Form 10-Q
period 1995-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1996-05-15
CIK 878375

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                   OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                              to


Commission file Nos.33-92120 AND 33-68730
                    ---------------------

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST
           (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                        04-6691601
- - -------------------                    ---------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

         225 FRANKLIN STREET, BOSTON, MASSACHUSETTS 02110
         ---------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (617) 985-3000
               ------------------------------------------
       (Registrant's telephone number, including area code)

                           NOT APPLICABLE
               ------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X     No
                               -----     -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                               Not applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                               Not applicable.

                       AMERICAN BAR ASSOCIATION MEMBERS/
                         STATE STREET COLLECTIVE TRUST

                                   FORM 10-Q

                                     INDEX



                                                          Page No.
                                                          --------
PART I.  FINANCIAL INFORMATION

     Item 1.Financial Statements (Unaudited)

     Aggressive Equity Fund
           Statement of Assets and Liabilities................. 1
           Statement of Operations............................. 2
           Statement of Changes in Net Assets...................3
           Per-Unit Data and Ratios.............................4

     Balanced Fund
           Statement of Assets and Liabilities................. 5
           Statement of Operations............................. 6
           Statement of Changes in Net Assets...................7
           Per-Unit Data and Ratios.............................8

     Growth Equity Fund
           Statement of Assets and Liabilities................. 9
           Statement of Operations............................ 10
           Statement of Changes in Net Assets..................11
           Per-Unit Data and Ratios............................12

     Index Equity Fund
           Statement of Assets and Liabilities................ 13
           Statement of Operations............................ 14
           Statement of Changes in Net Assets..................15
           Per-Unit Data and Ratios............................16

     Intermediate Bond Fund
           Statement of Assets and Liabilities................ 17
           Statement of Operations............................ 18
           Statement of Changes in Net Assets..................19
           Per-Unit Data and Ratios............................20

     International Equity Fund
           Statement of Assets and Liabilities................ 21
           Statement of Operations............................ 22
           Statement of Changes in Net Assets..................23
           Per-Unit Data and Ratios............................24

     Stable Asset Return Fund
           Statement of Assets and Liabilities................ 25
           Statement of Operations............................ 26
           Statement of Changes in Net Assets..................27
           Per-Unit Data and Ratios............................28

     Value Equity Fund
           Statement of Assets and Liabilities................ 29
           Statement of Operations............................ 30
           Statement of Changes in Net Assets..................31
           Per-Unit Data and Ratios............................32

     Structured Portfolio Service - Conservative Portfolio
           Statement of Assets and Liabilities................ 33
           Statement of Operations............................ 34
           Statement of Changes in Net Assets..................35
           Per-Unit Data and Ratios............................36

     Structured Portfolio Service - Moderate Portfolio
           Statement of Assets and Liabilities................ 37
           Statement of Operations............................ 38
           Statement of Changes in Net Assets..................39
           Per-Unit Data and Ratios............................40

     Structured Portfolio Service - Aggressive Portfolio
           Statement of Assets and Liabilities................ 41
           Statement of Operations............................ 42
           Statement of Changes in Net Assets..................43
           Per-Unit Data and Ratios............................44

     Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

PART II.  OTHER INFORMATION

     Item 1.Legal Proceedings..................................46

     Item 2.Changes in Securities..............................46

     Item 3.Defaults Upon Senior Securities....................46

     Item 4.Submission of Matters to a Vote of Security Holders

     Item 5.Other Information..................................46

     Item 6.Exhibits and Reports on Form 8-K...................46

SIGNATURES.....................................................47

ITEM 1. Financial Statements (Unaudited)


          American Bar Association Members/ State Street Collective Trust

                           Aggressive  Equity  Fund


                      Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1996
                                                        ----------------
ASSETS
Investments, at value (cost $183,343,453)...............    $232,707,885
Cash....................................................           3,685
Receivable  for  investments sold.......................       2,265,802
Receivable  for  fund  units sold.......................         748,658
Dividends  and  interest  receivable....................         159,186
Other  assets...........................................         240,193
                                                            ------------
     Total  assets......................................     236,125,409
                                                            ------------
Liabilities
Payable for investments purchased.......................       2,395,657
Payable for fund units purchased........................               0
Accrued expenses........................................         541,566
Other liabilities.......................................               0
                                                            ------------
     Total liabilities..................................       2,937,223
                                                            ------------
Net Assets..............................................    $233,188,186
                                                            ============
Net asset value, redemption price and offering price
per unit of beneficial interest
($233,188,186/6,471,034  units  outstanding)............          $36.04
                                                            ============

         American Bar Association Members/ State Street Collective Trust

                         Aggressive  Equity  Fund

                          Statement of Operations
                                Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------

Investment income
     Dividend income....................................        $369,398
     Interest income....................................         170,275
                                                        ----------------
          Total investment income.......................         539,673

Expenses:
     Investment advisory fee............................        $252,684
     State  Street  Bank  &  Trust  Company - program  fee       212,054
     American  Bar  Retirement  Association - program  fee        31,169
     Trustee, management and administration fees........          44,853
     Other expenses and taxes...........................           7,276
     Amortization of Organization Expenses..............          20,146
                                                        ----------------
          Total expenses................................         568,182
                                                        ----------------
Net investment income (loss)............................         (28,509)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
- - -------------------------------------------------
Net realized gain on investments sold...................       8,028,647
Unrealized appreciation of investments during the period       7,874,179
                                                        ----------------
     Net  gain  on  investments.........................      15,902,826
                                                        ----------------
     Net increase in net assets resulting from operations    $15,874,317
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                           Aggressive  Equity  Fund


                     Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income (loss)..................        ($28,509)
          Net realized gain on investments sold.........       8,028,647
          Unrealized appreciation of investments during
          the period....................................       7,874,179
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................      15,874,317
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................       7,560,860
          Cost of units redeemed........................      (4,800,598)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................       2,760,262
                                                        ----------------
                    Total increase in net assets........      18,634,579

NET ASSETS:
          Beginning of period...........................     214,553,607
          End of period.................................    $233,188,186

Number of units:
          Outstanding-beginning of period...............       6,390,559
               Sold.....................................         218,361
               Redeemed.................................        (137,886)
                                                        -----------------
          Outstanding-end of period.....................       6,471,034
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                           Aggressive  Equity  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout
the period:                                              For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income.......................................           $0.08
Expenses................................................           (0.09)
                                                        -----------------
Net investment income (loss)............................           (0.01)
Net realized and unrealized gain on investments.........            2.46
                                                        -----------------
Net increase in unit value..............................            2.45
Net asset value at beginning of period..................           33.59
                                                        -----------------
Net assets value at end of period.......................          $36.04
                                                        ================
Ratio of expenses to average assets*....................            1.03%
Ratio of net investment income to average assets*......           (0.05%)
Portfolio turnover......................................              25%
Number of units outstanding at end of period(in thousands)          6,471

- - ----------------------------------------
*Annualized

        American Bar Association Members/ State Street Collective Trust

                                 Balanced  Fund


                      Statement of Assets and Liabilities
                                   Unaudited


                                                        March  31,  1996
                                                        -----------------------
ASSETS
Investments, at value (cost $267,784,162)...............    $306,985,451
Cash....................................................           1,879
Receivable for investments sold.........................       7,718,842
Receivable for fund units sold..........................               0
Dividends and interest receivable.......................       1,338,925
Other assets............................................         287,526
                                                        ----------------
     Total  assets......................................     316,332,623
                                                        ----------------

LIABILITIES
Payable for investments purchased.......................      40,821,639
Payable for fund units purchased........................          39,773
Accrued expenses........................................         366,932
Other liabilities.......................................           5,716
                                                        ----------------
     Total liabilities..................................      41,234,060
                                                        ----------------

Net Assets..............................................    $275,098,563
                                                        ================

Net asset value, redemption price and offering price
 per unit of beneficial interest
($275,098,563/8,334,802 units outstanding)...........             $33.01
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                                 Balanced Fund


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------

Investment income
     Dividend income....................................        $791,686
     Interest income....................................       1,713,434
                                                        ---------------
          Total investment income.......................       2,505,120

Expenses:
     Investment  advisory fee...........................        $255,523
     State Street Bank & Trust Company - program  fee...         260,138
     American Bar Retirement Association - program fee..          38,233
     Trustee, management and administration fees........          55,026
     Other expenses and taxes...........................          13,158
     Amortization of Organization Expenses..............          23,062
                                                        ----------------
          Total expenses................................         645,140
                                                        ----------------
Net investment income...................................       1,859,980
                                                        ----------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net realized gain on investments sold...................       4,579,968
Unrealized appreciation of investments during the period       1,910,806
                                                        ----------------
     Net gain on investments............................       6,490,774
                                                        ----------------
     Net increase in net assets resulting from operations     $8,350,754
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                                 Balanced  Fund


                     Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income.........................      $1,859,980
          Net realized gain on investments sold.........       4,579,968
          Unrealized appreciation of investments during
          the period....................................       1,910,806
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................       8,350,754
                                                        ----------------

Participant transactions:
          Proceeds from sale of units...................       6,751,368
          Cost of units redeemed........................      (4,481,971)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................       2,269,397
                                                        ----------------
                    Total increase in net assets........      10,620,151

NET ASSETS:
          Beginning of period...........................     264,478,412
          End of period.................................    $275,098,563

Number of units:
          Outstanding-beginning of period...............       8,264,600
               Sold.....................................         206,949
               Redeemed.................................        (136,747)
                                                        -----------------
          Outstanding-end of period.....................       8,334,802
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                                Balanced  Fund


                           Per-Unit Data and Ratios
                                  Unaudited

Selected data for a unit outstanding throughout
the period:                                               For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income.......................................           $0.30
Expenses................................................           (0.08)
                                                        -----------------
Net investment income...................................            0.22
Net realized and unrealized gain on investments.........            0.79
                                                        -----------------
Net increase in unit value..............................            1.01
Net asset value at beginning of period..................           32.00
                                                        -----------------
Net assets value at end of period.......................          $33.01
                                                        =================
Ratio of expenses to average net assets*................            0.95%
Ratio of net investment income to average assets*.......            2.75%
Portfolio turnover......................................              69%
Number of units outstanding at end of period(in thousands)          8,335

- - ----------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                             Growth  Equity  Fund


                     Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1996
                                                        -----------------------
ASSETS
Investments, at value (cost $526,107,881)...............    $675,689,472
Cash....................................................          25,407
Receivable for investments sold.........................       4,824,664
Receivable for fund units sold..........................          49,567
Dividends and interest receivable.......................       1,182,184
Other  assets...........................................         662,588
                                                        ----------------
    Total  assets......................................     682,433,882
                                                        ----------------

Liabilities
Payable for investments purchased.......................       6,393,681
Payable for fund units purchased........................               0
Accrued expenses........................................         838,945
Other liabilities.......................................          10,182
                                                        ----------------
     Total liabilities..................................       7,242,808
                                                        ----------------

Net Assets..............................................    $675,191,074
                                                        ================

Net asset value, redemption price and offering price per
unit of beneficial interest
( $675,191,074/2,777,538  units  outstanding)...........         $243.09
                                                        ================

           American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income
     Dividend income....................................      $4,907,679
     Interest income....................................         463,589
                                                        ----------------
          Total investment income.......................       5,371,268

Expenses:
     Investment  advisory fee...........................        $509,322
     State Street Bank  &  Trust Company - program   fee         632,489
     American  Bar  Retirement Association - program fee          92,958
     Trustee, management and administration fees........         133,777
     Other expenses and taxes...........................          27,162
     Amortization of Organization Expenses..............          42,325
                                                        ----------------
          Total expenses................................       1,438,033
                                                        ----------------
Net investment income...................................       3,933,235
                                                        ----------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net realized gain on investments sold...................      22,699,846
Unrealized appreciation of investments during the period      11,750,876
                                                        ----------------
     Net gain on investments............................      34,450,722
                                                        ----------------
     Net increase in net assets resulting from operations    $38,383,957
                                                        ================

          American Bar Association Members/ State Street Collective Trust

                             Growth  Equity  Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income.........................      $3,933,235
          Net realized gain on investments sold.........      22,699,846
          Unrealized appreciation of investments during
          the period....................................      11,750,876
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................      38,383,957
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      10,511,470
          Cost of units redeemed........................     (11,627,679)
                                                        -----------------
          Net decrease in net asssets resulting from
          participant transactions......................      (1,116,209)
                                                        -----------------
                    Total increase in net assets........      37,267,748

NET ASSETS:
          Beginning of period...........................     637,923,327
          End of period.................................    $675,191,074

Number of units:
          Outstanding-beginning of period...............       2,781,981
               Sold.....................................          44,301
               Redeemed.................................         (48,744)
                                                        -----------------
          Outstanding-end of period.....................       2,777,538
                                                        =================

            American Bar Association Members/ State Street Collective Trust

                              Growth  Equity  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                   For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income.......................................           $1.94
Expenses................................................           (0.52)
                                                        -----------------
Net investment income...................................            1.42
Net realized and unrealized gain on investments.........          $12.35
                                                        -----------------
Net increase in unit value..............................           13.78
Net asset value at beginning of period..................          229.31
                                                        -----------------
Net assets value at end of period.......................         $243.09
                                                        =================

Ratio of expenses to average net assets*................            0.87%
Ratio of net investment income to average assets*.......            2.39%
Portfolio turnover......................................              23%
Number of units outstanding at end of period(in thousands)          2,778

- - -----------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                              Index  Equity  Fund


                       Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31 ,  1996
                                                        -----------------------
ASSETS
Investments, at value (cost $53,152,264)................    $58,880,096
Cash....................................................         91,332
Receivable for investments sold.........................              0
Receivable for fund units sold..........................        129,353
Dividends and interest receivable.......................              0
Other assets............................................         49,472
                                                        ---------------
     Total assets.......................................     59,150,253
                                                        ---------------

LIABILITIES
Payable for investments purchased.......................        142,383
Payable for fund units purchased........................        165,147
Accrued expenses........................................         36,704
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................        344,234
                                                        ---------------
NET ASSETS..............................................    $58,806,019
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
( $58,806,019/4,006,177 units outstanding).............         $14.68
                                                        ===============

          American Bar Association Members/ State Street Collective Trust

                              Index  Equity  Fund


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income
     Dividend income....................................        $53,412
     Interest income....................................              0
                                                        ---------------
          Total investment income.......................         53,412

Expenses:
     Investment Advisory Fee............................             $0
     State Street Bank & Trust Company - program  fee...         51,814
     American Bar Retirement Association - program  fee.          7,615
     Trustee, management and administration fees........         26,134
     Other expenses and taxes...........................          5,976
     Amortization  of  Organization  expenses...........          1,405
                                                        ----------------
          Total expenses................................         92,944
                                                        ----------------
Net investment income (loss)............................        (39,532)
                                                        ----------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net  realized  gain  on  investments  sold..............        309,188
Unrealized appreciation of investments during the period      2,486,806
                                                        ---------------
     Net  gain  on  investments.........................      2,795,994
                                                        ---------------
     Net increase in net assets resulting from operations    $2,756,462
                                                        ===============

           American Bar Association Members/ State Street Collective Trust

                              Index  Equity  Fund


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income(loss)...................       ($39,532)
          Net realized gain on investments sold.........        309,188
          Unrealized appreciation of investments during
          the period....................................       2,486,806
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................       2,756,462
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................     10,784,200
          Cost of units redeemed........................     (2,662,717)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions                            8,121,483
                                                        ----------------
                    Total increase in net assets........     10,877,945

Net Assets:
          Beginning of period...........................     47,928,074
          End of period.................................    $58,806,019

Number of units:
          Outstanding-beginning of period...............      3,437,843
               Sold.....................................        753,385
               Redeemed.................................       (185,051)
                                                        ----------------
          Outstanding-end of period.....................      4,006,177
                                                        ================

        American Bar Association Members/ State Street Collective Trust

                           Index  Equity  Fund


                        Per-Unit Data and Ratios
                                Unaudited

Selected data for a unit outstanding throughout
the period:
                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------------
Investment income.......................................          $0.01
Expenses................................................          (0.02)
                                                        ----------------
Net investment income (loss)............................          (0.01)
Net realized and unrealized gain on investments.........           0.75
                                                        ----------------
Net increase in unit value..............................           0.74
Net asset value at beginning of period..................          13.94
                                                        ----------------
Net assets value at end of period.......................         $14.68
                                                        ================
Ratio of expenses to average net assets*................           0.69%
Ratio of net investment income (loss) to average assets*          (0.29%)
Portfolio turnover**....................................              5%
Number of units outstanding at end of period(in thousands)        4,006

- - -----------------------------------------
*Annualized
**Reflects purchases and sales of units of the collective investment funds in which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds.

         American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                     Statement of Assets and Liabilities
                                 Unaudited

                                                        March  31,  1996
                                                    ---------------------------
ASSETS
Investments, at value (cost $45,219,163)................     $44,276,612
Cash....................................................               0
Receivable for investments sold.........................               0
Receivable for fund units sold..........................         308,214
Dividends and interest receivable.......................          82,607
Other  assets...........................................          37,016
                                                        ----------------
    Total  assets......................................      44,704,449
                                                        ----------------
LIABILITIES
Payable for investments purchased.......................         308,214
Payable for fund units purchased........................               0
Accrued expenses........................................          27,333
Other liabilities.......................................               0
                                                        ----------------
     Total liabilities..................................         335,547
                                                        ----------------

NET ASSETS..............................................     $44,368,902
                                                        ================

Net asset value, redemption price and offering price
per unit of beneficial interest
($44,368,902/4,353,562 units outstanding)...............          $10.19
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                           Statement of Operations
                                 Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income
     Dividend income....................................        $227,111
     Interest income....................................               0
                                                        ----------------
          Total investment income.......................         227,111

Expenses:
     Investment advisory fee............................              $0
     State Street Bank & Trust Company - program  fee...          39,396
     American Bar Retirement Association - program  fee.           5,790
     Trustee, management and administration fees........             693
     Other expenses and tax.............................           7,874
     Amortization of Organization Expenses..............           1,045
                                                        ----------------
          Total expenses................................          54,798
                                                        ----------------
Net investment income...................................         172,313
                                                        ----------------
REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net realized loss on investments sold...................             (81)
Unrealized depreciation of investments during the period      (1,774,453)
                                                        -----------------
     Net loss on investments............................      (1,774,534)
                                                        -----------------
     Net decrease in net assets resulting from operations    ($1,602,221)
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                            Intermediate  Bond  Fund


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income.........................        $172,313
          Net realized loss on investments sold.........             (81)
          Unrealized depreciation of investments during
          the period....................................      (1,774,453)
                                                        -----------------
          Net decrease in net assets resulting from
          operations....................................      (1,602,221)
                                                        -----------------

Participant transactions:
          Proceeds from sales of units..................      10,121,921
          Cost of units redeemed........................        (610,001)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................       9,511,920
                                                        -----------------
                    Total increase in net assets........       7,909,699

Net Assets:
          Beginning of period...........................      36,459,203
          End of period.................................     $44,368,902

Number of units:
          Outstanding-beginning of period...............       3,447,358
               Sold.....................................         965,229
               Redeemed.................................         (59,025)
                                                        -----------------
          Outstanding-end of period.....................       4,353,562
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                   For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income.......................................           $0.06
Expenses................................................           -0.01
                                                        -----------------
Net investment income...................................            0.05
Net realized and unrealized loss on investments.........           -0.44
                                                        -----------------
Net decrease in unit value..............................           -0.39
Net asset value at beginning of period..................           10.58
                                                        -----------------

Net asset value at end of period.......................          $10.19
                                                        =================
Ratio of expenses to average net assets*................            0.53%
Ratio of net investment income to average assets*.......            1.68%
Portfolio turnover**....................................               1%
Number of units outstanding at end of period(in thousands)          4,119

- - ----------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the Fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                     Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1996
                                                        ----------------------
Assets
Investments, at value (cost $18,212,938)................    $19,036,491
Cash....................................................              0
Receivable  for  investments sold.......................              0
Receivable  for  fund  units sold.......................          8,731
Dividends  and  interest  receivable....................              0
Other  assets...........................................         14,501
                                                        ---------------
     Total  assets......................................     19,059,723
                                                        ---------------

Liabilities
Payable for investments purchased.......................          8,731
Payable for fund units purchased........................              0
Accrued expenses........................................          9,838
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................         18,569
                                                        ---------------

Net Assets..............................................    $19,041,154
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($19,041,154/1,172,550 units outstanding)...............         $16.24
                                                        ===============

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                            Statement of Operations
                                  Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March  31, 1996
                                                        ------------------
Investment income
     Dividend income....................................             $0
     Interest income....................................              0
                                                        -----------------
          Total investment income.......................              0

Expenses:
     Investment Advisory Fee............................             $0
     State Street Bank & Trust Company - program  fee...        $14,634
     American Bar Retirement Association - program  fee.          2,326
     Trustee, management and administration fees........          3,125
     Other expenses and taxes...........................          1,960
     Amortization  of  Organization expenses............            501
                                                        -----------------
          Total expenses................................         22,546
                                                        -----------------
Net investment income (loss)............................        (22,546)
                                                        -----------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments sold...............         28,505
Unrealized appreciation of investments during the period        813,854
                                                        -----------------
     Net  gain  on  investments.........................        842,359
                                                        -----------------
     Net increase in net assets resulting from operations      $819,813
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March  31, 1996
                                                        ------------------
Increase in Net Assets From:
Operations:
          Net investment income(loss)...................       ($22,546)
          Net realized gain on investments sold.........         28,505
          Unrealized appreciation of investments during
          the period....................................        813,854
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................        819,813
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      8,582,886
          Cost of units redeemed........................     (1,210,860)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................      7,372,026
                                                        ----------------
                    Total increase in net assets........      8,191,839

Net Assets:
          Beginning of period...........................     10,849,315
          End of period.................................    $19,041,154

Number of units:
          Outstanding-beginning of period...............        705,954
               Sold.....................................        542,819
               Redeemed.................................        (76,223)
                                                        ----------------
          Outstanding-end of period.....................      1,172,550
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:
                                                         For the period
                                                        January  1,  1996
                                                        to March  31, 1996
                                                        -------------------
Investment income.......................................          $0.00
Expenses................................................          (0.02)
Net investment income (loss)............................          (0.02)
Net realized and unrealized gain on investments.........           0.89
Net increase in unit value..............................           0.87
Net asset value at beginning of period..................          15.37

Net assets value at end of period.......................         $16.24

Ratio of expenses to average net assets*................           0.59%
Ratio of net investment income (loss) to average assets*          (0.59%)
Portfolio turnover**....................................              6%
Number of units outstanding at end of period(in thousands)         1,173

- - ----------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment company in which the Fund invests, rather than the turnover of the underlying portfolio of such registered investment company.

      American  Bar  Association  Members / State  Street  Collective  Trust

                         Stable  Asset  Return  Fund


                    Statement  of  Assets  and  Liabilities
                                   Unaudited

                                                        March  31,  1996
                                                        ----------------------
Assets
Investments, at value (Cost $600,950,427)...............   $600,950,427
Interest Receivable ....................................      8,976,587
Receivable for fund units sold..........................              0
Other assets............................................        604,888
                                                        ---------------
     Total  Assets......................................    610,531,902
                                                        ---------------

Liabilities
Payable for units redeemed..............................        676,698
Accrued expenses........................................        499,011
                                                        ---------------
     Total Liabilities..................................      1,175,709
                                                        ---------------
Net  Assets.............................................   $609,356,193
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($609,356,193/609,356,193 units outstanding)............          $1.00
                                                        ===============

      American  Bar  Association  Members / State  Street  Collective  Trust

                          Stable  Asset  Return  Fund


                          Statement  of  Operations
                                   Unaudited

                                                        For  the  period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Interest  income........................................     $8,976,587
                                                        ---------------
Expenses:
     State Street Bank & Trust Company - program  fee...        594,225
     American Bar Retirement Association - program  fee.         87,337
     Trustee,  management  and  administration fees.....        308,964
     Other expenses and taxes...........................         17,612
     Amortization of Organization expenses..............         32,680
                                                        ---------------
          Total  Expenses...............................      1,040,817
                                                        ---------------
Net investment income...................................     $7,935,770
                                                        ---------------

      American  Bar  Association  Members / State  Street  Collective  Trust

                           Stable  Asset  Return  Fund


                     Statement  of  Changes  in  Net  Assets
                                    Unaudited

                                                        For  the  period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income and net increase in net
          assets resulting from operations..............     $7,935,770
                                                        ----------------
          Distributions from net investment income......     (7,935,770)
                                                        ----------------

Participant transactions:
          Proceeds from sale of units...................     17,235,302
          Units issued in connection with reinvestment
          of net investment income......................      7,935,770
          Cost of units redeemed........................    (46,066,267)
                                                        ----------------
          Net decrease in net assets resulting from
          participant transactions......................    (20,895,195)
                                                        ----------------
                    Total decrease in net assets........    (20,895,195)
                                                        ----------------

Net Assets:
          Beginning of period...........................    630,251,388
          End of period.................................   $609,356,193
                                                        ================

      American  Bar  Association  Members / State  Street  Collective  Trust

                         Stable  Asset  Return  Fund


                           Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:
                                                        For  the  period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------

Investment income.......................................         $0.015
Expenses................................................         (0.002)
                                                        ----------------
Net investment income...................................          0.013
Reinvestment  of  net  investment  income...............         (0.013)
                                                        ----------------
Net decrease in unit value..............................          0.000
Net asset value at beginning of period..................           1.00
                                                        ----------------
Net asset value at end of period........................          $1.00
                                                        ================
Ratio of expenses to average net assets*................           0.67%
Ratio of net investment income to average assets*.......           5.14%
Number of units outstanding at end of period(in thousands)       609,356

- - ----------------------------------------
* Annualized

         American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                     Statement of Assets and Liabilities
                                    Unaudited

                                                        March  31,  1996
                                                        ----------------------
Assets
Investments, at value (cost $29,373,934)................     $31,427,027
Cash....................................................             123
Receivable  for  investments sold.......................               0
Receivable  for  fund  units sold.......................         139,713
Dividends  and  interest  receivable....................          76,460
Other  assets...........................................          24,277
                                                        ----------------
     Total  assets......................................      31,667,600
                                                        ----------------

Liabilities
Payable for investments purchased.......................       1,033,863
Payable for fund units purchased........................               0
Accrued expenses........................................          35,706
Other liabilities.......................................               0
                                                        ----------------
     Total liabilities..................................       1,069,569
                                                        ----------------

Net Assets..............................................     $30,598,031
                                                        ================

Net asset value, redemption price and offering price per
unit of beneficial interest
( $30,598,031/2,254,609  units  outstanding)............          $13.57
                                                        ================

      American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                            Statement of Operations
                                  Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        ----------------------
Investment income
     Dividend income....................................        $126,378
     Interest income....................................          63,375
                                                        ----------------
          Total investment income.......................         189,753

Expenses:
     Investment  advisory fee...........................         $27,646
     State Street Bank  & Trust Company - program  fee..          24,895
     American Bar Retirement Association - program fee..           3,659
     Trustee, management and administration fees........           5,262
     Other  expenses  and taxes.........................           3,897
     Amortization  of  Organization Expenses............             639
                                                        ----------------
          Total expenses................................          65,998
                                                        ----------------
Net investment income...................................         123,755
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments sold...............          63,149
Unrealized  appreciation  of  investments  during
     the period.........................................        1,036,703
                                                        -----------------
     Net  gain  on  investments.........................        1,099,852
                                                        -----------------
     Net increase in net assets resulting from operations      $1,223,607
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income.........................        $123,755
          Net realized gain on investments sold.........          63,149
          Unrealized appreciation of investments during
          the period....................................       1,036,703
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................       1,223,607
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................       9,836,587
          Cost of units redeemed........................      (1,080,113)
                                                         -----------------
          Net increase in net assets resulting from
          participant transactions......................       8,756,474
                                                        ------------------
                    Total increase in net assets........       9,980,081

Net Assets:
          Beginning of period...........................      20,617,950
          End of period.................................     $30,598,031

Number of units:
          Outstanding-beginning of period...............       1,594,367
               Sold.....................................         740,455
               Redeemed.................................         (80,213)
                                                        -----------------
          Outstanding-end of period.....................       2,254,609
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                   For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------

Investment income.......................................           $0.10
Expenses................................................           (0.03)
                                                        -----------------
Net investment income...................................            0.07
Net realized and unrealized gain on investments.........            0.57
                                                        -----------------
Net increase in unit value..............................            0.64
Net asset value at beginning of period..................           12.93
                                                        -----------------

Net assets value at end of period.......................          $13.57
                                                        =================

Ratio of expenses to average net assets*................            1.02%
Ratio of net investment income to average assets*.......            1.91%
Portfolio turnover......................................              39%
Number of units outstanding at end of period(in thousands)          2,255

- - ----------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                       Statement of Assets and Liabilities
                                    Unaudited

                                                        March  31,  1996
                                                        ----------------------
Assets
Investments, at value (cost $7,979,655).................     $8,200,096
Cash....................................................              0
Receivable for investments sold.........................         49,644
Receivable for fund units sold..........................          4,299
Dividends and interest receivable.......................              0
Other assets............................................              0
                                                        ---------------
     Total assets.......................................      8,254,039
                                                        ---------------

Liabilities
Payable for investments purchased.......................         53,943
Payable for fund units purchased........................              0
Accrued Expenses .......................................          1,037
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................         54,980
                                                        ---------------
Net Assets..............................................     $8,199,059
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($8,199,059/776,172  units outstanding).................         $10.56
                                                        ===============

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        ----------------------
Investment income:
     Dividend income....................................             $0
     Interest income....................................              0
                                                        ----------------
          Total investment income.......................              0

Expenses:
     Investment advisory fee............................             $0
     State Street Bank & Trust Company-program fee......              0
     American Bar Retirement Association-program fee....              0
     Trustee, management and administration fees........              0
     Other  expenses  and taxes.........................              0
     Amortization  of  Organization expenses............          1,771
                                                        ----------------
          Total expenses................................          1,771
                                                        ----------------
Net investment income (loss)............................         (1,771)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold...................         38,100
Unrealized  appreciation  of  investments during the period      22,262
                                                        ----------------

     Net gain on investment.............................         60,362
                                                        ----------------
     Net increase in net assets resulting from operations       $58,591
                                                        ================

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                        Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................        ($1,771)
          Net realized gain on investments sold.........         38,100
          Unrealized appreciation of investments during
          the period....................................         22,262
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................         58,591
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      3,285,538
          Cost of units redeemed........................       (517,150)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................      2,768,388
                                                        ----------------
                    Total increase in net assets........      2,826,979

Net Assets:
          Beginning of period...........................      5,372,080
          End of period.................................     $8,199,059

Number of units:
          Outstanding-beginning of period...............        513,200
               Sold.....................................        312,089
               Redeemed.................................        (49,117)
                                                        ----------------
          Outstanding-end of period.....................        776,172
                                                        ================

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:
                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------

Investment income.......................................          $0.00
Expenses................................................           0.00
                                                        ---------------
Net investment income...................................           0.00
Net realized and unrealized gain on investments.........           0.09
                                                        ---------------
Net increase in unit value..............................           0.09
Net asset value at beginning of period..................          10.47
                                                        ---------------

Net asset value at end of period........................         $10.56
                                                        ===============

Ratio of expenses to average net assets*................           0.10%
Ratio of net investment income (loss) to average assets*         (0.10%)
Portfolio turnover**....................................           9.44%
Number of units outstanding at end of period(in thousands)          776

- - ----------------------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds.

           American Bar Association Members/ State Street Collective Trust

               Structured  Portfolio  Service  -  Moderate  Portfolio


                        Statement of Assets and Liabilities
                                     Unaudited

                                                        March  31,  1996
                                                        ----------------------
Assets
Investments, at value (cost $21,139,307)................    $21,975,614
Cash....................................................              0
Receivable for investments sold.........................        159,558
Receivable for fund units sold..........................         30,008
Dividends and interest receivable.......................              0
Other assets............................................              0
                                                        ---------------
     Total assets.......................................     22,165,180
                                                        ---------------

Liabilities
Payable for investments purchased.......................        189,566
Payable for fund units purchased........................              0
Accrued Expenses .......................................          2,731
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................        192,297
                                                        ---------------

Net Assets..............................................    $21,972,883
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($21,972,883/2,037,568  units outstanding)..............         $10.78
                                                        ===============

           American Bar Association Members/ State Street Collective Trust

             Structured  Portfolio  Service  -  Moderate  Portfolio


                             Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income
     Dividend income....................................             $0
     Interest income....................................              0
                                                        ----------------
          Total investment income.......................              0

Expenses:
     Investment advisory fee............................             $0
     State Street Bank & Trust Company-program fee......              0
     American Bar Retirement Association-program fee....              0
     Trustee, management and administration fees........              0
     Other  expenses  and taxes........................              0
     Amortization  of  Organization expenses............          4,536
                                                        ----------------
          Total expenses................................          4,536
                                                        ----------------
Net investment income (loss)............................         (4,536)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold...................         57,796
Unrealized  appreciation  of  investments during the period     284,584
                                                        ----------------

     Net gain on investments............................        342,380
                                                        ----------------
     Net increase in net assets resulting from operations      $337,843
                                                        ================

      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service  -  Moderate  Portfolio


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................        ($4,536)
          Net realized gain on investments sold.........         57,796
          Unrealized appreciation of investments during
          the period....................................        284,584
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................        337,843
                                                        ----------------

Participant transactions:
          Proceeds from sale of units...................      9,630,259
          Cost of units redeemed........................       (374,207)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................      9,256,053
                                                        ----------------
                    Total increase in net assets........      9,593,896

Net Assets:
          Beginning of period...........................     12,378,987
          End of period.................................    $21,972,883

Number of units:
          Outstanding-beginning of period...............      1,173,969
               Sold.....................................        898,961
               Redeemed.................................        (35,362)
                                                        ----------------
          Outstanding-end of period.....................      2,037,568
                                                        ================

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Moderate  Portfolio


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout
the period:
                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income.......................................          $0.00
Expenses................................................           0.00
                                                        ---------------
Net investment income...................................           0.00
Net realized and unrealized gain on investments.........           0.24
                                                        ---------------
Net increase in unit value..............................           0.24
Net asset value at beginning of period..................          10.54
                                                        ---------------
Net asset value at end of period........................         $10.78
                                                        ===============

Ratio of expenses to average net assets*................           0.10%
Ratio of net investment income (loss) to average assets*         (0.10%)
Portfolio turnover**....................................           4.34%
Number of units outstanding at end of period(in thousands)        2,038

- - -----------------------------------------
*Annualized
**Reflects the purchases and sales of units of the Funds in which the Portfolio invests, rather than the turnover of such underlying Funds.

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Aggressive  Portfolio


                       Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1996
                                                        ----------------------
Assets
Investments, at value (cost $13,939,996)................    $14,877,441
Cash....................................................              0
Receivable for investments sold.........................         84,628
Receivable for fund units sold..........................         75,163
Dividends and interest receivable.......................              0
Other assets............................................              0
                                                        ---------------
     Total assets.......................................     15,037,232
                                                        ---------------

Liabilities
Payable for investments purchased.......................        159,790
Payable for fund units purchased........................              0
Accrued Expenses .......................................          2,006
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................        161,796
                                                        ---------------

Net Assets..............................................    $14,875,436
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($14,875,436/1,350,171  units outstanding)..............         $11.02
                                                        ===============

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Aggressive  Portfolio


                            Statement of Operations
                                    Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Investment income
     Dividend income....................................             $0
     Interest income....................................              0
                                                        ----------------
          Total investment income.......................              0

Expenses:
     Investment advisory fee............................             $0
     State Street Bank & Trust Company-program fee......              0
     American Bar Retirement Association-program fee....              0
     Trustee, management and administration fees........              0
     Other  expenses  and taxes.........................              0
     Amortization  of  Organization expenses............          3,170
                                                        ----------------
          Total expenses................................          3,170
                                                        ----------------
Net investment income (loss)............................         (3,170)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold...................         50,232
Unrealized  appreciation  of  investments during the period     458,809
                                                        ----------------

     Net gain on investments............................        509,041
                                                        ----------------
     Net increase in net assets resulting from operations      $505,871
                                                        ================

            American Bar Association Members/ State Street Collective Trust

               Structured  Portfolio  Service  -  Aggressive  Portfolio


                        Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income(loss)...................        ($3,170)
          Net realized gain on investments sold.........         50,232
          Unrealized appreciation of investments during
          the period....................................        458,809
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................        505,871
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      4,748,320
          Cost of units redeemed........................       (378,215)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................      4,370,105
                                                        ----------------
                    Total increase in net assets........      4,875,976

Net Assets:
          Beginning of period...........................      9,999,460
          End of period.................................    $14,875,436

Number of units:
          Outstanding-beginning of period...............        946,103
               Sold.....................................        439,044
               Redeemed.................................        (34,976)
                                                        ----------------
          Outstanding-end of period.....................      1,350,171
                                                        ================

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Aggressive  Portfolio


                           Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout
the period:
                                                         For the period
                                                        January  1,  1996
                                                        to March 31, 1996
                                                        -----------------

Investment income.......................................          $0.00
Expenses................................................           0.00
                                                        ----------------
Net investment income...................................           0.00
Net realized and unrealized gain on investments.........           0.45
                                                        ----------------
Net increase in unit value..............................           0.45
Net asset value at beginning of period..................          10.57
                                                        ----------------

Net asset value at end of period........................         $11.02
                                                        ================

Ratio of expenses to average net assets*.............             0.07%
Ratio of net investment income (loss) to average assets*         (0.07%)
Portfolio turnover**....................................           3.59%
Number of units outstanding at end of period(in thousands)         1,350

- - ------------------------------------------
*Annualized
**Reflects the purchases and sales of units of the Funds in which the Portfolio invests, rather than the turnover of such underlying Funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AGGRESSIVE EQUITY FUND

   The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by the broad measures of the domestic stock market. For the quarter ended March 31, 1996 the Aggressive Equity Fund experienced a total return net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses") of 7.3%. The Standard & Poors 500 Composite Stock Price Index, an unmanaged index that emphasizes large-capitalization companies (the "S&P 500 Index"), produced a return of 5.4% for the same period. The S&P 500 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

   The first quarter of 1996 was the fifth consecutive quarter of strong positive equity returns, despite an up-tick in long-term interest rates and a correspondingly weak bond market. Record mutual fund inflows have helped support the equity market, as has the continuing boom in mergers and restructurings.

   The most heavily weighted sectors in the Aggressive Equity Fund are computers and office equipment, banks, technology and consumer goods. Weaker areas in terms of return in the portfolio included business services, technology and finance-related holdings.


BALANCED FUND

   The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities (including bonds, notes, debentures and equipment trust certificates) and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended March 31, 1996, the Balanced Fund experienced a total return, net of Expenses, of 3.1%. For the same period, the S&P 500 Index produced a return of 5.4% and the Lehman Brothers Aggregate Bond Index, (the "LB Bond Index") a broad measure of the domestic bond market, experienced a return of -1.8%.

   In the first quarter of 1996, the U.S. equity market continued to perform well. However, last year's torrid pace has slowed while daily volatility increased significantly. Apparent strength of the economy reduced the chances of the Federal Reserve cutting interest rates further, leading to bond weakness that persisted through the quarter.

   Some of the most heavily weighted industry sectors in the equity portion of the portfolio were consumer goods, technology and healthcare. The fixed income segment was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.


GROWTH EQUITY FUND

   The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 1996, the Growth Equity Fund experienced a total return, net of Expenses, of 6.0%. The S&P 500 Index produced a return of 5.4% for the same period.

   The first quarter showed continued strength in the equity markets, with growth, mid-cap and small-cap indices all returning between 5% and 6.2% for the period.

   Some of the most heavily weighted industry sectors in the Growth Equity Fund were consumer durables, technology and healthcare. Weaker areas in terms of return were communication services, utilities and consumer non-durables.


INDEX EQUITY FUND

   The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index (the "Russell Index"), with the overall objective of achieving long-term growth of capital. The Russell Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell Index. The Index Equity Fund invests in common stocks included in the Russell Index by fully replicating the S&P 500 Index and the next largest 1,500 companies and by using sampling techniques to track the performance of the remaining 1,000 companies.

   The fund produced a total return, net of Expenses, for the first quarter of 1996 of 5.3%. By comparison, the Russell Index produced a return of 5.5% for the first quarter of 1996.


INTERMEDIATE BOND FUND

   The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing
primarily  in  a  diversified  portfolio of fixed-income  securities.   A
portion of the Intermediate Bond Fund (approximately two-thirds) will be actively managed, investing in fixed income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Bond Fund
- - -- the index portion -- will be invested to replicate  the LB Bond Index,
which   is   composed  of  approximately  5,000  issues  of  fixed-income securities, including U.S. Government Obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

   Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portion of the fund ($75 million and $200 million respectively), two-thirds of all contributions will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Stagecoach Inc. Bond Index Fund.

   For the quarter ended March 31, 1996, the Intermediate Bond Fund experienced a total return, net of Expenses, of -3.6%. As a comparison, the LB Bond Index produced a return for the first quarter of 1996 of
- - -1.8%. The bond market weakness reflects improving employment, vehicle sales, and housing, along with inflation fears.


INTERNATIONAL EQUITY FUND

   The International Equity Fund's investment objective is to seek long-term growth of capital through investing primarily in common stocks of established non-U.S. companies. The Fund intends to diversify investments broadly among countries of the Far East and Europe, as well as in South Africa, Australia, Canada and other areas. The International Equity Fund will seek to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

   Until the International Equity Fund reaches its minimum level of contributions to meet its investment objective, which State Street has determined to be $25 million, all contributions will be invested in the
T. Rowe Price International Stock Fund.

   For the quarter ended March 31, 1996, the International Equity Fund experienced a total return, net of Expenses, of 5.6%. For the first quarter of 1996, the total return of Morgan Stanley EAFE (Europe, Australia, Far East) Index was 2.6%. The non-U.S. equity market performance was hampered by the strengthening dollar.


STABLE ASSET RETURN FUND

   The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, funding agreements issued by insurance companies, banks or other financial institutions or investment contracts or longer-term certificates of deposit issued by domestic and foreign banks or trust companies. The Stable Asset Return Fund also invests in high quality money market instruments including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements.

   For the quarter ended March 31, 1996, the Stable Asset Fund produced an average yield, net of Expenses, of 5.26%. As a standard of performance measurement, the Donoghue Money Market Fund "Tier One" average for the first quarter of 1996 was 4.91%.


VALUE EQUITY FUND

   The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

   For the quarter ended March 31, 1996, the Value Equity Fund experienced a total return, net of Expenses, of 5.06%. The S&P 500 Index produced a return of 5.4% for the first quarter. Equity markets continued to deliver strong returns in the first quarter of 1996 as investors reacted positively to signs that corporate earnings could rise more rapidly than had previously been anticipated.

   The most heavily weighted industry sectors in the Value Equity Fund were finance, energy and consumer cyclical equities. Weaker areas in terms of return in the portfolio were finance and technology related holdings.


STRUCTURED PORTFOLIO SERVICE

   The Portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations. Funds in the Conservative Portfolio are allocated as follows: Stable Asset Return Fund, 30%; Intermediate Bond Fund 35%; Value Equity Fund, 7%; Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Value Equity Fund, 11%; Growth Equity Fund, 11%; Index Equity Fund, 23%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Value Equity Fund, 15%; Growth Equity Fund, 15%; Index Equity Fund, 30%; Aggressive Equity Fund, 5%; and International Equity Fund, 20%

   For the quarter ended March 31, 1996, the Structured Portfolio Service experienced a total return net of Expenses, of .95% for the Conservative Portfolio, 2.24% for the Moderate Portfolio, and 4.14% for the Aggressive Portfolio.

PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings

             None.

   Item 2. Changes in Securities

             None.

   Item 3. Defaults Upon Senior Securities

             None.

   Item 4. Submission of Matters to a Vote of Security Holders

             None.

   Item 5. Other Information

             Not applicable.

   Item 6. Exhibits and Reports on Form 8-K

             a. Exhibit No.               Description

                  27.1                    Financial Data Schedule-
                                          Aggresive Equity Fund

                  27.2                    Financial Data Schedule-
                                          Balanced Fund

                  27.3                    Financial Data Schedule-
                                          Growth Equity Fund

                  27.4                    Financial Data Schedule-
                                          Index Equity Fund

                  27.5                    Financial Data Schedule-
                                          Intermediate Bond Fund

                  27.6                    Financial Data Schedule-
                                          International Fund

                  27.7                    Financial Data Schedule-
                                          Stable Asset Return Fund

                  27.8                    Financial Data Schedule-
                                          Value Equity Fund

                  27.9                    Financial Data Schedule-
                                          Structured Portfolio Service
                                          Conservative Portfolio

                  27.10                   Financial Data Schedule-
                                          Structured Portfolio Service
                                          Moderate Portfolio

                  27.11                   Financial Data Schedule-
                                          Structured Portfolio Service
                                          Aggressive Portfolio


             b. Reports on Form 8-K

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AMERICAN BAR ASSOCIATION MEMBERS/
                                         STATE STREET COLLECTIVE TRUST




 May 15, 1996                   By:  /S/ NANCY P. ANTIN
                                     ------------------------------
                                      Nancy P. Antin
                                      Vice President and Chief Financial Officer


 May 15, 1996                   By:   /S/ JEREMIAH K. HOLLY
                                      -----------------------------
                                      Jeremiah K. Holly
                                      Treasurer and Chief Accounting Officer