Form 10-Q
period 1996-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1996-08-19
CIK 878375

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                              to


Commission file Nos.33-92120 AND 33-68730
                    ---------------------

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST
           (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                        04-6691601
- -------------------                    ---------------
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

     Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

PART II.  OTHER INFORMATION

     Item 1.Legal Proceedings..................................

     Item 2.Changes in Securities..............................

     Item 3.Defaults Upon Senior Securities....................

     Item 4.Submission of Matters to a Vote of Security Holders

     Item 5.Other Information..................................

     Item 6.Exhibits and Reports on Form 8-K...................

SIGNATURES.....................................................

ITEM 1. Financial Statements (Unaudited)

          American Bar Association Members/ State Street Collective Trust

                               Aggressive  Equity  Fund


                        Statement of Assets and Liabilities
                                       Unaudited


                                                                          June  30,  1996
                                                                          ---------------
Assets
Investments, at value (cost $200,355,291)................................    $251,160,092
Cash.....................................................................           1,785
Receivable  for  investments  sold.......................................       2,867,712
Receivable  for  fund  units  sold.......................................         170,839
Dividends  and  interest  receivable.....................................         243,049
Other  assets............................................................         198,390
                                                                          ---------------
     Total  assets.......................................................     254,641,867
                                                                          ---------------
Liabilities
Payable for investments purchased........................................       2,904,784
Payable for fund units purchased.........................................               0
Accrued expenses.........................................................         616,753
Other liabilities........................................................             508
                                                                          ---------------
     Total liabilities...................................................       3,522,045
                                                                          ---------------

Net Assets...............................................................    $251,119,822
                                                                          ===============
Net asset value, redemption price and offering price per unit
of beneficialinterest ( $251,119,822/6,649,136  units  outstanding)......          $37.77
                                                                          ===============


      American Bar Association Members/ State Street Collective Trust

                      Aggressive  Equity  Fund


                      Statement of Operations
                             Unaudited

                                                           For the period    For the period
                                                           April 1, 1996     January 1, 1996
                                                          to June 30, 1996  to June 30, 1996
                                                          ---------------------------------
Investment income
     Dividend income....................................        $403,113         $772,511
     Interest income....................................         257,333          427,608
                                                             ----------------------------
          Total investment .............................         660,446        1,200,119

Expenses:
     Investment  advisory  fee..........................        $282,010         $534,694
     State Street Bank  &  Trust  Company - program  fee         235,950          448,004
     American  Bar Retirement Association - program  fee          34,634           65,803
     Trustee, management and administration fees........          49,445           94,298
     Other  expenses  and  taxes........................          19,982           27,258
     Amortization  of  organization  expenses...........          21,351           41,497
                                                             ----------------------------
          Total expenses................................         643,372        1,211,554
                                                             ----------------------------
Net investment income (loss)............................          17,074          (11,435)
                                                             ----------------------------
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............       9,783,715       17,812,362
Unrealized  appreciation  of  investments  during  the
     period.............................................       1,440,370        9,314,549
                                                             ----------------------------
     Net  gain  on  investments.........................      11,224,085       27,126,911
                                                             ----------------------------
     Net  increase  in  net  assets  resulting  from
     operations                                              $11,241,159      $27,115,476
                                                            =============================


         American Bar Association Members/ State Street Collective Trust

                               Aggressive  Equity  Fund


                           Statement of Changes in Net Assets
                                       Unaudited

                                                       For the period     For the period
                                                       April 1, 1996      January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................         $17,074         ($11,435)
          Net realized gain on investments..............       9,783,715       17,812,362
          Unrealized appreciation on investments during
          the period....................................       1,440,370        9,314,549
                                                             ----------------------------
          Net increase in net assets resulting from
          operations....................................      11,241,159       27,115,476
                                                             ----------------------------
Participant transactions:
          Proceeds from sale of units...................      10,312,546       17,873,406
          Cost of units redeemed........................      (3,622,069)      (8,422,667)
                                                             ----------------------------
          Net increase in net assets resulting from
          participant transactions......................       6,690,477        9,450,739
                                                             ----------------------------
                    Total increase in net assets........      17,931,636       36,566,215

Net Assets:
          Beginning of period...........................     233,188,186      214,553,607
          End of period.................................    $251,119,822     $251,119,822

Number of units:
          Outstanding-beginning of period...............       6,471,034        6,390,559
               Sold.....................................         274,653          493,014
               Redeemed.................................         (96,551)        (234,437)
                                                             ----------------------------
          Outstanding-end of period.....................       6,649,136        6,649,136
                                                            =============================



         American Bar Association Members/ State Street Collective Trust

                            Aggressive  Equity  Fund


                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:
                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------------------------
Investment income.......................................           $0.10            $0.18
Expenses................................................           (0.10)           (0.19)
                                                             ----------------------------
Net investment income (loss)............................            0.00            (0.01)
Net realized and unrealized gain on investments.........            1.73             4.19
                                                             ----------------------------
Net increase in unit value..............................            1.73             4.18
Net asset value at beginning of period..................           36.04            33.59
                                                             ----------------------------
Net assets value at end of period.......................          $37.77           $37.77
                                                            =============================
Ratio of expenses to average net assets*................            1.03%            1.03%
Ratio of net investment income (loss) to average assets*            0.03%          (0.01%)
Portfolio turnover......................................              14%              30%
Number  of  units  outstanding  at  end  of  period (in
(in thousands).........................................             6,649            6,649
___________________
*Annualized


      American Bar Association Members/ State Street Collective Trust

                              Balanced  Fund


                  Statement of Assets and Liabilities
                                Unaudited



                                                                           June 30, 1996
Assets                                                                     ---------------
Investments, at value (cost $262,425,267).................................    $301,307,091
Cash......................................................................         (12,664)
Receivable  for  investments  sold........................................       3,717,456
Receivable  for  fund  units  sold........................................               0
Dividends  and  interest  receivable......................................       1,911,353
Other  assets.............................................................         218,075
                                                                          ----------------
     Total  assets........................................................     307,141,311
                                                                          ----------------
Liabilities
Payable for investments purchased.........................................      25,551,874
Payable for fund units purchased..........................................          59,538
Accrued expenses..........................................................         468,119
Other liabilities.........................................................           6,328
                                                                          ----------------
     Total liabilities....................................................      26,085,859
                                                                          ----------------
Net Assets................................................................    $281,055,452
                                                                          ================
Net asset value, redemption price and offering price per unit of
beneficial interest ($281,055,452/8,237,903  units  outstanding)..........         $34.120
                                                                          ================


         American Bar Association Members/ State Street Collective Trust

                              Balanced  Fund


                          Statement of Operations
                                Unaudited

                                                        For the period     For the period
                                                        April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------------------------

Investment income
     Dividend income.....................................        $876,595       $1,668,281
     Interest income.....................................       1,729,548        3,442,982
                                                         ---------------------------------
          Total investment ..............................       2,606,143        5,111,263

Expenses:
     Investment  advisory  fee...........................        $260,219         $515,742
     State  Street  Bank  &  Trust  Company
     - program  fee                                               262,349          522,487
     American  Bar  Retirement  Association
     - program  fee......................................          38,510           76,743
     Trustee, management and administration fees.........          54,983          110,009
     Other  expenses  and  taxes.........................          30,329           43,487
     Amortization  of  organization  expenses............          24,939           48,001
                                                         ---------------------------------
          Total expenses.................................         671,329        1,316,469
                                                         ---------------------------------
Net investment income....................................       1,934,814        3,794,794
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold...............       7,637,679       12,217,647
Unrealized  appreciation (depreciation) of
investments during the period..........................          (319,466)       1,591,340
                                                         ---------------------------------
     Net  gain  on  investments..........................       7,318,213       13,808,987
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from
     operations..........................................      $9,253,027      $17,603,781


         American Bar Association Members/ State Street Collective Trust

                              Balanced  Fund


                     Statement of Changes in Net Assets
                                 Unaudited

                                                        For the period     For the period
                                                        April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------------------------

Increase in Net Assets From:
Operations:
          Net investment in..............................      $1,934,814       $3,794,794
          Net realized gain on investments...............       7,637,679       12,217,647
          Unrealized appreciation (depreciation)
          on investments during the period...............        (319,466)       1,591,340
                                                         ---------------------------------
          Net increase in net assets resulting from
          operations.....................................       9,253,027       17,603,781
                                                         ---------------------------------
Participant transactions:
          Proceeds from sale of units....................       4,142,443       10,893,811
          Cost of units redeemed.........................      (7,438,581)     (11,920,552)
                                                         ---------------------------------
          Net decrease in net asssets resulting from
          participant transactions.......................      (3,296,138)      (1,026,741)
                                                         ---------------------------------
                    Total increase in net assets.........       5,956,889       16,577,040
Net Assets:
          Beginning of period ...........................     275,098,563      264,478,412
          End of period..................................    $281,055,452     $281,055,452

Number of units:
          Outstanding-beginning of period................       8,334,802        8,264,600
               Sold......................................         125,004          331,953
               Redeemed..................................        (221,903)        (358,650)
                                                         ---------------------------------
          Outstanding-end of period......................       8,237,903        8,237,903
                                                         =================================

         American Bar Association Members/ State Street Collective Trust

                                 Balanced  Fund


                            Per-Unit Data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:
                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
Investment income........................................           $0.31            $0.62
Expenses.................................................           (0.08)           (0.16)
                                                         ---------------------------------
Net investment income....................................            0.23             0.46
Net realized and unrealized gain on investments..........            0.88             1.66
                                                         ---------------------------------
Net increase in unit value...............................            1.11             2.12
Net asset value at beginning of period...................           33.01            32.00
                                                         ---------------------------------
Net assets value at end of period........................          $34.12           $34.12
                                                         =================================
Ratio of expenses to average net assets*.................            0.97%            0.96%
Ratio of net investment income to average assets*........            2.79%            2.77%
Portfolio turnover.......................................              54%             105%
Number  of  units  outstanding  at  end  of  period
(in thousands)...........................................           8,238            8,238

*Annualized



        American Bar Association Members/ State Street Collective Trust

                              Growth  Equity  Fund


                       Statement of Assets and Liabilities
                                   Unaudited

                                                                          June  30,  1996
                                                                         -----------------
Assets
Investments, at value (cost $551,483,933).................................     $699,160,872
Cash......................................................................          34,656
Receivable  for  investments  sold........................................       5,106,609
Receivable  for  fund  units  sold........................................         656,132
Dividends  and  interest  receivable......................................         934,097
Other assets..............................................................         542,603
                                                                           ---------------
     Total  assets........................................................     706,434,969
                                                                           ---------------
Liabilities
Payable for investments purchased.........................................       7,764,474
Payable for fund units purchased..........................................               0
Accrued expenses..........................................................         959,645
Other liabilities.........................................................           3,174
                                                                           ---------------
     Total liabilities....................................................       8,727,293
                                                                           ---------------
Net Assets................................................................    $697,707,676
                                                                           ===============
Net asset value, redemption price and offering price per unit of beneficial interest
($697,707,676/2,785,738  units  outstanding).............................         $250.46
                                                                           ===============


         American Bar Association Members/ State Street Collective Trust

                              Growth  Equity  Fund


                              Statement of Operations
                                    Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income.....................................      $3,106,527       $8,014,206
     Interest income.....................................         436,319          899,908
                                                         ---------------------------------
          Total investment ..............................       3,542,846        8,914,114

Expenses:
     Investment  advisory  fee...........................        $526,545       $1,035,867
     State  Street  Bank  &  Trust  Company - program fee         650,258        1,282,747
     American  Bar  Retirement  Association - program fee          95,447          188,405
     Trustee, management and administration fees.........         136,271          270,048
     Other  expenses  and  taxes.........................         101,542          128,704
     Amortization  of  organization  expenses............          54,283           96,608
                                                         ---------------------------------
          Total expenses.................................       1,564,346        3,002,379
                                                         ---------------------------------
Net investment income....................................       1,978,500        5,911,735
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold...............      20,547,457       43,247,303
Unrealized  appreciation (depreciation)  of  investments
  during the period......................................      (1,904,604)       9,846,272
                                                         ---------------------------------
     Net  gain  on  investments..........................      18,642,853       53,093,575
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from
       operations........................................     $20,621,353      $59,005,310
                                                         =================================

      American Bar Association Members/ State Street Collective Trust

                        Growth  Equity  Fund


                  Statement of Changes in Net Assets
                             Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Increase in Net Assets From:
Operations:
          Net investment income..........................      $1,978,500       $5,911,735
          Net realized gain on investments...............      20,547,457       43,247,303
          Unrealized appreciation (depreciation) on
            investments during the period................      (1,904,604)       9,846,272
                                                         ---------------------------------
          Net increase in net assets resulting from
            operations...................................      20,621,353       59,005,310
                                                         ---------------------------------
Participant transactions:
          Proceeds from sales of units...................      11,386,175       21,897,646
          Cost of units redeemed.........................      (9,490,926)     (21,118,607)
                                                         ---------------------------------
          Net increase in net assets resulting from
            participant transactions.....................       1,895,249          779,039
                                                         ---------------------------------
                    Total increase in net assets.........      22,516,602       59,784,349

Net Assets:
          Beginning of period..............................   675,191,074      637,923,327
          End of period....................................  $697,707,676     $697,707,676

Number of units:
          Outstanding-beginning of period................       2,777,538        2,781,981
               Sold......................................          46,426           90,727
               Redeemed..................................         (38,226)         (86,970)
                                                         ---------------------------------
          Outstanding-end of period......................       2,785,738        2,785,738
                                                         =================================

         American Bar Association Members/ State Street Collective Trust

                                 Growth  Equity  Fund


                               Per-Unit Data and Ratios
                                       Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income........................................           $1.27            $3.20
Expenses.................................................           (0.56)           (1.08)
                                                         ---------------------------------
Net investment income....................................            0.71             2.12
Net realized and unrealized gain on investments..........            6.66            19.03
                                                         ---------------------------------
Net increase in unit value...............................            7.37            21.15
Net asset value at beginning of period...................          243.09           229.31
                                                         ---------------------------------
Net assets value at end of period........................         $250.46          $250.46
                                                         =================================
Ratio of expenses to average net assets*.................            0.91%            0.89%
Ratio of net investment income to average assets*........            1.15%            1.75%
Portfolio turnover.......................................              17%              31%
Number  of  units  outstanding  at  end  of  period
  (in thousands).........................................           2,786            2,786
_____________________
*Annualized


      American Bar Association Members/ State Street Collective Trust

                            Index  Equity  Fund


                   Statement of Assets and Liabilities
                                 Unaudited

                                                                          June  30,  1996
                                                                         -----------------
Assets
Investments, at value (cost $ 58,835,639)................................     $66,616,900
Cash.....................................................................          24,482
Receivable  for  investments  sold.......................................               0
Receivable  for  fund  units  sold.......................................         807,692
Dividends  and  interest  receivable.....................................          72,831
Other  assets............................................................          51,758
                                                                           ---------------
     Total  assets.......................................................      67,573,663
                                                                           ---------------
Liabilities
Payable for investments purchased........................................          97,313
Payable for fund units purchased.........................................               0
Accrued expenses.........................................................          43,527
Other liabilities........................................................               0
                                                                           ---------------
     Total liabilities...................................................         140,840
                                                                           ---------------
Net Assets...............................................................     $67,432,823
                                                                           ===============
Net asset value,redemption price and offering price per unit of
beneficial interest ( $ 67,432,823/4,415,975  units  outstanding).......           $15.27
                                                                           ===============

         American Bar Association Members/ State Street Collective Trust

                            Index  Equity  Fund


                           Statement of Operations
                                  Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income....................................        $124,083         $177,494
     Interest income....................................               0                0
                                                         ---------------------------------
          Total investment .............................         124,083          177,494

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State Street Bank & Trust Company - program  fee...          60,340          112,154
     American Bar Retirement Association - program  fee.           8,857           16,472
     Trustee, management and administration fees........          29,396           55,530
     Other  expenses  and  taxes........................           4,095           10,071
     Amortization  of  organization  expenses...........           3,642            5,047
                                                         ---------------------------------
          Total expenses................................         106,330          199,274
                                                         ---------------------------------
Net investment income (loss)............................          17,753          (21,780)
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............         416,341          725,529
Unrealized  appreciation  of  investments  during  the
  period................................................       2,053,429        4,540,234
                                                         ---------------------------------
     Net  gain  on  investments.........................       2,469,770        5,265,763
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from  op      $2,487,523       $5,243,983
                                                         =================================

      American Bar Association Members/ State Street Collective Trust

                         Index  Equity  Fund


                  Statement of Changes in Net Assets
                              Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------

Increase in Net Assets From:
Operations:
          Net investment income (loss)..................         $17,753         ($21,780)
          Net realized gain on investments..............         416,341          725,529
          Unrealized appreciation on investments during
            the period..................................       2,053,429        4,540,234
                                                         ---------------------------------
          Net increase in net assets resulting from
            operations..................................       2,487,523        5,243,983
                                                         ---------------------------------
Participant transactions:
          Proceeds from sales of units..................       7,452,625       18,041,627
          Cost of units redeemed........................      (1,313,344)      (3,780,861)
                                                         ---------------------------------
          Net increase in net assets resulting from
            participant transactions....................       6,139,281       14,260,766
                                                         ---------------------------------
                    Total increase in net assets........       8,626,804       19,504,749

Net Assets:
          Beginning of period...........................    58,806,019       47,928,074
          End of period.................................   $67,432,823      $67,432,823

Number of units:
          Outstanding-beginning of period...............       4,006,177        3,437,843
               Sold.....................................         495,848        1,235,935
               Redeemed.................................         (86,050)        (257,803)
                                                         ---------------------------------
          Outstanding-end of period.....................       4,415,975        4,415,975
                                                         =================================

      American Bar Association Members/ State Street Collective Trust

                           Index  Equity  Fund


                          Per-Unit Data and Ratios
                                 Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income.......................................           $0.03            $0.04
Expenses................................................           (0.02)           (0.05)
                                                         ---------------------------------
Net investment income...................................            0.01            (0.01)
Net realized and unrealized gain on investments.........            0.58             1.34
                                                         ---------------------------------
Net increase in unit value..............................            0.59             1.33
Net asset value at beginning of period..................           14.68            13.94
                                                         ---------------------------------
Net assets value at end of period.......................          $15.27           $15.27
                                                         =================================
Ratio of expenses to average net assets*................            0.67%            0.68%
Ratio of net investment income to average assets*.......            0.11%          (0.07%)
Portfolio turnover**....................................               4%               9%
Number  of  units  outstanding  at  end  of  period
  (in thousands)........................................           4,416            4,416
________________
*Annualized
**Reflects  purchases  and  sales  of  units  of  the  collective  investment  funds in which  the Fund invests, rather than turnover  of  the  underlying  portfolios  of such  collective  investment  funds.


         American Bar Association Members/ State Street Collective Trust

                               Intermediate  Bond  Fund


                         Statement of Assets and Liabilities
                                       Unaudited

                                                                          June  30,  1996
                                                                         -----------------
Assets
Investments, at value (cost $ 46,089,985).................................     $44,821,678
Cash......................................................................               0
Receivable  for  investments  sold........................................               0
Receivable  for  fund  units  sold........................................         184,699
Dividends  and  interest  receivable......................................         232,041
Other  assets.............................................................          34,050
                                                                           ---------------
     Total  assets........................................................      45,272,468
                                                                           ---------------
Liabilities
Payable for investments purchased.........................................         285,772
Payable for fund units purchased..........................................         130,969
Accrued expenses..........................................................          28,602
Other liabilities.........................................................               0
                                                                           ---------------
     Total liabilities....................................................         445,343
                                                                           ---------------
Net Assets................................................................     $44,827,125
                                                                           ===============
Net asset value, redemption price and offering price per unit of beneficial interest
( $ 44,827,125/4,340,850  units  outstanding).............................          $10.33
                                                                           ===============


       American Bar Association Members/ State Street Collective Trust

                         Intermediate  Bond  Fund


                          Statement of Operations
                                 Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income.....................................      $1,077,498       $1,304,609
     Interest income.....................................               0                0
                                                         ---------------------------------
          Total investment ..............................       1,077,498        1,304,609
                                                         ---------------------------------
Expenses:
     Investment  advisory  fee...........................              $0               $0
     State Street Bank & Trust Company - program  fee....          41,149           80,546
     American Bar Retirement Association - program fee...           6,040           11,830
     Trustee, management and administration fees.........          10,853           11,546
     Other  expenses  and  taxes.........................           2,007            9,881
     Amortization  of  organization  expenses............           2,658            3,703
                                                         ---------------------------------
          Total expenses.................................          62,707          117,506
                                                         ---------------------------------
Net investment income....................................        1,014,791        1,187,103
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  loss  on  investments  sold...............        (116,409)        (116,489)
Unrealized depreciation of investments during the period.        (325,757)      (2,100,210)
                                                         ---------------------------------
     Net  loss  on  investments..........................        (442,166)      (2,216,699)
                                                         ---------------------------------
     Net  increase (decrease) in
     Net  assets  resulting from operations.............         $572,625      ($1,029,596)
                                                         =================================

         American Bar Association Members/ State Street Collective Trust

                            Intermediate  Bond  Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Increase in Net Assets From:
Operations:
          Net investment income..........................      $1,014,791       $1,187,103
          Net realized loss on investments...............        (116,409)        (116,489)
          Unrealized depreciation on investments during
            the period...................................        (325,757)      (2,100,210)
                                                         ---------------------------------
          Net increase (decrease) in net assets
            resulting from operations....................         572,625       (1,029,596)
                                                         ---------------------------------
Participant transactions:
          Proceeds from sales of units...................       4,052,258       14,174,179
          Cost of units redeemed.........................      (4,166,660)      (4,776,661)
                                                         ---------------------------------
          Net increase (decrease) in net assets from
            participant transactions.....................        (114,402)       9,397,518
                                                         ---------------------------------
                    Total increase in net assets.........         458,223        8,367,922

Net Assets:
          Beginning of period............................      44,368,902       36,459,203
          End of period..................................     $44,827,125      $44,827,125

Number of units:
          Outstanding-beginning of period................       4,353,562        3,447,358
               Sold......................................         399,423        1,364,652
               Redeemed..................................        (412,135)        (471,160)
                                                         ---------------------------------
          Outstanding-end of period.....................        4,340,850        4,340,850
                                                         =================================

         American Bar Association Members/ State Street Collective Trust

                            Intermediate  Bond  Fund


                            Per-Unit Data and Ratios
                                  Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income........................................           $0.25            $0.32
Expenses.................................................           (0.01)           (0.03)
                                                         ---------------------------------
Net investment income....................................           (0.24)           (0.29)
Net realized and unrealized loss on investments..........           (0.10)           (0.54)
                                                         ---------------------------------
Net increase (decrease) in unit value....................           (0.14)           (0.25)
Net asset value at beginning of period...................          (10.19)          (10.58)
                                                         ---------------------------------
Net assets value at end of period........................          $10.33           $10.33
                                                         =================================
Ratio of expenses to average net assets*.................            0.58%            0.56%
Ratio of net investment income to average assets*........            9.32%            5.61%
Portfolio turnover**.....................................               9%              11%
Number  of  units  outstanding  at  end  of  period
   (in thousands)........................................           4,341            4,341
_________________________
*Annualized
**Reflects  purchases  and  sales  of  shares  of  the  registered  investment companies  in which  the Fund  invests,  rather than  the  turnover  of the  underlying  portfolios  of  such  registered  investment  companies.


      American Bar Association Members/ State Street Collective Trust

                        International  Equity  Fund


               Statement of Assets and Liabilities
                               Unaudited

                                                                          June  30,  1996
                                                                         -----------------

Assets
Investments, at value (cost $ 22,227,501)................................     $23,830,858
Cash.....................................................................          17,863
Receivable  for  investments  sold.......................................         145,035
Receivable  for  fund  units  sold.......................................               0
Dividends  and  interest  receivable.....................................               0
Other  assets............................................................          18,399
                                                                           ---------------
     Total  assets.......................................................      24,012,155
                                                                           ---------------
Liabilities
Payable for investments purchased........................................          17,863
Payable for fund units purchased.........................................         145,035
Accrued expenses.........................................................          12,725
Other liabilities........................................................               0
                                                                           ---------------
     Total liabilities...................................................         175,623
                                                                           ---------------
Net Assets...............................................................     $23,836,532
                                                                           ===============
Net asset value, redemption price and offering price per unit of beneficial interest
( $ 23,836,532/1,411,443  units  outstanding)............................          $16.89
                                                                           ===============


        American Bar Association Members/ State Street Collective Trust

                              International  Equity  Fund


                                Statement of Operations
                                       Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income....................................         $59,562          $59,562
     Interest income....................................               0                0
                                                         ---------------------------------
          Total investment .............................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State Street Bank & Trust Company - program  fee...          20,377           35,011
     American Bar Retirement Association - program fee..           2,989            5,315
     Trustee, management and administration fees........           4,270            7,395
     Other  expenses  and  taxes........................           1,027            2,987
     Amortization  of  organization  expenses...........           1,266            1,767
                                                         ---------------------------------
          Total expenses................................          29,929           52,475
                                                         ---------------------------------
Net investment income (loss)............................          29,633            7,087
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............          32,769           61,274
Unrealized appreciation of investments during the period         779,804        1,593,658
                                                         ---------------------------------
     Net  gain  on  investments.........................         812,573        1,654,932
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from
        operations......................................        $842,206       $1,662,019
                                                         =================================

        American Bar Association Members/ State Street Collective Trust

                        International  Equity  Fund


                     Statement of Changes in Net Assets
                                 Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)   ...............         $29,633           $7,087
          Net realized gain on investments..............          32,769           61,274
          Unrealized appreciation on investments
          during the period.............................         779,804        1,662,019
                                                             ----------------------------
          Net increase in net assets resulting from
          operations....................................         842,206        1,662,019
                                                             ----------------------------
          Participant transactions:
          Proceeds from sale of units...................       4,154,260       12,737,146
          Cost of units redeemed........................        (201,088)      (1,411,948)
                                                             ----------------------------
          Net increase in net assets resulting
          from particiant transactions..................       3,953,172       11,325,198
                                                             ----------------------------
                    Total increase in net assets........       4,795,378       12,927,217

Net Assets:
          Beginning of period...........................      19,041,154       10,849,315
          End of period.................................     $23,836,532      $23,836,532

Number of units:
          Outstanding-beginning of period...............       1,172,550          705,954
               Sold.....................................         250,915          793,734
               Redeemed.................................         (12,022)         (88,245)
                                                             ----------------------------
          Outstanding-end of period.....................       1,411,443        1,411,443
                                                             ============================

      American Bar Association Members/ State Street Collective Trust

                        International  Equity  Fund


                          Per-Unit Data and Ratios
                                Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income.......................................           $0.05            $0.05
Expenses................................................           (0.02)           (0.05)
                                                             ----------------------------
Net investment income...................................           (0.03)           (0.00)
Net realized and unrealized gain on investments.........            0.62             1.52
                                                             ----------------------------
Net increase in unit value..............................            0.65             1.52
Net asset value at beginning of period..................           16.24            15.37
                                                         ---------------------------------
Net assets value at end of period.......................          $16.89           $16.89
                                                            =============================

Ratio of expenses to average net assets*................            0.56%            0.57%
Ratio of net investment income to average assets*.......            0.55%             .08%
Portfolio turnover**....................................               2%               7%
Number  of  units  outstanding  at  end
of  period (in thousands)...............................           1,411            1,411
______________________
*Annualized
**Reflects  purchases  and  sales  of  shares  of  the  registered  investment  company in  which  the  Fund  invests,  rather the  turnover  of  the  underlying  portfolio  of such  registered  investment  company.


      American  Bar  Association  Members / State  Street  Collective  Trust

                        Stable  Asset  Return  Fund


                  Statement  of  Assets  and  Liabilities
                                 Unaudited



Assets                                                                     June 30, 1996
                                                                          ---------------
Investments, at value (Cost $601,955,457)................................    $601,955,457
Interest Receivable .....................................................       2,878,214
Receivable for fund units sold...........................................               0
Other assets.............................................................         472,268
                                                                          ---------------
     Total  assets.......................................................     605,305,939
                                                                          ===============
Liabilities
Payable for units redeemed...............................................         505,772
Accrued expenses.........................................................               0
                                                                          ---------------
     Total Liabilities...................................................         505,772
                                                                          ---------------
Net  Assets..............................................................    $604,800,167
                                                                          ===============

Net asset value, redemption price and offering price per unit of beneficial interest
( $604,800,167/604,800,168 units outstanding................                        $1.00
                                                                          ===============


     American  Bar  Association  Members / State  Street  Collective  Trust

                        Stable  Asset  Return  Fund


                         Statement  of  Operations
                               Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------

Interest  income........................................      $8,713,342      $17,689,929
                                                             ----------------------------
Expenses:
     State  Street  Bank  &  Trust  Company - program  fee       575,091        1,169,316
     American  Bar  Retirement  Association - program  fee        84,417          171,754
     Trustee,  management  and  administration fees.....         303,364          612,329
     Other  expenses  and  taxes........................          38,036           55,647
     Amortization of organization expenses..............          34,706           67,387
                                                             ----------------------------
          Total  Expenses...............................       1,035,614        2,076,433
                                                             ----------------------------
Net  investment  income.................................      $7,677,728      $15,613,496
                                                             ----------------------------

      American  Bar  Association  Members / State  Street  Collective  Trust

                        Stable  Asset  Return  Fund


                    Statement  of  Changes  in  Net  Assets
                                 Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------
Increase in Net Assets From:                            to  June  30,  19to  June  30,  1996
Operations:
          Net investment income and net increase in net
          assets resulting from operations..............      $7,677,728      $15,613,496
                                                             ----------------------------
          Distributions from net investment income......      (7,677,728)     (15,613,496)
                                                             ----------------------------
Participant transactions:
          Proceeds from sale of units...................      12,574,941       29,810,243                         205.5
          Units issued in connection with
          reinvestment of net investment income.........       7,677,728       15,613,496
          Cost of units redeemed........................     (24,808,695)     (70,874,959)
                                                             ----------------------------
          Net decrease in net assets
          resulting from part...........................      (4,556,026)     (25,451,221)
                                                             ----------------------------
                    Total decrease in net assets........      (4,556,026)     (25,451,221)
                                                             ----------------------------
Net Assets:
          Beginning of period...........................     609,356,193      630,251,388
                                                             ----------------------------
          End of period.................................    $604,800,167     $604,800,167
                                                            =============================

     American  Bar  Association  Members / State  Street  Collective  Trust

                           Stable  Asset  Return  Fund


                             Per-Unit Data and Ratios
                                    Unaudited



Selected data for a unit outstanding throughout the period:
                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income.......................................          $0.015           $0.028
Expenses................................................          (0.002)          (0.003)
                                                             ----------------------------
Net investment income...................................           0.013            0.025
Reinvestment  of  net  investment  income...............          (0.013)          (0.025)
                                                             ----------------------------
Net decrease in unit value..............................           0.000           (0.000)
Net asset value at beginning of period..................            1.00             1.00
                                                             ----------------------------
Net asset value at end of period........................           $1.00            $1.00
                                                         =================================
Ratio of expenses to average net assets*................            0.68%            0.68%
Ratio of net investment income to average assets*.......            5.06%            5.10%
Number of units outstanding at
end of period (in thousands)............................         604,800          604,800
________________________
* Annualized


        American Bar Association Members/ State Street Collective Trust

                             Value  Equity  Fund


                     Statement of Assets and Liabilities
                                 Unaudited

                                                                           June 30, 1996
                                                                          ---------------
Assets
Investments, at value (cost $34,064,710).................................     $37,201,599
Cash.....................................................................             221
Receivable  for  investments  sold.......................................               0
Receivable  for  fund  units  sold.......................................          96,095
Dividends  and  interest  receivable.....................................         107,601
Other  assets............................................................          27,602
                                                                          ---------------
     Total  assets.......................................................      37,433,118
                                                                          ---------------
Liabilities
Payable for investments purchased........................................         863,630
Payable for fund units purchased.........................................               0
Accrued expenses.........................................................          31,634
Other liabilities........................................................              80
                                                                          ---------------
     Total liabilities...................................................         895,344
                                                                           ---------------
Net Assets...............................................................     $36,537,774
                                                                          ===============
Net asset value, redemption price and offering price per unit of
beneficial interest ( $36,537,774/2,597,313  units  outstanding).........          $14.07
                                                                          ===============


          American Bar Association Members/ State Street Collective Trust

                               Value  Equity  Fund


                             Statement of Operations
                                    Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------

Investment income
     Dividend income....................................        $183,449         $309,827
     Interest income....................................          53,391          116,766
                                                             ----------------------------
          Total investment .............................         236,840          426,593

Expenses:
     Investment  advisory  fee..........................         $33,992          $61,638
     State  Street  Bank  &  Trust  Company -program fee          31,426           56,321
     American Bar Retirement Association - program  fee            5,313            8,272
     Trustee, management and administration fees........           6,586           11,848
     Other  expenses  and  taxes........................           2,336            6,233
     Amortization  of  organization  expenses...........           1,811            2,450
                                                             ----------------------------
          Total expenses................................          81,464          146,762
                                                             ----------------------------
Net investment income...................................         155,376          279,831
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............         255,130          318,297
Unrealized  appreciation  of  investments  during  the
period................................................           781,668        1,818,372
                                                             ----------------------------
     Net  gain  on  investments.........................       1,036,798        2,136,669
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................      $1,192,174       $2,416,500
                                                            =============================

     American Bar Association Members/ State Street Collective Trust

                          Value  Equity  Fund


                  Statement of Changes in Net Assets
                               Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment in.............................        $155,376         $279,831
          Net realized gain on investments..............         255,130          318,297
          Unrealized appreciation on
          investments during the period.................         781,668        1,818,372
                                                             ----------------------------
          Net increase in net assets
          resulting from operations.....................       1,192,174        2,416,500
                                                             ----------------------------
Participant transactions:
          Proceeds from sale of units...................       6,318,680       16,155,150
          Cost of units redeemed........................      (1,571,711)      (2,651,825)
                                                             ----------------------------
          Net increase in net assets
          resulting from participating transactions.....       4,746,969       13,503,325
                                                             ----------------------------
                    Total increase in net assets........       5,939,143       15,919,825

Net Assets:
          Beginning of period...........................      30,598,030       20,617,950
          End of period.................................     $36,537,173      $36,537,775

Number of units:
          Outstanding-beginning of period...............       2,254,609        1,594,367
               Sold.....................................         456,313        1,196,768
               Redeemed.................................        (113,609)        (193,822)
                                                             ----------------------------
          Outstanding-end of period.....................       2,597,313        2,597,313
                                                            =============================


      American Bar Association Members/ State Street Collective Trust

                            Value  Equity  Fund


                          Per-Unit Data and Ratios
                                 Unaudited


Selected data for a unit outstanding throughout the period:
                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------
Investment income.......................................           $0.10            $0.19
Expenses................................................           (0.03)           (0.07)
                                                             ----------------------------
Net investment income...................................            0.07             0.12
Net realized and unrealized gain on investments.........            0.43             1.02
                                                             ----------------------------
Net increase in unit value..............................            0.50             1.14
Net asset value at beginning of period..................           13.57            12.93
                                                             ----------------------------
Net assets value at end of period.......................          $14.07           $14.07
                                                            =============================
Ratio of expenses to average net assets*................            0.98%            0.99%
Ratio of net investment income to average assets*.......            1.87%            1.89%
Portfolio turnover......................................               8%              12%
Number  of  units  outstanding
at  end  of  period (in thousands)......................           2,597            2,597
______________________________
*Annualized


      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Conservative  Portfolio


                  Statement of Assets and Liabilities
                              Unaudited


                                                                           June 30, 1996

                                                                           ---------------
Assets
Investments, at value (cost $  8,190,119)................................      $8,515,040
Cash.....................................................................               0
Receivable  for  investments  sold.......................................               0
Receivable  for  fund  units  sold.......................................          12,942
Dividends  and  interest  receivable.....................................               0
Other  assets............................................................               0
                                                                          ---------------
     Total  assets.......................................................       8,527,982
                                                                          ---------------
Liabilities
Payable for investments purchased........................................               0
Payable for fund units purchased.........................................               0
Accrued expenses.........................................................           1,047
Other liabilities........................................................               0
                                                                          ---------------
     Total liabilities...................................................           1,047
                                                                          ---------------
Net Assets...............................................................      $8,526,935
                                                                          ===============
Net asset value, redemption price and offering price
per unit of beneficial interest
( $ 8,526,935/ 789,980  units  outstanding).............................          $10.79
                                                                          ===============


      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Conservative  Portfolio


                          Statement of Operations
                                 Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income
     Dividend income....................................              $0               $0
     Interest income....................................               0                0
                                                             ----------------------------
          Total investment .............................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State Street Bank  & Trust  Company - program  fee.               0                0
     American Bar Retirement Association - program  fee.               0                0
     Trustee, management and administration fees........           2,086            3,857
     Other  expenses  and  taxes........................               0                0
     Amortization  of  organization  expenses...........               0                0
                                                             ----------------------------
          Total expenses................................           2,086            3,857
                                                             ----------------------------
Net investment income (loss)............................          (2,086)          (3,857)
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............          83,021          121,121
Unrealized  appreciation  of
investments  during  the period.........................         104,479          126,741
                                                             ----------------------------
     Net  gain  on  investments.........................         187,500          247,882
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................        $185,414         $244,005
                                                            =============================

      American Bar Association Members/ State Street Collective Trust

          Structured  Portfolio  Service - Conservative  Portfolio


                     Statement of Changes in Net Assets
                                  Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------

Increase in Net Assets From:
Operations:
          Net investment income (loss)..................         ($2,086)         ($3,857)
          Net realized gain on investments..............          83,021          121,121
          Unrealized appreciation on
          investments during the period.................         104,479          126,741
                                                             ----------------------------
          Net increase in net assets
          resulting from operations   ..................         185,414          244,005
                                                             ----------------------------
Participant transactions:
          Proceeds from sales of units..................       1,242,867        4,528,405
          Cost of units redeemed........................      (1,100,405)      (1,617,555)
                                                             ----------------------------
          Net increase in net asssets
          resulting from participant transactions.......         142,462        2,910,850
                                                             ----------------------------
                    Total increase in net assets........         327,876        3,154,855
                                                             ----------------------------
Net Assets:
          Beginning of period...........................       8,199,059        5,372,080
          End of period.................................      $8,526,935       $8,526,935

Number of units:
          Outstanding-beginning of period...............         776,172          513,200
               Sold.....................................         114,060          426,149
               Redeemed.................................        (100,252)        (149,369)
                                                             ----------------------------
          Outstanding-end of period.....................         789,980          789,980
                                                            =============================

      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Conservative  Portfolio


                            Per-Unit Data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period    For the period
                                                          April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income.......................................           $0.00            $0.00
Expenses................................................           (0.00)           (0.01)
                                                             ----------------------------
Net investment income...................................           (0.00)           (0.01)
Net realized and unrealized gain on investments.........            0.23             0.33
                                                             ----------------------------
Net increase in unit value..............................            0.23             0.32
Net asset value at beginning of period..................           10.56            10.47
                                                             ----------------------------
Net assets value at end of period.......................          $10.79           $10.79
                                                            =============================

Ratio of expenses to average net assets*................            0.10%            0.10%
Ratio of net investment income to average assets*.......          (0.10%)          (0.10%)
Portfolio turnover**....................................              14%              24%
Number  of  units  outstanding  at
end  of  period (in thousands)..........................             790              790

*Annualized
**Reflects  purchases  and  sales  of  units  of  the  Funds  in which  the Portfolio invests,  rather  than  the  portfolio turnover  of  such  underlying  Funds.


      American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Moderate  Portfolio


                     Statement of Assets and Liabilities
                                 Unaudited


                                                                            June 30, 1996
Assets                                                                    ---------------
Investments, at value (cost $ 23,455,093)................................     $24,778,252
Cash.....................................................................               0
Receivable  for  investments  sold.......................................               0
Receivable  for  fund  units  sold.......................................          12,270
Dividends  and  interest  receivable.....................................               0
Other  assets............................................................               0
                                                                          ---------------
     Total  assets.......................................................      24,790,522
                                                                          ---------------
Liabilities
Payable for investments purchased........................................               0
Payable for fund units purchased.........................................               0
Accrued expenses.........................................................           2,944
Other liabilities........................................................               0
                                                                          ---------------
     Total liabilities...................................................           2,944
                                                                          ---------------
Net Assets...............................................................     $24,787,578
                                                                          ===============
Net asset value, redemption price and offering price per unit of
beneficial interest ($ 24,787,578/2,237,277  units  outstanding).........          $11.08
                                                                          ===============


      American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Moderate  Portfolio


                          Statement of Operations
                                Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income
     Dividend income....................................              $0               $0
     Interest income....................................               0                0
                                                             ----------------------------
          Total investment .............................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State  Street  Bank & Trust Company - program fee..               0                0
     American  Bar  Retirement Association - program fee               0                0
     Trustee, management and administration fees........           5,923           10,459
     Other  expenses  and  taxes........................               0                0
     Amortization  of  organization  expenses...........               0                0
                                                             ----------------------------
          Total expenses................................           5,923           10,459
                                                             ----------------------------
Net investment income (loss)............................          (5,923)         (10,459)
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............         154,258          212,054
Unrealized  appreciation  of
investments  during  the period.........................         486,851          771,435
                                                             ----------------------------
     Net  gain  on  investments.........................         641,109          983,488
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................        $635,186         $973,030
                                                            =============================


        American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service - Moderate  Portfolio


                     Statement of Changes in Net Assets
                                Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment in.............................         ($5,923)        ($10,459)
          Net realized gain on investments..............         154,258          212,054
          Unrealized appreciation on
          investments during the period................          486,851          771,435
                                                             ----------------------------
          Net increase in net assets
          resulting from operations.....................         635,186          973,030
                                                             ----------------------------
Participant transactions:
          Proceeds from sales of units..................       3,677,281       13,307,540
          Cost of units redeemed........................      (1,497,772)      (1,871,979)
                                                             ----------------------------
          Net increase in net assets
          resulting from participant transacitons.......       2,179,509       11,435,561
                                                             ----------------------------
                    Total increase in net assets........       2,814,695       12,408,591

Net Assets:
          Beginning of period...........................      21,972,883       12,378,987
          End of period.................................     $24,787,578      $24,787,578

Number of units:
          Outstanding-beginning of period...............       2,037,568        1,173,969
               Sold.....................................         337,265        1,236,226
               Redeemed.................................        (137,556)        (172,918)
                                                             ----------------------------
          Outstanding-end of period.....................       2,237,277        2,237,277
                                                            =============================


         American Bar Association Members/ State Street Collective Trust

               Structured  Portfolio  Service - Moderate  Portfolio


                              Per-Unit Data and Ratios
                                     Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income.......................................           $0.00            $0.00
Expenses................................................           (0.00)           (0.01)
                                                             ----------------------------
Net investment income...................................           (0.00)           (0.01)
Net realized and unrealized gain on investments.........            0.30             0.55
                                                             ----------------------------
Net increase in unit value..............................            0.30             0.54
Net asset value at beginning of period..................           10.78            10.54
                                                             ----------------------------
Net assets value at end of period.......................          $11.08           $11.08
                                                            =============================
Ratio of expenses to average net assets*................            0.10%            0.10%
Ratio of net investment income to average assets*.......          (0.10%)          (0.10%)
Portfolio turnover**....................................               7%              12%
Number  of  units  outstanding
at  end  of  period (in thousands)......................            2,237            2,237
______________________
*Annualized
**Reflects  purchases  and  sales  of  units  of  the  Funds  in which  the Portfolio invests,  rather  than  the  portfolio turnover  of  such  underlying  Funds.


       American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Aggressive  Portfolio


                  Statement of Assets and Liabilities
                              Unaudited

                                                                            June 30, 1996
Assets                                                                    ---------------
Investments, at value (cost $ 16,606,342)................................     $18,005,150
Cash.....................................................................               0
Receivable  for  investments  sold.......................................               0
Receivable  for  fund  units  sold.......................................          24,225
Dividends  and  interest  receivable.....................................               0
Other  assets............................................................               0
                                                                          ---------------
     Total  assets.......................................................      18,029,375
                                                                          ---------------
Liabilities
Payable for investments purchased........................................               0
Payable for fund units purchased.........................................               0
Accrued expenses.........................................................           2,233
Other liabilities........................................................               0
                                                                          ---------------
     Total liabilities...................................................           2,233
                                                                          ---------------
Net Assets...............................................................     $18,027,142
                                                                          ===============
Net asset value, redemption price and offering price per unit of beneficial interest
( $ 18,027,142/1,583,291  units  outstanding)............................          $11.39
                                                                          ===============


         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Aggressive  Portfolio


                             Statement of Operations
                                   Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------

Investment income
     Dividend income....................................              $0               $0
     Interest income....................................               0                0
                                                             ----------------------------
          Total investment .............................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State  Street  Bank  &  Trust Company - program fee               0                0
     American  Bar  Retirement Association - program fee               0                0
     Trustee, management and administration fees........           4,118            7,288
     Other  expenses  and  taxes........................               0                0
     Amortization  of  organization  expenses...........               0                0
                                                             ----------------------------
          Total expenses................................           4,118            7,288
                                                             ----------------------------
Net investment income (loss)............................          (4,118)          (7,288)
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............          72,447          122,679
Unrealized  appreciation  of
investments  during  the period.........................         461,362          920,172
                                                             ----------------------------
     Net  gain  on  investments.........................         533,809        1,042,851
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................        $529,691       $1,035,583
                                                             =============================

         American Bar Association Members/ State Street Collective Trust

              Structured  Portfolio  Service - Aggressive  Portfolio


                        Statement of Changes in Net Assets
                                     Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment in.............................         ($4,118)         ($7,288)
          Net realized gain on investments..............          72,447          122,679
          Unrealized appreciation on
          investments during the period.................         461,362          920,172
                                                             ----------------------------
          Net increase in net assets
          resulting from operations.....................         526,691        1,035,563
                                                             ----------------------------
Participant transactions:
          Proceeds from sales of units..................       3,075,076        7,823,396
          Cost of units redeemed........................        (453,061)        (831,277)
                                                             ----------------------------
          Net increase in net asssets
          resulting from participant transactions.......       2,622,015        6,992,119
                                                             ----------------------------
                    Total increase in net assets........      3,1551,706        8,027,682

Net Assets:
          Beginning of period...........................      14,875,436        9,999,460
          End of period.................................     $18,027,142      $18,027,142

Number of units:
          Outstanding-beginning of period...............       1,350,171          946,103
               Sold.....................................         273,217          712,262
               Redeemed.................................         (40,097)         (75,074)
                                                             ----------------------------
          Outstanding-end of period.....................       1,583,291        1,583,291
                                                            =============================

      American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Aggressive  Portfolio


                            Per-Unit Data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income.......................................           $0.00            $0.00
Expenses................................................           (0.00)           (0.01)
                                                             ----------------------------
Net investment income...................................            0.00            (0.01)
Net realized and unrealized gain on investments.........            0.37             0.83
                                                             ----------------------------
Net increase in unit value..............................            0.37             0.82
Net asset value at beginning of period..................           11.02            10.57
                                                             ----------------------------
Net assets value at end of period.......................          $11.39           $11.39
                                                            =============================
Ratio of expenses to average net assets*................            0.10%            0.10%
Ratio of net investment income to average assets*.......          (0.10%)          (0.10%)
Portfolio turnover**....................................              4%               8%
Number  of  units  outstanding  at
end  of  period (in thousands).........................            1,583            1,583
_____________________
*Annualized
**Reflects  purchases  and  sales  of  units  of  the  Funds  in which  the Portfolio invests,  rather  than  the  portfolio turnover  of  such  underlying  Funds.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AGGRESSIVE EQUITY FUND

     The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by the broad measures of the domestic stock market. For the quarter ended June 30, 1996 the Aggressive Equity Fund experienced a total return net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses") of 4.8%. The Standard & Poors 500 Composite Stock Price Index, an unmanaged index that emphasizes large-capitalization companies (the "S&P 500 Index"), produced a return of 4.5 % for the same period. The S&P 500 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

     The second quarter of 1996 was the sixth consecutive quarter of positive returns for the U.S. equity market. Economic activity remained strong, and corporate earnings for most firms were satisfactory.

     The most heavily weighted sectors in the Aggressive Equity Fund are computers and office equipment, technology and drug and hospital supplies. Weaker areas in terms of return in the portfolio included banks, broadcasting and publishing, and capital equipment.


BALANCED FUND

     The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities (including bonds, notes, debentures and equipment trust certificates) and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.
For the quarter ended June 30, 1996, the Balanced Fund experienced a total return, net of Expenses, of 3.4%. For the same period, the S&P 500 Index produced a return of 4.5% and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index"), a broad measure of the domestic bond market, experienced a return of .6%.

     In the second quarter of 1996, equities remained strong and growth stocks were clearly favored over their value stock counterparts, while the bond market continued to struggle. U.S. interest rates moved higher in the second quarter as robust economic growth fueled bond investors' fears of monetary tightening.

     Some of the most heavily weighted industry sectors in the equity portion of the fund were consumer goods, technology and healthcare. The fixed income segment was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.


GROWTH EQUITY FUND

     The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30,1996, the Growth Equity Fund experienced a total return, net of Expenses, of 3.0%. The S&P 500 Index produced a return of 4.5% for the same period.

     During the second quarter of 1996, growth stocks continued to outperform value stocks. The majority of companies reported strong earnings and cash flows into mutual funds remained at a high level but grew at a slower rate than past quarters.

     Some of the most heavily weighted industry sectors in the Growth Equity Fund were consumer durables, technology and healthcare. Weaker areas in terms of return were banks, insurance companies, managed care companies, and telecommunications.


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

     The fund produced a total return, net of Expenses, for the second quarter of 1996 of 4.0%. By comparison, the Russell Index produced a return of 4.2% for the second quarter of 1996. The Russell Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.



INTERMEDIATE BOND FUND

     The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) will be actively managed, investing in fixed income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Intermediate Bond Fund -- the index portion -- will be invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. Government Obligations and investment grade corporate bonds, eachwith an outstanding market value of at least $25 million and remaining maturity of greater than one year.

     Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portion of the fund ($75 million and $200 million respectively), two-thirds of all contributions will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Masterworks Funds Bond Index Fund, formerly known as the Stagecoach Inc. Bond Index Fund.

     For the quarter ended June 30, 1996, the Intermediate Bond Fund experienced a total return, net of Expenses, of .6%. As a comparison, the LB Bond Index also produced a return for the second quarter of 1996 of .6%. U.S. interest rates moved higher in the second quarter as strong economic growth lead to solid gains on the employment front and consumer spending remained healthy, especially in auto sales and the housing market.

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

     Until the International Equity Fund reaches its minimum level of contributions to meet its investment objective, which State Street has determined to be $25 million, all contributions to the fund will be invested in the T. Rowe Price International Stock Fund.

     For the quarter ended June 30, 1996, the International Fund experienced a total return, net of Expenses, of 3.5%. For the second quarter of 1996, the total return of Morgan Stanley EAFE (Europe, Australia, Far East) Index ( the "EAFE Index") was 1.6%. The EAFE Index does not include any allowance for the fees that an investor would pay for investing in the securities that comprise the index. The international developed equity markets performed well in local terms during the quarter. Returns measured in dollars were hampered by a strengthening dollar, due in part to rising U.S. interest rates.



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

     For the quarter ended June 30, 1996, the Stable Asset Fund produced an average yield, net of Expenses, of 5.1%. As a standard of performancemeasurement, the Donoghue Money Market Fund "Tier One" average for the second quarter of 1996 was 4.7%.


VALUE EQUITY FUND

     The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

     For the quarter ended June 30, 1996, the Value Equity Fund experienced a total return, net of Expenses, of 3.50%. The S&P 500 Index produced a return of 4.5% for the second quarter. Equity markets continued to perform well in the environment of accelerating economic growth with little inflationary pressure. Overall, small capitalized equities outperformed the large capitalization segment of the market by a slight margin.

     The most heavily weighted industry sectors in the Value Equity Fund were finance, energy and consumer cyclical equities. Weaker areas in terms of return were utilities and technology related holdings.



STRUCTURED PORTFOLIO SERVICE

     The portfolios of the Structured Portfolio Service invest in the Funds described above according to conservative, moderate and aggressive portfolio allocations. Funds in the Conservative Portfolio are allocated as follows: Stable Asset Return Fund, 30%; Intermediate Bond Fund 35%; Value Equity Fund, 7%; Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Value Equity Fund, 11%; Growth Equity Fund, 11%; Index Equity Fund, 23%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Value Equity Fund, 15%; Growth Equity Fund, 15%; Index Equity Fund, 30%; Aggressive Equity Fund, 5%; and International Equity Fund, 20%.

     For the quarter ended June 30, 1996, the structured portfolio service experienced a total return net of Expenses, of 1.8% for the Conservative Portfolio, 2.4% for the Moderate Portfolio, and 3.2% for the Aggressive Portfolio.

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




                                      AMERICAN BAR ASSOCIATION MEMBERS/
                                         STATE STREET COLLECTIVE TRUST




 August 19, 1996                   By:  /S/ NANCY P. ANTIN
                                     ------------------------------
                                      Nancy P. Antin
                                      Vice President and Chief Financial Officer


 August 19, 1996                   By:  /S/ SUSAN C. DANIELS
                                      -----------------------------
                                      Susan C. Daniels
                                      Treasurer and Chief Accounting Officer