Form 10-Q/A
period 1996-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1996-08-23
CIK 878375

FORM 10-Q/A

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

                                   FORM 10-Q/A

                                     INDEX



                                                          Page No.
                                                          --------
PART I.  FINANCIAL INFORMATION

     Item 1.Financial Statements (Unaudited)

     Aggressive Equity Fund
           Statement of Assets and Liabilities................. 4
           Statement of Operations............................. 5
           Statement of Changes in Net Assets...................6
           Per-Unit Data and Ratios.............................7

     Balanced Fund
           Statement of Assets and Liabilities..................8
           Statement of Operations..............................9
           Statement of Changes in Net Assets..................10
           Per-Unit Data and Ratios............................11

     Growth Equity Fund
           Statement of Assets and Liabilities.................12
           Statement of Operations............................ 13
           Statement of Changes in Net Assets..................14
           Per-Unit Data and Ratios............................15

     Index Equity Fund
           Statement of Assets and Liabilities................ 16
           Statement of Operations............................ 17
           Statement of Changes in Net Assets..................18
           Per-Unit Data and Ratios............................19

     Intermediate Bond Fund
           Statement of Assets and Liabilities.................20
           Statement of Operations.............................21
           Statement of Changes in Net Assets..................22
           Per-Unit Data and Ratios............................23

     International Equity Fund
           Statement of Assets and Liabilities................ 24
           Statement of Operations............................ 25
           Statement of Changes in Net Assets..................26
           Per-Unit Data and Ratios............................27

     Stable Asset Return Fund
           Statement of Assets and Liabilities.................28
           Statement of Operations.............................29
           Statement of Changes in Net Assets..................30
           Per-Unit Data and Ratios............................31

     Value Equity Fund
           Statement of Assets and Liabilities.................32
           Statement of Operations.............................33
           Statement of Changes in Net Assets..................34
           Per-Unit Data and Ratios............................35

     Structured Portfolio Service - Conservative Portfolio
           Statement of Assets and Liabilities.................36
           Statement of Operations.............................37
           Statement of Changes in Net Assets..................38
           Per-Unit Data and Ratios............................39

     Structured Portfolio Service - Moderate Portfolio
           Statement of Assets and Liabilities.................40
           Statement of Operations.............................41
           Statement of Changes in Net Assets..................42
           Per-Unit Data and Ratios............................43

     Structured Portfolio Service - Aggressive Portfolio
           Statement of Assets and Liabilities................ 44
           Statement of Operations............................ 45
           Statement of Changes in Net Assets..................46
           Per-Unit Data and Ratios............................47

     Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............48

PART II.  OTHER INFORMATION

     Item 1.Legal Proceedings..................................53

     Item 2.Changes in Securities..............................53

     Item 3.Defaults Upon Senior Securities....................53

     Item 4.Submission of Matters to a Vote of Security
            Holders............................................53

     Item 5.Other Information..................................53

     Item 6.Exhibits and Reports on Form 8-K...................53

SIGNATURES.....................................................54

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

      American Bar Association Members/ State Street Collective Trust

                      Aggressive  Equity  Fund


                      Statement of Operations
                             Unaudited

                                                           For the period    For the period
                                                           April 1, 1996     January 1, 1996
                                                          to June 30, 1996  to June 30, 1996
                                                          ---------------------------------
Investment income
     Dividend income....................................        $403,113         $772,511
     Interest income....................................         257,333          427,608
                                                             ----------------------------
          Total investment income.......................         660,446        1,200,119

Expenses:
     Investment  advisory  fee..........................        $282,010         $534,694
     State Street Bank  &  Trust  Company - program  fee         235,950          448,004
     American  Bar Retirement Association - program  fee          34,634           65,803
     Trustee, management and administration fees........          49,445           94,298
     Other  expenses  and  taxes........................          19,982           27,258
     Amortization  of  organization  expenses...........          21,351           41,497
                                                             ----------------------------
          Total expenses................................         643,372        1,211,554
                                                             ----------------------------
Net investment income (loss)............................          17,074          (11,435)
                                                             ----------------------------
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............       9,783,715       17,812,362
Unrealized  appreciation  of  investments  during  the
     period.............................................       1,440,370        9,314,549
                                                             ----------------------------
     Net  gain  on  investments.........................      11,224,085       27,126,911
                                                             ----------------------------
     Net  increase  in  net  assets  resulting  from
     operations                                              $11,241,159      $27,115,476
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
                                                                          ================
Net asset value, redemption price and offering price per unit of
beneficial interest ($281,055,452/8,237,903  units  outstanding)..........          $34.12
                                                                          ================

         American Bar Association Members/ State Street Collective Trust

                              Balanced  Fund


                          Statement of Operations
                                Unaudited

                                                        For the period     For the period
                                                        April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------------------------

Investment income
     Dividend income.....................................        $876,595       $1,668,281
     Interest income.....................................       1,729,548        3,442,982
                                                         ---------------------------------
          Total investment income........................       2,606,143        5,111,263

Expenses:
     Investment  advisory  fee...........................        $260,219         $515,742
     State  Street  Bank  &  Trust  Company
     - program  fee                                               262,349          522,487
     American  Bar  Retirement  Association
     - program  fee......................................          38,510           76,743
     Trustee, management and administration fees.........          54,983          110,009
     Other  expenses  and  taxes.........................          30,329           43,487
     Amortization  of  organization  expenses............          24,939           48,001
                                                         ---------------------------------
          Total expenses.................................         671,329        1,316,469
                                                         ---------------------------------
Net investment income....................................       1,934,814        3,794,794
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold...............       7,637,679       12,217,647
Unrealized  appreciation (depreciation) of
investments during the period..........................          (319,466)       1,591,340
                                                         ---------------------------------
     Net  gain  on  investments..........................       7,318,213       13,808,987
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from
     operations..........................................      $9,253,027      $17,603,781

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

         American Bar Association Members/ State Street Collective Trust

                              Growth  Equity  Fund


                              Statement of Operations
                                    Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income.....................................      $3,106,527       $8,014,206
     Interest income.....................................         436,319          899,908
                                                         ---------------------------------
          Total investment income .......................       3,542,846        8,914,114

Expenses:
     Investment  advisory  fee...........................        $526,545       $1,035,867
     State  Street  Bank  &  Trust  Company - program fee         650,258        1,282,747
     American  Bar  Retirement  Association - program fee          95,447          188,405
     Trustee, management and administration fees.........         136,271          270,048
     Other  expenses  and  taxes.........................         101,542          128,704
     Amortization  of  organization  expenses............          54,283           96,608
                                                         ---------------------------------
          Total expenses.................................       1,564,346        3,002,379
                                                         ---------------------------------
Net investment income....................................       1,978,500        5,911,735
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold...............      20,547,457       43,247,303
Unrealized  appreciation (depreciation)  of  investments
  during the period......................................      (1,904,604)       9,846,272
                                                         ---------------------------------
     Net  gain  on  investments..........................      18,642,853       53,093,575
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from
       operations........................................     $20,621,353      $59,005,310
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

         American Bar Association Members/ State Street Collective Trust

                            Index  Equity  Fund


                           Statement of Operations
                                  Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income....................................        $124,083         $177,494
     Interest income....................................               0                0
                                                         ---------------------------------
          Total investment income.......................         124,083          177,494

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State Street Bank & Trust Company - program  fee...          60,340          112,154
     American Bar Retirement Association - program  fee.           8,857           16,472
     Trustee, management and administration fees........          29,396           55,530
     Other  expenses  and  taxes........................           4,095           10,071
     Amortization  of  organization  expenses...........           3,642            5,047
                                                         ---------------------------------
          Total expenses................................         106,330          199,274
                                                         ---------------------------------
Net investment income (loss)............................          17,753          (21,780)
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............         416,341          725,529
Unrealized  appreciation  of  investments  during  the
  period................................................       2,053,429        4,540,234
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

       American Bar Association Members/ State Street Collective Trust

                         Intermediate  Bond  Fund


                          Statement of Operations
                                 Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income.....................................      $1,077,498       $1,304,609
     Interest income.....................................               0                0
                                                         ---------------------------------
          Total investment income........................       1,077,498        1,304,609
                                                         ---------------------------------
Expenses:
     Investment  advisory  fee...........................              $0               $0
     State Street Bank & Trust Company - program  fee....          41,149           80,546
     American Bar Retirement Association - program fee...           6,040           11,830
     Trustee, management and administration fees.........          10,853           11,546
     Other  expenses  and  taxes.........................           2,007            9,881
     Amortization  of  organization  expenses............           2,658            3,703
                                                         ---------------------------------
          Total expenses.................................          62,707          117,506
                                                         ---------------------------------
Net investment income....................................        1,014,791        1,187,103
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  loss  on  investments  sold...............        (116,409)        (116,489)
Unrealized depreciation of investments during the period.        (325,757)      (2,100,210)
                                                         ---------------------------------
     Net  loss  on  investments..........................        (442,166)      (2,216,699)
                                                         ---------------------------------
     Net  increase (decrease) in
     Net  assets  resulting from operations.............         $572,625      ($1,029,596)
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
                                                         =================================

         American Bar Association Members/ State Street Collective Trust

                            Intermediate  Bond  Fund


                            Per-Unit Data and Ratios
                                  Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income........................................           $0.25            $0.32
Expenses.................................................           (0.01)           (0.03)
                                                         ---------------------------------
Net investment income....................................            0.24             0.29
Net realized and unrealized loss on investments..........           (0.10)           (0.54)
                                                         ---------------------------------
Net increase (decrease) in unit value....................            0.14            (0.25)
Net asset value at beginning of period...................           10.19            10.58
                                                         ---------------------------------
Net assets value at end of period........................          $10.33           $10.33
                                                         =================================
Ratio of expenses to average net assets*.................            0.58%            0.56%
Ratio of net investment income to average assets*........            9.32%            5.61%
Portfolio turnover**.....................................               9%              11%
Number  of  units  outstanding  at  end  of  period
   (in thousands)........................................           4,341            4,341
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

        American Bar Association Members/ State Street Collective Trust

                              International  Equity  Fund


                                Statement of Operations
                                       Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income
     Dividend income....................................         $59,562          $59,562
     Interest income....................................               0                0
                                                         ---------------------------------
          Total investment income.......................         $59,562          $59,562

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State Street Bank & Trust Company - program  fee...          20,377           35,011
     American Bar Retirement Association - program fee..           2,989            5,315
     Trustee, management and administration fees........           4,270            7,395
     Other  expenses  and  taxes........................           1,027            2,987
     Amortization  of  organization  expenses...........           1,266            1,767
                                                         ---------------------------------
          Total expenses................................          29,929           52,475
                                                         ---------------------------------
Net investment income (loss)............................          29,633            7,087
                                                         ---------------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............          32,769           61,274
Unrealized appreciation of investments during the period         779,804        1,593,658
                                                         ---------------------------------
     Net  gain  on  investments.........................         812,573        1,654,932
                                                         ---------------------------------
     Net  increase  in  net  assets  resulting  from
        operations......................................        $842,206       $1,662,019
                                                         =================================

        American Bar Association Members/ State Street Collective Trust

                        International  Equity  Fund


                     Statement of Changes in Net Assets
                                 Unaudited

                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)   ...............         $29,633           $7,087
          Net realized gain on investments..............          32,769           61,274
          Unrealized appreciation on investments
          during the period.............................         779,804        1,593,658
                                                             ----------------------------
          Net increase in net assets resulting from
          operations....................................         842,206        1,662,019
                                                             ----------------------------
          Participant transactions:
          Proceeds from sale of units...................       4,154,260       12,737,146
          Cost of units redeemed........................        (201,088)      (1,411,948)
                                                             ----------------------------
          Net increase in net assets resulting
          from participant transactions.................       3,953,172       11,325,198
                                                             ----------------------------
                    Total increase in net assets........       4,795,378       12,987,217

Net Assets:
          Beginning of period...........................      19,041,154       10,849,315
          End of period.................................     $23,836,532      $23,836,532

Number of units:
          Outstanding-beginning of period...............       1,172,550          705,954
               Sold.....................................         250,915          793,734
               Redeemed.................................         (12,022)         (88,245)
                                                             ----------------------------
          Outstanding-end of period.....................       1,411,443        1,411,443
                                                             ============================

      American Bar Association Members/ State Street Collective Trust

                        International  Equity  Fund


                          Per-Unit Data and Ratios
                                Unaudited


Selected data for a unit outstanding throughout the period:
                                                         For the period     For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                        ----------------------------------
Investment income.......................................           $0.05            $0.05
Expenses................................................           (0.02)           (0.05)
                                                             ----------------------------
Net investment income...................................            0.03             0.00
Net realized and unrealized gain on investments.........            0.62             1.52
                                                             ----------------------------
Net increase in unit value..............................            0.65             1.52
Net asset value at beginning of period..................           16.24            15.37
                                                         ---------------------------------
Net assets value at end of period.......................          $16.89           $16.89
                                                            =============================

Ratio of expenses to average net assets*................            0.56%            0.57%
Ratio of net investment income to average assets*.......            0.55%             .08%
Portfolio turnover**....................................               2%               7%
Number  of  units  outstanding  at  end
of  period (in thousands)...............................           1,411            1,411
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
                                                             ----------------------------

      American  Bar  Association  Members / State  Street  Collective  Trust

                        Stable  Asset  Return  Fund


                    Statement  of  Changes  in  Net  Assets
                                 Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------
Increase in Net Assets From:                            to  June  30,  19to  June  30,  1996
Operations:
          Net investment income and net increase in net
          assets resulting from operations..............      $7,677,728      $15,613,496
                                                             ----------------------------
          Distributions from net investment income......      (7,677,728)     (15,613,496)
                                                             ----------------------------
Participant transactions:
          Proceeds from sale of units...................      12,574,941       29,810,243
          Units issued in connection with
          reinvestment of net investment income.........       7,677,728       15,613,496
          Cost of units redeemed........................     (24,808,695)     (70,874,959)
                                                             ----------------------------
          Net decrease in net assets
          resulting from participant transactions.......      (4,556,026)     (25,451,221)
                                                             ----------------------------
                    Total decrease in net assets........      (4,556,026)     (25,451,221)
                                                             ----------------------------
Net Assets:
          Beginning of period...........................     609,356,193      630,251,388
                                                             ----------------------------
          End of period.................................    $604,800,167     $604,800,167
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

          American Bar Association Members/ State Street Collective Trust

                               Value  Equity  Fund


                             Statement of Operations
                                    Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------

Investment income
     Dividend income....................................        $183,449         $309,827
     Interest income....................................          53,391          116,766
                                                             ----------------------------
          Total investment income.......................         236,840          426,593

Expenses:
     Investment  advisory  fee..........................         $33,992          $61,638
     State  Street  Bank  &  Trust  Company -program fee          31,426           56,321
     American Bar Retirement Association - program  fee            5,313            8,272
     Trustee, management and administration fees........           6,586           11,848
     Other  expenses  and  taxes........................           2,336            6,233
     Amortization  of  organization  expenses...........           1,811            2,450
                                                             ----------------------------
          Total expenses................................          81,464          146,762
                                                             ----------------------------
Net investment income...................................         155,376          279,831
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............         255,130          318,297
Unrealized  appreciation  of  investments  during  the
period................................................           781,668        1,818,372
                                                             ----------------------------
     Net  gain  on  investments.........................       1,036,798        2,136,669
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................      $1,192,174       $2,416,500
                                                            =============================

     American Bar Association Members/ State Street Collective Trust

                          Value  Equity  Fund


                  Statement of Changes in Net Assets
                               Unaudited

                                                       For the period    For the period
                                                       April 1, 1996     January 1, 1996
                                                       to June 30, 1996  to June 30, 1996
                                                       ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income.........................        $155,376         $279,831
          Net realized gain on investments..............         255,130          318,297
          Unrealized appreciation on
          investments during the period.................         781,668        1,818,372
                                                             ----------------------------
          Net increase in net assets
          resulting from operations.....................       1,192,174        2,416,500
                                                             ----------------------------
Participant transactions:
          Proceeds from sale of units...................       6,318,680       16,155,150
          Cost of units redeemed........................      (1,571,711)      (2,651,825)
                                                             ----------------------------
          Net increase in net assets
          resulting from participating transactions.....       4,746,969       13,503,325
                                                             ----------------------------
                    Total increase in net assets........       5,939,143       15,919,825

Net Assets:
          Beginning of period...........................      30,598,030       20,617,950
          End of period.................................     $36,537,173      $36,537,775

Number of units:
          Outstanding-beginning of period...............       2,254,609        1,594,367
               Sold.....................................         456,313        1,196,768
               Redeemed.................................        (113,609)        (193,822)
                                                             ----------------------------
          Outstanding-end of period.....................       2,597,313        2,597,313
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

      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Conservative  Portfolio


                          Statement of Operations
                                 Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                        to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income
     Dividend income....................................              $0               $0
     Interest income....................................               0                0
                                                             ----------------------------
          Total investment income.......................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State Street Bank  & Trust  Company - program  fee.               0                0
     American Bar Retirement Association - program  fee.               0                0
     Trustee, management and administration fees........           2,086            3,857
     Other  expenses  and  taxes........................               0                0
     Amortization  of  organization  expenses...........               0                0
                                                             ----------------------------
          Total expenses................................           2,086            3,857
                                                             ----------------------------
Net investment income (loss)............................          (2,086)          (3,857)
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............          83,021          121,121
Unrealized  appreciation  of
investments  during  the period.........................         104,479          126,741
                                                             ----------------------------
     Net  gain  on  investments.........................         187,500          247,882
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................        $185,414         $244,005
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

      American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Moderate  Portfolio


                          Statement of Operations
                                Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Investment income
     Dividend income....................................              $0               $0
     Interest income....................................               0                0
                                                             ----------------------------
          Total investment income.......................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State  Street  Bank & Trust Company - program fee..               0                0
     American  Bar  Retirement Association - program fee               0                0
     Trustee, management and administration fees........           5,923           10,459
     Other  expenses  and  taxes........................               0                0
     Amortization  of  organization  expenses...........               0                0
                                                             ----------------------------
          Total expenses................................           5,923           10,459
                                                             ----------------------------
Net investment income (loss)............................          (5,923)         (10,459)
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............         154,258          212,054
Unrealized  appreciation  of
investments  during  the period.........................         486,851          771,435
                                                             ----------------------------
     Net  gain  on  investments.........................         641,109          983,488
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................        $635,186         $973,030
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

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Aggressive  Portfolio


                             Statement of Operations
                                   Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------

Investment income
     Dividend income....................................              $0               $0
     Interest income....................................               0                0
                                                             ----------------------------
          Total investment income.......................               0                0

Expenses:
     Investment  advisory  fee..........................              $0               $0
     State  Street  Bank  &  Trust Company - program fee               0                0
     American  Bar  Retirement Association - program fee               0                0
     Trustee, management and administration fees........           4,118            7,288
     Other  expenses  and  taxes........................               0                0
     Amortization  of  organization  expenses...........               0                0
                                                             ----------------------------
          Total expenses................................           4,118            7,288
                                                             ----------------------------
Net investment income (loss)............................          (4,118)          (7,288)
                                                             ----------------------------
Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............          72,447          122,679
Unrealized  appreciation  of
investments  during  the period.........................         461,362          920,172
                                                             ----------------------------
     Net  gain  on  investments.........................         533,809        1,042,851
                                                             ----------------------------
     Net  increase  in  net  assets
     resulting  from  operations........................        $529,691       $1,035,563
                                                             =============================

         American Bar Association Members/ State Street Collective Trust

              Structured  Portfolio  Service - Aggressive  Portfolio


                        Statement of Changes in Net Assets
                                     Unaudited

                                                         For the period    For the period
                                                         April 1, 1996     January 1, 1996
                                                         to June 30, 1996  to June 30, 1996
                                                         ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................         ($4,118)         ($7,288)
          Net realized gain on investments..............          72,447          122,679
          Unrealized appreciation on
          investments during the period.................         461,362          920,172
                                                             ----------------------------
          Net increase in net assets
          resulting from operations.....................         529,691        1,035,563
                                                             ----------------------------
Participant transactions:
          Proceeds from sales of units..................       3,075,076        7,823,396
          Cost of units redeemed........................        (453,061)        (831,277)
                                                             ----------------------------
          Net increase in net asssets
          resulting from participant transactions.......       2,622,015        6,992,119
                                                             ----------------------------
                    Total increase in net assets........      3,151,706        8,027,682

Net Assets:
          Beginning of period...........................      14,875,436        9,999,460
          End of period.................................     $18,027,142      $18,027,142

Number of units:
          Outstanding-beginning of period...............       1,350,171          946,103
               Sold.....................................         273,217          712,262
               Redeemed.................................         (40,097)         (75,074)
                                                             ----------------------------
          Outstanding-end of period.....................       1,583,291        1,583,291
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


BALANCED FUND

     The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities (including bonds, notes, debentures and equipment trust certificates) and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.
For the quarter ended June 30, 1996, the Balanced Fund experienced a total return, net of Expenses, of 3.4%. For the same period, the S&P 500 Index produced a return of 4.5% and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index"), a broad measure of the domestic bond market, experienced a return of .6%.
                                       48

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

INTERNATIONAL EQUITY FUND

     The International Equity Fund's investment objective is to seek long-term growth of capital through investing primarily in common stocks of established non-U.S. companies. The Fund intends to diversify investments broadly among countries of the Far East and Europe, as well as in South Africa, Australia, Canada and other areas. The International Equity Fund will seek to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.
                                       50

     Until the International Equity Fund reaches its minimum level of contributions to meet its investment objective, which State Street has determined to be $25 million, all contributions to the fund will be invested in the T. Rowe Price International Stock Fund.

     For the quarter ended June 30, 1996, the International Fund experienced a total return, net of Expenses, of 3.5%. For the second quarter of 1996, the total return of the Morgan Stanley EAFE (Europe, Australia, Far East) Index ( the "EAFE Index") was 1.6%. The EAFE Index does not include any allowance for the fees that an investor would pay for investing in the securities that comprise the index. The international developed equity markets performed well in local terms during the quarter. Returns measured in dollars were hampered by a strengthening dollar, due in part to rising U.S. interest rates.



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

     For the quarter ended June 30, 1996, the Stable Asset Fund produced an average yield, net of Expenses, of 5.1%. As a standard of performance measurement, the Donoghue Money Market Fund "Tier One" average for the second quarter of 1996 was 4.7%.


VALUE EQUITY FUND

     The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

     For the quarter ended June 30, 1996, the Value Equity Fund experienced a total return, net of Expenses, of 3.50%. The S&P 500 Index produced a return of 4.5% for the second quarter. Equity markets continued to perform well in the environment of accelerating economic growth with little inflationary pressure. Overall, small capitalized equities
                                       51
outperformed the large capitalization segment of the market by a slight margin.

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

     For the quarter ended June 30, 1996, the structured portfolio service experienced a total return net of Expenses, of 1.8% for the Conservative Portfolio, 2.4% for the Moderate Portfolio, and 3.2% for the Aggressive Portfolio.
                                       52

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




                                      AMERICAN BAR ASSOCIATION MEMBERS/
                                         STATE STREET COLLECTIVE TRUST




 August 23, 1996                   By:  /S/ NANCY P. ANTIN
                                     ------------------------------
                                      Nancy P. Antin
                                      Vice President and Chief Financial Officer


 August 23, 1996                   By:  /S/ SUSAN C. DANIELS
                                      -----------------------------
                                      Susan C. Daniels
                                      Treasurer and Chief Accounting Officer