Form 10-Q
period 1996-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1996-11-14
CIK 878375

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                    OR

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file Nos. 33-92120 and 33-68730
                     ---------------------

                     AMERICAN BAR ASSOCIATION MEMBERS/
                       STATE STREET COLLECTIVE TRUST
          (Exact name of registrant as specified in its charter)

  Massachusetts                                      04-6691601
-------------------------------                 -------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

               225 Franklin Street, Boston, Massachusetts 02110
               ------------------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

                                  (617) 985-3000
                                  --------------
               (Registrant's telephone number, including area code)

                                   Not Applicable
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                       AMERICAN BAR ASSOCIATION MEMBERS/
                         STATE STREET COLLECTIVE TRUST

                                 FORM 10-Q

                                   INDEX
                                                             PAGE NO.
                                                             --------
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

      Aggressive Equity Fund
        Statement of Assets and Liabilities.................... 1
        Statement of Operations................................ 2
        Statement of Changes in Net Assets......................3
        Per-Unit Data and Ratios................................4

      Balanced Fund
        Statement of Assets and Liabilities.................... 5
        Statement of Operations................................ 6
        Statement of Changes in Net Assets......................7
        Per-Unit Data and Ratios................................8

      Growth Equity Fund
        Statement of Assets and Liabilities.................... 9
        Statement of Operations............................... 10
        Statement of Changes in Net Assets.....................11
        Per-Unit Data and Ratios...............................12

      Index Equity Fund
        Statement of Assets and Liabilities................... 13
        Statement of Operations............................... 14
        Statement of Changes in Net Assets.....................15
        Per-Unit Data and Ratios...............................16

      Intermediate Bond Fund
        Statement of Assets and Liabilities................... 17
        Statement of Operations............................... 18
        Statement of Changes in Net Assets.....................19
        Per-Unit Data and Ratios...............................20

      International Equity Fund
        Statement of Assets and Liabilities................... 21
        Statement of Operations............................... 22
        Statement of Changes in Net Assets.....................23
        Per-Unit Data and Ratios...............................24

      Stable Asset Return Fund
        Statement of Assets and Liabilities................... 25
        Statement of Operations............................... 26
        Statement of Changes in Net Assets.....................27
        Per-Unit Data and Ratios...............................28

      Value Equity Fund
        Statement of Assets and Liabilities................... 29
        Statement of Operations............................... 30
        Statement of Changes in Net Assets.....................31
        Per-Unit Data and Ratios...............................32

      Structured Portfolio Service - Conservative Portfolio
        Statement of Assets and Liabilities................... 33
        Statement of Operations............................... 34
        Statement of Changes in Net Assets.....................35
        Per-Unit Data and Ratios...............................36

      Structured Portfolio Service - Moderate Portfolio
        Statement of Assets and Liabilities................... 37
        Statement of Operations............................... 38
        Statement of Changes in Net Assets.....................39
        Per-Unit Data and Ratios...............................40

      Structured Portfolio Service - Aggressive Portfolio
        Statement of Assets and Liabilities................... 41
        Statement of Operations............................... 42
        Statement of Changes in Net Assets.....................43
        Per-Unit Data and Ratios...............................44

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............45


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings...............................49

      Item 2.  Changes in Securities...........................49

      Item 3.  Defaults Upon Senior Securities.................49

      Item 4.  Submission of Matters to a Vote of Security
               Holders.........................................49

      Item 5.  Other Information...............................49

      Item 6.  Exhibits and Reports on Form 8-K................49

SIGNATURES.....................................................50

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)




       American Bar Association Members/ State Street Collective Trust

                         Aggressive  Equity  Fund


                    Statement of Assets and Liabilities
                               Unaudited

Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $207,165,770)....................................        $266,871,312
Cash.........................................................................                 665
Receivable  for  investments  sold...........................................           1,537,304
Receivable  for  fund  units  sold...........................................                   0
Dividends  and  interest  receivable.........................................             205,760
Other  assets................................................................             178,421
                                                                             --------------------
     Total  assets...........................................................         268,793,462
                                                                             --------------------

Liabilities
Payable for investments purchased............................................           1,584,250
Payable for fund units purchased.............................................             403,007
Accrued expenses.............................................................             566,833
Other liabilities............................................................              14,932
                                                                             --------------------
     Total liabilities.......................................................           2,569,022
                                                                             --------------------

Net Assets...................................................................        $266,224,440
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($266,224,440/6,752,852  units  outstanding)........................              $39.42
                                                                             ====================

      American Bar Association Members/ State Street Collective Trust

                          Aggressive  Equity  Fund


                           Statement of Operations
                                  Unaudited

                                                           For the period        For the period
                                                           July  31,  1996      January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................            $405,106           $1,177,616
     Interest income....................................             233,009              660,618
                                                        -------------------------------------------
          Total investment income.......................             638,115            1,838,234

Expenses:
     Investment  advisory  fee..........................            $280,755             $815,449
     State Street Bank & Trust Company - program  fee...             234,911              682,915
     American Bar Retirement Association - program  fee.              34,483              100,286
     Trustee, management and administration fees........              49,315              143,613
     Other  expenses  and  taxes........................              19,698               46,956
     Amortization  of  organization  expenses...........              19,969               61,466
                                                        -------------------------------------------
         Total expenses................................             639,131            1,850,685
                                                        -------------------------------------------
Net investment income (loss)............................              (1,016)             (12,451)
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............           2,216,713           20,029,075
Unrealized  appreciation  of  investments...............           8,900,740           18,215,289
                                                        -------------------------------------------
     Net  gain  on  investments.........................          11,117,453           38,244,364
                                                        -------------------------------------------
     Net  increase  in  net  assets from  operations....         $11,116,437          $38,231,913
                                                        ===========================================

       American Bar Association Members/ State Street Collective Trust

                          Aggressive  Equity  Fund


                      Statement of Changes in Net Assets
                                  Unaudited

                                                           For the period        For the period
                                                           July  31,  1996      January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................             ($1,016)            ($12,451)
          Net realized gain on investments..............           2,216,713           20,029,075
          Unrealized appreciation on investments........           8,900,740           18,215,289
                                                        -------------------------------------------
          Net increase in net assets from operations....          11,116,437           38,231,913
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................           9,028,605           26,902,011
          Cost of units redeemed........................          (5,040,424)         (13,463,091)
                                                        -------------------------------------------
          Net increase from participant transactions....           3,988,181           13,438,920
                                                        -------------------------------------------
                    Total increase in net assets........          15,104,618           51,670,833

Net Assets:
          Beginning of period...........................         251,119,822          214,553,607
          End of period.................................        $266,224,440         $266,224,440

Number of units:
          Outstanding-beginning of period...............           6,649,136            6,390,559
               Sold.....................................             243,320              736,334
               Redeemed.................................            (139,604)            (374,041)
                                                        -------------------------------------------
          Outstanding-end of period..............                  6,752,852            6,752,852
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

                          Aggressive  Equity  Fund


                          Per-Unit Data and Ratios
                                 Unaudited

Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  31,  1996      January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.10                $0.28
Expenses................................................               (0.10)               (0.28)
                                                        -------------------------------------------
Net investment income...................................                0.00                 0.00
Net realized and unrealized gain on investments.........                1.65                 5.83
                                                        -------------------------------------------
Net increase in unit value..............................                1.65                 5.83
Net asset value at beginning of period..................               37.77                33.59
                                                        -------------------------------------------
Net asset value at end of period........................              $39.42               $39.42
                                                        ===========================================

Ratio of expenses to average net assets*................                1.03%                1.03%
Ratio of net investment income to average assets*.......                0.00%                0.01%
Portfolio turnover......................................                   9%                  39%
Units  outstanding  at  end  of  period (in thousands)..               6,753                6,753

------------------------
*Annualized

      American Bar Association Members/ State Street Collective Trust

                              Balanced  Fund


                    Statement of Assets and Liabilities
                                 Unaudited


Assets                                                                        September  30,  1996
                                                                              --------------------
Investments, at value (cost $271,288,492).....................................        $309,472,840
Cash..........................................................................                 965
Receivable  for  investments  sold............................................           4,859,780
Receivable  for  fund  units  sold............................................                   0
Dividends  and  interest  receivable..........................................           1,748,796
Other  assets.................................................................             196,124
                                                                              --------------------
     Total  assets............................................................         316,278,505
                                                                              --------------------

Liabilities
Payable for investments purchased.............................................          30,285,824
Payable for fund units purchased..............................................             134,072
Accrued expenses..............................................................             358,779
Other liabilities.............................................................               4,951
                                                                              --------------------
     Total liabilities........................................................          30,783,626
                                                                              --------------------

Net Assets....................................................................        $285,494,879
                                                                              ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($285,494,879/8,193,607  units  outstanding).........................              $34.84
                                                                              ====================

                                     5

       American Bar Association Members/ State Street Collective Trust

                               Balanced  Fund


                          Statement of Operations
                                 Unaudited

                                                            For the period        For the period
                                                            July  31,  1996      January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Investment income
     Dividend income.....................................            $768,555           $2,436,836
     Interest income.....................................           1,969,518            5,412,501
                                                         -------------------------------------------
          Total investment income........................           2,738,073            7,849,337

Expenses:
     Investment  advisory  fee...........................            $262,441             $778,183
     State Street Bank & Trust Company - program  fee....             264,111              786,598
     American Bar Retirement Association - program  fee..              38,769              115,512
     Trustee, management and administration fees.........              55,451              165,460
     Other  expenses  and  taxes.........................              27,004               70,491
     Amortization  of  organization  expenses............              21,950               69,951
                                                         -------------------------------------------
          Total expenses.................................             669,726            1,986,195
                                                         -------------------------------------------
Net investment income....................................           2,068,347            5,863,142
                                                         -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold...............           4,524,870           16,742,517
Unrealized  appreciation (depreciation) of  investments..            (697,475)             893,865
                                                         -------------------------------------------
     Net  gain  on  investments..........................           3,827,395           17,636,382
                                                         -------------------------------------------
     Net  increase  in  net  assets  from  operations....          $5,895,742          $23,499,524
                                                         ===========================================

      American Bar Association Members/ State Street Collective Trust

                                Balanced  Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                            For the period       For the period
                                                            July  31,  1996     January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income..........................          $2,068,347           $5,863,142
          Net realized gain on investments...............           4,524,870           16,742,517
          Unrealized appreciation (depreciation).........            (697,475)             893,865
                                                         -------------------------------------------
          Net increase in net assets from operations.....           5,895,742           23,499,524
                                                         -------------------------------------------

Participant transactions:
          Proceeds from sales of units.........                     3,577,696           14,471,507
          Cost of units redeemed.........................          (5,034,011)         (16,954,564)
                                                         -------------------------------------------
          Net decrease from participant transactions.....          (1,456,315)          (2,483,057)
                                                         -------------------------------------------
                    Total increase in net assets.........           4,439,427           21,016,467

Net Assets:
          Beginning of period............................         281,055,452          264,478,412
          End of period..................................        $285,494,879         $285,494,879

Number of units:
          Outstanding-beginning of period................           8,237,903            8,264,600
               Sold......................................             105,626              437,578
               Redeemed..................................            (149,922)            (508,571)
                                                         -------------------------------------------
          Outstanding-end of period......................           8,193,607            8,193,607
                                                         ===========================================

       American Bar Association Members/ State Street Collective Trust

                                Balanced  Fund


                           Per-Unit Data and Ratios
                                  Unaudited

Selected data for a unit outstanding throughout period:     For the period        For the period
                                                            July  31,  1996      January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Investment income........................................               $0.33                $0.95
Expenses.................................................               (0.08)               (0.24)
                                                         -------------------------------------------
Net investment income....................................                0.25                 0.71
Net realized and unrealized gain on investments..........                0.47                 2.13
                                                         -------------------------------------------
Net increase in unit value...............................                0.72                 2.84
Net asset value at beginning of period...................               34.12                32.00
                                                         -------------------------------------------
Net asset value at end of period.........................              $34.84               $34.84
                                                         ===========================================

Ratio of expenses to average net assets*.................                0.96%                0.96%
Ratio of net investment income to average assets*........                2.96%                2.83%
Portfolio turnover.......................................                  30%                 136%
Units outstanding at end of period (in thousands)........               8,194                8,194

------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                              Growth  Equity  Fund


                      Statement of Assets and Liabilities
                                   Unaudited


Assets                                                                        September  30,  1996
                                                                              --------------------
Investments, at value (cost $564,523,434).....................................        $719,994,473
Cash..........................................................................              23,878
Receivable  for  investments  sold............................................           5,554,879
Receivable  for  fund  units  sold............................................                   0
Dividends  and  interest  receivable..........................................           1,040,753
Other assets..................................................................             487,987
                                                                              --------------------
     Total  assets............................................................         727,101,970
                                                                              --------------------

Liabilities
Payable for investments purchased.............................................          10,559,712
Payable for fund units purchased..............................................             276,916
Accrued expenses..............................................................             811,438
Other liabilities.............................................................             178,454
                                                                              --------------------
     Total liabilities........................................................          11,826,520
                                                                              --------------------

Net Assets....................................................................        $715,275,450
                                                                              ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($715,275,450/2,767,784  units  outstanding).........................             $258.43
                                                                              ====================

       American Bar Association Members/ State Street Collective Trust

                             Growth  Equity  Fund


                           Statement of Operations
                                   Unaudited

                                                            For the period        For the period
                                                            July  1,  1996       January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Investment income
     Dividend income.....................................          $2,306,276          $10,320,482
     Interest income.....................................             436,226            1,336,134
                                                         -------------------------------------------
          Total investment income........................           2,742,502           11,656,616

Expenses:
     Investment  advisory  fee...........................            $526,508           $1,562,375
     State Street Bank & Trust Company - program  fee....             648,590            1,931,337
     American Bar Retirement Association - program  fee..              95,208              283,613
     Trustee, management and administration fees.........             136,168              406,216
     Other  expenses  and  taxes.........................              67,537              196,241
     Amortization  of  organization  expenses............              54,616              151,224
                                                         -------------------------------------------
          Total expenses.................................           1,528,627            4,531,006
                                                         -------------------------------------------
Net investment income....................................           1,213,875            7,125,610
                                                         -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold...............          12,779,618           56,026,921
Unrealized  appreciation of  investments.................           7,794,098           17,640,370
                                                         -------------------------------------------
     Net  gain  on  investments..........................          20,573,716           73,667,291
                                                         -------------------------------------------
     Net  increase  in  net  assets  from  operations....         $21,787,591          $80,792,901
                                                         ===========================================

      American Bar Association Members/ State Street Collective Trust

                            Growth  Equity  Fund


                     Statement of Changes in Net Assets
                                 Unaudited

                                                            For the period        For the period
                                                            July  1,  1996       January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income..........................          $1,213,875           $7,125,610
          Net realized gain on investments...............          12,779,618           56,026,921
          Unrealized appreciation on investments.........           7,794,098           17,640,370
                                                         -------------------------------------------
          Net increase in net assets from operations.....          21,787,591           80,792,901
                                                         -------------------------------------------

Participant transactions:
          Proceeds from sales of units...................           6,375,132           28,272,778
          Cost of units redeemed.........................         (10,594,949)         (31,713,556)
                                                         -------------------------------------------
          Net decrease from participant transactions.....          (4,219,817)          (3,440,778)
                                                         -------------------------------------------
                    Total increase in net assets.........          17,567,774           77,352,123

Net Assets:
          Beginning of period............................         697,707,676          637,923,327
          End of period..................................        $715,275,450         $715,275,450

Number of units:
          Outstanding-beginning of period................           2,785,738            2,781,981
               Sold......................................              25,939              116,666
               Redeemed..................................             (43,893)            (130,863)
                                                         -------------------------------------------
          Outstanding-end of period......................           2,767,784            2,767,784
                                                         ===========================================

        American Bar Association Members/ State Street Collective Trust

                             Growth  Equity  Fund


                           Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout period:     For the period        For the period
                                                            July  1,  1996       January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Investment income........................................               $0.99                $4.19
Expenses.................................................               (0.55)               (1.62)
                                                         -------------------------------------------
Net investment income....................................                0.44                 2.57
Net realized and unrealized gain on investments..........                7.53                26.55
                                                         -------------------------------------------
Net increase in unit value...............................                7.97                29.12
Net asset value at beginning of period...................              250.46               229.31
                                                         -------------------------------------------
Net asset value at end of period.........................             $258.43              $258.43
                                                         ===========================================

Ratio of expenses to average net assets*.................                0.89%                0.89%
Ratio of net investment income to average assets*........                0.71%                1.40%
Portfolio turnover.......................................                  17%                  48%
Units  outstanding  at  end  of  period (in thousands)...               2,768                2,768

------------------------
*Annualized

        American Bar Association Members/ State Street Collective Trust

                             Index  Equity  Fund


                     Statement of Assets and Liabilities
                                  Unaudited


Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $63,708,208).....................................         $72,331,761
Cash.........................................................................                   0
Receivable  for  investments  sold...........................................              72,928
Receivable  for  fund  units  sold...........................................              36,839
Dividends  and  interest  receivable.........................................           1,035,663
Other  assets................................................................              46,548
                                                                             --------------------
     Total  assets...........................................................          73,523,739
                                                                             --------------------

Liabilities
Payable for investments purchased............................................           1,035,663
Payable for fund units purchased.............................................                   0
Accrued expenses.............................................................              36,903
Other liabilities............................................................             276,664
                                                                             --------------------
     Total liabilities.......................................................           1,349,230
                                                                             --------------------

Net Assets...................................................................         $72,174,509
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($72,174,509/4,592,517  units  outstanding).........................              $15.72
                                                                             ====================

       American Bar Association Members/ State Street Collective Trust

                            Index  Equity  Fund


                          Statement of Operations
                                 Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................          $1,035,663           $1,213,157
     Interest income....................................                   0                    0
                                                        -------------------------------------------
          Total investment income.......................           1,035,663            1,213,157

Expenses:
     Investment  advisory  fee..........................                  $0                   $0
     State Street Bank & Trust Company - program  fee...              64,537              176,691
     American Bar Retirement Association - program  fee.               9,473               25,945
     Trustee, management and administration fees........              30,921               86,451
     Other  expenses  and  taxes........................               4,140               14,211
     Amortization  of  organization  expenses...........               5,210               10,257
                                                        -------------------------------------------
          Total expenses................................             114,281              313,555
                                                        -------------------------------------------
Net investment income...................................             921,382              899,602
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............             372,463            1,097,992
Unrealized  appreciation  of  investments...............             842,291            5,382,525
                                                        -------------------------------------------
     Net  gain  on  investments.........................           1,214,754            6,480,517
                                                        -------------------------------------------
     Net  increase  in  net  assets from  operations....          $2,136,136           $7,380,119
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

                             Index  Equity  Fund


                      Statement of Changes in Net Assets
                                  Unaudited


                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................            $921,382             $899,602
          Net realized gain on investments..............             372,463            1,097,992
          Unrealized appreciation on investments........             842,291            5,382,525
                                                        -------------------------------------------
          Net increase in net assets from operations....           2,136,136            7,380,119
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................           5,058,362           23,099,989
          Cost of units redeemed........................          (2,452,812)          (6,233,673)
                                                        -------------------------------------------
          Net increase from participant transactions....           2,605,550           16,866,316
                                                        -------------------------------------------
                    Total increase in net assets........           4,741,686           24,246,435

Net Assets:
          Beginning of period...........................          67,432,823           47,928,074
          End of period.................................         $72,174,509          $72,174,509

Number of units:
          Outstanding-beginning of period...............           4,415,975            3,437,843
               Sold.....................................             338,678            1,574,613
               Redeemed.................................            (162,136)            (419,939)
                                                        -------------------------------------------
          Outstanding-end of period.....................           4,592,517            4,592,517
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

                            Index  Equity  Fund


                          Per-Unit Data and Ratios
                                 Unaudited


Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.23                $0.29
Expenses................................................               (0.03)               (0.08)
                                                        -------------------------------------------
Net investment income...................................                0.20                 0.21
Net realized and unrealized gain on investments.........                0.25                 1.57
                                                        -------------------------------------------
Net increase in unit value..............................                0.45                 1.78
Net asset value at beginning of period..................               15.27                13.94
                                                        -------------------------------------------
Net asset value at end of period........................              $15.72               $15.72
                                                        ===========================================

Ratio of expenses to average net assets*................                0.67%                0.67%
Ratio of net investment income to average assets*.......                5.40%                1.93%
Portfolio turnover**....................................                   4%                  13%
Units  outstanding  at  end  of  period (in thousands)..               4,593                4,593

------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the Fund invests, rather than the turnover of the portfolios of such registered investment companies.

        American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                      Statement of Assets and Liabilities
                                   Unaudited


Assets                                                                        September  30,  1996
                                                                              --------------------
Investments, at value (cost $47,073,544)......................................         $46,121,183
Cash..........................................................................                   0
Receivable  for  investments  sold............................................                   0
Receivable  for  fund  units  sold............................................             152,922
Dividends  and  interest  receivable..........................................             237,913
Other  assets.................................................................              30,639
                                                                              --------------------
     Total  assets............................................................          46,542,657
                                                                              --------------------

Liabilities
Payable for investments purchased.............................................             340,219
Payable for fund units purchased..............................................               1,760
Accrued expenses..............................................................              22,883
Other liabilities.............................................................                   0
                                                                              --------------------
     Total liabilities........................................................             364,862
                                                                              --------------------

Net Assets....................................................................         $46,177,795
                                                                              ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($46,177,795/4,378,336  units  outstanding)..........................              $10.55
                                                                              ====================

        American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                            Statement of Operations
                                  Unaudited


                                                            For the period        For the period
                                                            July  1,  1996       January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Investment income
     Dividend income.....................................            $745,312           $2,049,921
     Interest income.....................................                   0                    0
                                                         -------------------------------------------
          Total investment income........................             745,312            2,049,921

Expenses:
     Investment  advisory  fee...........................                  $0                   $0
     State Street Bank & Trust Company - program  fee....              42,532              123,078
     American Bar Retirement Association - program  fee..               6,244               18,074
     Trustee, management and administration fees.........              11,214               22,760
     Other  expenses  and  taxes.........................               2,040               11,921
     Amortization  of  organization  expenses............               3,411                7,114
                                                         -------------------------------------------
          Total expenses.................................              65,441              182,947
                                                         -------------------------------------------
Net investment income....................................             679,871            1,866,974
                                                         -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  loss  on  investments  sold...............             (76,708)            (193,197)
Unrealized appreciation (depreciation)  of  investments..             315,947           (1,784,264)
                                                         -------------------------------------------
     Net gain (loss)  on  investments....................             239,239           (1,977,461)
                                                         -------------------------------------------
     Net increase(decrease)in net assets from operations.            $919,110            ($110,487)
                                                         ===========================================

        American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                      Statement of Changes in Net Assets
                                   Unaudited


                                                            For the period        For the period
                                                            July  1,  1996       January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income..........................            $679,871           $1,866,974
          Net realized loss on investments...............             (76,708)            (193,197)
          Unrealized appreciation (depreciation).........             315,947           (1,784,264)
                                                         -------------------------------------------
          Net increase (decrease)from operations.........             919,110             (110,487)
                                                         -------------------------------------------

Participant transactions:
          Proceeds from sales of units...................           3,290,259           17,464,438
          Cost of units redeemed.........................          (2,858,699)          (7,635,359)
                                                         -------------------------------------------
          Net increase from participant transactions.....             431,560            9,829,079
                                                         -------------------------------------------
                    Total increase in net assets.........           1,350,670            9,718,592

Net Assets:
          Beginning of period............................          44,827,125           36,459,203
          End of period..................................         $46,177,795          $46,177,795

Number of units:
          Outstanding-beginning of period................           4,340,850            3,447,358
               Sold......................................             313,873            1,678,525
               Redeemed..................................            (276,387)            (747,547)
                                                         -------------------------------------------
          Outstanding-end of period......................           4,378,336            4,378,336
                                                         ===========================================

      American Bar Association Members/ State Street Collective Trust

                          Intermediate  Bond  Fund


                          Per-Unit Data and Ratios
                                  Unaudited

Selected data for a unit outstanding throughout period:     For the period        For the period
                                                            July  1,  1996       January  1,  1996
                                                         to September 30, 1996 to September 30, 1996
                                                         --------------------- ---------------------
Investment income........................................               $0.17                $0.49
Expenses.................................................               (0.02)               (0.04)
                                                         -------------------------------------------
Net investment income....................................                0.15                 0.45
Net realized and unrealized gain (loss) on investments...                0.07                (0.48)
                                                         -------------------------------------------
Net increase (decrease) in unit value....................                0.22                (0.03)
Net asset value at beginning of period...................               10.33                10.58
                                                         -------------------------------------------
Net asset value at end of period.........................              $10.55               $10.55
                                                         ===========================================

Ratio of expenses to average net assets*.................                0.58%                0.56%
Ratio of net investment income to average assets*........                6.05%                5.76%
Portfolio turnover**.....................................                   7%                  18%
Units  outstanding  at  end  of  period (in thousands)...               4,378                4,378

------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the Fund invests, rather than the turnover of the portfolios of such registered investment companies.

      American Bar Association Members/ State Street Collective Trust

                         International  Equity  Fund


                     Statement of Assets and Liabilities
                                  Unaudited


Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $26,178,442).....................................         $27,379,126
Cash.........................................................................                   0
Receivable  for  investments  sold...........................................                   0
Receivable  for  fund  units  sold...........................................             190,969
Dividends  and  interest  receivable.........................................                   0
Other  assets................................................................              16,569
                                                                             --------------------
     Total  assets...........................................................          27,586,664
                                                                             --------------------

Liabilities
Payable for investments purchased............................................             190,969
Payable for fund units purchased.............................................                   0
Accrued expenses.............................................................              10,686
Other liabilities............................................................                   0
                                                                             --------------------
     Total liabilities.......................................................             201,655
                                                                             --------------------

Net Assets...................................................................         $27,385,009
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($27,385,009/1,610,127  units  outstanding).........................              $17.01
                                                                             ====================

       American Bar Association Members/ State Street Collective Trust

                         International  Equity  Fund


                           Statement of Operations
                                   Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................                  $0              $59,562
     Interest income....................................                   0                    0
                                                        -------------------------------------------
          Total investment income.......................                   0               59,562

Expenses:
     Investment  advisory  fee..........................                  $0                   $0
     State Street Bank & Trust Company - program  fee...              23,862               58,873
     American Bar Retirement Association - program  fee.               3,502                8,817
     Trustee, management and administration fees........               5,009               12,404
     Other  expenses  and  taxes........................               1,218                4,205
     Amortization  of  organization  expenses...........               1,829                3,596
                                                        -------------------------------------------
          Total expenses................................              35,420               87,895
                                                        -------------------------------------------
Net investment income (loss)............................             (35,420)             (28,333)
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............             670,033              731,307
Unrealized  appreciation (depreciation).................            (402,672)           1,190,986
                                                        -------------------------------------------
     Net  gain  on  investments.........................             267,361            1,922,293
                                                        -------------------------------------------
     Net  increase  in  net  assets  from  operations...            $231,941           $1,893,960
                                                        ===========================================

       American Bar Association Members/ State Street Collective Trust

                          International  Equity  Fund


                      Statement of Changes in Net Assets
                                   Unaudited


                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................            ($35,420)            ($28,333)
          Net realized gain on investments..............             670,033              731,307
          Unrealized appreciation (depreciation)........            (402,672)           1,190,986
                                                        -------------------------------------------
          Net increase in net assets from operations....             231,941            1,893,960
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................          10,077,296           22,814,443
          Cost of units redeemed........................          (6,760,760)          (8,172,709)
                                                        -------------------------------------------
          Net increase from participant transactions....           3,316,536           14,641,734
                                                        -------------------------------------------
                    Total increase in net assets........           3,548,477           16,535,694

Net Assets:
          Beginning of period...........................          23,836,532           10,849,315
          End of period.................................         $27,385,009          $27,385,009

Number of units:
          Outstanding-beginning of period...............           1,411,443              705,954
               Sold.....................................             603,225            1,396,959
               Redeemed.................................            (404,541)            (492,786)
                                                        -------------------------------------------
          Outstanding-end of period.....................           1,610,127            1,610,127
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

                          International  Equity  Fund


                           Per-Unit Data and Ratios
                                   Unaudited


Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.00                $0.05
Expenses................................................               (0.02)               (0.07)
                                                        -------------------------------------------
Net investment income (loss)............................               (0.02)               (0.02)
Net realized and unrealized gain on investments.........                0.15                 1.66
                                                        -------------------------------------------
Net increase in unit value..............................                0.12                 1.64
Net asset value at beginning of period..................               16.89                15.37
                                                        -------------------------------------------
Net asset value at end of period........................              $17.01               $17.01
                                                        ===========================================

Ratio of expenses to average net assets*................                0.56%                0.56%
Ratio of net investment income (loss) to average assets*              (0.56%)              (0.18%)
Portfolio turnover**....................................                  32%                  45%
Units  outstanding  at  end  of  period (in thousands)..               1,610                1,610

------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment company in which the Fund invests, rather than the turnover of the portfolios of such registered investment company.

    American  Bar  Association  Members / State  Street  Collective  Trust

                         Stable  Asset  Return  Fund


                   Statement  of  Assets  and  Liabilities
                                 Unaudited


Assets                                                                     September 30, 1996
                                                                           ------------------
Investments, at value (Cost $615,975,106)..................................      $615,975,106
Interest Receivable .......................................................         2,956,263
Receivable for fund units sold.............................................           526,549
Other assets...............................................................           424,731
                                                                           ------------------
     Total  assets.........................................................       619,882,649
                                                                           ------------------

Liabilities
Payable for units redeemed.................................................                 0
Accrued expenses...........................................................           419,300
                                                                           ------------------
     Total Liabilities.....................................................           419,300
                                                                           ------------------

Net  Assets................................................................      $619,463,349
                                                                           ==================

Net asset value, redemption price and offering price per unit
of beneficial interest ($619,463,349/619,463,349 units outstanding)........             $1.00
                                                                           ==================

   American  Bar  Association  Members / State  Street  Collective  Trust

                          Stable  Asset  Return  Fund


                           Statement  of  Operations
                                   Unaudited

                                                         For  the  period      For  the  period
                                                          July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Interest  income........................................        $8,990,954            $26,680,883
                                                        -------------------------------------------
Expenses:
     State Street Bank & Trust Company - program  fee...           585,137              1,754,453
     American Bar Retirement Association - program  fee.            85,892                257,646
     Trustee,  management  and  administration fees.....           308,494                920,823
     Other  expenses  and  taxes........................            23,000                 54,250
     Amortization of organization expenses..............            47,536                139,320
                                                        -------------------------------------------
          Total  Expenses...............................         1,050,059              3,126,492
                                                        -------------------------------------------
Net  investment  income.................................        $7,940,895            $23,554,391
                                                        -------------------------------------------

   American  Bar  Association  Members / State  Street  Collective  Trust

                         Stable  Asset  Return  Fund


                   Statement  of  Changes  in  Net  Assets
                                  Unaudited

                                                         For  the  period       For  the  period
                                                          July  1,  1996        January  1,  1996
Increase in Net Assets From:                            to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Operations:
          Net investment income and net increase in net
          assets resulting from operations..............        $7,940,895            $23,554,391
                                                        -------------------------------------------
          Distributions from net investment income......        (7,940,895)           (23,554,391)
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sale of units...................        30,674,859             60,485,102
          Units issued in connection with reinvestment
          of net investment income......................         7,940,895             23,554,391
          Cost of units redeemed........................       (23,952,572)           (94,827,532)
                                                        -------------------------------------------
          Net increase(decrease)participant transactions        14,663,182            (10,788,039)
                                                        -------------------------------------------
               Total increase (decrease)in net assets...        14,663,182            (10,788,039)
                                                        -------------------------------------------

Net Assets:
          Beginning of period...........................       604,800,167            630,251,388
                                                        -------------------------------------------
          End of period.................................      $619,463,349           $619,463,349
                                                        ===========================================

    American  Bar  Association  Members / State  Street  Collective  Trust

                          Stable  Asset  Return  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:

                                                         For  the  period      For  the  period
                                                          July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................            $0.015             $0.043
Expenses................................................            (0.002)            (0.005)
                                                        -------------------------------------------
Net investment income...................................             0.013              0.038
Reinvestment  of  net  investment  income...............            (0.013)            (0.038)
                                                        -------------------------------------------
Net decrease in unit value..............................             0.000             (0.000)
Net asset value at beginning of period..................              1.00               1.00
                                                        -------------------------------------------
Net asset value at end of period........................             $1.00              $1.00
                                                        ===========================================

Ratio of expenses to average net assets*................              0.68%              0.68%
Ratio of net investment income to average assets*.......              5.15%              5.12%
Units outstanding at end of period (in thousands).......           619,463            619,463

------------------------
* Annualized

       American Bar Association Members/ State Street Collective Trust

                             Value  Equity  Fund


                     Statement of Assets and Liabilities
                                  Unaudited


Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $36,481,505).....................................         $39,802,604
Cash.........................................................................             (12,646)
Receivable  for  investments  sold...........................................                   0
Receivable  for  fund  units  sold...........................................              79,315
Dividends  and  interest  receivable.........................................             107,595
Other  assets................................................................              24,835
                                                                             --------------------
     Total  assets...........................................................          40,001,703
                                                                             --------------------

Liabilities
Payable for investments purchased............................................             113,820
Payable for fund units purchased.............................................                   0
Accrued expenses.............................................................              28,914
Other liabilities............................................................              25,504
                                                                             --------------------
     Total liabilities.......................................................             168,238
                                                                             --------------------

Net Assets...................................................................         $39,833,465
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($39,833,465/2,768,124  units  outstanding).........................              $14.39
                                                                             ====================

        American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                             Statement of Operations
                                   Unaudited


                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................            $219,533             $529,360
     Interest income....................................              56,642              173,408
                                                        -------------------------------------------
          Total investment income.......................             276,175              702,768

Expenses:
     Investment  advisory  fee..........................             $37,673              $99,311
     State Street Bank & Trust Company - program  fee...              35,374               91,695
     American Bar Retirement Association - program  fee.               5,192               13,464
     Trustee, management and administration fees........               7,426               19,274
     Other  expenses  and  taxes........................               2,447                8,680
     Amortization  of  organization  expenses...........               2,767                5,217
                                                        -------------------------------------------
          Total expenses................................              90,879              237,641
                                                        -------------------------------------------
Net investment income...................................             185,296              465,127
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............             234,911              553,208
Unrealized  appreciation  of  investments...............             486,337            2,304,709
                                                        -------------------------------------------
     Net  gain  on  investments.........................             721,248            2,857,917
                                                        -------------------------------------------
     Net  increase  in  net  assets  from  operations...            $906,544           $3,323,044
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

                            Value  Equity  Fund


                     Statement of Changes in Net Assets
                                 Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income.........................            $185,296             $465,127
          Net realized gain on investments..............             234,911              553,208
          Unrealized appreciation on investments........             486,337            2,304,709
                                                        -------------------------------------------
          Net increase in net assets from operations....             906,544            3,323,044
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................           4,511,635           20,666,785
          Cost of units redeemed........................          (2,122,488)          (4,774,314)
                                                        -------------------------------------------
          Net increase from participant transactions....           2,389,147           15,892,471
                                                        -------------------------------------------
                    Total increase in net assets........           3,295,691           19,215,515

Net Assets:
          Beginning of period...........................          36,537,774           20,617,950
          End of period.................................         $39,833,465          $39,833,465

Number of units:
          Outstanding-beginning of period...............           2,597,313            1,594,367
               Sold.....................................             323,743            1,520,511
               Redeemed.................................            (152,932)            (346,754)
                                                        -------------------------------------------
          Outstanding-end of period.....................           2,768,124            2,768,124
                                                        ===========================================

         American Bar Association Members/ State Street Collective Trust

                               Value  Equity  Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.10                $0.30
Expenses................................................               (0.03)               (0.10)
                                                        -------------------------------------------
Net investment income...................................                0.07                 0.20
Net realized and unrealized gain on investments.........                0.25                 1.26
                                                        -------------------------------------------
Net increase in unit value..............................                0.32                 1.46
Net asset value at beginning of period..................               14.07                12.93
                                                        -------------------------------------------
Net asset value at end of period........................              $14.39               $14.39
                                                        ===========================================
Ratio of expenses to average net assets*................                0.97%                0.98%
Ratio of net investment income to average assets*.......                1.98%                1.92%
Portfolio turnover......................................                   3%                  14%
Units  outstanding  at  end  of  period (in thousands)..               2,768                2,768

------------------------
*Annualized

       American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service - Conservative  Portfolio


                     Statement of Assets and Liabilities
                                  Unaudited



Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $9,689,528)......................................         $10,196,648
Cash.........................................................................                   0
Receivable  for  investments  sold...........................................                   0
Receivable  for  fund  units  sold...........................................                 155
Dividends  and  interest  receivable.........................................                   0
Other  assets................................................................                   0
                                                                             --------------------
     Total  assets...........................................................          10,196,803
                                                                             --------------------

Liabilities
Payable for investments purchased............................................                   0
Payable for fund units purchased.............................................                   0
Accrued expenses.............................................................               1,927
Other liabilities............................................................                   0
                                                                             --------------------
     Total liabilities.......................................................               1,927
                                                                             --------------------

Net Assets...................................................................         $10,194,876
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($10,194,876/925,578  units  outstanding)...........................              $11.01
                                                                             ====================

      American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service - Conservative  Portfolio


                            Statement of Operations
                                   Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................                  $0                   $0
     Interest income....................................                   0                    0
                                                        -------------------------------------------
          Total investment income.......................                   0                    0

Expenses:
     Investment  advisory  fee..........................                  $0                   $0
     State Street Bank & Trust Company - program  fee...                   0                    0
     American Bar Retirement Association - program  fee.                   0                    0
     Trustee, management and administration fees........               2,303                6,160
     Other  expenses  and  taxes........................                   0                    0
     Amortization  of  organization  expenses...........                   0                    0
                                                        -------------------------------------------
          Total expenses................................               2,303                6,160
                                                        -------------------------------------------
Net investment income (loss)............................              (2,303)              (6,160)
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............              26,279              147,400
Unrealized  appreciation  of  investments...............             182,199              308,940
                                                        -------------------------------------------
     Net  gain  on  investments.........................             208,478              456,340
                                                        -------------------------------------------
     Net  increase  in  net  assets  from  operations...            $206,175             $450,180
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Conservative  Portfolio


                     Statement of Changes in Net Assets
                                  Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................             ($2,303)             ($6,160)
          Net realized gain on investments..............              26,279              147,400
          Unrealized appreciation on investments........             182,199              308,940
                                                        -------------------------------------------
          Net increase in net assets from operations....             206,175              450,180
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................           1,685,475            6,213,880
          Cost of units redeemed........................            (223,709)          (1,841,264)
                                                        -------------------------------------------
          Net increase from participant transactions....           1,461,766            4,372,616
                                                        -------------------------------------------
                    Total increase in net assets........           1,667,941            4,822,796

Net Assets:
          Beginning of period...........................           8,526,935            5,372,080
          End of period.................................         $10,194,876          $10,194,876

Number of units:
          Outstanding-beginning of period...............             789,980              513,200
               Sold.....................................             156,380              584,943
               Redeemed.................................             (20,782)            (172,565)
                                                        -------------------------------------------
          Outstanding-end of period.....................             925,578              925,578
                                                        ===========================================

      American Bar Association Members/ State Street Collective Trust

          Structured  Portfolio  Service - Conservative  Portfolio


                           Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.00                $0.00
Expenses................................................                0.00                (0.01)
                                                        -------------------------------------------
Net investment income (loss)............................                0.00                (0.01)
Net realized and unrealized gain on investments.........                0.23                 0.55
                                                        -------------------------------------------
Net increase in unit value..............................                0.22                 0.54
Net asset value at beginning of period..................               10.79                10.47
                                                        -------------------------------------------
Net asset value at end of period........................              $11.01               $11.01
                                                        ===========================================

Ratio of expenses to average net assets*................                0.10%                0.10%
Ratio of net investment income (loss) to average assets*              (0.10%)              (0.10%)
Portfolio turnover**....................................                   4%                  28%
Units  outstanding  at  end  of  period (in thousands)..                 926                  926

------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the potfolio turnover of such underlying Funds.

      American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service - Moderate  Portfolio


                    Statement of Assets and Liabilities
                                 Unaudited


Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $25,290,534).....................................         $27,119,612
Cash.........................................................................                   0
Receivable  for  investments  sold...........................................                   0
Receivable  for  fund  units  sold...........................................               4,855
Dividends  and  interest  receivable.........................................                   0
Other  assets................................................................                   0
                                                                             --------------------
     Total  assets...........................................................          27,124,467
                                                                             --------------------

Liabilities
Payable for investments purchased............................................                   0
Payable for fund units purchased.............................................                   0
Accrued expenses.............................................................               5,180
Other liabilities............................................................                   0
                                                                             --------------------
     Total liabilities.......................................................               5,180
                                                                             --------------------

Net Assets...................................................................         $27,119,287
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($27,119,287/2,394,044  units  outstanding).........................              $11.33
                                                                             ====================

       American Bar Association Members/ State Street Collective Trust

             Structured  Portfolio  Service - Moderate  Portfolio


                            Statement of Operations
                                   Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................                  $0                   $0
     Interest income....................................                   0                    0
                                                        -------------------------------------------
          Total investment income.......................                   0                    0

Expenses:
     Investment  advisory  fee..........................                  $0                   $0
     State Street Bank & Trust Company - program  fee...                   0                    0
     American Bar Retirement Association - program  fee.                   0                    0
     Trustee, management and administration fees........               6,350               16,809
     Other  expenses  and  taxes........................                   0                    0
     Amortization  of  organization  expenses...........                   0                    0
                                                        -------------------------------------------
          Total expenses................................               6,350               16,809
                                                        -------------------------------------------
Net investment income (loss)............................              (6,350)             (16,809)
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............              90,192              302,246
Unrealized  appreciation  of  investments...............             505,920            1,277,355
                                                        -------------------------------------------
     Net  gain  on  investments.........................             596,112            1,579,601
                                                        -------------------------------------------
     Net  increase  in  net  assets  from  operations...            $589,762           $1,562,792
                                                        ===========================================

         American Bar Association Members/ State Street Collective Trust

              Structured  Portfolio  Service - Moderate  Portfolio


                      Statement of Changes in Net Assets
                                  Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................             ($6,350)            ($16,809)
          Net realized gain on investments..............              90,192              302,246
          Unrealized appreciation on investments........             505,920            1,277,355
                                                        -------------------------------------------
          Net increase in net assets from operations....             589,762            1,562,792
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................           2,335,462           15,643,002
          Cost of units redeemed........................            (593,515)          (2,465,494)
                                                        -------------------------------------------
          Net increase from participant transactions....           1,741,947           13,177,508
                                                        -------------------------------------------
                    Total increase in net assets........           2,331,709           14,740,300

Net Assets:
          Beginning of period...........................          24,787,578           12,378,987
          End of period.................................         $27,119,287          $27,119,287

Number of units:
          Outstanding-beginning of period...............           2,237,277            1,173,969
               Sold.....................................             210,281            1,446,507
               Redeemed.................................             (53,514)            (226,432)
                                                        -------------------------------------------
          Outstanding-end of period.....................           2,394,044            2,394,044
                                                        ===========================================

       American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Moderate  Portfolio


                          Per-Unit Data and Ratios
                                 Unaudited


Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.00                $0.00
Expenses................................................                0.00                (0.01)
                                                        -------------------------------------------
Net investment income (loss)............................                0.00                (0.01)
Net realized and unrealized gain on investments.........                0.25                 0.80
                                                        -------------------------------------------
Net increase in unit value..............................                0.25                 0.79
Net asset value at beginning of period..................               11.08                10.54
                                                        -------------------------------------------
Net asset value at end of period........................              $11.33               $11.33
                                                        ===========================================

Ratio of expenses to average net assets*................                0.10%                0.10%
Ratio of net investment income (loss) to average assets*               (0.10%)              (0.10%)
Portfolio turnover**....................................                   4%                  16%
Units  outstanding  at  end  of  period (in thousands)..               2,394                2,394

------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the potfolio turnover of such underlying Funds.

       American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Aggressive  Portfolio


                     Statement of Assets and Liabilities
                                  Unaudited


Assets                                                                       September  30,  1996
                                                                             --------------------
Investments, at value (cost $18,818,120).....................................         $20,651,856
Cash.........................................................................                   0
Receivable  for  investments  sold...........................................                   0
Receivable  for  fund  units  sold...........................................              32,285
Dividends  and  interest  receivable.........................................                   0
Other  assets................................................................                   0
                                                                             --------------------
     Total  assets...........................................................          20,684,141
                                                                             --------------------

Liabilities
Payable for investments purchased............................................                   0
Payable for fund units purchased.............................................                   0
Accrued expenses.............................................................               3,965
Other liabilities............................................................                   0
                                                                             --------------------
     Total liabilities.......................................................               3,965
                                                                             --------------------

Net Assets...................................................................         $20,680,176
                                                                             ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($20,680,176/1,772,852  units  outstanding).........................              $11.66
                                                                             ====================

     American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service - Aggressive  Portfolio


                          Statement of Operations
                                Unaudited

                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income
     Dividend income....................................                  $0                   $0
     Interest income....................................                   0                    0
                                                        -------------------------------------------
          Total investment income.......................                   0                    0

Expenses:
     Investment  advisory  fee..........................                  $0                   $0
     State Street Bank & Trust Company - program  fee...                   0                    0
     American Bar Retirement Association - program  fee.                   0                    0
     Trustee, management and administration fees........               4,700               11,988
     Other  expenses  and  taxes........................                   0                    0
     Amortization  of  organization  expenses...........                   0                    0
                                                        -------------------------------------------
          Total expenses................................               4,700               11,988
                                                        -------------------------------------------
Net investment income (loss)............................              (4,700)             (11,988)
                                                        -------------------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments  sold..............              78,161              200,840
Unrealized  appreciation  of  investments...............             434,929            1,355,101
                                                        -------------------------------------------
     Net  gain  on  investments.........................             513,090            1,555,941
                                                        -------------------------------------------
     Net  increase  from  operations....................            $508,390           $1,543,953
                                                        ===========================================

        American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Aggressive  Portfolio


                       Statement of Changes in Net Assets
                                   Unaudited


                                                           For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................             ($4,700)            ($11,988)
          Net realized gain on investments..............              78,161              200,840
          Unrealized appreciation on investments........             434,929            1,355,101
                                                        -------------------------------------------
          Net increase in net assets from operations....             508,390            1,543,953
                                                        -------------------------------------------

Participant transactions:
          Proceeds from sales of units..................           2,653,013           10,476,409
          Cost of units redeemed........................            (508,369)          (1,339,646)
                                                        -------------------------------------------
          Net increase from participant transactions....           2,144,644            9,136,763
                                                        -------------------------------------------
                    Total increase in net assets........           2,653,034           10,680,716

Net Assets:
          Beginning of period...........................          18,027,142            9,999,460
          End of period.................................         $20,680,176          $20,680,176

Number of units:
          Outstanding-beginning of period...............           1,583,291              946,103
               Sold.....................................             234,870              947,132
               Redeemed.................................             (45,309)            (120,383)
                                                        -------------------------------------------
          Outstanding-end of period.....................           1,772,852            1,772,852
                                                        ===========================================

       American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service - Aggressive  Portfolio


                          Per-Unit Data and Ratios
                                 Unaudited

Selected data for a unit outstanding throughout period:    For the period        For the period
                                                           July  1,  1996       January  1,  1996
                                                        to September 30, 1996 to September 30, 1996
                                                        --------------------- ---------------------
Investment income.......................................               $0.00                $0.00
Expenses................................................                0.00                (0.01)
                                                        -------------------------------------------
Net investment income (loss)............................                0.00                (0.01)
Net realized and unrealized gain on investments.........                0.27                 1.10
                                                        -------------------------------------------
Net increase in unit value..............................                0.27                 1.09
Net asset value at beginning of period..................               11.39                10.57
                                                        -------------------------------------------
Net asset value at end of period..... ..................              $11.66               $11.66
                                                        ===========================================

Ratio of expenses to average net assets*................                0.10%                0.10%
Ratio of net investment income (loss) to average assets*               (0.10%)              (0.10%)
Portfolio turnover**....................................                   4%                  13%
Units  outstanding  at  end  of  period (in thousands)..               1,773                1,773

------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the potfolio turnover of such underlying Funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        AGGRESSIVE EQUITY FUND

        The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by the broad measures of the domestic stock market. For the quarter ended September 30, 1996 the Aggressive Equity Fund experienced a total return net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses") of 4.4%. The Standard & Poors 500 Composite Stock Price Index, an unmanaged index that emphasizes large-capitalization companies (the "S&P 500 Index"), produced a return of 3.1% for the same period. The S&P 500 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

        The third quarter of 1996 was the seventh consecutive quarter of positive returns for the U.S. equity market. During this period, inflation remained moderate and earnings growth of most firms was maintained.

        The most heavily weighted sectors in the Aggressive Equity Fund are drug and hospital supplies, electronics and instruments, and business services. Weaker areas in terms of return included basic industry, insurance companies and leisure and tourism.


        BALANCED FUND

        The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities (including bonds, notes, debentures and equipment trust certificates) and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended September 30, 1996, the Balanced Fund experienced a total return, net of Expenses, of 2.1%. For the same period, the S&P 500 Index produced a return of 3.1% and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index"), a broad measure of the domestic bond market, experienced a return of 1.8%.

        During the third quarter of 1996, equity market volatility accelerated, with a decline in July but a recovery later in the quarter. In the fixed income market, domestic interest rates fluctuated considerably during the quarter, with yields on long-term bonds ending virtually unchanged.

        Some of the most heavily weighted industry sectors in the equity portion of the fund were utilities, technology, consumer goods and healthcare. The fixed income segment was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.

        GROWTH EQUITY FUND

        The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended September 30,1996, the Growth Equity Fund experienced a total return, net of Expenses, of 3.2%. The S&P 500 Index produced a return of 3.1% for the same period.

        During the third quarter of 1996, growth stocks continued to outperform value stocks. The majority of companies reported good earnings and despite a slight "correction" in July, the stock market finished the quarter with positive returns.

        Some of the most heavily weighted industry sectors in the Growth Equity Fund were drugs and hospital supplies, technology, and consumer durables. Weaker areas in terms of return were telecommunications and insurance companies.


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

        The fund produced a total return, net of Expenses, for the third quarter of 1996 of 2.9%. By comparison, the Russell Index produced a return of 3.0% for the third quarter of 1996. The Russell Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.


        INTERMEDIATE BOND FUND

        The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) will be actively managed and invested in fixed income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Intermediate Bond Fund -- the index portion -- will be invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. Government Obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

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

        For the quarter ended September 30, 1996, the Intermediate Bond Fund experienced a total return, net of Expenses, of 2.1%. As a comparison, the LB Bond Index produced a return for the third quarter of 1996 of 1.8%. U.S. treasury yields fluctuated during the third quarter, but ended the period almost exactly where they began. The Federal Reserve made no changes in short-term rates during this quarter.


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

        For the quarter ended September 30, 1996, the International Fund experienced a total return, net of Expenses, of .71%. For the third quarter of 1996, the total return of Morgan Stanley EAFE (Europe, Australia, Far
East) Index ( the "EAFE Index") was (0.13)%. The EAFE Index does not include any allowance for the fees that an investor would pay for investing in the securities that comprise the index. The EAFE market did not perform as well as the US equity market, reflecting concerns over low corporate profitability, with emerging markets lagging even farther behind the US market.


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

        For the quarter ended September 30, 1996, the Stable Asset Fund produced a yield, net of Expenses, of 5.6%. As a standard of performance measurement, the Donoghue Money Market Average "Tier One" for the third quarter of 1996 yielded 4.8%.

        VALUE EQUITY FUND

        The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

        For the quarter ended September 30, 1996, the Value Equity Fund experienced a total return, net of Expenses, of 2.3%. The S&P 500 Index produced a return of 3.1% for the third quarter. Despite already high valuations, the US stock market made strong gains in the third quarter against a continued backdrop of high corporate earnings and moderate inflation.

        The overweighted sectors in the Value Equity Fund are finance, services, and energy. The fund remains underweighted in technology and consumer growth companies.



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

        For the quarter ended September 30, 1996, the structured portfolio service experienced a total return, net of Expenses, of 2.1% for the Conservative Portfolio, 2.2% for the Moderate Portfolio, and 2.5% for the Aggressive Portfolio.

PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings

             None.

   Item 2. Changes in Securities

             None.

   Item 3. Defaults Upon Senior Securities

             None.

   Item 4. Submission of Matters to a Vote of Security Holders

             None.

   Item 5. Other Information

             Not applicable.

   Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.                             DESCRIPTION
         27.1           Financed Data Schedule - Aggressive Equity Fund
         27.2           Financial Data Schedule - Balanced Fund
         27.3           Financial Data Schedule - Growth Equity Fund
         27.4           Financial Data Schedule - Index Equity Fund
         27.5           Financial Data Schedule - Intermediate Bond Fund
         27.6           Financial Data Schedule - International Equity Fund
         27.7           Financial Data Schedule - Stable Asset Return Fund
         27.8           Financial Data Schedule - Value Equity Fund
         27.9           Financial Data Schedule - Structured Portfolio Service -
                        Conservative Portfolio
         27.10          Financial Data Schedule - Structured Portfolio Service -
                        Moderate Portfolio
         27.11          Financial Data Schedule - Structured Portfolio Service -
                        Aggressive Portfolio

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  AMERICAN BAR ASSOCIATION MEMBERS/
                     STATE STREET COLLECTIVE TRUST


November 14, 1996           By:  /s/ Nancy P. Antin
                                 ------------------------------------------
                                 Nancy P. Antin
                                 Vice President and Chief Financial Officer


November 14, 1996           By:  /s/ Susan C. Daniels
                                 ------------------------------------------
                                 Susan C. Daniels
                                 Treasurer and Chief Accounting Officer