Form 10-K405
period 1996-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1997-03-31
CIK 878375

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
    COMMISSION FILE NOS. 33-68730 AND 33-92120

                       AMERICAN BAR ASSOCIATION MEMBERS/
                         STATE STREET COLLECTIVE TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-6691601
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)
 225 FRANKLIN STREET, BOSTON, MASSACHUSETTS                        02110
  (Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code: (617) 985-3000

  Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Special Note Regarding Forward Looking Statements.........................   3
                                  PART I
ITEM  1.Business .........................................................   4
ITEM  2.Properties .......................................................  46
ITEM  3.Legal Proceedings ................................................  46
ITEM  4.Submission of Matters to a Vote of Security Holders ..............  46
                                 PART II
ITEM  5.Market for Registrant's Common Stock and Related Stockholder
          Matters ........................................................  46
ITEM  6.Selected Financial Data ..........................................  47
ITEM  7.Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  54
ITEM  8.Financial Statements and Supplementary Data ......................  58
ITEM  9.Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ........................................... 150
                                 PART III
ITEM 10.Directors and Executive Officers of the Registrant ............... 150
ITEM 11.Executive Compensation ........................................... 150
ITEM 12.Security Ownership of Certain Beneficial Owners and Management ... 150
ITEM 13.Certain Relationships and Related Transactions ................... 150
                                 PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ................................................................ 151
Glossary of Certain Terms Used in This Report ............................ 154
Signatures ............................................................... 158

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options described herein, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Collective Trust desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust involve known and unknown risks, uncertainties, and other factors which could cause the actual results, performance or achievements of the Investment Options described herein to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of certain of these factors, see the descriptions of each of the Investment Options described in "Item 1. Business."

  See "Glossary of Certain Terms Used in this Report" on page 154 for definitions of certain terms used in this Report.

                                    PART I

ITEM 1. BUSINESS.

                                   OVERVIEW

  American Bar Association Members/State Street Collective Trust (the "Collective Trust") was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the "Program"). Eight separate collective investment funds (the "Funds") and three portfolios in a Structured Portfolio Service (the "Portfolios") are established under the Collective Trust. The Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Value Equity Fund, Growth Equity Fund, Index Equity Fund, Aggressive Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and Portfolios are investment options under the Program, which is sponsored by the American Bar Retirement Association ("ABRA").

  The Collective Trust may offer and sell an unlimited number of units representing interests in separate fund portfolios of the Collective Trust, each unit to be offered and sold at the per unit net asset value of the corresponding fund portfolio.

  State Street Bank and Trust Company ("State Street" or the "Trustee") serves as trustee of the Collective Trust. On January 1, 1992, State Street assumed responsibility for administering and providing investment options for the Program. State Street is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Boston Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

  State Street is responsible for certain recordkeeping and administrative services required by the Program. State Street's administrative and recordkeeping responsibilities include maintenance of individual account records or accrued benefit information for participants whose employers choose to have State Street maintain such account records. In addition, State Street also provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

                                  THE PROGRAM

  Attorneys who are sole practitioners and partnerships and professional corporations engaged in the practice of law may adopt the Program for their law practices if they or one of their partners or shareholders is a member or associate of the American Bar Association (the "ABA") or of a state or local bar association that is represented in the ABA's House of Delegates. Such a bar association or an organization closely associated with the legal profession that has as an owner or member of its governing board a member or associate of the ABA may also be eligible to adopt the Program. The law practices, bar associations and other organizations that are eligible to adopt the Program are referred to herein as "Eligible Employers."

  Eligible Employers who elect to participate in the Program may do so by adopting an individual plan (an "Individual Master Plan") under one or both of two employee benefit plans sponsored by ABRA (the "ABA Members Plans"). The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan (the "ABA Retirement Plan"), and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan (the "ABA Defined Benefit Plan"). Eligible Employers that maintain their own individually designed employee benefit plans (the "Individually Designed Plans") (together with Eligible Employers that participate in the ABA Members Plans, referred to as "Employers") may also participate in certain aspects of the Program through such plans. The ABA Members Plans and the Individually Designed Plans are collectively referred to as the "Plans." Participants are employees (together with their beneficiaries where the context so requires) of Employers and self-employed individuals who have adopted the Program for their practices.

  Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust (the "Master Trust") in the case of assets contributed under Individual Master Plans and the American Bar Association Members Pooled Trust for Retirement Plans (the "Pooled Trust") in the case of assets contributed under Individually Designed Plans (the Master Trust and the Pooled Trust are collectively referred to as the "ABA Members Trusts"). Such assets are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the Master Trust or Pooled Trust (the "Investor"). Under the Program, certain Participants, Employers or Plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the Participant's, Employer's or Plan trustee's self-managed account (the "Self-Managed Account"). The Self-Managed Account is available only to Participants in the ABA Retirement Plan and to Employers with respect to the ABA Defined Benefit Plan, provided that in either case the Employer has designated the Self-Managed Account as an investment option for its Plan. The Self-Managed Account is also available for Participants, Employers and Plan trustees of certain Individually Designed Plans. The terms of each Plan determine who is the Investor with respect to the assets of the Plan. In the case of the ABA Retirement Plan, each Participant is an Investor. Generally, in the case of the ABA Defined Benefit Plan, the Employer is the Investor, except that with respect to certain prior plan accounts under the ABA Defined Benefit Plan, the Participant is the Investor. In the case of Individually Designed Plans, the Investor may be the Participant, the Employer or the Plan trustee.

                       DESCRIPTION OF INVESTMENT OPTIONS

  The following are Investment Options under the Program. The Stable Asset Return Fund invests primarily in money market instruments and investment contracts. The Intermediate Bond Fund (the "Bond Fund") invests primarily in debt securities of varying maturities, with approximately 2/3 of such portfolio to be actively managed and 1/3 of such portfolio to be invested to replicate the Lehman Brothers Government/Corporate Bond Index (the "LB Bond Index"). The Index Equity Fund invests primarily in common stocks included in the Russell 3000 Index. The Balanced Fund, Value Equity Fund, Growth Equity Fund, Aggressive Equity Fund and International Equity Fund invest primarily in equity securities or, in the case of the Balanced Fund, a combination of equity and debt securities. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by giving Investors the opportunity to select conservative, moderate or aggressive allocations of assets among the Program's Funds. In addition, assets contributed under the Program may be invested (i) in any publicly traded debt and equity securities and shares of numerous mutual funds through a Self-Managed Account and (ii) when offered, in Insurance Investment Contracts of varying maturities (commonly known as "guaranteed investment contracts" or "GICs") that are issued by insurance companies that meet certain credit quality standards.

  Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by units of beneficial interest ("Units"), each of which represents an undivided pro rata share of the net assets of underlying Funds. Although the Funds and the portfolios of the Structured Portfolio Service are similar in certain respects to registered open-end management investment companies (commonly referred to as "mutual funds"), the Funds and the portfolios of the Structured Portfolio Service are not registered as investment companies under the Investment Company Act of 1940 (the "Investment Company Act") and, therefore, are not subject to the requirements of such act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street, as trustee of the ABA Members Trusts, for the benefit of Investors of the Plans held in the Master Trust or the Pooled Trust. Neither the Units nor the assets of the Funds or a portfolio of the Structured Portfolio Service, as applicable, are subject to the claims of State Street's creditors. The Units are not insured by the Federal Deposit Insurance Corporation or any governmental agency. State Street's activities as trustee of the Collective Trust are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units.

  Units in the Funds and the portfolios of the Structured Portfolio Service are not "redeemable securities" within the meaning of the Investment Company Act. However, each Unit entitles an Investor to exercise rights that are substantially similar to the rights of holders of "redeemable securities" issued by a mutual fund. Units in each Fund and in each portfolio of the Structured Portfolio Service may be withdrawn on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the portfolio in the Structured Portfolio Service, respectively. In addition, transfers may be made among the Funds and the portfolios in the Structured Portfolio Service based on the relevant per Unit net asset values.

  For purposes of the descriptions of the Funds herein, investments by a Fund in collective investment funds maintained by State Street are deemed to be investments in the underlying securities held by such collective investment funds.

STABLE ASSET RETURN FUND

  INVESTMENT OBJECTIVE. The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. The Stable Asset Return Fund will invest in investment contracts and high quality money market instruments through collective investment funds maintained by State Street. THERE CAN BE NO ASSURANCE THAT THE STABLE ASSET RETURN FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  STRATEGY. The Stable Asset Return Fund invests in obligations of the United States government and the agencies and instrumentalities thereof ("U.S. Government Obligations"), notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements (collectively, "Short-Term Investment Products"). The Fund also invests in investment contracts, including "Synthetic GICs" (as defined below) issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the Fund to be benefit responsive (i.e., responsive to withdrawal, transfer and benefit payment requests). The underlying securities of the Synthetic GICs generally consist of fixed income debt instruments. As of December 31, 1996, approximately 52% of the Fund's assets were invested in Short-Term Investment Products and 48% of the Fund's assets were invested in investment contracts. As of December 31, 1996, the average weighted maturity of the Stable Asset Return Fund was 1.2 years. The Fund's portfolio will be structured to provide cash flow to assist liquidity management and to limit the volatility of movement in interest rates received by the Fund while maintaining a rate of return that is sensitive to current interest rates.

  INVESTMENT GUIDELINES AND RESTRICTIONS AND CERTAIN RISK FACTORS. The Fund may invest in a variety of U.S. Government Obligations, including bills and notes issued by the U.S. Treasury and securities issued by agencies of the U.S. Government, such as the Farmers Home Administration, the Export Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration. Not all U.S. Government Obligations are backed by the full faith and credit of the United States. For example, securities issued by the Federal Farm Credit Bank or by the Federal National Mortgage Association are supported by the agency's right to borrow money from the U.S. Treasury under certain circumstances, and securities issued by the Federal Home Loan Bank are supported only by the credit of the issuing agency. There is no guarantee that the U.S. Government will support these types of securities, and, therefore, they involve more risk than U.S. Government Obligations that are supported by the full faith and credit of the United States.

  The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed-upon price and date. The resale price is in excess of the acquisition price and reflects an agreed-upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will have a total value at least equal to the amount of the repurchase price and will be held by State Street until repurchased. State Street will continually monitor the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

  The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in "-- International Equity Fund--Certain Risk Factors." Foreign branches of U.S. banks are generally subject to the U.S. banking laws, but obligations issued by such branches, which are sometimes payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all banks.

  The Stable Asset Return Fund may commit to purchasing securities on a "when-issued" basis, such that payment for and delivery of a security will occur after the date that the Fund commits to purchase the security. The payment obligation and the interest rate that will be received on the security are each fixed at the time of the purchase commitment. Prior to payment and delivery, however, the Stable Asset Return Fund will not receive interest on the security, and will be subject to the risk of a loss if the value of the when-issued security is less than the purchase price at the time of delivery.

  Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds by at least two nationally recognized statistical rating organizations ("NRSROs"), at least one of which must be Standard & Poor's Corporation ("S&P") or Moody's Investors Service, Inc. ("Moody's"), (ii) rated in the highest rating category applicable to commercial paper by at least two NRSROs, at least one of which must be S&P or Moody's, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories by at least two NRSROs, at least one of which must be S&P or Moody's. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement. Except with respect to certain U.S. Government Obligations, each instrument purchased will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

  The Stable Asset Return Fund may not invest in any investment contract, unless, at the time of purchase, the investment contract or the issuer thereof is rated in one of the two highest rating categories by at least two NRSROs, at least one of which must be S&P or Moody's. Although these rating standards must be satisfied at the time an investment contract is issued, the financial condition of an issuer may change prior to maturity. The Stable Asset Return Fund will generally be unable to dispose of an investment contract prior to its maturity in the event of the deterioration of the financial condition of the issuer.

  Except for investment contracts, the Fund generally does not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase, other than U.S. Government Obligations. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than investment contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in investment contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of investment contracts included in the Fund's portfolio, and in no event greater than 20%, in each case determined at the time of purchase. To the extent that the assets of the Stable Asset Return Fund are committed to investment contracts of a single issuer, the Fund will be subject to a greater risk that a default by such issuer will have a material adverse effect on the Fund. The Stable Asset Return Fund will not acquire warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under "--Certain Information with Respect to the Funds-- Investment Prohibitions." Except as explicitly set forth above and in "-- Derivative Instruments," there are no other investment restrictions applicable to the Stable Asset Return Fund.

  VALUATION OF UNITS. When an Investor allocates assets to the Stable Asset Return Fund, the account of the Investor is credited with that number of Units with an aggregate price equal to the value of such assets allocated to the Fund. Each Business Day the net income accrued by the Stable Asset Return Fund is calculated and additional Units of the Fund with an aggregate value equal to the accrued net income of the Fund are issued in proportion to the Investors' interests.

  THE STABLE ASSET RETURN FUND SEEKS TO MAINTAIN A STABLE NET ASSET VALUE OF $1.00 PER UNIT, ALTHOUGH THERE CAN BE NO ASSURANCE THAT IT WILL BE ABLE TO DO SO. Consistent with this objective, the Short-Term Investment Products of the Stable Asset Return Fund are valued on the basis of a valuation method known as "Amortized Cost Pricing." Amortized Cost Pricing involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. While this method provides certainty in valuation, it may result in the overvaluation or undervaluation of a particular instrument relative to the market value of the instrument. The longer the maturity of an instrument, the greater the exposure to such risk of overvaluation or undervaluation. Investment contracts are valued at contract value (cost plus accrued interest).

  If an Investor were to receive a distribution from, or transfer out of, the Stable Asset Return Fund at a time when the Stable Asset Return Fund was overvalued, the Investor would be overpaid (based on market price) and the value of the investments of remaining Investors would be diluted. Conversely, if an Investor were to receive a distribution from, or transfer out of, the Stable Asset Return Fund at a time when the Stable Asset Return Fund was undervalued, the Investor would be underpaid (based on market price) and the value of the investments of remaining Investors would be increased. If State Street determines that the per Unit net asset value of the Stable Asset Return Fund to the extent such value is determined based on Amortized Cost Pricing method deviates from the net asset value determined by using available market quotations or market equivalents (market value) to a large enough extent that it may result in a material dilution or other unfair result to Investors, State Street may adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce to the extent reasonably practicable such dilution or other unfair result. For this purpose, only the Short-Term Investment Products are tested on a mark to market basis. Such valuations for the Investment Contracts are not required by generally accepted accounting principles because of the benefit responsive structure of the Investment Contracts held in the Fund.

  Performance Information. The Stable Asset Return Fund may, from time to time, report its performance in terms of its "yield" and "effective yield." The Fund's yield is determined based upon historical earnings and is not intended to indicate future performance. The "yield" of the Fund refers to the annualized income generated by a daily investment in the Fund. The "effective yield" is calculated similarly but, when annualized, the income earned by an investment in the Fund is assumed to be reinvested. The "effective yield" will be slightly higher than the "yield" because of the compounding effect of this assumed reinvestment. A recorded message providing performance information for the Stable Asset Return Fund is available at (800) 826-8905.

  INVESTMENT ADVISOR. State Street is sole manager of the Stable Asset Return Fund. State Street may in the future employ investment advisors, at its discretion, to manage portions of the Fund, subject to consultation with ABRA.

INTERMEDIATE BOND FUND

  INVESTMENT OBJECTIVE. The investment objective of the Bond Fund is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Bond Fund (approximately 2/3) will be actively managed, investing in fixed-income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Bond Fund--the index portion--will be invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. Government Obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. As of December 31, 1996, U.S. Government Obligations and corporate debt securities represented 74% and 26%, respectively, of the LB Bond Index. The actively managed portion seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. LEHMAN BROTHERS, INC. DOES NOT SPONSOR THE BOND FUND, NOR IS IT AFFILIATED IN ANY WAY WITH THE BOND FUND OR STATE STREET. THERE CAN BE NO ASSURANCE THAT THE BOND FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  STRATEGY. The actively managed portion of the Bond Fund is expected to invest its assets in fixed-income securities of varying maturities with a portfolio duration generally from 3 to 6 years. The level of investments in fixed income securities of this portion of the Bond Fund will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In selecting securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account.

  Duration is a measure of the expected life of a fixed income security that was developed as a more precise alternative to the concept of "term to maturity." Duration incorporates a bond's yield, coupon interest payments, final maturity and call features into one measure. Traditionally, a debt security's "term to maturity" has been used as a proxy for the sensitivity of the security's price to changes in interest rates (which is the "interest rate risk" or "volatility" of the security). However, "term to maturity" measures only the time until a debt security provides its final payment, taking no account of the pattern of the security's payment prior to maturity. Duration is a measure of the expected life of a fixed income security on a present value basis. Duration takes the length of the time intervals between the present time and the time that the interest and principal payments are scheduled or, in the case of a callable bond, expected to be received, and weighs them by the present values of the cash to be received at each future point in time. For any fixed income security with interest payments occurring prior to the payment of principal, duration is always less than maturity. In general, all other things being equal, the lower the stated or coupon rate of interest of a fixed income security, the longer the duration of the security; conversely, the higher the stated or coupon rate of interest of a fixed income security, the shorter the duration of the security.

  The portion of the Fund's assets committed to investment in debt securities with particular characteristics (such as maturity, type and coupon rate) will vary based on the outlook for the U.S. and foreign economies, the financial markets and other factors. The portfolio holdings will be concentrated in areas of the bond market (based on quality, sector, coupon or maturity) that are believed to be relatively undervalued.

   The index portion of the Bond Fund will attempt to hold a representative sample of the securities in the LB Bond Index so that, in the aggregate, the investment characteristics of this portion of the Bond Fund's portfolio will resemble those of the LB Bond Index. However, the index portion of the Bond Fund is not expected to track the LB Bond Index with the same degree of accuracy that complete replication of such index would provide. Over time, the portfolio composition of the index portion of the Bond Fund will be altered (or "rebalanced") to reflect changes in the characteristics of the LB Bond Index.

  INVESTMENT GUIDELINES AND RESTRICTIONS. The actively managed portion of the Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities, as described below): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage and other asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers' acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Bond Fund may hold different percentages of the assets in these various types of securities.

  For the purpose of achieving income, the actively managed portion of the Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing in more than seven days. See "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors."

  The index portion of the Bond Fund will invest its assets so as to replicate the LB Bond Index. Under normal market conditions, at least 90% of the value of the total assets of the index portion will be invested in securities comprising the LB Bond Index. For temporary defensive purposes, the index portion of the Bond Fund may invest without limitation in U.S. Government Obligations, commercial paper, and other money market instruments of the type purchased by the Stable Asset Return Fund, as described in "--Stable Asset Return Fund." The index portion of the Bond Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  For information with respect to the use of derivative instruments, see "-- Derivative Instruments." In addition, the Bond Fund is subject to the same investment restrictions that are applicable to the other Funds. See "--Certain Information with Respect to the Funds--Investment Prohibitions."

  CERTAIN RISK FACTORS WITH RESPECT TO THE BOND FUND. As to certain risk factors with respect to investing in U.S. Government Obligations, see "-- Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors," and, as to risk factors with respect to the use of derivative instruments, see "--Derivative Instruments."

  The Bond Fund may purchase or sell securities on a when-issued or delayed delivery basis. As to certain risks involved, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors."

  The actively managed portion of the Bond Fund will limit its foreign investments to securities of issuers based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and Mexico). Investing in the securities of issuers in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. See "--International Equity Fund--Certain Risk Factors."

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund's performance. Because the types and proportions of the Bond Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted.

  Index funds, such as the index portion of the Bond Fund, seek to create a portfolio which substantially replicates the total sum of the securities comprising the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and certain other transaction costs for index funds may be lower than those incurred by non-index, traditionally managed funds.

  Portfolio turnover for 1996 was 22.37% and for the period from September 5, 1995 to December 31, 1995 was 1.60%. Such turnover reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies (described below).

  PERFORMANCE INFORMATION. The Fund's total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund and assumes that all Fund's dividends and capital gain distributions are reinvested. The "total return" sought by the Bond Fund will consist of interest and dividends from underlying securities, capital appreciation reflected in unrealized increases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. A recorded message providing current unit values and yield for the Bond Fund is available at (800) 348-2272. While the Bond Fund is invested in registered investment companies (as described below) the yield for the Bond Fund will be calculated by taking the weighted average annualized yield of such registered investment companies and adjusting for the Fund's expenses. It is expected that when the Fund is no longer invested in registered investment companies, the Fund's "yield" will be calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

  INVESTMENT ADVISORS AND INITIAL INVESTMENTS IN REGISTERED INVESTMENT COMPANIES. State Street expects to select Pacific Investment Management Company ("PIMCO") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Bond Fund, subject to the supervision and approval of State Street.

  State Street, however, based upon the advice of PIMCO, has determined that until a minimum level of assets (the "Minimum Level") (in this case approximately $75 million) have been allocated to the actively managed portion of the Bond Fund, in order to provide for efficient investment of the Bond Fund's assets, PIMCO's advice will be obtained by investing approximately 2/3 of the funds directed by Investors into the Bond Fund in the PIMCO Total Return Fund, an open-end management investment company registered under the Investment Company Act and managed by PIMCO (the "Total Return Fund"). As of December 31, 1996, $33.4 million in assets were allocated to the actively managed portion of the Bond Fund and such assets are currently invested in the Total Return Fund. The Total Return Fund invests at least 65% of its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from 3 to 6 years. The Total Return Fund has substantially similar investment objectives to the actively managed portion of the Bond Fund. After the Minimum Level is attained by the actively managed portion of the Bond Fund, State Street expects that such portion will be managed as a separate collective trust portfolio by State Street, with the advice of PIMCO.

  With respect to the index portion of the Bond Fund, State Street expects to select Barclay's Global Investors ("BGI") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the index portion of the Bond Fund, subject to the supervision and approval of State Street.

  State Street, however, upon the advice of BGI has determined that in order for the index portion of the Bond Fund to meet its investment objective, until the Minimum Level (in this case approximately $200 million) is attained, in order to provide for efficient investment of the index portion of the Bond Fund's assets, BGI's advice will be obtained by investing approximately 1/3 of the funds directed by Investors into the Bond Fund in the MasterWorks Bond Index Fund, an open-end management investment company registered under the Investment Company Act (the "Bond Index Fund"), which invests in the securities represented in the LB Bond Index. As of December 31, 1996, $16.1 million in assets were allocated to the index portion of the Bond Fund and such assets are currently invested in the Bond Index Fund. The Bond Index Fund is managed by BGI and has substantially similar investment objectives to the index portion of the Bond Fund. The Bond Index Fund attempts to achieve, in both rising and falling markets, a correlation of at least 95% between the total return of its net assets before expenses and the total return of the LB Bond Index. After the Minimum Level is attained by the index portion of the Bond Fund, State Street expects that such portion will be managed as a separate collective trust portfolio by State Street with the advice of BGI.

  State Street will monitor the performance of the Total Return Fund and the Bond Index Fund, in light of the Bond Fund's investment objectives, to determine whether the continued investment by the Bond Fund in such registered investment companies is appropriate. If State Street concludes that the investment objectives or performance of the Total Return Fund and the Bond Index Fund are no longer consistent with those of the actively managed portion and index portion of the Bond Fund, respectively, State Street may transfer a portion or all of the assets of the Bond Fund that are invested in such registered investment companies to other registered investment companies or collective investment funds managed by State Street, which, in light of the investment objectives of the Bond Fund, State Street deems to be more appropriate. After the Minimum Level is reached for each portion of the Bond Fund, State Street and the Investment Advisors will determine appropriate redemption procedures from the Total Return Fund and the Bond Index Fund.

  State Street has determined the percentage of the assets in the Bond Fund to be allocated to each portion of the Bond Fund. Unless altered by State Street, contributions to and withdrawals from the Bond Fund will be allocated 2/3 to PIMCO and 1/3 to BGI. Income and realized gains attributable to the assets allocated to each Investment Advisor will remain allocated to such Investment Advisor thereby changing the percentage of total assets of the Bond Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Bond Fund than originally allocated to such advisor. For additional information with respect to the Investment Advisors, see "--Investment Advisors."

BALANCED FUND

  INVESTMENT OBJECTIVE. The investment objective of the Balanced Fund is to achieve both current income and capital appreciation. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. THERE CAN BE NO ASSURANCE THAT THE BALANCED FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  STRATEGY. The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities with varying maturities and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund invests only in long-term debt securities of varying maturities that are rated investment grade by an NRSRO or, if unrated, determined by State Street to be of comparable quality. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Fund's investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

  INVESTMENT GUIDELINES AND RESTRICTIONS. The Balanced Fund invests in equity securities of the same types as those in which the Growth Equity Fund invests. See "--Growth Equity Fund." The Balanced Fund also invests in Short-Term Investment Products. See "--Stable Asset Return Fund--Strategy." Such investments, however, may include certificates of deposit and time deposits of London branches of U.S. banks (these investments are usually referred to as "Eurodollars") and certificates of deposit and commercial paper issued by Canadian chartered bank subsidiaries of U.S. banks.

  To the extent that the assets of the Balanced Fund are invested in securities of a single issuer, there is a greater risk that a deterioration in performance or default by such issuer will have a material adverse effect on the Fund.

  For temporary defensive purposes, the Balanced Fund may invest without limitation in U.S. Government Obligations, commercial paper and other money market instruments of the types purchased by the Stable Asset Return Fund, as described in "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of bond or equity markets, an extreme financial calamity or the threat of any such event. Additional investment restrictions applicable to the Balanced Fund are described in "--Certain Information with Respect to the Funds--Investment Prohibitions."

  CERTAIN RISK FACTORS. For information and risk factors associated with investing in equity and debt securities, see "--Index Equity Fund--Certain Risk Factors," and "--Stable Asset Return Fund." For information with respect to the use of derivative instruments, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For certain risk factors associated with investing in foreign securities, see "-- International Equity Fund--Certain Risk Factors."

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Because the types and proportions of the Balanced Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted. The turnover was 180.67%, 154.73% and 112.51% for 1996, 1995 and 1994, respectively.

  INVESTMENT ADVISORS. State Street has retained Lincoln Capital Management Company ("Lincoln Capital") and Miller, Anderson & Sherrerd to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. State Street will determine the percentage of the assets in the Balanced Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Balanced Fund will be allocated 50% to Lincoln Capital and 50% to Miller, Anderson & Sherrerd. Income and realized gains attributable to the assets allocated to each Investment Advisor remain allocated to such Investment Advisor, thereby changing the percentage of total assets of the Balanced Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Balanced Fund than originally allocated to such advisor. For additional information regarding the Investment Advisors, see "--Investment Advisors."

VALUE EQUITY FUND

  INVESTMENT OBJECTIVE. The Value Equity Fund's investment objective is to invest in common stocks of larger companies believed to be attractively priced relative to their future earnings power with the goal of achieving long-term growth of capital and dividend income. The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund is broadly diversified and emphasizes sectors and securities State Street and its Investment Advisor consider undervalued. THERE CAN BE NO ASSURANCE THAT THE VALUE EQUITY FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  STRATEGY. The Fund invests primarily in common stocks of companies that in the opinion of State Street and its Investment Advisor are undervalued in the market place. The Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger companies believed to be attractively priced relative to their future earnings power. The Fund's Investment Advisor seeks to limit the Fund's divergence from the market's performance over full market cycles to moderate levels.

  INVESTMENT GUIDELINES AND RESTRICTIONS. Although the assets of the Value Equity Fund are generally invested in common stocks and other equity-type securities, including convertible securities, the Value Equity Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund's investment objective. The Value Equity Fund will not invest more than 35% of its assets in non-equity securities, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Value Equity Fund's investment objective will not be met by buying equity securities. To the extent that the Value Equity Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

  The Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on the U.S. stock exchanges or on the over-the-counter markets. For many foreign securities, there are dollar-denominated American Depository Receipts ("ADRs"), which are issued by domestic banks and are traded on the U.S. stock exchanges or on over-the-counter markets and represent interest in securities issued by foreign corporations. The Value Equity Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund's assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

  For temporary defensive purposes, the Value Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other money market instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. Additional investment restrictions applicable to the Value Equity Fund are described in "--Certain Information with Respect to the Funds--Investment Prohibitions."

  CERTAIN RISK FACTORS. For risk factors associated with investment in equity securities, see "--Index Equity Fund--Certain Risk Factors." For information with respect to the use of derivative instruments, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For certain risk factors associated with investing in foreign securities, see "--International Equity Fund--Certain Risk Factors."

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Such turnover was 16.73% for 1996 and 3.8% for the period September 5, 1995 to December 31, 1995. The 1995 turnover rate reflects the buildup of the Fund's portfolio during its first three months of operations.

  INVESTMENT ADVISOR. State Street has retained Sanford C. Bernstein & Co., Inc. ("Sanford Bernstein") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Value Equity Fund. For additional information regarding the Investment Advisor, see "--Investment Advisors."

GROWTH EQUITY FUND

  INVESTMENT OBJECTIVE. The Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. The Growth Equity Fund seeks to achieve growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. THERE CAN BE NO ASSURANCE THAT THE GROWTH EQUITY FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  STRATEGY. The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund may invest a portion of its assets in convertible securities. Convertible securities, such as preferred stocks and convertible debt instruments, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

  INVESTMENT GUIDELINES AND RESTRICTIONS. Although the assets of the Growth Equity Fund will generally be invested in equity securities, the Growth Equity Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when State Street determines that such investments may contribute to the attainment of the Fund's investment objective. The Growth Equity Fund will not invest more than 35% of its assets in non-equity securities, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Growth Equity Fund's investment objective will not be met by buying equity securities. To the extent that the Growth Equity Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

  For temporary defensive purposes, the Growth Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other money market instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  Although the Growth Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Growth Equity Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through ADRs and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Growth Equity Fund not to make an investment if that investment would cause more than 15% of the Fund's assets allocated to the Investment Advisor to be invested in foreign securities, including ADRs, determined at the time of purchase.

  Additional investment restrictions applicable to the Growth Equity Fund are described in "--Certain Information with Respect to the Funds--Investment Prohibitions" and "--Derivative Instruments."

  CERTAIN RISK FACTORS. See "--Index Equity Fund--Certain Risk Factors" for risk factors associated with investing in equity securities. In addition, investments in foreign securities involve special risks. For certain risk factors associated with investing in foreign securities, see "--International Equity Fund--Certain Risk Factors."

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 80%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 80%. Such turnover was 63.70%, 60.38% and 58.78% in 1996, 1995 and 1994,
respectively.

  INVESTMENT ADVISORS. State Street has retained Capital Guardian Trust Company ("Capital Guardian"), Columbus Circle Investors ("Columbus Circle") and RCM Capital Management ("RCM Capital") to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Growth Equity Fund. State Street will determine the percentage of the assets in the Growth Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Growth Equity Fund will be allocated 40% to Capital Guardian, 30% to Columbus Circle and 30% to RCM Capital. Income and realized gains attributable to the assets allocated to each Investment Advisor remain allocated to such Investment Advisor, thereby changing the percentage of total assets of the Growth Equity Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Growth Equity Fund than originally allocated to such advisor. For additional information regarding the Investment Advisors, see "--Investment Advisors."

INDEX EQUITY FUND

  INVESTMENT OBJECTIVE. The investment objective of the Index Equity Fund is to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Index Equity Fund invests indirectly in these stocks through collective investment funds maintained by State Street. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 1996 the largest company had a market capitalization of approximately $2.3 billion and the smallest company had a market capitalization of approximately $39.2 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. THERE CAN BE NO ASSURANCE THAT THE INDEX FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE OF REPLICATING THE TOTAL RETURN OF THE RUSSELL 3000 INDEX.

  STRATEGY. To control costs, the Index Equity Fund does not attempt to own all 3,000 securities included in the Russell 3000 Index. Instead, the Fund attempts to replicate the returns of the Russell 3000 Index by dividing it into two categories: the S&P 500 Index, which is comprised of 500 stocks, and the extended market portion of the U.S. equity market represented by the Russell Special Small Company Index, which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index with the possible exclusion of the smallest companies in the Russell Special Small Company Index. Deviation of the Fund's performance from the performance of the Russell 3000 Index ("tracking error") may result because the S&P 500 Index is calculated using capitalization weights that are different from those used to calculate the Russell 3000 Index and includes some securities not included in the Russell 3000 Index. Tracking error may also result from Investor purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the portfolio and changes made in the Russell indices or the manner in which the Russell indices are calculated.

  INVESTMENT GUIDELINES AND RESTRICTIONS. The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in certain short term fixed-income securities. Such securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for Investor redemptions. State Street will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under "--Certain Information with Respect to the Funds --Investment Prohibitions." The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemption (not for leveraging or investment).

  CERTAIN RISK FACTORS. By investing primarily in the U.S. equity market, the Index Equity Fund is subject to a variety of market and financial risks that may affect its return. The Unit price of the Index Equity Fund could be volatile, and Investors should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that Investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide Investors with the means to speculate on short-term U.S. stock market movements.

  In addition, it should be noted that the stocks of small companies included in the Russell indices have limited product lines, markets, or financial resources, or may be dependent upon a small management group. Therefore, their securities may be subject to more abrupt or erratic market movements than larger, more established companies, both because their securities are typically traded in lower volume and because the issuers are typically subject to a greater degree of changes in their earnings and prospects.

  For information with respect to the use of derivative instruments, see "-- Derivative Instruments."

  PORTFOLIO TURNOVER. Ordinarily, Index Equity Fund will sell securities only to reflect certain changes in the Russell 3000 Index (including mergers or changes in the composition of the Russell 3000 Index) or to accommodate cash flows into and out of the Index Equity Fund. Accordingly, the turnover rate for the Index Equity Fund is not expected to exceed 50% per annum. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. The turnover of the Fund was 17.48% and 131.73% in 1996 and 1995, respectively, and reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds. See "Investment Advisor" below. Higher than expected turnover in 1995 is partly attributable to adjustments made to the Fund's composition when its investment objective was changed from replicating the returns of the S&P 500 Index to replicating the returns of the Russell 3000 Index. See "--Intermediate Bond Fund-- Portfolio Turnover" for information applicable to portfolio turnover of index funds.

  INVESTMENT ADVISOR. State Street is sole manager and trustee of the Index Equity Fund. However, in the future State Street may employ investment advisors, at its discretion and subject to consultation with ABRA. The assets of the Fund are currently invested in the State Street Global Advisors (SSgA) Flagship S&P 500 Fund and the State Street Global Advisors (SSgA) Russell Special Small Company Common Trust Fund.

  INFORMATION ABOUT THE RUSSELL INDICES. The criteria used by Frank Russell & Company ("Russell") in developing the Russell indices to determine the initial list of securities eligible for inclusion in the Russell indices is total market capitalization adjusted for large private holdings and cross-ownership. Companies are not selected for inclusion in the Russell indices because they are expected to have superior stock price performance relative to the U.S. stock market in general or other stocks in particular. Russell makes no representation or warranty, implied or express, to any member of the public regarding the advisability of investing in the Russell 3000 Index or the ability of the Russell 3000 Index to track general market performance of large and small capitalization stocks.

  "STANDARD & POOR'S (R)," "S&P (R)," "S&P 500 (R)," "STANDARD & POOR'S 500" AND "500" ARE TRADEMARKS OF MCGRAW-HILL, INC. AND HAVE BEEN LICENSED FOR USE BY STATE

STREET. THE INDEX FUND IS NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY STANDARD & POOR'S AND STANDARD & POOR'S MAKES NO REPRESENTATION REGARDING THE ADVISABILITY OF INVESTING IN THE INDEX FUND.

  "RUSSELL 3000 INDEX" AND "RUSSELL SPECIAL SMALL COMPANY INDEX" ARE TRADEMARKS OF RUSSELL. THE RUSSELL 3000 INDEX IS NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY RUSSELL, NOR DOES RUSSELL GUARANTEE THE ACCURACY AND/OR COMPLETENESS OF THE RUSSELL 3000 INDEX OR ANY DATA INCLUDED THEREIN. RUSSELL MAKES NO WARRANTY, EXPRESS OR IMPLIED, AS TO THE RESULTS TO BE OBTAINED BY THE FUND, OWNERS OF THE FUND, ANY PERSON OR ANY ENTITY FROM THE USE OF THE RUSSELL 3000 INDEX OR ANY DATA INCLUDED THEREIN. RUSSELL MAKES NO EXPRESS OR IMPLIED WARRANTIES AND EXPRESSLY DISCLAIMS ALL SUCH WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE FOR USE WITH RESPECT TO THE RUSSELL 3000 INDEX OR ANY DATA INCLUDED THEREIN.

AGGRESSIVE EQUITY FUND

  INVESTMENT OBJECTIVE. The investment objective of the Aggressive Equity Fund is to maximize long-term growth of capital. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. THERE CAN BE NO ASSURANCE THAT THE AGGRESSIVE EQUITY FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  STRATEGY. The Aggressive Equity Fund's investments may include securities of relatively small to medium sized companies, new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Aggressive Equity Fund and the Aggressive Equity Fund, may, at times, be less diversified than the other Funds.

  INVESTMENT GUIDELINES AND RESTRICTIONS. The Aggressive Equity Fund invests primarily in common stocks and other equity-type securities, including convertible securities, that are believed to have strong potential for appreciation.

  Although the assets of the Aggressive Equity Fund will generally be invested in equity securities, the Aggressive Equity Fund may also invest in non-equity securities, including investment grade bonds and debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when State Street determines that in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, such investments may contribute to the attainment of the Fund's investment objective. See "--Stable Asset Return Fund." The Aggressive Equity Fund will not invest more than 35% of its assets in non-equity securities, except for temporary defensive purposes. To the extent that the Aggressive Equity Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

  For temporary defensive purposes, the Aggressive Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other money market instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  Although the Aggressive Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Aggressive Equity Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through ADRs and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Aggressive Equity Fund not to make an investment if that investment would cause more than 15% of the portion of the Fund's assets allocated to such Investment Advisor to be invested in foreign securities, including ADRs, determined at the time of purchase. Additional investment restrictions applicable to the Aggressive Equity Fund are described in "-- Certain Information With Respect to the Funds--Investment Prohibitions" and "--Derivative Instruments."

  CERTAIN RISK FACTORS. Generally, the Aggressive Equity Fund poses a greater risk to principal than the other Funds. Investors should consider their investments in the Aggressive Equity Fund as relatively long-term and involving high risk to principal commensurate with potential for substantial gains. There is no certainty regarding which companies and industries will in fact experience capital growth, and such companies and industries may lose their potential for capital growth at any time. To the extent that the assets of the Aggressive Equity Fund are invested in the securities of a single issuer or a single industry, there is a greater risk that a deterioration in the performance of such issuer or industry will have a material adverse effect on the Fund. See "--Index Equity Fund--Certain Risk Factors" for a description of risk factors associated with investing in equity securities generally. See "--International Equity Fund--Certain Risk Factors" for a description of the risks associated with investments in foreign securities.

  A significant portion of the Aggressive Equity Fund's investments may be in securities of small to medium sized companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Small and medium sized companies may also be more dependent on access to equity markets to raise capital than are larger companies that have a greater ability to support relatively larger debt burdens. The securities of such companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies which have recently made an initial public offering may be perceived by the market as unproven. The Aggressive Equity Fund's focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover of the Aggressive Equity Fund may be high. Although it is not expected to exceed 150% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 150%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in certain companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 48%, 63% and 48% in 1996, 1995 and 1994, respectively.

  INVESTMENT ADVISORS. State Street has retained Capital Guardian and Sit Investment Associates, Inc. ("Sit Associates") to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Aggressive Equity Fund. State Street will determine the percentage of the assets in the Aggressive Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Aggressive Equity Fund will be allocated 50% to Capital Guardian and 50% to Sit Associates. Income and realized gains attributable to the assets allocated to each Investment Advisor remain allocated to such Investment Advisor, thereby changing the percentage of total assets of the Aggressive Equity Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Aggressive Equity Fund than originally allocated to such advisor. For additional information regarding the Investment Advisors, see "--Investment Advisors."

INTERNATIONAL EQUITY FUND

  INVESTMENT OBJECTIVE. The International Equity Fund's investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. Common stocks of foreign companies offer a way to seek long-term growth of capital. Total return will consist of capital appreciation or depreciation, dividend income and currency gains or losses. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. THERE CAN BE NO ASSURANCE THAT THE INTERNATIONAL EQUITY FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  Over the last 30 years many foreign countries' economies have grown faster than the United States' economy, and the average return from equity investments in such countries has often exceeded the return on similar investments in the U.S. Moreover, over the same period there has frequently been a wide and largely unrelated variation in performance among international equity markets. Within the framework of diversification, the International Equity Fund seeks to identify and invest in companies participating in the faster growing foreign economies and markets. State Street believes that because more than half of the world's stock market value is traded abroad, investment in foreign securities offers significant potential for long-term capital appreciation and an opportunity to achieve investment diversification.

  STRATEGY. The International Equity Fund intends to diversify investments broadly among developed, newly industrialized and emerging countries and generally to have at least three different countries represented in the portfolio. It may invest in countries of the Far East and Europe, as well as in South Africa, Australia, Canada, Latin America and other areas. Under unusual circumstances, however, it may invest substantially all its assets in only one or two countries. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  INVESTMENT GUIDELINES AND RESTRICTIONS. In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that are believed to have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The International Equity Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed-income securities and the level of interest rates, it appears that the International Equity Fund's investment objective will not be met by buying equity securities. Under normal conditions the International Equity Fund's investments in securities other than common stocks and other equity-related securities are limited to no more than 35% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See "--Stable Asset Return Fund."

  The International Equity Fund will normally conduct its foreign currency exchange transactions either on a spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market or by entering into forward contracts to purchase or sell foreign currencies. See "--Derivative Instruments."

  The International Equity Fund is subject to the same investment prohibitions and restrictions as the other Funds. See "--Certain Information With Respect to the Funds--Investment Prohibitions."

  CERTAIN RISK FACTORS. Foreign stock prices are subject to many of the same influences as U.S. stocks, such as general economic conditions, company and industry earnings prospects, and investor psychology. See "--Index Equity Fund--Certain Risk Factors." International investing also involves additional risks that can increase the potential for the losses in the Fund. These risks can be significantly magnified for investments in emerging markets.

  Currency Fluctuations. Transactions in foreign securities are conducted in local currencies, so dollars usually must be exchanged for another currency each time a stock is bought or sold or a dividend is paid. Likewise, share price quotations and total return information will reflect conversion into dollars. Accordingly, fluctuations in foreign exchange rates can significantly increase or decrease the dollar value of a foreign investment, boosting or offsetting its local market return. For example, if a French stock rose 10% in price during a year but the U.S. dollar gained 5% against the French franc during that time, the U.S. investor's return would be reduced to approximately 5%. This is the result because the franc would "buy" fewer dollars at the end of the year than at the beginning, or, conversely, a dollar would buy more francs. Exchange rate movements can be large and endure for extended periods of time.

  Costs. It is more expensive for U.S. investors to trade in foreign markets than in the U.S. Investment pools offer a very efficient way for individuals to invest abroad, but the overall expense ratios of international funds are usually somewhat higher than those of typical domestic stock funds.

  Political and Economic Factors. The economies, markets and political structures of a number of the countries in which the Fund can invest do not compare favorably with U.S. and other mature economies in terms of wealth and stability. Therefore, investments in these countries may be riskier, and will be subject to erratic and abrupt price movements. This is especially true for emerging markets, such as those found in Latin America, Asia, Eastern Europe and Africa. Even investments in countries with highly developed economies are subject to risk. For example, the Japanese stock market historically has experienced wide swings in value. Moreover, while certain countries have made progress in economic growth, liberalization, fiscal discipline and political and social stability, there is no assurance these trends will continue.

  Some economies of the countries in which investments may be made are less developed, less diverse (for example, various countries in Latin America, Eastern Europe, Africa and Asia), overly reliant on particular industries and more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures (for example, Japan, Southeast Asia, Latin America, Eastern Europe and Africa). Some countries, particularly in Latin America and other emerging markets have legacies of hyperinflation and currency devaluations versus the dollar (which adversely affect returns to U.S. investors.) Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets, such as the countries in Eastern Europe, China and Africa, should be regarded as speculative.

  Certain countries in which investments may be made will have histories of instability and upheaval (for example, various countries in Latin America and Africa) with respect to their internal politics that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Actions such as nationalizing an industry or company, expropriating assets, or imposing punative taxes could have a severe adverse effect on security prices and impair the

International Equity Fund's ability to repatriate capital or income. Significant external risks, including war, currently affect some countries. Governments in many emerging market countries participate to some degree in their economies and securities markets.

  Legal, Regulatory and Operational. Certain countries lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the U.S., do not honor legal rights enjoyed in the U.S. and have settlement practices, such as delays, which may subject the International Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in these countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the U.S.

  Pricing. Portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the International Equity Fund does not compute its prices. As a result, the Fund's net asset value may be significantly affected by trading on days when Investors cannot make transactions.

  Investing in International Stocks. Like U.S. stock investments, common stock of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. In less well developed stock markets, such as those in some Asian and most Latin American, Eastern European and African countries, volatility may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, fund share prices. For this reason investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Equity Fund should not be relied upon as a complete investment program or used to play short-term swings in the stock or foreign exchange markets.

  The values of foreign fixed-income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the International Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by such countries although tax conventions between certain countries and the U.S. may reduce or eliminate such taxes. Any such taxes paid by the International Equity Fund will reduce the net income earned by it. State Street will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

  In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for Investors' redemptions of investments in the International Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Fund but before such funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund (such as brokerage commissions) will increase, which may adversely affect the Fund's overall performance. The International Equity Fund generally will hold its investments for an extended period of time, and the average annual rate of portfolio turnover is expected to be under 50%. It is difficult, however, to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Therefore, in any given year, the portfolio turnover rate may be substantially less or substantially more, than 50%. Portfolio turnover was 73.42% for 1996 and 3.51% for the period from September 5, 1995 to December 31, 1995. Such turnover reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of such registered investment company. See "Investment Advisor and Initial Investment in Registered Investment Companies" below.

  INVESTMENT ADVISOR AND INITIAL INVESTMENTS IN REGISTERED INVESTMENT COMPANIES. State Street expects to select Rowe Price-Fleming International, Inc. ("Price-Fleming") to be the Investment Advisor for the International Equity Fund to provide investment advice and arrange for the execution of purchases and sales of securities for the International Equity Fund, subject to the supervision and approval of State Street to accept or reject any recommended investment.

  State Street, however, upon the advice of Price-Fleming has determined that in order for the International Equity Fund to meet its investment objective, until a sufficient level of assets in the Fund is attained to provide for efficient investment of the Fund's assets, Price-Fleming's advice will be obtained by investing the funds directed by Investors into the International Equity Fund in the T. Rowe Price International Stock Fund (the "T. Rowe International Fund"), a registered investment company that is managed by Price-Fleming and that has substantially the same investment objectives as the International Equity Fund. As of December 31, 1996, $33.27 million in assets were invested in the Fund and such assets are invested in the T. Rowe International Fund. After a sufficient asset level is attained, which State Street currently expects to be approximately $75 to $100 million (an increase from an original estimate of $25 million) the International Equity Fund will be managed as a separate collective trust portfolio by State Street with the advice of Price-Fleming.

  State Street, however, will monitor the performance of the T. Rowe International Fund, in the light of the International Equity Fund's investment objectives, to determine whether the continued investment by the International Equity Fund in such registered investment company is appropriate. If State Street concludes that the investment objectives or performance of the T. Rowe International Fund are no longer consistent with those of the International Equity Fund, State Street may transfer a portion of or all the assets of the International Equity Fund to other registered investment companies or collective investment funds maintained by State Street that, in light of the investment objectives of the International Equity Fund, State Street deems to be more appropriate.

  It is anticipated that after a sufficient level of assets is reached, at State Street's discretion, funds may be withdrawn from the T. Rowe International Fund in such a manner as to not require the liquidation of portfolio securities by the T. Rowe International Fund, although there can be no assurance that this goal will be met. With the consent of Price-Fleming, all or part of the International Equity Fund's withdrawals may consist of portfolio securities valued at their current market value on the date of distribution, which would then become portfolio securities in the International Equity Fund. If a liquidation of the portfolio securities occurs, Price-Fleming will recommend securities that it believes reflect a representative sample of the T. Rowe International Fund's portfolio. State Street will have the authority to approve or disapprove of Price-Fleming's recommendations. For additional information with respect to the Investment Advisor, see "--Investment Advisors."

INVESTMENT PROHIBITIONS RELATING TO THE FUNDS

  None of the Funds will:

  . trade in foreign currency, except transactions incidental to the settlement of purchases or sales of securities for the Funds;

  . make an investment in order to exercise control or management over a company;

  . make short sales, unless the Funds have, by reason of ownership of other securities, the right to obtain securities of a kind and amount equivalent to the securities sold, which right will continue so long as a Fund is in a short position;

  . trade in commodities or commodity contracts, except options or futures contracts (including options on futures contracts) with respect to securities or securities indices for hedging purposes;

  . write uncovered options;

  . purchase real estate or mortgages, provided that the Funds may buy shares of real estate investment trusts listed on U.S. stock exchanges or reported on Nasdaq National Market if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

  . except for the initial investments by the Bond Fund and the International
    Equity Fund (see "--Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies" and "-- International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies"), invest in the securities of registered investment companies;

  . invest in oil, gas or mineral leases;

  . purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Fund, for redemption purposes; or

  . make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness and
    (ii) engaging in repurchase agreement transactions.

  State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, if that investment would cause (1) more than 5% of the portion of such Fund's net assets to be invested in warrants generally, or more than 2% of such net assets to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) other than Investment Contracts, more than 10% of the portion of such Fund's net assets to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase. State Street has also directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in an industry if that investment would cause more than 25% of the portion of such Fund's assets allocated to such Investment Advisor to be invested in that industry, determined at the time of purchase. In addition, State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in the securities of an issuer if that investment would cause more than 5% of the portion of the assets of such Fund allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase. Except as described under "--Derivative Instruments," State Street has no present intention of causing the Funds to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to Investors.

  Although none of the foregoing restrictions apply to the Initial Investment Vehicles (as defined below), each such Initial Investment Vehicle has restrictions that are set forth in its respective prospectus.

VALUATION OF UNITS

  An Investor's interest in a Fund is represented by the value of the Units credited to such Investor's account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund (except for the Stable Asset Return Fund, which is generally maintained at $1.00) is the quotient of (i) the amount allocated to the Fund divided by (ii) the Unit Value of such Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited by State Street. Once a number of Units has been credited to an Investor's account, this number will not vary because of any subsequent fluctuation in the Unit Value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund.

  Unit Values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit Value for each Fund is the value of all assets of the Fund, less all liabilities of such Fund, divided by the number of outstanding Units of such Fund. The value of each Fund is determined by State Street based on the market value of each Fund's portfolio of securities. The value of securities and other assets that do not have readily available market prices is determined in good faith by State Street. See "Stable Asset Return Fund--Valuation of Units" for information as to the valuation of Units in such Fund.

PERFORMANCE INFORMATION

  Except as described above with respect to a particular Fund, each Fund may, from time to time, report its performance in terms of the Fund's total return. A Fund's total return is determined based on historical results and is not intended to indicate future performance. A Fund's total return is computed by determining the average annual compounded rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. A recorded message providing current Unit Values for the Funds is available at (800) 348-2272.

USE OF DERIVATIVE INSTRUMENTS BY THE FUNDS

  FUNDS MANAGED DIRECTLY BY STATE STREET. The Funds will not engage, when managed as separate portfolios by State Street (with or without the assistance of Investment Advisors), in investments in derivative securities except as described in this paragraph. The Index Fund may engage in limited transactions in stock index futures and options as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items pending investment or to pay for redemption requests). In addition, the International Equity Fund and, to a lesser extent, the Balanced Fund, the Value Equity Fund, the Growth Equity Fund and the Aggressive Equity Fund may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph. In addition, the Balanced Fund may continue to hold current investments in the collateralized mortgage obligations ("CMOs") that are included in its portfolio and that may be considered to be derivative securities. However, no such additional investments may be made.

  All such Funds that may invest in securities denominated in foreign currencies may, when they enter into, and incidental to the settlement of, a contract for the purchase or sale of a security denominated in a foreign currency, enter into forward foreign currency exchange contracts to "lock in" the U.S. dollar price of the security. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. Dollar-denominated ADRs, which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers' stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

  FUNDS INVESTING IN REGISTERED INVESTMENT COMPANIES. While the assets of the Bond Fund are invested in the Total Return Fund or the Bond Index Fund (or in such other registered investment companies as State Street may select) (the "Initial Bond Fund Investment Vehicles"), investments by such registered investment companies will be subject to the derivatives policies adopted by such companies. Such policies are described in the prospectuses of such registered investment companies and are set forth herein as interpreted by State Street. Such registered investment companies may enter into interest rate, index and currency exchange rate swap agreements for purposes of attempting to obtain a particular desired investment objective at a lower cost than if the investment company had invested directly in an instrument that yielded that desired return and may utilize any of the strategies referred to below, and may use foreign currency exchange contracts to lock in the exchange rate for a purchased security in the manner described in the preceding paragraph. Separately, while the assets of the International Equity Fund are invested in the T. Rowe International Fund (or in such other registered investment companies as State Street may select) (together with the Initial Bond Fund Investment Vehicles, the "Initial Investment Vehicles"), the Initial Investment Vehicles may enter into contracts designed to increase or decrease their exposure to a particular currency, in an amount approximating the value of some or all of the portfolio securities denominated in such currency, if their managers believe that such currency may suffer or enjoy a substantial movement against another currency. The Initial Investment Vehicles may also invest in CMOs and other mortgage-related securities that may be considered to be derivative securities. The Initial Bond Investment Vehicles may effect short sales as part of their overall portfolio management strategies or to offset potential declines in value of long positions in similar securities as those sold short. To the extent that the Initial Bond Investment Vehicles engage in uncovered short sales, they will maintain asset coverage in the form of liquid assets in a segregated account. The T. Rowe International Fund may invest up to 10% of its total assets in "Hybrid Instruments." These instruments (a type of potentially high-risk derivative) can combine the characteristics of securities, futures, and options. For example, the principal amount, redemption, or conversion terms of a security could be related to the market price of some commodity, currency, or securities index. Such securities may bear interest or pay dividends at below market (or even relatively nominal) rates. Under certain conditions, the redemption value of such an investment could be zero.

  The Initial Investment Vehicles may purchase and write call and put options on securities, securities indices and on foreign currencies, and enter into futures contracts and use options on futures contracts, and may sell previously purchased options and futures contracts. The Initial Investment Vehicles also may enter into swap agreements with respect to foreign currencies, interest rates and securities indices. The Initial Investment Vehicles may use these techniques to hedge against changes in interest rates, foreign currency exchange rates or securities prices or as part of their overall investment strategies, and may also purchase and sell options relating to foreign currencies for purposes of increasing exposure to a foreign currency or to shift exposure to foreign currency fluctuations from one country's currency to another's.

  The purchase and writing of options involves certain risks. During the option period, a writer of a covered call option gives up, in return for the premium on the option, the opportunity to profit from a price increase in the underlying security above the exercise price but retains, as long as its obligations as a writer continues, the risk of loss should the price of the underlying security decline. The writer of an option traded on an option exchange in the United States has no control over the time when it may be required to fulfill the writer's obligation. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying securities at the exercise price. If a put or call option is not sold when it has remaining value, and if the market price of the underlying security, in the case of a put, remains equal to or greater than the exercise price or, in the case of a call, remains less than or equal to the exercise price, the investor will lose its entire investment in the option. Also, when a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. Furthermore, there can be no assurance that a liquid market will exist when an investor seeks to close out an option position. If trading restrictions or suspensions are imposed on the options markets, an investor may be unable to close out a position.

  Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect an investor's ability to terminate existing swap agreements or to realize amounts to be received under such agreements.

  There are several risks associated with the use of futures and futures options for hedging purposes. There can be no guarantee that there will be a correlation between price movements in the hedging vehicle and in the portfolio securities being hedged. An incorrect correlation could result in a loss on both the hedged securities and the hedging vehicle so that the portfolio return might have been greater had hedging not been attempted. There can be no assurance that a liquid market will exist at a time when an investor seeks to close out a futures contract or a futures option position. Most futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single day; once the daily limit has been reached on a particular contract, no trades may be made that day at a price beyond that limit. In addition, certain of these instruments are relatively new and without significant trading history. As a result, there is no assurance that an active secondary market will develop or continue to exist. Lack of a liquid market for any reason may prevent an investor from liquidating an unfavorable position even though the investor would remain obligated to meet margin requirements until the position is closed.

  The Initial Investment Vehicles may, if their managers believe that the currency of a particular foreign country may suffer or enjoy a substantial movement against another currency, enter into a forward contract to sell or buy the former foreign currency (or another currency that acts as a proxy for that currency). There can be no assurance, however, that this strategy will be successful as currency movement can be difficult to predict. There are certain markets where it is not possible to engage in effective foreign currency hedging. This may be true, for example, for the currencies of various Latin American countries and other emerging markets where the foreign exchange markets are not sufficiently developed to permit hedging activity to take place.

  Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as CMO residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate of principal payments (including prepayments) on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor's yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal.

INVESTMENT ADVISORS

  State Street has retained the services of various Investment Advisors to advise it with respect to its investment responsibility with respect to several Funds. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove upon consultation with ABRA an Investment Advisor at any time. State Street may also change at any time the allocation of assets among Investment Advisors to a single Fund, subject to consultation with ABRA.

  The Investment Advisors are:

  BARCLAY'S GLOBAL INVESTORS. Anticipated future advisor to the index portion of the Bond Fund, BGI is located at 45 Fremont Street, San Francisco, California 94105. As of January 2, 1996, Wells Fargo Nikko Investment Advisors became a part of BGI, an indirect subsidiary of Barclays PLC, one of the United Kingdom's largest companies and one of the world's foremost providers of financial services. BGI is responsible for managing or providing investment advice for assets aggregating in excess of $386 billion.

  CAPITAL GUARDIAN TRUST COMPANY. Advisor to the Growth Equity Fund and the Aggressive Equity Fund, Capital Guardian, a wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations, a number of personal clients and trustee services to certain retirement plans invested in the American Funds family of mutual funds. As of December 31, 1996, it had approximately $57 billion in assets under its management.

  COLUMBUS CIRCLE INVESTORS. Advisor to the Growth Equity Fund, Columbus Circle is a division of PIMCO Advisors, L.P., a Delaware limited partnership ("PIMCO Advisors"). See "Pacific Investment Management Company" below. Columbus Circle's principal place of business is Metro Center, One Station Place, Stamford, Connecticut 06902. As of December 31, 1996, Columbus Circle had approximately $14 billion of assets under management.

  LINCOLN CAPITAL MANAGEMENT COMPANY. Advisor to the Balanced Fund, Lincoln Capital is an Illinois sub-chapter S corporation. Its principal place of business is 200 South Wacker Drive, Chicago, Illinois 60606. As of December 31, 1996, Lincoln Capital had approximately $42 billion of assets under management.

  MILLER, ANDERSON & SHERRERD. Advisor to the Balanced Fund, Miller, Anderson & Sherrerd was established in 1969 and was acquired by Morgan Stanley Group on January 3, 1996. Its principal place of business is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 1996, Miller, Anderson & Sherrerd had approximately $41 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

  PACIFIC INVESTMENT MANAGEMENT COMPANY. Anticipated future advisor to the actively managed portion of the Bond Fund, PIMCO is an investment counseling firm founded in 1971, and currently has over $88 billion of assets under management. PIMCO is a subsidiary partnership of PIMCO Advisors. A majority interest in PIMCO Advisors is held by PIMCO Partners, G.P., a general partnership between Pacific Financial Asset Management Corporation, an indirect wholly owned subsidiary of Pacific Mutual Life Insurance Company, and PIMCO Partners, L.P., a limited partnership controlled by the PIMCO Managing Directors. PIMCO's address is 840 Newport Center Drive, Suite 360, Newport Beach, California 92660.

  RCM CAPITAL MANAGEMENT. Advisor to the Growth Equity Fund, RCM Capital is a Delaware limited liability company solely involved in asset management services. The firm is a wholly owned subsidiary of Dresdner Bank A.G. ("Dresdner"). Dresdner is an international banking organization. As the successor to the business and operations of RCM Capital Management, a California limited partnership, and its predecessors, RCM Capital was founded in 1970 and has been continuously registered with the Commission since 1972. RCM Limited L.P., a California limited partnership, is the managing agent of RCM Capital and has responsibility for making business and investment decisions for RCM Capital, subject to oversight by its Board of Managers. RCM General Corporation is the general partner of RCM

Limited L.P. and is owned solely by the 26 RCM Capital principals, all located in the firm's principal place of business at Suite 2900, Four Embarcadero Center, San Francisco, California 94111. RCM Capital is actively engaged in providing investment supervisory services to institutional and individual clients, and is registered under the Investment Advisers Act of 1940. As of December 31, 1996, RCM Capital had approximately $27 billion of assets under management.

  ROWE PRICE-FLEMING INTERNATIONAL, INC. Anticipated future advisor to the International Equity Fund, Price-Fleming was incorporated in Maryland in 1979 as a joint venture between T. Rowe Price Associates, Inc. ("T. Rowe Price") and Robert Fleming Holdings Ltd. ("Flemings"). T. Rowe Price was incorporated in Maryland in 1947 as a successor to the investment counselling business founded by the late Thomas Rowe Price, Jr., in 1937. Flemings is a diversified investment organization that participates in a global network of regional investment offices in New York, London, Zurich, Geneva, Tokyo, Hong Kong, Manila, Kuala Lumpur, Seoul, Taipei, Bombay, Jakarta, Singapore, Bangkok and Johannesberg. Flemings was incorporated in 1974 in the United Kingdom as successor to the business founded by Robert Fleming in 1873. As of December 31, 1996, Price-Flemming managed more than $29 billion of assets. The common stock of Price-Fleming is 50% owned by a wholly-owned subsidiary of T. Rowe Price, 25% by a subsidiary of Flemings and 25% by a subsidiary of Jardine Fleming Group Limited ("Jardine Fleming"). Half of Jardine Fleming is owned indirectly by Flemings and half is indirectly owned by Jardine Matheson Holdings Limited. Price-Fleming's U.S. office is located at 100 E. Pratt Street, Baltimore, Maryland 21202.

  SANFORD C. BERNSTEIN & CO., INC. Advisor to the Value Equity Fund, Sanford Bernstein was founded in 1967. As of December 31, 1996, the firm had approximately $51 billion in domestic, global and international equity, balanced and fixed-income accounts for pension funds, endowments, trusts, foundations, insurance companies, individuals and families. Independent and staff owned, with 141 employees currently sharing in the profits, the firm has a staff of 985, including 361 investment professionals.

  SIT INVESTMENT ASSOCIATES, INC. Advisor to the Aggressive Equity Fund, Sit Associates is a Minnesota corporation formed in 1981. Its principal place of business is 4600 Norwest Center, 90 South Seventh Street, Minneapolis, Minnesota 55402. Sit Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. As of December 31, 1995, Sit Associates had over $5.3 billion of assets under management. Eugene C. Sit is the controlling shareholder of Sit Associates.

  Recommendations to buy and sell securities for the Funds are made by each Investment Advisor in accordance with investment policies and restrictions of the Funds and subject to the supervision of State Street. Investment recommendations for the Funds are made independently from those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when the same investment recommendation is made for more than one client's account. It is the practice of each Investment Advisor to allocate such purchases or sales to be executed in connection with such recommendations insofar as feasible among its several clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making such allocations are the relative investment objectives of the clients, the relative size of the portfolio holdings of the same or comparable securities and the then availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of its clients are engaged in the simultaneous sale or purchase of securities, transactions are allocated as to amount in accordance with formulae deemed to be equitable as to each client. There may be circumstances when purchases or sales of portfolio securities for one or more clients will have an adverse effect on other clients.

  Transactions on stock exchanges on behalf of the Funds involve the payment of negotiated brokerage commissions. There is generally no stated commission in the case of securities traded in the over-the-counter markets, but the price of those securities includes an undisclosed commission or mark-up. The cost of securities purchased from underwriters includes an underwriting commission or concession, and the prices at which securities are purchased from and sold to dealers include a dealer's mark-up or mark-down.

  In executing portfolio transactions, the Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act of 1934, provided to the Funds, viewed in terms of either that particular transaction or the broker or dealer's overall responsibilities to the Fund.

  State Street will periodically review the brokerage commissions paid by the Funds to determine if the commissions paid over representative periods of time were reasonable in relation to the benefits inuring to each Fund. It is possible that certain of the services received from a broker or dealer in connection with the execution of transactions will primarily benefit one or more other accounts for which the Investment Advisor exercises discretion, or a Fund other than that for which the transaction was executed. Conversely, any given Fund may be the primary beneficiary of the service received as a result of portfolio transactions effected for such other accounts or Funds. The fees of the Investment Advisors are not reduced by reason of receipt of such brokerage and research services.

STRUCTURED PORTFOLIO SERVICE

  INVESTMENT OBJECTIVE. The Structured Portfolio Service provides investment diversification by utilizing the Funds available to the Program. The Conservative, Moderate and Aggressive portfolios offer Investors three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an Investor's tolerance for investment risk. THERE CAN BE NO ASSURANCE THAT THE STRUCTURED PORTFOLIO SERVICE WILL ACHIEVE ITS INVESTMENT OBJECTIVE. The portfolios utilize seven of the Program's Funds: the Stable Asset Return Fund, the Bond Fund, the Value Equity Fund, the Growth Equity Fund, the Index Fund, the Aggressive Equity Fund and the International Equity Fund. For information regarding the investment objectives, guidelines and restrictions of each of the above Funds, refer to the description of such Funds herein.

  STRATEGY. While there can be no guarantee, the overall volatility of the three portfolios may be reduced by spreading investments over several types of assets. However, the volatility of the Aggressive Portfolio may be greater than that of the other two portfolios. As prices of stocks and bonds may respond differently to changes in economic conditions and interest rate levels, a rise in bond prices, for example, could help offset a fall in stock prices. Money market securities, which are held in varying percentages by all the Funds, have a stabilizing influence in comparison to stocks since their price fluctuations are expected to be small. In addition, the income provided by bonds and money market securities is expected to contribute positively to a portfolio's total return, cushioning the impact of price declines or enhancing the effect of price increases.

  The Conservative Portfolio emphasizes shorter-term and fixed-income securities and is intended for Investors with lower risk tolerance who seek returns based primarily on higher current investment income. Funds in the Conservative Portfolio are allocated as follows:

     Stable Asset Return Fund...............................................  30%
     Intermediate Bond Fund.................................................  35%
     Value Equity Fund......................................................   7%
     Growth Equity Fund.....................................................   7%
     Index Equity Fund......................................................  14%
     International Equity Fund..............................................   7%

  The Moderate Portfolio takes a more balanced approach (in comparison to the Conservative Portfolio) and is intended for Investors who seek returns based upon relatively stable investment income but who also desire an increased potential for growth. Its investments are allocated as follows:

     Stable Asset Return Fund...............................................  10%
     Intermediate Bond Fund.................................................  30%
     Value Equity Fund......................................................  11%
     Growth Equity Fund.....................................................  11%
     Index Equity Fund......................................................  23%
     International Equity Fund..............................................  15%

  The Aggressive Portfolio emphasizes stocks and is intended for Investors who have a higher degree of risk tolerance and seek capital appreciation. Its investments are allocated as follows:

     Intermediate Bond Fund.................................................  15%
     Value Equity Fund......................................................  15%
     Growth Equity Fund.....................................................  15%
     Index Equity Fund......................................................  30%
     Aggressive Equity Fund.................................................   5%
     International Equity Fund..............................................  20%

  Allocations of Investor funds to the portfolios of the Structured Portfolio Service are readjusted by State Street on the first Business Day of each month to maintain the percentage allocations indicated above.

  CERTAIN RISK FACTORS. For information and risk factors associated with each of the Funds utilized in the Structured Portfolio Service, refer to the description of each particular Fund.

  VALUATION OF INVESTOR'S INTEREST. Investor's Units in the portfolios of the Structured Portfolio Service are valued based upon the collective values of the Units of the included Funds credited to such Investor's account in the Structured Portfolio Service.

  LIQUIDITY AND TRANSFERS. Transfers to or from any of the three portfolios may be made on any Business Day.

  PERFORMANCE INFORMATION. The Structured Portfolio Service may, from time to time, report the value of a Unit in each of the portfolios. Such value will be determined based on historical results and will not be intended to indicate future performance. A recorded message providing current values for an Investor's Units in each portfolio in the Structured Portfolio Service is available at (800) 348-2272.

SELF-MANAGED ACCOUNTS

  As an additional Investment Option under the Program, State Street makes available to Employers, Plan trustees and to Participants whose Employers elect to make such option available to them, a Self-Managed Account. Self-Managed Accounts are not included in the Collective Trust and are not registered under the Securities Act and are described in herein for information purposes only.

  PLANS ELIGIBLE TO ESTABLISH A SELF-MANAGED ACCOUNT. The Self-Managed Account is available as an Investment Option for Participants in Individual Master Plans established under the ABA Retirement Plan and for Employers of Individual Master Plans established under the ABA Defined Benefit Plan, provided that the Employer has designated the Self-Managed Account as an Investment Option for its Plan by executing a Self-Managed Account Employer Enrollment Form. Additionally, the Self-Managed Account is available as an Investment Option for Participants, Employers and Plan trustees of Individually Designed Plans for which State Street provides individual recordkeeping services, provided that the Employer/Plan trustee has designated the Self-Managed Account as an Investment Option for its Plan. Employers/Plan trustees may elect to make the Self-Managed Account available as an Investment Option for their respective Plans by executing a Self-Managed Account Employer Enrollment Form. The Self-Managed Account is not available as an Investment Option for Individually Designed Plans for which State Street provides aggregate recordkeeping services.

  PARTICIPANTS, EMPLOYERS AND PLAN TRUSTEES ELIGIBLE TO ESTABLISH A SELF-MANAGED ACCOUNT. The Self-Managed Account offers investment flexibility by permitting an Eligible Investor who is a Participant (in the case of a Plan where an Employer has elected to make such an option available to Participants), an Employer (in the case of a defined benefit plan for which State Street does not provide individual recordkeeping services) or a Plan trustee (in the case of certain Individually Designed Plans) to build an investment portfolio that is a product of the Eligible Investor's own investment decisions. Under this Investment Option, an Eligible Investor may transfer a portion of the amount of such Eligible Investor's respective account or Plan balance to a Self-Managed Account for the purchase, at the Eligible Investor's discretion, of a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds.

  CONTRIBUTIONS, WITHDRAWALS, TRANSFERS AND DISTRIBUTIONS. Contributions may not be made directly to a Self-Managed Account; all contributions first must be allocated to one or more of the other Investment Options in the Collective Trust and then transferred to the Self-Managed Account. In-service withdrawals, loans and benefit distributions from an Eligible Investor's contribution accounts are not permitted directly from a Self-Managed Account; assets first must be transferred from the Self-Managed Account to one or more of the other Investment Options prior to arranging for such a withdrawal or loan. Transfers to or from a Self-Managed Account may be effected by calling
(800) 348-2272 or by providing to State Street a Request to Transfer Between Investment Options form. Similarly, withdrawals from an Individual Master Plan established under the ABA Defined Benefit Plan are not permitted from the Self-Managed Account for purposes of benefit distributions, and assets must first be transferred from the Self-Managed Account to one or more of the other Investment Options prior to arranging for benefit distributions.

  Notwithstanding the foregoing, an Eligible Investor who is a participant of the ABA Retirement Plan may arrange for an in-kind distribution of securities held in the Participant's Self-Managed Account upon the Participant's retirement, disability, death or termination of employment, as authorized by the Employer and subject to rules and procedures established from time to time by State Street. In-kind distributions from an Employer's Self-Managed Account relating to a Plan established under the ABA Defined Benefit Plan are not available other than upon withdrawal of such Employer's Plan from the Program. In-kind distributions from an Eligible Investor's Self-Managed Account relating to an Individually Designed Plan are governed by the terms of the individual plan document.

  All transfers from a Self-Managed Account to any other Investment Option must be made pro-rata based on the allocation in each of the Participant's contribution accounts in the Self-Managed Account.

  PERMISSIBLE INVESTMENTS. An Eligible Investor may invest through the Self-Managed Account in a wide variety of publicly traded debt and equity securities, including U.S. Government Obligations, corporate bonds, and equity securities listed on the New York Stock Exchange, American Stock Exchange or many regional exchanges, or included for quotation on the Nasdaq National Market. In addition, an Eligible Investor may invest through a Self-Managed Account in shares of many mutual funds. A State Street Brokerage representative will tell you whether investment in a particular mutual fund is available under the Self-Managed Account.

  The following investments cannot be made by the Self-Managed Account:

  . tax-exempt mutual funds and unit investment trusts

  . tax-exempt bonds

  . options, futures and commodity contracts

  . private limited partnerships

  . foreign securities, except exchange-listed ADRs

  . commercial paper

  . bank investments (including certificates of deposit, treasury deposits, bankers acceptances and bank investment contracts)

  . insurance investments or insurance investment funds

  . physical assets (such as coins, art, jewelry, and similar property)

  INVESTMENT THROUGH THE SELF-MANAGED ACCOUNT. To execute a purchase or a sale of securities in a Self-Managed Account, an Eligible Investor or his/her authorized Investment Manager should call State Street Brokerage and speak with a State Street Brokerage representative at (800) 892-4514. Orders for the purchase of securities of a specific dollar amount or share amount are permissible provided the value of the order is less than or equal to the available funds in the Self-Managed Account. All instructions will be provided to the State Street Brokerage representative by telephone and all conversations will be recorded. Market orders, buy-limit day orders and sell-limit day orders are permitted. However, the following transactions are prohibited:

  . purchases on margin

  . short sales

  The Eligible Investor establishing and directing the investment of the Self-Managed Account has responsibility for all investment decisions relating to the purchase or sale of securities through a Self-Managed Account. Neither State Street nor State Street Brokerage, nor any representative of State Street or State Street Brokerage may offer investment advice to the Eligible Investor.

  Cash held in the Self-Managed Account of an Eligible Investor that is derived from any sales for the account, or from dividends or interest received with respect to securities (except for mutual fund shares) held in the account will be deposited at the end of each Business Day in a money market fund (the "Sweep Account"). The Sweep Account will be the SSgA Money Market Fund. Other short-term investment funds may be made available as a Sweep Account as disclosed from time to time to the Employer by State Street. Dividends and interest earned from mutual fund shares will be reinvested in the respective mutual fund generating such income unless prohibited by the fund. In the case of transfers from other Investment Options to the Self-Managed Account, cash will be transferred to the Sweep Account. Cash deposited in the Sweep Account will remain invested therein unless and until otherwise directed by the Eligible Investor. The Eligible Investor establishing and directing the investment of the Self-Managed Account must provide specific directions pursuant to normal procedures to transfer some or all of the amount held in the Sweep Account to other investments in the Self-Managed Account or to any other Investment Option. Assets held in the Sweep Account may be expected to yield a money market rate of return.

INSURANCE INVESTMENT CONTRACTS

  Whenever made available by State Street, Investors may allocate assets to Insurance Investment Contracts issued by insurance companies pursuant to which the insurance company agrees to pay to the purchaser, upon the maturity of the Insurance Investment Contract, the principal amount of the Insurance Investment Contract plus interest accrued during the term of the Insurance Investment Contract. The Insurance Investment Contracts are not registered under the Securities Act and are described herein for information purposes only.

  If available, State Street will select one or more insurance companies to issue Insurance Investment Contracts to the ABA Members Trusts on behalf of Investors that elect to invest in such Insurance Investment Contracts during a designated investment period (the "Investment Period"). Each Investor that elects to invest in an Insurance Investment Contract during the Investment Period will be credited with a pro rata share of each Insurance Investment Contract (of equal maturity) issued under the Program at the end of such Investment Period.

  Interest on each Insurance Investment Contract accrues for the full term of the Insurance Investment Contract at the fixed rate in effect on the Business Day the assets are credited to the Insurance Investment Contract. The interest rates for Insurance Investment Contracts are expressed as effective annual rates, reflecting daily compounding, but before deduction of fees and expenses, which vary in relation to aggregate Program assets. See "-- Deductions and Fees." The insurance company issuing each Insurance Investment Contract will be obligated to repay the amount of all contributions by Investors and the interest credited thereon. At the time an Insurance Investment Contract is purchased, the issuing insurance company will be rated in either of the two highest rating categories by at least two NRSROs, at least one of which must be Moody's or S&P. No federal agency or insurance fund guarantees repayment of principal and interest on Insurance Investment Contracts upon the default of the issuing insurance company.

  New Insurance Investment Contract rates are established prior to each Investment Period and are available for the entire Investment Period. Interest accrues from the day after a contribution is credited, or an amount is transferred from another Investment Option, through the maturity date of the Insurance Investment Contract. At maturity, the amount accumulated will automatically be transferred to the Stable Asset Return Fund or such other Fund as is designated by the Employer in the participation agreement or by notice, unless the Investor provides other instructions. The identity of the Insurance Investment Contract issuers for the current Investment Period and current Insurance Investment Contract rates may be obtained by calling (800) 348-2272.

  An Insurance Investment Contract is a general obligation of an insurance company. Therefore, the financial risk associated with the interests in Insurance Investment Contracts held by an Investor depends on the ongoing financial condition of the insurance company or companies that issued Insurance Investment Contracts. Although the Insurance Investment Contracts available under the Program are issued by highly rated insurance companies, the financial condition of the issuers may vary during the life of the Insurance Investment Contracts and assets generally may not be withdrawn prior to maturity.

  TRANSFERS. Transfers may not be made from one Insurance Investment Contract prior to maturity to another or from an Insurance Investment Contract to another Investment Option.

  Assets invested in an Insurance Investment Contract generally may not be withdrawn from the Insurance Investment Contract at the time the Plan under which the Insurance Investment Contract investment was made ceases to participate in the Program. In such a case, an Investor's interest in an Insurance Investment Contract will continue to be held by State Street as custodian on behalf of the Plan until the Insurance Investment Contract matures or the assets invested in the Insurance Investment Contract are withdrawn pursuant to a permitted withdrawal. See "Withdrawal" below. State Street will receive a fee from the Plan for administrative services it provides in connection with the custody of any such Insurance Investment Contract.

  WITHDRAWALS. Withdrawals from an Insurance Investment Contract generally are not permitted prior to maturity. However, assets may be withdrawn from an Insurance Investment Contract prior to its maturity if benefit payments are to be made from the Plan because of one of the following events:

  . the Participant terminates employment with the Employer, including retirement;

  . the Participant becomes disabled (as defined in the Plan);

  . the Participant attains age 70 1/2; or

  . the Participant dies.

  MATURING INSURANCE INVESTMENT CONTRACTS. An Investor may allocate the assets of maturing Insurance Investment Contracts among Investment Options by providing State Street with a Change of Investment Allocation form. An Investor may also provide allocation instructions to a customer service representative by calling (800) 348-2272. The Change of Investor Allocation form must be received by State Street from the Employer. The maturity date of each Insurance Investment Contract of an Investor is reported on the quarterly maturity schedule. An Investor may allocate the assets of maturing Insurance Investment Contracts in whole percentages or whole dollar amounts among any number of Investment Options and may allocate the assets of Insurance Investment Contracts attributable to employer contributions in different percentages than the assets of Insurance Investment Contracts attributable to employee contributions. Allocation instructions remain in effect for all Insurance Investment Contracts that mature before State Street receives new allocation instructions related to maturing Insurance Investment Contracts. State Street must receive allocation instructions with respect to a maturing Insurance Investment Contract before the maturity date of the Insurance Investment Contract in order for it to be effective for that particular Insurance Investment Contract. If an Investor allocates a maturing Insurance Investment Contract to a new Insurance Investment Contract, if available, the new Insurance Investment Contract rate will be the rate available on the date the original Insurance Investment Contract matures. If an Investor does not provide allocation instructions with respect to a maturing Insurance Investment Contract, amounts released upon the maturity of the Insurance Investment Contract will be allocated to the Stable Asset Return Fund or such other Fund as may be designated by the Employer in the participation agreement or by notice. An Investor may then transfer these amounts to any Investment Option.

EQUITABLE REAL ESTATE ACCOUNT

  Interests in the Equitable Real Estate Account are not registered under the Securities Act and are described herein for information purposes only.

  Certain assets contributed to the Program prior to January 1, 1992 are held by Equitable Life in the Equitable Real Estate Account. Such assets will remain invested in this account until they are transferred to another Investment Option available under the Program. Restrictions apply to withdrawals and transfers from the Equitable Real Estate Account that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers or contributions to the Equitable Real Estate Account are permitted.

  State Street has no control over the management of assets held by Equitable Life and is not responsible for the investment of such assets or Equitable Life's performance of its obligations under the Program with respect to such assets. State Street, however, maintains the recordkeeping on the sale of such account and provides notice to Investors, when appropriate. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street.

CONTRIBUTIONS TO THE INVESTMENT OPTIONS

  Contributions may be allocated to the Funds or to any of the portfolios of the Structured Portfolio Service on a daily basis and are credited on the day of receipt if accompanied or preceded by proper allocation instructions. Such contributions are used to purchase Units of the Funds and the portfolios of the Structured Portfolio Service based on the relevant per Unit net asset value of each Fund or the portfolios of the Structured Portfolio Service, as applicable. Contributions may not be allocated directly to the Self-Managed Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Account.

TRANSFERS AMONG INVESTMENT OPTIONS

  Transfers may be made among the Funds, the Structured Portfolio Service and Self-Managed Accounts generally on a daily basis based on the relevant per Unit net asset value of each Fund or each portfolio of the Structured Portfolio Service, as applicable. Amounts invested in an Insurance Investment Contract may not be transferred from an Insurance Investment Contract to any of the other Investment Options prior to the maturity date of the Insurance Investment Contract. No transfers may be made to the Equitable Real Estate Account. There is no charge for transfers.

BENEFITS AND DISTRIBUTIONS

  A Participant's eligibility for benefits depends on the terms of the applicable Plan. For information regarding the terms of an Individually Designed Plan, a Participant should contact his or her Employer.

  Under the ABA Members Plans, Participants are generally eligible for vested benefits upon retirement, disability, death or termination of employment. If an eligible Participant's vested benefit is $3,500 or less, the Participant will receive a lump sum distribution. Otherwise, the Participant may either choose to leave the assets invested under the Program or request a distribution of benefits. A Participant eligible to receive a distribution will generally receive a distribution in the form of a Qualified Joint and Survivor Annuity if the Participant is married and a Life Annuity if the Participant is single. With the written consent of the Participant's spouse, the Participant may request a lump sum payment or periodic installment payments from the Program, or may choose among other types of annuities that are available through the Program. A Participant with assets allocated to a Self-Managed Account may be eligible to elect an in-kind distribution of assets held in such Self-Managed Account, in accordance with the rules established by State Street. All annuity forms of payment are subject to certain additional administrative charges. Notwithstanding the foregoing, an Employer that adopts the ABA Retirement Plan may elect in the participation agreement not to have annuity forms of payment under the Plan, in which case Participants eligible to receive a distribution in excess of $3,500 from such a profit sharing plan may request only a lump sum payment or periodic installment payments. Payments for any distribution from a Participant's account are made by check to a Participant, as directed. The taxable portion of lump sum payments and certain installment payments from the ABA Members Plans may be directly rolled over to an individual retirement account established on the Participant's behalf, or to another employer's qualified retirement plan, the terms of which accept direct rollover contributions.

  Depending on the terms of the Plan, the type of contribution under a Plan and the age of the Participant, withdrawals from a Participant's account balance in an ABA Retirement Plan may be permitted prior to retirement, disability, death or termination of employment. Under certain circumstances, a Participant may be permitted to borrow a portion of the Participant's account balance in an ABA Retirement Plan.

ADDITIONAL INFORMATION

  Persons who are already Employers or Investors may obtain administrative and investment allocation and transfer forms or additional information by calling State Street at (800) 348-2272 between 9:00 a.m. and 8:00 p.m. Eastern time or by writing to State Street Bank and Trust Company, P.O. Box 9109, Boston, Massachusetts 02209-9109. Participants may also obtain such forms from their Employers.

  For information regarding enrollment in the Program, Eligible Employers may call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-9109.

  A recorded message providing current account information can be obtained by calling State Street at (800) 348-2272.

                              ADOPTION OF PROGRAM

  Eligible Employers who elect to participate in the Program may do so either through their own Individually Designed Plans or by adopting one or both of two ABA Members Plans sponsored by ABRA. The ABA Members Plans are master plans designed to allow Eligible Employers to establish and maintain Individual Master Plans that are qualified under section 401(a) of the Internal Revenue Code.

  Under the ABA Retirement Plan, an Eligible Employer may adopt a profit sharing plan, a money purchase pension plan or a target benefit plan. The available forms of the ABA Members Plans have been determined by the IRS to be qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees.

  To adopt either the ABA Defined Benefit Plan or the ABA Retirement Plan, an Eligible Employer must complete and execute a participation agreement. The participation agreement contains the basic features that must be considered in designing an appropriate Individual Master Plan under the Program and effects the Eligible Employer's adoption of the Master Trust to hold assets of the Individual Master Plan. State Street's retirement program specialists will assist Eligible Employers in the preparation of a participation agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers should consult with their tax advisor prior to executing a participation agreement. Depending on the form of participation agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be necessary to apply to the IRS for a determination of the qualified status of the Individual Master Plan as adopted by the Eligible Employer.

  An Eligible Employer that maintains an Individually Designed Plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the Investment Options available under the Program by causing a participation agreement for the Pooled Trust to be executed by the trustee of the Individually Designed Plan. Such trustee must demonstrate to State Street that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related Individually Designed Plan is qualified under section 401(a) of the Internal Revenue Code. State Street's retirement program specialists will assist in preparation of a participation agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers and the trustees of an Individually Designed Plan should consult with their tax advisor prior to executing a participation agreement.

  For copies of the appropriate participation agreements and further information concerning the steps to be taken to adopt the Program, call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.

                                 STATE STREET

  State Street provides certain administrative and recordkeeping services required by the Program. As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street also acts as the sole trustee of each of the ABA Members Trusts, and at certain times arranges to make available Insurance Investment Contracts as Investment Options under the Program.

  State Street's principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Boston Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ending December 31, 1996, State Street and its affiliates had a total risk-based capital ratio of 13.6%, which is far in excess of applicable regulatory requirements. As of December 31, 1996, State Street together with its affiliates had over $2.9 trillion of assets in trust or under custody and had over $292 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

                      AMERICAN BAR RETIREMENT ASSOCIATION

  ABRA is an Illinois not-for-profit corporation organized by the ABA to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or certain affiliated organizations. The Program is a comprehensive retirement program that provides employers who adopt the Program with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As sponsor of the Program, ABRA is responsible for the design of the Program, the maintenance of the ABA Members Plans and the ABA Members Trusts, and the designation of investment options to be made available under the Program. Pursuant to an agreement between ABRA and State Street, as of January 1, 1992, ABRA has engaged State Street to provide administrative and investment services and to make the Investment Options available under the Program for a seven-year term. ABRA may terminate its agreement with State Street prior to the end of its term in certain circumstances, including failure by State Street to satisfy certain service standards or standards regarding its financial condition. ABRA has also appointed State Street as trustee of each of the ABA Members Trusts.


                              DEDUCTIONS AND FEES

  Under the Program, certain fees are determined based upon a fixed percentage of all assets in the Program or all assets in specified Investment Options. Except as described below with respect to the Structured Portfolio Service fee, these fees are charged to the appropriate Investment Option and paid as an operating expense thereof. Other fees are charged at a fixed dollar amount on a per-Participant, per-Plan, or per-transaction basis and are paid by the Employer or the Participant, as the case may be, through the withdrawal of assets from the Program. Such withdrawals for the purpose of paying fixed dollar fees are made in accordance with the following sequence (the "Withdrawal Sequence"): first, from the Stable Asset Return Fund, next from the Bond Fund, next from the Index Fund, next from the Value Equity Fund, next from the Growth Equity Fund, next from the Balanced Fund, next from the Aggressive Equity Fund, next from the International Equity Fund, next from the Structured Portfolio Service, next from Insurance Investment Contracts (with amounts being deducted first from the most recently purchased Insurance Investment Contract), and finally from the Self-Managed Account.

  State Street Brokerage is authorized to cause securities or other assets in the Self-Managed Account to be sold or redeemed to satisfy any charges, deductions or fees due from an Eligible Investor's Self-Managed Account which may be necessary or for which the assets in the Eligible Investor's Base Plan are insufficient. Such sales or redemptions are made first from the Eligible Investor's balance in the Sweep Account, if any, and then by sales or redemption of securities most recently purchased by the Eligible Investor's Self-Managed Account. The fees described below may be changed at any time upon the mutual consent of State Street and ABRA.

PROGRAM EXPENSE FEE

  A fee is paid to State Street and ABRA based upon the combined value of Program assets in the Investment Options (including the Self-Managed Account) and the Equitable Real Estate Account. In all instances, the fee is accrued daily and paid monthly. For all Investment Options other than the Self-Managed Account, the fee is paid directly from the assets of the Funds or as a deduction from amounts accruing on the Insurance Investment Contracts and the Equitable Real Estate Account. With respect to the Self-Managed Account, the program expense fee is paid from the Investment Options in accordance with the Withdrawal Sequence.

  Benefit payments under the Program generally are made by check. Within five Business Days before the check is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street. There is no separate fee charged for benefit payments; rather, State Street retains any earnings attributable to outstanding benefit checks and this has been taken into account in setting State Street's fees under the Program.

  All fees are determined at the following annual rates:

                                VALUE OF                              RATE FOR
                             PROGRAM ASSETS                         STATE STREET
                             --------------                         ------------
     First $500 million............................................     .564%
     Next $850 million.............................................     .40
     Next $1.15 billion............................................     .25
     Next $1.5 billion.............................................     .175
     Over $4.0 billion.............................................     .15
                                VALUE OF                                RATE
                             PROGRAM ASSETS                           FOR ABRA
                             --------------                         ------------
     First $500 million............................................     .075%
     Next $850 million.............................................     .065
     Next $1.15 billion............................................     .035
     Next $1.5 billion.............................................     .025
     Over $4.0 billion.............................................     .015

TRUSTEE, MANAGEMENT AND ADMINISTRATION FEES

  A fee is paid to State Street for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds or as a deduction from amounts accruing on Insurance Investment Contracts. Such trustee, management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds. Fees are payable at the following annual rates:

                      VALUE OF ASSETS IN BALANCED FUND,
                   VALUE EQUITY FUND, GROWTH EQUITY FUND,
                         AGGRESSIVE EQUITY FUND AND
                          INTERNATIONAL EQUITY FUND                      RATE
                   --------------------------------------                ----
     First $500 million................................................. .10 %
     Next $500 million.................................................. .075
     Over $1.0 billion.................................................. .05
                               VALUE OF ASSETS
                               IN STABLE ASSET
                                RETURN FUND*                             RATE
                               ---------------                           ----
     First $750 million................................................. .20 %
     Next $250 million.................................................. .10
     Over $1.0 billion.................................................. .075
                               VALUE OF ASSETS
                                IN BOND FUND                             RATE
                               ---------------                           ----
     First $500 million................................................. .10 %
     Next $500 million.................................................. .075
     Over $1.0 billion.................................................. .05
                               VALUE OF ASSETS
                                IN INDEX FUND                            RATE
                               ---------------                           ----
     First $50 million.................................................. .20 %
     Over $50 million................................................... .13
                               VALUE OF ASSETS
                                IN INSURANCE
                            INVESTMENT CONTRACTS*                        RATE
                            ---------------------                        ----
     First $500 million................................................. .20 %
     Next $1.0 billion.................................................. .10
     Over $1.5 billion.................................................. .075

--------
* For the purpose of determining the management fees charged to assets invested in the Stable Asset Return Fund and administrative fees charged to assets invested in Insurance Investment Contracts, the amount of the assets held in these two Investment Options is aggregated.

STRUCTURED PORTFOLIO SERVICE FEES

  Assets allocated to portfolios of the Structured Portfolio Service will be subject to an annual service fee of .10% for the first $100 million and .05% over $100 million of the aggregate assets allocated to any of the portfolios in the Structured Portfolio Service. There are no other fees directly attributable to the Structured Portfolio Service. However, the Funds in which the portfolios of the Structured Portfolio Service will be invested will bear the Program Fees and the Trustee, Management and Administrative Fees described above, as well as the Investment Advisor Fees, as applicable, described below.

  The annual service fee is charged directly to the Structured Portfolio Service as an expense thereof. The fee is accrued daily and paid monthly from the assets of the portfolios in the Structured Portfolio Service.

SELF-MANAGED ACCOUNT FEES

  Transaction fees for the purchase or sale of securities for the account of an Eligible Investor are charged in accordance with the schedule of rates communicated from time to time to Eligible Investors with Self-Managed Accounts. Additionally, assets invested through a Self-Managed Account are subject to the Program expense fee, which is currently .423%. The Program Expense Fee allocable to the Self-Managed Account will not be deducted or charged against the Self-Managed Account. Instead, the program expense fee for the Self-Managed Account will be paid from the Investment Options in accordance with the Withdrawal Sequence or paid by the Employer if so elected.

INVESTMENT ADVISOR FEE

  A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from the assets of the Funds.

                             VALUE OF ASSETS IN
                       BOND FUND ALLOCATED TO PIMCO*                    RATE
                       -----------------------------                    -----
     First $25 million................................................. .50  %
     Next $25 million.................................................. .375
     Over $50 million.................................................. .25
                        VALUE OF ASSETS IN BOND FUND
                             ALLOCATED TO BGI*                          RATE
                        ----------------------------                    -----
     First $.5 million................................................. .60  %
     Next $1.5 million................................................. .40
     Next $48 million.................................................. .10
     Next $25 million.................................................. .06
     Over $75 million.................................................. .04

--------
* During the time that the assets of the Bond Fund and the International Equity Fund are invested in shares of registered investment companies, no separate investment advisory fees will be paid by the applicable Funds. Such Funds, however, will indirectly bear their proportionate share of the investment advisory fees and annual operating expenses payable by such registered investment companies. In the most recent periods for which information is available, the Total Return Fund paid total asset management and administration fees of .43%, the Bond Index Fund paid total asset management and administration fees of .23% and the T. Rowe International Fund paid total asset management and administration fees of .88%. Such fees vary with the amount of assets held in such registered investment companies and as a result of changes in the underlying fee structure of such investment companies. However, Program Fees and Trustee, Management and Administrative Fees are paid during the time that the Funds are invested in such registered investment companies.

                             VALUE OF ASSETS IN
                           BALANCED FUND ALLOCATED
                             TO LINCOLN CAPITAL                          RATE
                           -----------------------                       -----
     First $20 million.................................................. .4675%
     Next $130 million.................................................. .35
     Next $350 million.................................................. .25
     Next $500 million.................................................. .20
     Over $1000 million................................................. .15

                              VALUE OF ASSETS IN
                          BALANCED FUND ALLOCATED TO
                         MILLER, ANDERSON & SHERRERD                      RATE
                         ---------------------------                      -----
     First $25 million................................................... .60  %
     Next $25 million.................................................... .40
     Next $50 million.................................................... .375
     Next $100 million................................................... .25
     Over $200 million................................................... .20
                           VALUE OF ASSETS IN VALUE
                                 EQUITY FUND
                                 ALLOCATED TO
                              SANFORD BERNSTEIN                           RATE
                           ------------------------                       -----
     First $10 million................................................... .50  %
     Next $10 million.................................................... .40
     Next $30 million.................................................... .35
     Next $50 million.................................................... .30
     Next $50 million.................................................... .25
     Next $50 million.................................................... .225
     Next $50 million.................................................... .20
     Next $50 million.................................................... .175
     Over $300 million................................................... .15
                              VALUE OF ASSETS IN
                              GROWTH EQUITY FUND
                         ALLOCATED TO COLUMBUS CIRCLE                     RATE
                         ----------------------------                     -----
     First $50 million................................................... .50  %
     Next $50 million.................................................... .40
     Over $100 million................................................... .30
                              VALUE OF ASSETS IN
                             GROWTH EQUITY  FUND
                           ALLOCATED TO RCM CAPITAL                       RATE
                           ------------------------                       -----
     First $10 million................................................... .70  %
     Next $10 million.................................................... .60
     Next $20 million.................................................... .50
     Next $20 million.................................................... .35
     Next $40 million.................................................... .30
     Over $100 million................................................... .25

                              VALUE OF ASSETS IN
                            GROWTH EQUITY FUND AND
                            AGGRESSIVE EQUITY FUND
                        ALLOCATED TO CAPITAL GUARDIAN                     RATE
                        -----------------------------                     -----
     First $20 million................................................... .50  %
     Next $30 million.................................................... .35
     Over $50 million.................................................... .225

                            VALUE OF ASSETS IN
                          AGGRESSIVE EQUITY FUND
                        ALLOCATED TO SIT ASSOCIATES                     RATE
                        ---------------------------                    ------
     First $10 million................................................ 1.00  %
     Next $10 million.................................................  .70
     Over $20 million.................................................  .60

                             VALUE OF ASSETS IN
                          INTERNATIONAL EQUITY FUND
                         ALLOCATED TO PRICE-FLEMING*                     RATE
                         ---------------------------                     ----
     First $20 million.................................................. .75  %
     Next $30 million................................................... .60
     Over $50 million................................................... .50

    --------

     * See footnote on page 42

ORGANIZATIONAL EXPENSES

  Expenses initially incurred in connection with the organization of certain of the Funds, including state and federal securities law registration fees, legal and accounting fees and expenses and printing costs, totalled approximately $1,135,000. These expenses were borne equally by the initial Funds and were capitalized by each Fund and amortized over the period beginning January 1992 and ending May 1996.

  Expenses incurred in connection with the organization of the Stable Asset Return Fund, the Bond Fund, the Value Equity Fund, the Index Fund, the International Equity Fund and the Structured Portfolio Service, including state and federal securities law registration fees, legal and accounting fees and expenses and printing costs, totaled approximately $1,765,970. These expenses were allocated to the Funds based on net asset value, were capitalized by each Fund and will be amortized over the period beginning September 1995 and ending September 1998. If a Fund should terminate prior to the full amortization of its organizational expenses, the amount per Unit that will be realized by Investors upon the liquidation of the Fund will be less than the per Unit Value at the time of liquidation.

ABA RETIREMENT PLAN AND INDIVIDUALLY DESIGNED PLAN FEES

  ENROLLMENT FEE. A one time enrollment fee will be charged upon the enrollment of a Plan in the Program, a Plan's addition of a 401(k) feature or the addition of a Participant to a Plan at the following rates:

                             ABA RETIREMENT PLAN AND       INDIVIDUALLY DESIGNED
                           INDIVIDUALLY DESIGNED PLANS     PLANS FOR WHICH STATE
     ENROLLMENT AND          FOR WHICH STATE STREET           STREET DOES NOT
      401(K) FEES         MAINTAINS PARTICIPANT RECORDS MAINTAIN PARTICIPANT RECORDS
     --------------       ----------------------------- ----------------------------
Enrollment fee for Plan
 with 401(k) feature....       $50 per Participant              $25 per Plan
Enrollment fee for Plan
 without 401(k) feature.       $25 per Participant              $25 per Plan
Fee for adding 401(k)
 feature to existing
 Plan under the Program.       No charge                        No charge

  If these fees are not paid by the Employer, they will be deducted from Participant account balances in accordance with the Withdrawal Sequence.

  ANNUAL RECORD MAINTENANCE AND REPORT FEE. A record maintenance and report fee of $8 per year will be charged for each Participant in a Plan for which State Street maintains Participant records that does not have a 401(k) feature. This fee will be $16 per year for each Participant in a Plan with a 401(k) feature. This fee will be deducted quarterly from each Participant's account balance in accordance with the Withdrawal Sequence.

  RECHARACTERIZATION FEE. If contributions to an Individually Designed Plan with a 401(k) feature must be recharacterized as another type of contribution, a fee of $10 per Participant will be charged for the recharacterization and deducted from the Participant's account balance in accordance with the Withdrawal Sequence.

  TARGET BENEFIT FEE. Each Employer establishing a target benefit plan through adoption of the ABA Retirement Plan will be charged a set-up fee at the time the plan is adopted. This fee covers the initial set-up cost and the first year's payment of the administration and actuarial fee. Beginning with the second plan year, an annual administration and actuarial fee will be charged in addition to the fees and charges applicable to Plans adopted under the ABA Retirement Plan. If this fee is not paid directly by the Employer, a pro rata portion of such fee will be deducted from each Participant's account balance in accordance with the Withdrawal Sequence. Fees charged for establishing and maintaining a target benefit plan are identical to the ABA Defined Benefit Plan fees described below. Additionally, an annual record maintenance and report fee of $8 per year will be charged for each Participant in a target benefit plan, for which State Street maintains Participant records. This fee will be deducted quarterly from each Participant's account balance in accordance with the Withdrawal Sequence.

ABA DEFINED BENEFIT PLAN FEES

  INITIAL SETUP AND FIRST YEAR ADMINISTRATION AND ACTUARIAL FEE. Each Employer adopting the ABA Defined Benefit Plan for 10 or fewer Participants must pay a fee of $1,500 at the time the Plan is adopted. If the plan has from 11 to 24 Plan members, the fee is $2,500. For Plans with 25 or more Participants, State Street will establish the amount of the fee to be charged. If this fee is not paid directly by the Employer, such fee will be deducted from the Plan's assets in accordance with the Withdrawal Sequence. This fee covers the initial setup cost and the first year's payment of the administration and actuarial fee.

  ANNUAL ADMINISTRATION AND ACTUARIAL FEE. Beginning with the second Plan year, an annual administration and actuarial fee of $750 will be deducted from the assets of each Plan with 10 or fewer Participants under the ABA Defined Benefit Plan. If the Plan has from 11 to 24 Participants the annual fee is $1,250. For Plans with 25 or more Participants, State Street will establish the amount of the fee to be charged. If this fee is not paid directly by the Employer, such fee will be deducted from the Plan's assets in accordance with the Withdrawal Sequence.

MISCELLANEOUS FEES

  ANNUITY ADMINISTRATIVE FEES. If a Participant elects an annuity option, an administrative fee of $50 will be charged by State Street to obtain an annuity quote. An additional administrative fee may be charged by the insurance company providing the annuity. Such fees will be deducted from the Participant's account balance or benefit in accordance with the Withdrawal Sequence.

  PREMIUM TAXES. In certain jurisdictions, amounts used to purchase an annuity are subject to a premium tax. Such taxes depend, among other things, on a Participant's place of residence at the time distributions under the Program begin and are subject to change.

  CONVERSION FEE. An employer may be charged a one-time fee in connection with the transfer of its Plan records from its previous recordkeeper to State Street's computer system.

  SPECIAL FEES. An Employer may incur certain one-time fees in connection with the review and analysis of a prior plan conducted by or on behalf of State Street. Such fees must be paid separately at the time of the service.

FEE RECIPIENTS

  The following information with respect to fees is based on the approximate assets of the Program on December 31, 1996, which total $2,390,000,000. The total includes $635,000,000 for the Stable Asset Return Fund, $49,000,000 for the Bond Fund, $295,000,000 for the Balanced Fund, $47,000,000 for the Value Equity Fund, $752,000,000 for the Growth Equity Fund, $83,000,000 for the Index Fund, $276,000,000 for the Aggressive Equity Fund, $34,000,000 for the International Equity Fund,

$199,000,000 for the Self-Managed Account, $16,000,000 for Insurance Investment Contracts, and $4,000,000 for the Equitable Real Estate Account. Of the above amounts indicated for each Fund, an aggregate of approximately $69,000,000 is invested through the portfolios of the Structured Portfolio Service. These fees vary based on the size of the Funds or, as applicable, the portfolios of the Structured Portfolio Service. State Street in its capacity as administrator of the Program and manager of the Funds would receive fees of $11,456,200 on an annual basis (exclusive of certain non-recurring fees and the Structured Portfolio Service fee). ABRA would receive fees of $1,291,500 on an annual basis in its capacity as sponsor of the Program. Assuming the allocation of the assets of the Funds among the Investment Advisors is as set forth above, the following advisory fees would have been payable: Capital Guardian -- $1,231,000; Columbus Circle -- $717,000; Lincoln Capital -- $545,000, Miller, Anderson & Sherrerd -- $552,500; RCM Capital -- $640,000; Sit Associates -- $920,000; and Sanford Bernstein -- $184,500. In addition, based on the published fee schedules of the Initial Investment Vehicles, the following anticipated Investment Advisors would have received the following fees from registered investment companies into which certain funds were invested: PIMCO -- $141,900; Price-Fleming -- $299,200; and BGI -- $36,800.

ITEM 2. PROPERTIES.

  Not Applicable. The Collective Trust does not have any physical properties as contemplated by this Item.

ITEM 3. LEGAL PROCEEDINGS.

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 (a) Market Information.

  Units of beneficial interest in the Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw the contributions and earnings thereon at any age from the plans, subject to the withdrawal restrictions applicable therein. Participants in the Individually Designed Plans (defined below) receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds and the Portfolios, subject to the restrictions that apply to each Fund or Portfolio, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

 (b) Holders.

  Eligible employers who elect to participate in the Program may do so by adopting an Individual Master Plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the ABA Retirement Plan, a defined contribution master plan, and the ABA Defined Benefit Plan, a defined benefit master plan. Employers that maintain Individually Designed Plans may also participate in certain aspects of the Program through such plans. Assets contributed under the Program are held by State Street as trustee of the Master Trust and the Pooled Trust. Such assets are allocated among the investment options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the Master Trust or Pooled Trust. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant's, employer's or plan trustee's Self-Managed Account. The Self-Managed Account is available only to participants in the ABA Retirement Plan and to employers with respect to the ABA Defined Benefit Plan, provided that in either case the employer has designated the Self-Managed Account as an investment option for its Plan. The Self-Managed Account is also available for participants, employers and plan trustees of certain Individually Designed Plans. Assets contributed to the Plans are allocated among the Funds and the Portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the Plans held in the Master Trust and the Pooled Trust.

 (c) Dividends.

  Income or gains on contributions are automatically reinvested in the respective Funds.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data below provides information with respect to income, expenses and capital changes for each Fund attributable to each unit outstanding for the periods indicated. The selected financial data for all periods has been audited by Price Waterhouse, independent accountants of the Collective Trust. The selected financial data should be read in conjunction with the financial statements of the Funds, including the related Notes thereto, which appear at Item 8 of this Annual Report on Form 10-K. Per Unit calculations have been prepared using monthly average number of units outstanding during the period.

STABLE ASSET RETURN FUND:*

                                               YEAR ENDED
                                              DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
SELECTED FINANCIAL DATA FOR
 EACH UNIT OUTSTANDING FOR
 THE PERIODS INDICATED:
Investment income...........  $   .058    $ .061  $   .043  $   .035  $   .042
Expenses....................     (.007)    (.007)    (.007)    (.008)    (.008)
                              --------  --------  --------  --------  --------
Net investment income.......      .051      .054      .036      .027      .034
Reinvestment of net
 investment income..........     (.051)    (.054)    (.036)    (.027)    (.034)
                              --------  --------  --------  --------  --------
Net asset value at beginning
 and end of period..........  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                              ========  ========  ========  ========  ========
Ratio of expenses to average
 net assets.................       .68%      .73%      .73%      .75%      .79%
Ratio of net investment
 income to average net
 assets.....................      5.15%     5.32%     3.55%     2.77%     3.45%
Net assets at end of period
 (in thousands).............  $634,763  $630,208  $491,979  $509,905  $589,882

--------
* As of September 5, 1995, the Blended Rate Fund ("Blended Rate") was merged into the Enhanced Short Term Investment Fund ("ESTIF") and ESTIF's name was changed to the Stable Asset Return Fund. The Financial Statements of the Fund reflect a combination of the assets and liabilities of ESTIF and Blended Rate as of the effective date of the merger. As of such date, Units previously outstanding of Blended Rate were deemed exchanged for Units of ESTIF and all Units of ESTIF outstanding were deemed Units of Stable Asset Return Fund.

INTERMEDIATE BOND FUND:

                                                              SEPTEMBER 5, 1995
                                                  YEAR ENDED  (COMMENCEMENT OF
                                                 DECEMBER 31,  OPERATIONS) TO
                                                     1996     DECEMBER 31, 1995
                                                 ------------ -----------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income...............................   $   .67         $   .34
Expenses........................................      (.06)           (.02)
                                                   -------         -------
Net investment income...........................       .61             .32
Net realized and unrealized gain (loss) on in-
 vestments......................................      (.30)            .26
                                                   -------         -------
Net increase in unit value......................       .31             .58
Net asset value at beginning of period..........     10.58           10.00
                                                   -------         -------
Net asset value at end of period................   $ 10.89         $ 10.58
                                                   -------         -------
Ratio of expenses to average net assets.........       .58%            .69%*
Ratio of net investment income to average net
 assets.........................................      5.82%           9.17%*
Portfolio turnover**............................     22.37%           1.60%
Total return....................................      2.93%           5.80%
Net assets at end of period (in thousands)......   $49,612         $36,457

--------
 * Ratios annualized.
** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.

BALANCED FUND:

                                     YEAR ENDED                   JANUARY 2, 1992
                                    DECEMBER 31,                 (COMMENCEMENT OF
                         --------------------------------------   OPERATIONS) TO
                           1996      1995      1994      1993    DECEMBER 31, 1992
                         --------  --------  --------  --------  -----------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $   1.30  $   1.19  $   1.08  $   1.00      $    .89
Expenses................     (.33)     (.29)     (.26)     (.26)         (.25)
                         --------  --------  --------  --------      --------
Net investment income...      .97       .90       .82       .74           .64
Net realized and
 unrealized gain (loss)
 investments............     3.78      6.07      (.82)      .82         (1.56)
                         --------  --------  --------  --------      --------
Net increase (decrease)
 in unit value..........     4.75      6.97       --       1.56          (.92)
Net asset value at be-
 ginning of period......    32.01     25.04     25.04     23.48         24.40
                         --------  --------  --------  --------      --------
Net asset value at end
 of period.............. $  36.76    $32.01  $  25.04  $  25.04      $  23.48
                         ========  ========  ========  ========      ========
Ratio of expenses to
 average net assets.....      .96%     1.00%     1.03%     1.07%         1.10%
Ratio of net investment
 income to average net
 assets.................     2.85%     3.08%     3.32%     3.05%         2.82%
Portfolio turnover......   180.67%   154.73%   112.51%   153.14%       119.18%
Total return............    14.84%    27.84%      0.0%     6.64%       (3.77)%
Net assets at end of
 period................. $295,401  $264,526  $198,945  $193,362      $167,242

VALUE EQUITY FUND:

                                                             SEPTEMBER 5 , 1995
                                                 YEAR ENDED   (COMMENCEMENT OF
                                                DECEMBER 31,   OPERATIONS) TO
                                                    1996     DECEMBER 31, 1995
                                                ------------ ------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income..............................   $   .40         $   .13
Expenses.......................................      (.14)           (.04)
                                                  -------         -------
Net investment income..........................       .26             .09
Net realized and unrealized gain on invest-
 ments.........................................      2.54             .84
                                                  -------         -------
Net increase in unit value.....................      2.80             .93
Net asset value at beginning of period.........     12.93           12.00
                                                  -------         -------
Net asset value at end of period...............   $ 15.73          $12.93
                                                  =======         =======
Ratio of expenses to average net assets........       .99%           1.00%*
Ratio of net investment income to average net
 assets........................................      1.85%           2.12%*
Portfolio turnover.............................     16.73%            3.8%
Total return...................................     21.66%           7.75%
Net assets at end of period (in thousands).....   $48,131         $20,617

--------
*  Ratios annualized

GROWTH EQUITY FUND:

                                     YEAR ENDED                  JANUARY 2, 1992
                                    DECEMBER 31,                 (COMMENCEMENT OF
                         --------------------------------------   OPERATIONS) TO
                           1996      1995      1994      1993    DECEMBER 31,1992
                         --------  --------  --------  --------  ----------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $   5.07  $   3.88  $   3.48  $   3.16      $   3.20
Expenses................    (2.22)    (1.88)    (1.60)    (1.52)        (1.45)
                         --------  --------  --------  --------      --------
Net investment income...     2.85      2.00      1.88      1.64          1.75
Net realized and
 unrealized gain
 investments............    46.14     57.72       .61     12.99          3.00
                         --------  --------  --------  --------      --------
Net increase in unit
 value..................    48.99     59.72      2.49     14.63          4.75
Net asset value at
 beginning of period....   229.27    169.55    167.06  $ 152.43      $ 147.68
                         --------  --------  --------  --------      --------
Net asset value at end
 of period.............. $ 278.26   $229.27  $ 169.55  $ 167.06      $ 152.43
                         ========  ========  ========  ========      ========
Ratio of expenses to
 average net assets.....      .88%      .92%      .95%      .96%         1.01%
Ratio of net investment
 income to average net
 assets.................     1.13%      .98%     1.12%     1.03%         1.22%
Portfolio turnover......    63.70%    60.38%    58.78%    81.50%        46.26%
Total return............    21.37%    35.23%     1.49%     9.60%         3.22%
Net assets at end of
 period (in thousands).. $752,798  $637,834  $479,435  $471,398      $427,933

INDEX EQUITY FUND:*

                                             YEAR ENDED        APRIL 30, 1994
                                            DECEMBER 31,      (COMMENCEMENT OF
                                           ----------------    OPERATIONS) TO
                                            1996     1995     DECEMBER 31, 1994
                                           -------  -------   -----------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income......................... $   .28  $   .02        $   --
Expenses..................................    (.11)    (.08)          (.04)
                                           -------  -------        -------
Net investment income (loss)..............     .17     (.06)          (.04)
Net realized and unrealized gain invest-
 ments....................................    2.72     3.68            .39
                                           -------  -------        -------
Net increase in unit value................    2.89     3.62            .35
Net asset value at beginning of period....   13.97    10.35          10.00
                                           -------  -------        -------
Net asset value at end of period.......... $ 16.86  $ 13.97        $ 10.35
                                           =======  =======        =======
Ratio of expenses to average net assets...     .69%     .68 %          .94%**
Ratio of net investment income to average
 net assets...............................    1.15%    (.52)%          .94%**
Portfolio turnover***.....................   17.48%  131.73 %        53.55%
Total return..............................   20.68%   34.98 %         3.50%
Net assets at end of period (in thou-
 sands)................................... $82,881  $48,020        $11,662

--------
* Commencing September 5, 1995, this Fund was invested to replicate the Russell 3000 Index. Prior to that date, the Fund was invested to replicate the S&P 500 Index.
** Ratios annualized.
*** Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds.

AGGRESSIVE EQUITY FUND:

                                     YEAR ENDED                    JANUARY 2, 1992
                                    DECEMBER 31,                  (COMMENCEMENT OF
                         ---------------------------------------   OPERATIONS) TO
                           1996       1995      1994      1993    DECEMBER 31, 1992
                         --------   --------  --------  --------  -----------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $    .36   $    .32  $    .28  $    .25      $    .30
Expenses................     (.39)      (.32)     (.28)     (.28)         (.26)
                         --------   --------  --------  --------      --------
Net investment income
 (loss).................     (.03)       --        --       (.03)          .04
Net realized and
 unrealized gain (loss)
 investments............     7.47       7.81     (1.00)     3.60          1.43
                         --------   --------  --------  --------      --------
Net increase (decrease)
 in unit value..........     7.44       7.81     (1.00)     3.57          1.47
Net asset value at be-
 ginning of period......    33.57      25.76     26.76  $  23.19      $  21.72
                         --------   --------  --------  --------      --------
Net asset value at end
 of period.............. $  41.01   $  33.57  $  25.76  $  26.76      $  23.19
                         ========   ========  ========  ========      ========
Ratio of expenses to
 average net assets.....     1.04%      1.10%     1.10%     1.15%         1.25%
Ratio of net investment
 income to average net
 assets.................     (.06)%      .01%      .02%    (.12)%          .17%
Portfolio turnover......       48%        63%       48%       42%           43%
Total return............    22.16%     30.32%   (3.74)%    15.39%         6.77%
Net assets at end of
 period (in thousands).. $275,915   $214,539  $163,678  $153,465      $116,426

INTERNATIONAL EQUITY FUND:

                                                             SEPTEMBER 5, 1995
                                                 YEAR ENDED    (COMMENCEMENT
                                                DECEMBER 31, OF OPERATIONS) TO
                                                    1996     DECEMBER 31, 1995
                                                ------------ -----------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income..............................   $   .70         $   .49
Expenses.......................................      (.10)           (.03)
                                                  -------         -------
Net investment income..........................       .60             .46
Net realized and unrealized gain (loss) on in-
 vestments.....................................      1.83            (.09)
                                                  -------         -------
Net increase...................................      2.43             .37
Net asset value at beginning of period.........     15.37           15.00
                                                  -------         -------
Net asset value at end of period...............   $ 17.80         $ 15.37
                                                  =======         =======
Ratio of expenses to average net assets........       .59%            .57%*
Ratio of net investment income to average net
 assets........................................      3.58%            9.2%*
Portfolio turnover**...........................     73.42%           3.51%
Total return...................................     15.81%           2.47%
Net assets at end of period (in thousands).....   $33,268         $10,849

--------
 * Ratios annualized.
** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than turnover of the underlying portfolio of the registered investment company.

STRUCTURED PORTFOLIO SERVICE--CONSERVATIVE PORTFOLIO

                                                           SEPTEMBER 5, 1995
                                              YEAR ENDED    (COMMENCEMENT OF
                                             DECEMBER 31,     OPERATIONS)
                                                 1996     TO DECEMBER 31, 1995
                                             ------------ --------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED
Investment income...........................   $   --            $ .001
Expenses....................................      (.01)           (.003)
                                               -------           ------
Net investment loss.........................      (.01)           (.002)
Net realized and unrealized gain on invest-
 ments......................................      1.00             .472
                                               -------           ------
Net increase................................       .99              .47
Net asset value at beginning of period......     10.47            10.00
                                               -------           ------
Net asset value at end of period............   $ 11.46           $10.47
                                               =======           ======
Ratio of expenses to average net assets.....       .10%             .09%*
Ratio of net investment loss to average net
 assets.....................................      (.10)%           (.06)%*
Portfolio turnover**........................     34.18%            2.53%
Total return................................      9.46%             4.7%
Net assets at end of period (in thousands)..   $11,201           $5,372

STRUCTURED PORTFOLIO SERVICE--MODERATE PORTFOLIO

                                                           SEPTEMBER 5, 1995
                                              YEAR ENDED    (COMMENCEMENT OF
                                             DECEMBER 31,     OPERATIONS)
                                                 1996     TO DECEMBER 31, 1995
                                             ------------ --------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED
Investment income...........................   $   --            $ .001
Expenses....................................      (.01)           (.003)
                                               -------          -------
Net investment (loss).......................      (.01)           (.002)
Net realized and unrealized gain on invest-
 ments......................................      1.40             .542
                                               -------          -------
Net increase................................      1.39              .54
Net asset value at beginning of period......     10.54            10.00
                                               -------          -------
Net asset value at end of period............   $ 11.93          $ 10.54
                                               =======          =======
Ratio of expenses to average net assets.....       .10%             .09%*
Ratio of net investment loss to average net
 assets.....................................      (.10)%           (.06)%*
Portfolio turnover**........................     26.97%            3.57%
Total return................................     13.19%             5.4%
Net assets at end of period (in thousands)..   $32,617          $12,379

--------
 * Ratios annualized.
** Reflects purchases and sales of units of the Funds in which the Portfolios invest rather than the turnover of such underlying Funds.

STRUCTURED PORTFOLIO SERVICE--AGGRESSIVE PORTFOLIO

                                                           SEPTEMBER 5, 1995
                                              YEAR ENDED    (COMMENCEMENT OF
                                             DECEMBER 31,     OPERATIONS)
                                                 1996     TO DECEMBER 31, 1995
                                             ------------ --------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED
Investment income...........................   $   --            $ .001
Expenses....................................      (.01)           (.003)
                                               -------           ------
Net investment loss.........................      (.01)           (.002)
Net realized and unrealized gain on invest-
 ments......................................      1.85             .572
                                               -------           ------
Net increase................................      1.84              .57
Net asset value at beginning of period......     10.57            10.00
                                               -------           ------
Net asset value at end of period............   $ 12.41           $10.57
                                               =======           ======
Ratio of expenses to average net assets.....       .10%             .09%*
Ratio of net investment loss to average net
 assets.....................................      (.10)%           (.06)%*
Portfolio turnover**........................     27.95%            2.71%
Total return................................     17.41%             5.7%
Net assets at end of period (in thousands)..   $25,558           $9,999

--------
 * Ratios annualized.
** Reflects purchases and sales of units of the Funds in which the Portfolios invest rather than turnover of such underlying Funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Aggressive Equity Fund

  The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by the broad measures of the domestic stock market. For the year ended December 31, 1996 the Aggressive Equity Fund experienced a total return net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses") of 22.16%. By comparison, the Russell 2000 Index produced a return of 16.49 % for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

  U.S. equity performance remained very strong during 1996. Continued moderate growth and low inflation created a positive environment for financial assets in general.

  Some of the sectors in the Aggressive Equity Fund which produced strong positive returns were in technology, health care, banks, energy stocks and consumer non-durables. Weaker areas in terms of return in the portfolio included leisure and tourism, basic materials, and business services.

 Balanced Fund

  The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities (including bonds, notes, debentures and equipment trust certificates) and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the year ended December 31, 1996, the Balanced Fund experienced a total return, net of Expenses, of 14.84%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index"), weighted 60%/40%, respectively, produced a return of 14.91%. The Russell 1000 Index and the LB Bond Index do not include any allowance for the fees that an investor would pay for investing in the securities that comprise those indicies.

  1996 was another strong year for the stock market, following an even stronger 1995. Large capitalization issues strongly outperformed mid and small-cap stocks, but all returns were well above long-term historical averages. The fixed income markets provided positive returns, but these returns were generally lower than the return on equities.

  Some of the most heavily weighted industry sectors in the equity portion of the Balanced Fund were consumer goods, health care, technology, and financial services. The fixed income segment was heavily invested in mortgage-related issues, U.S. Treasuries and long-term corporate bonds.

Growth Equity Fund

  The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the year ended December 31, 1996, the Growth Equity Fund experienced a total return, net of Expenses, of 21.37%. By comparison, the Russell 1000 Index produced a return of 22.45% for the same period.

  1996 was another strong year for U.S. equities, with the stock market running at a record fifteen-year annualized return. Growth and value stocks experienced comparable returns in 1996 in most capitalization ranges.

  Some of the most positively impacted sectors in the Growth Equity Fund were banks, financial services, and energy holdings. Weaker areas in terms of return were media stocks, business services, and health care.

Index Equity Fund

  The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index, which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index.

  The Index Equity Fund produced a total return, net of Expenses, for the year ended December 31, 1996 of 20.68%. By comparison, the Russell 3000 Index produced a return of 21.82% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

  The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) is to be actively managed, investing in fixed income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Intermediate Bond Fund--the index portion--is to be invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. Government Obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

  Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portion of the fund ($75 million and $200 million, respectively), two-thirds of all contributions will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Masterworks Funds Bond Index Fund, formerly known as the Stagecoach Inc. Bond Index Fund.

  For the year ended December 31, 1996, the Intermediate Bond Fund experienced a total return, net of Expenses, of 2.93%. As a comparison, a combination of the Lehman Brothers Government/ Corporate Bond Index and the LB Bond Index, weighted 50%/50%, respectively, produced a return for the year of 1996 of 3.26%. In the U.S. fixed income market, fears in the first half of the year that a stronger than expected economy would lead the Federal Reserve Board to raise short-term interest rates resulted in a sell-off. While those fears subsided in the second half, returns for the entire year were modest.

International Equity Fund

  The International Equity Fund's investment objective is to seek long-term growth of capital through investing primarily in common stocks of established non-U.S. companies. The Fund intends to diversify investments broadly among developed, newly industrialized and emerging countries of the Far East and

Europe, as well as in South Africa, Australia, Canada, Latin America and other areas. The International Equity Fund will seek to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

  Until the International Equity Fund reaches a sufficient asset level to meet its investment objective, which State Street currently expects to be approximately $75 to $100 million (an increase from an original estimate of $25 million), all contributions to the fund will be invested in the T. Rowe Price International Stock Fund.

  For the year ended December 31, 1996, the International Fund experienced a total return, net of Expenses, of 15.81%. For the same period, the total return of Morgan Stanley EAFE (Europe, Australia, Far East) Index (the "EAFE Index") was 6.05%. The EAFE Index does not include any allowance for the fees that an investor would pay for investing in the securities that comprise the index. In the aggregate, the EAFE markets underperformed the U.S. market as investors worried that slower economic growth might derail the recovery in corporate earnings. A stronger dollar reduced both international equity and international fixed income returns for U.S. investors.

Stable Asset Return Fund

  The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, funding agreements issued by insurance companies, banks or other financial institutions or investment contracts or longer-term certificates of deposit issued by domestic and foreign banks or trust companies. The Stable Asset Return Fund also invests in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements.

  For the year ended December 31, 1996, the Stable Asset Fund produced a yield, net of Expenses, of 5.28%. By comparison, the Donoghue Money Market Average "Tier One" (the "Donoghue Average") for the year of 1996 yielded 4.89%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's investment portfolio.

Value Equity Fund

  The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

  For the year ended December 31, 1996, the Value Equity Fund experienced a total return, net of Expenses, of 21.66%. The S&P 500 Index produced a return of 23.07% for 1996. The U.S. equity market continued to make strong gains in 1996, buoyed by the continuation of moderate economic growth, low inflation, and increases in corporate profits.

  Some of the more heavily weighted sectors in the Value Equity Fund are finance, consumer basics and utilities. Weaker areas in terms of return in the portfolio included utilities and media companies.

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

  For the year ended December 31, 1996, the structured portfolio service experienced a total return, net of Expenses, of 9.46% for the Conservative Portfolio, 13.19% for the Moderate Portfolio, and 17.41% for the Aggressive Portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants.......................................    60
 Financial Statements:
 AGGRESSIVE EQUITY FUND
  Statement of Assets and Liabilities...................................    61
  Statement of Operations...............................................    62
  Statement of Changes in Net Assets....................................    63
  Selected Per-Unit Data and Ratios.....................................    64
  Schedule of Investments...............................................    65
 BALANCED FUND
  Statement of Assets and Liabilities...................................    74
  Statement of Operations...............................................    75
  Statement of Changes in Net Assets....................................    76
  Selected Per-Unit Data and Ratios.....................................    77
  Schedule of Investments...............................................    78
 GROWTH EQUITY FUND
  Statement of Assets and Liabilities...................................    93
  Statement of Operations...............................................    94
  Statement of Changes in Net Assets....................................    95
  Selected Per-Unit Data and Ratios.....................................    96
  Schedule of Investments...............................................    97
 STABLE ASSET RETURN FUND
  Statement of Assets and Liabilities...................................   106
  Statement of Operations...............................................   107
  Statement of Changes in Net Assets....................................   108
  Selected Per-Unit Data and Ratios.....................................   109
  Schedule of Investments...............................................   110
 INDEX EQUITY FUND
  Statement of Assets and Liabilities...................................   112
  Statement of Operations...............................................   113
  Statement of Changes in Net Assets....................................   114
  Selected Per-Unit Data and Ratios.....................................   115
 INTERMEDIATE BOND FUND
  Statement of Assets and Liabilities...................................   116
  Statement of Operations...............................................   117
  Statement of Changes in Net Assets....................................   118
  Selected Per-Unit Data and Ratios.....................................   119
 INTERNATIONAL EQUITY FUND
  Statement of Assets and Liabilities...................................   120
  Statement of Operations...............................................   121
  Statement of Changes in Net Assets....................................   122
  Selected Per-Unit Data and Ratios.....................................   123
 VALUE EQUITY FUND
  Statement of Assets and Liabilities...................................   124
  Statement of Operations...............................................   125
  Statement of Changes in Net Assets....................................   126

                                                                         PAGE(S)
                                                                         -------
  Selected Per-Unit Data and Ratios.....................................   127
  Schedule of Investments...............................................   128
 STRUCTURED PORTFOLIO SERVICE
  (CONSERVATIVE, MODERATE, AGGRESSIVE)
  Statement of Assets and Liabilities...................................   137
  Statement of Operations...............................................   138
  Statement of Changes in Net Assets....................................   139
  Selected Per-Unit Data and Ratios.....................................   141
  Notes to Financial Statements.........................................   143

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee and Unitholders of theAmerican Bar Association Members/State Street Collective Trust

  In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the selected per-unit data and ratios present fairly, in all material respects, the financial position of the Aggressive Equity Fund, Balanced Fund, Growth Equity Fund, Stable Asset Return Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Value Equity Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 1996, and the results of each of their operations, the changes in each of their net assets and the selected per-unit data and ratios for the periods indicated, in conformity with generally accepted accounting principles. These financial statements and selected per-unit data and ratios (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1996 by correspondence with the custodian and brokers and the application of alternative procedures where confirmations from brokers were not received, provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Boston, Massachusetts

March 13, 1997

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investments, at value (cost $210,446,953).........................  $276,817,407
Cash..............................................................           506
Receivable for investments sold...................................       708,938
Dividends and interest receivable.................................       207,092
Unamortized organizational costs..................................       130,150
                                                                    ------------
  Total Assets....................................................   277,864,093
                                                                    ------------
LIABILITIES
Payable for investments purchased.................................     1,483,352
Payable for fund units redeemed...................................        61,261
Investment advisory fee payable...................................       283,259
State Street Bank and Trust Co.--program fee payable..............        86,368
Trustee, management and administration fees payable...............        17,897
American Bar Retirement Association--program fee payable..........        13,220
Other accruals....................................................         3,268
                                                                    ------------
  Total Liabilities...............................................     1,948,625
                                                                    ------------
NET ASSETS (equivalent to $41.01 per unit based on 6,727,703 units outstanding).....................................................  $275,915,468
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Investment Income
  Dividends (net of foreign tax expense of $787)................... $ 1,506,725
  Interest.........................................................     900,043
                                                                    -----------
    Total investment income........................................   2,406,768
                                                                    -----------
Expenses
  Investment advisory fee..........................................   1,123,524
  State Street Bank and Trust Co.--program fee.....................     935,218
  Trustee, management and administration fees......................     195,990
  American Bar Retirement Association--program fee.................     137,248
  Amortization of organization costs...............................      92,875
  Reports to unitholders...........................................      22,678
  Legal and audit fees.............................................      59,699
                                                                    -----------
    Total expenses.................................................   2,567,232
                                                                    -----------
Net investment loss................................................    (160,464)
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain................................................  24,233,418
  Change in net unrealized appreciation............................  24,880,200
                                                                    -----------
    Net realized and unrealized gain on investments................  49,113,618
                                                                    -----------
Net increase in net assets resulting from operations............... $48,953,154
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
FROM OPERATIONS
  Net investment income (loss)..................... $   (160,464) $     21,542
  Net realized gain on investments.................   24,233,418    24,251,662
  Net change in unrealized appreciation on invest-
   ments...........................................   24,880,200    25,668,269
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................   48,953,154    49,941,473
                                                    ------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued.......................   35,023,922    22,582,789
  Cost of units redeemed...........................  (22,600,318)  (21,663,086)
                                                    ------------  ------------
  Net increase in net assets resulting from
   unitholder transactions.........................   12,423,604       919,703
                                                    ------------  ------------
    Net increase in net assets.....................   61,376,758    50,861,176
NET ASSETS
  Beginning of year................................  214,538,710   163,677,534
                                                    ------------  ------------
  End of year...................................... $275,915,468  $214,538,710
                                                    ============  ============
NUMBER OF UNITS
  Outstanding--beginning of year...................    6,390,559     6,352,921
    Sold...........................................      937,668       762,699
    Redeemed.......................................     (600,524)     (725,061)
                                                    ------------  ------------
  Outstanding--end of year.........................    6,727,703     6,390,559
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                                     FOR THE PERIOD
                                                                     JANUARY 2, 1992
                                 FOR THE YEAR ENDED                   (COMMENCEMENT
                                    DECEMBER 31,                     OF OPERATIONS)
                         -----------------------------------------   TO DECEMBER 31,
                           1996       1995       1994       1993          1992
                         --------   --------   --------   --------   ---------------
Investment income....... $    .36   $    .32   $    .28   $    .25      $    .30
Expenses................     (.39)      (.32)      (.28)      (.28)         (.26)
                         --------   --------   --------   --------      --------
Net investment income
 (loss).................     (.03)       --         --        (.03)          .04
Net realized and
 unrealized gain (loss)
 on investments.........     7.47       7.81      (1.00)      3.60          1.43
                         --------   --------   --------   --------      --------
Net increase (decrease)
 in unit value..........     7.44       7.81      (1.00)      3.57          1.47
Net asset value at
 beginning of period....    33.57      25.76      26.76      23.19         21.72
                         --------   --------   --------   --------      --------
Net asset value at end
 of period.............. $  41.01   $  33.57   $  25.76   $  26.76      $  23.19
                         ========   ========   ========   ========      ========
Ratio of expenses to
 average net assets.....     1.04 %     1.10 %     1.10 %     1.15 %        1.25 %
Ratio of net investment
 income (loss) to aver-
 age net assets.........     (.06)%      .01 %      .02 %     (.12)%         .17 %
Portfolio turnover......       48 %       63 %       48 %       42 %          43 %
Total return............    22.16 %    30.32 %    (3.74)%    15.39 %        6.77 %
Net assets at end of
 period (in thousands).. $275,915   $214,539   $163,678   $153,465      $116,426

--------
* Calculations prepared using the monthly average number of units outstanding during the period.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

COMMON STOCKS (95.6%)
BASIC INDUSTRIES (3.0%)
CHEMICALS
IMC Global Inc. .......................................     33,500 $  1,310,688
OM Group Inc. .........................................     42,000    1,134,000
R.P.M. Inc. Ohio.......................................     74,875    1,272,875
Scotts Co.*............................................     40,000      795,000
Valspar Corp. .........................................     18,000    1,019,250
                                                                   ------------
                                                                      5,531,813
                                                                   ------------
MINING
Oil Dri Corp. Amer. ...................................     32,000      480,000
Pittston Co. ..........................................     50,000    1,000,000
                                                                   ------------
                                                                      1,480,000
                                                                   ------------
PAPER
Pentair Inc. ..........................................     41,500    1,338,375
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................               8,350,188
                                                                   ------------
CAPITAL GOODS (4.6%)
AGRICULTURAL MACHINERY
Lindsay Mfg Co. .......................................     28,650    1,339,388
                                                                   ------------
ELECTRICAL EQUIPMENT
ASM Lithography Hldg*..................................     30,000    1,494,375
Novellus Sys Inc.*.....................................     37,000    2,004,938
                                                                   ------------
                                                                      3,499,313
                                                                   ------------
INDUSTRIAL MACHINERY
Crane Co. .............................................     69,900    2,027,100
Integrated Process Equip Corp.*........................     45,000      810,000
NN Ball & Roller Inc. .................................     51,700      788,425
Silicon Vy Group Inc.*.................................     75,000    1,509,375
                                                                   ------------
                                                                      5,134,900
                                                                   ------------
POLLUTION CONTROL
Air & Water Tech Corp., Class A*.......................     86,200      495,650
USA Waste Svcs Inc.*...................................     30,400      969,000
Waste Mgmt Int'l. PLC ADR***...........................    150,900    1,188,338
                                                                   ------------
                                                                      2,652,988
                                                                   ------------
TOTAL CAPITAL GOODS....................................              12,626,589
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

CONSUMER BASICS (9.7%)
DRUGS AND HEALTH CARE
Apria Healthcare Group Inc.*...........................     30,000 $    562,500
Biogen Inc.*...........................................     83,000    3,216,250
Cardiac Pathways Corp.*................................      8,000       95,000
Cephalon Inc.*.........................................     86,000    1,763,000
Elan PLC ADR***........................................    102,000    3,391,500
FHP International Corp.*...............................      7,200      267,300
Gilead Sciences Inc.*..................................     56,500    1,412,500
Healthsouth Corp.*.....................................    113,000    4,364,625
Immune Response Corp. Del.*............................    137,700    1,136,025
Millenium Pharmaceuticals Inc.*........................     26,600      462,175
Oxford Health Plans Inc.*..............................     91,000    5,329,188
Physio Control Int'l. Corp.*...........................     54,700    1,230,750
Ultratech Stepper Inc.*................................     59,800    1,420,250
                                                                   ------------
                                                                     24,651,063
                                                                   ------------
FOOD AND BEVERAGES
Ben & Jerry's Homemade Inc.*...........................     50,000      543,750
Thorn Apple Vy Inc.*...................................     60,000      795,000
                                                                   ------------
                                                                      1,338,750
                                                                   ------------
MISCELLANEOUS
Urocor Inc.*...........................................     79,000      755,438
                                                                   ------------
TOTAL CONSUMER BASICS..................................              26,745,251
                                                                   ------------
CONSUMER DURABLE GOODS (3.6%)
AUTO PARTS
Standard Prods Co. ....................................     34,400      877,200
Walbro Corp. ..........................................     42,000      766,500
                                                                   ------------
                                                                      1,643,700
                                                                   ------------
AUTOMOBILES
Harley Davidson Inc. ..................................     60,500    2,843,500
United Auto Group Inc.*................................     28,700      739,025
                                                                   ------------
                                                                      3,582,525
                                                                   ------------
HOUSEHOLD APPLIANCES AND FURNISHINGS
Harman Int'l. Inds Inc. New............................     20,000    1,112,500
Libbey Inc. ...........................................     56,000    1,561,000
Williams Sonoma Inc.*..................................     25,000      909,375
                                                                   ------------
                                                                      3,582,875
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

TIRES AND RUBBER
Bandag Inc. ...........................................     23,000 $  1,089,625
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               9,898,725
                                                                   ------------
CONSUMER NON-DURABLE GOODS (6.0%)
APPAREL AND TEXTILES
Donna Karan Int'l. Inc.*...............................     49,700      702,013
Jones Apparel Group Inc.*..............................     28,000    1,046,500
                                                                   ------------
                                                                      1,748,513
                                                                   ------------
COSMETICS AND TOILETRIES
Lauder Estee Cos. Inc., Class A........................     40,000    2,035,000
Paragon Trade Brands Inc.*.............................     39,900    1,197,000
                                                                   ------------
                                                                      3,232,000
                                                                   ------------
RETAIL TRADE
Cole Nat'l Corp., Class A*.............................     28,000      735,000
Kohls Corp.*...........................................     73,000    2,865,250
Micro Whse Inc.*.......................................     36,000      423,000
Nine West Group Inc.*..................................     14,100      653,888
Peoplesoft Inc.*.......................................     96,000    4,602,000
Petsmart Inc.*.........................................     54,000    1,181,250
Spiegel Inc., Class A..................................    100,000      706,250
                                                                   ------------
                                                                     11,166,638
                                                                   ------------
TOYS, AMUSEMENTS, SPORTING GOODS
Coleman Co. Inc.*......................................     33,600      462,000
                                                                   ------------
TOTAL CONSUMER NON-DURABLES............................              16,609,151
                                                                   ------------
CONSUMER SERVICES (2.7%)
AIR TRAVEL
Continental Airls Inc., Class B*.......................     55,000    1,553,750
                                                                   ------------
HOTELS AND RESTAURANTS
Buffets Inc.*..........................................     93,000      848,625
Foodmaker Inc.*........................................     83,000      736,625
Promus Hotel Corp.*....................................     46,100    1,365,713
Rio Hotel & Casino Inc.*...............................     87,000    1,272,375
Ruby Tuesday Inc.*.....................................     28,200      521,700
Sizzler Int'l. Inc.*...................................     69,500      199,813
                                                                   ------------
                                                                      4,944,851
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

LEISURE TIME
Cannondale Corp.*......................................     34,000 $    765,000
Casino America Inc.*...................................     54,400      173,400
                                                                   ------------
                                                                        938,400
                                                                   ------------
TOTAL CONSUMER SERVICES................................               7,437,001
                                                                   ------------
ENERGY (7.2%)
DOMESTIC OIL
Noble Affiliates Inc. .................................     58,000    2,776,750
                                                                   ------------
GAS EXPLORATION
Energen Corp. .........................................     37,500    1,134,375
Triton Energy Ltd., Class A*...........................     30,500    1,479,250
Vintage Petroleum Inc. ................................     37,800    1,304,100
                                                                   ------------
                                                                      3,917,725
                                                                   ------------
PETROLEUM SERVICES
Camco Int'l. Inc. .....................................     85,700    3,952,913
Coflexip ADR**.........................................     34,236      898,695
Global Marine Inc. New*................................     85,300    1,759,313
Parker & Parsley Petroleum Co. ........................    126,500    4,648,875
Petroleum Geo Svcs As ADR***...........................     47,500    1,852,500
                                                                   ------------
                                                                     13,112,296
                                                                   ------------
TOTAL ENERGY...........................................              19,806,771
                                                                   ------------
FINANCE (13.7%)
BANKS
Central Fid Bks Inc. ..................................     52,500    1,351,875
Charter One Finl Inc...................................     42,250    1,774,500
Coast Svgs Finl Inc.*..................................     30,000    1,098,750
Commerce Bancshares Inc................................     17,850      825,563
First Amern Corp. Tenn*................................      7,500      432,188
First Rep BanCorp. Inc.*...............................     50,923      852,960
Hibernia Corp., Class A................................     50,000      662,500
TCF Financial Corp.....................................    114,500    4,980,750
                                                                   ------------
                                                                     11,979,086
                                                                   ------------
FINANCIAL SERVICES
APS Hldg Corp., Class A*...............................     27,600      427,800
Green Tree Finl Corp...................................     42,700    1,649,288
Jefferies Group Inc. ..................................     25,000    1,009,375
Keystone Finl Inc......................................     34,500      862,500
                                                                   ------------
                                                                      3,948,963
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

INSURANCE
ACE Ltd. ..............................................     39,500 $  2,374,938
Blanch E W Hldgs Inc. .................................     13,100      263,638
First American Finl Corp. .............................     30,000    1,233,750
Harleysville Group Inc. ...............................     30,000      915,000
Mgic Invt Corp. Wis....................................     55,000    4,180,000
Mercury Gen Corp. New..................................     89,500    4,698,750
Nac Re Corp.*..........................................      6,000      203,250
Nymagic Inc. ..........................................     25,000      450,000
                                                                   ------------
                                                                     14,319,326
                                                                   ------------
INVESTMENT ADVISORS
CMAC Investment Corp. .................................     44,800    1,646,400
Price T Rowe & Assoc Inc. .............................    120,500    5,241,750
                                                                   ------------
                                                                      6,888,150
                                                                   ------------
SAVINGS AND LOAN
First Finl Corp. Inc...................................     31,750      777,875
                                                                   ------------
TOTAL FINANCE..........................................              37,913,400
                                                                   ------------
GENERAL BUSINESS (12.5%)
BROADCASTING
Comcast Corp., Class A.................................     40,539      722,101
Cox Radio Inc., Class A*...............................     45,000      787,500
Gaylord Entmt Co., Class A.............................     45,352    1,037,427
Global Star Telecom*...................................     36,200    2,280,600
Infinity Broadcasting Corp.*...........................     71,062    2,389,460
Macromedia Inc.*.......................................     49,000      882,000
Spelling Entmt Group Inc.*.............................     55,000      405,625
Westwood One Inc.*.....................................     62,000    1,030,750
                                                                   ------------
                                                                      9,535,463
                                                                   ------------
BUSINESS SERVICES
Acclaim Entertainment Inc.*............................    118,100      383,825
Accustaff Inc.*........................................     26,775      565,622
Corestaff Inc.*........................................     55,000    1,302,813
Fiserv Inc. ...........................................     83,100    3,053,925
Interim Svcs Inc.*.....................................     21,000      745,500
Jacobs Energy Group Inc.*..............................     30,000      708,750
Legato Systems Inc.*...................................     21,000      685,125
Loewen Group Inc. .....................................     58,000    2,269,250
National Data Corp. ...................................     28,500    1,239,750
Paychex Inc. ..........................................     48,000    2,469,000
Stewart Enterprises Inc., Class A......................     91,000    3,094,000
Team Rent Group Inc.*..................................     32,000      516,000
                                                                   ------------
                                                                     17,033,560
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

PUBLISHING
Hollinger International Inc., Class A..................     65,500 $    753,250
Pulitzer Pubg Co.......................................     17,000      788,375
Quebecor Prtg Inc. ....................................     74,200    1,298,500
Topps Inc.*............................................    162,200      648,800
                                                                   ------------
                                                                      3,488,925
                                                                   ------------
TELECOMMUNICATIONS SERVICES
Comstat Corp. .........................................     64,000    1,576,000
Netcom Online Communications*..........................     20,000      260,000
Paging Network Inc.*...................................     87,800    1,338,950
Premisys Communications Inc.*..........................     18,000      607,500
Vanguard Cellular Sys Inc., Class A*...................     37,900      596,925
                                                                   ------------
                                                                      4,379,375
                                                                   ------------
TOTAL GENERAL BUSINESS.................................              34,437,323
                                                                   ------------
MISCELLANEOUS (7.0%)
CONGLOMERATES
Chris Craft Inds. Inc.*................................     23,000      963,125
U S Inds Inc., New*....................................     45,300    1,557,188
                                                                   ------------
                                                                      2,520,313
                                                                   ------------
MISCELLANEOUS
Alyn Corp.*............................................     45,000      489,375
Cymer Inc.*............................................     40,000    1,925,000
Dendrite Int'l. Inc.*..................................     97,600      805,200
Depuy Inc.*............................................     40,000      810,000
Everest Reinsurance Hldgs..............................     29,000      833,750
Mark Bros. Jewelers Inc.*..............................     50,000      581,250
Martin Marietta Matls Inc. ............................     56,000    1,302,000
Moneygram Pmt Sys Inc.*................................     28,300      374,975
Mondavi Robert Corp., Class A*.........................     16,500      602,250
PFF BanCorp. Inc.*.....................................     70,000    1,041,250
Polymer Group Inc.*....................................     48,000      666,000
Scripps Howard Inc., Class A...........................     20,000      700,000
Superior Tele Com Inc.*................................     38,000      774,250
TMP Worldwide Inc.*....................................     65,000      828,750
TAG Heuer Int'l. Sa ADR* **............................     31,000      499,875
Transocean Offshore Inc................................     37,800    2,367,225
                                                                   ------------
                                                                     14,601,150
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

REAL ESTATE
Brooks Fiber Pptys Inc.*...............................     19,300 $    492,150
Irvine Apt Cmntys Inc. ................................     37,800      945,000
                                                                   ------------
                                                                      1,437,150
                                                                   ------------
ROYALTY TRUST
San Juan Basin Rty Tr. ................................     80,000      660,000
                                                                   ------------
TOTAL MISCELLANEOUS....................................              19,218,613
                                                                   ------------
SHELTER (0.4%)
CONSTRUCTION MATERIALS
Granite Const. Inc.....................................     60,000    1,140,000
                                                                   ------------
TOTAL SHELTER..........................................               1,140,000
                                                                   ------------
TECHNOLOGY (21.5%)
AEROSPACE
Computer Sciences Corp.*...............................     17,000    1,396,125
                                                                   ------------
COMPUTERS AND BUSINESS EQUIPMENT
Ceridian Corp.*........................................     93,800    3,798,900
Indus Group Inc.*......................................     35,200      906,400
Komag Inc.*............................................     40,000    1,085,000
Medic Computer Sys Inc.*...............................     62,000    2,499,375
Metromail Corp. New*...................................     16,400      299,300
Stormedia Inc., Class A*...............................     57,000      919,125
Sundstrand Corp. ......................................     38,500    1,636,250
3Com Corp.*............................................     58,500    4,292,438
Western Digital Corp.*.................................     10,000      568,750
                                                                   ------------
                                                                     16,005,538
                                                                   ------------
ELECTRONICS
ADC Telecommunications Inc.*...........................     59,000    1,836,375
Analog Devices Inc.*...................................    123,500    4,183,563
Aspen Technology Inc.*.................................      8,500      682,125
Avid Technology Inc.*..................................     41,100      426,413
Credence Systems Corp.*................................     51,000      981,750
Electronics For Imaging Inc.*..........................     30,000    2,467,500
Etec Sys Inc.*.........................................     37,200    1,422,900
Kulicke & Soffa Inds Inc...............................     85,000    1,615,000
LoJack Corp.*..........................................    110,000    1,100,000
Octel Communications Corp.*............................     71,000    1,242,500
Picturetel Corp. New*..................................    103,500    2,691,000
Teleflex Inc...........................................     22,400    1,167,600
Xilinx Inc.*...........................................     77,000    2,834,563
                                                                   ------------
                                                                     22,651,289
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

SOFTWARE
Baan Co. NVF*..........................................     48,000 $  1,668,000
Business Objects SA ADR* **............................     95,000    1,282,500
Cerner Corp.*..........................................     56,500      875,750
HBO & Co. .............................................     80,500    4,779,688
HCIA Inc.*.............................................     36,100    1,245,450
Informix Corp.*........................................     55,500    1,130,813
Intuit Inc.*...........................................     29,000      913,500
Microchip Technology Inc.*.............................     43,000    2,187,625
Parametric Technology Corp.*...........................    101,000    5,188,874
                                                                   ------------
                                                                     19,272,200
                                                                   ------------
TOTAL TECHNOLOGY.......................................              59,325,152
                                                                   ------------
TRANSPORTATION (2.0%)
RAILROADS AND EQUIPMENT
ABC Rail Prods Corp.*..................................     51,000    1,013,625
Railtex Inc.*..........................................     28,000      707,000
                                                                   ------------
                                                                      1,720,625
                                                                   ------------
TRUCKING AND FREIGHT FORWARDING
Landstar Sys Inc.*.....................................     54,800    1,274,100
Polaris Inds Inc. .....................................     38,000      902,500
Teekay Shipping Corp. .................................     29,500      966,125
US Freightways Corp. ..................................     27,000      740,801
                                                                   ------------
                                                                      3,883,526
                                                                   ------------
TOTAL TRANSPORTATION...................................               5,604,151
                                                                   ------------
UTILITIES (1.7%)
ELECTRONIC UTILITIES
Calenergy Inc.*........................................     50,000    1,681,250
                                                                   ------------
GAS AND PIPELINE UTILITIES
Enron Global Pwr Pipelines Llc.........................     30,000      810,000
                                                                   ------------
TELEPHONE
Lci International Inc.*................................    108,500    2,332,750
                                                                   ------------
TOTAL UTILITIES........................................               4,824,000
                                                                   ------------
TOTAL COMMON STOCKS (Cost $197,580,986)................             263,936,315
                                                                   ------------
                                                        PRINCIPAL
                                                        ----------
CONVERTIBLE BONDS (COST $275,000) (0.1%)
Trenwick Group Inc. ................................... $  275,000      290,125
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1996

                                                          UNITS       VALUE
                                                        ---------- ------------

SHORT TERM INVESTMENTS (COST $12,590,967) (4.6%)
State Street Bank Yield Enhanced Short Term Investment
 Fund.................................................  12,590,967 $ 12,590,967
                                                                   ------------
TOTAL INVESTMENTS (100.3%) (COST $210,446,953)........              276,817,407
Other Assets less Liabilities (-0.3%).................                 (901,939)
                                                                   ------------
NET ASSETS (100%).....................................             $275,915,468
                                                                   ============

--------
*  Non-income producing security.
** An American Depository Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described. The values of ADRs are significantly influenced by trading on exchanges not located in the United States or Canada.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investments, at value (cost $272,594,728)......................... $315,074,250
Cash..............................................................       32,414
Receivable for investments sold...................................    3,408,893
Receivable for fund units sold....................................      443,928
Dividends and interest receivable.................................    1,733,590
Unamortized organizational costs..................................      139,059
Other assets......................................................       30,377
                                                                   ------------
  Total Assets....................................................  320,862,511
                                                                   ------------
LIABILITIES
Payable for investments purchased.................................   25,098,449
Investment advisory fee payable...................................      229,995
State Street Bank and Trust Co.--program fee payable..............       93,413
Trustee, management and administration fees payable...............       19,538
American Bar Retirement Association--program fee payable..........       13,906
Other accruals....................................................        1,078
Other liabilities.................................................        4,800
                                                                   ------------
  Total Liabilities...............................................   25,461,179
                                                                   ------------
NET ASSETS (equivalent to $36.76 per unit based
 on 8,036,685 units outstanding).................................. $295,401,332
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Investment Income
  Dividends (net of foreign tax expense of $23,113)................ $ 3,175,652
  Interest.........................................................   7,485,491
  Other income.....................................................      12,160
                                                                    -----------
    Total investment income........................................  10,673,303
                                                                    -----------
Expenses
  Investment advisory fee..........................................   1,054,148
  State Street Bank and Trust Company--program fee.................   1,061,817
  Trustee, management and administration fees......................     222,594
  American Bar Retirement Association--program fee.................     155,832
  Amortization of organization costs...............................     107,401
  Reports to unitholders...........................................      23,150
  Legal and audit fees.............................................      60,940
                                                                    -----------
    Total expenses.................................................   2,685,882
                                                                    -----------
Net investment income..............................................   7,987,421
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain................................................  26,015,161
  Change in net unrealized appreciation............................   5,122,866
                                                                    -----------
    Net realized and unrealized gain on investments................  31,138,027
                                                                    -----------
Net increase in net assets resulting from operations............... $39,125,448
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
FROM OPERATIONS
  Net investment income............................ $  7,987,421  $  7,226,056
  Net realized gain on investments.................   26,015,161    12,645,440
  Net change in unrealized appreciation on invest-
   ments...........................................    5,122,866    36,248,116
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................   39,125,448    56,119,612
                                                    ------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued.......................   19,822,374    32,559,549
  Cost of units redeemed...........................  (28,072,708)  (23,097,710)
                                                    ------------  ------------
  Net increase (decrease) in net assets resulting
   from unitholder transactions....................   (8,250,334)    9,461,839
                                                    ------------  ------------
    Net increase in net assets.....................   30,875,114    65,581,451
NET ASSETS
  Beginning of year................................  264,526,218   198,944,767
                                                    ------------  ------------
  End of year...................................... $295,401,332  $264,526,218
                                                    ============  ============
NUMBER OF UNITS
  Outstanding--beginning of year...................    8,264,600     7,946,412
    Sold...........................................      584,936     1,122,266
    Redeemed.......................................     (812,851)     (804,078)
                                                    ------------  ------------
  Outstanding--end of year.........................    8,036,685     8,264,600
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout period)*

                                                                  JANUARY 2, 1992
                                  FOR THE YEAR ENDED               (COMMENCEMENT
                                     DECEMBER 31,                 OF OPERATIONS)
                          --------------------------------------  TO DECEMBER 31,
                            1996      1995      1994      1993         1992
                          --------  --------  --------  --------  ---------------
Investment income.......  $   1.30  $   1.19  $   1.08  $   1.00     $    .89
Expenses................      (.33)     (.29)     (.26)     (.26)        (.25)
                          --------  --------  --------  --------     --------
Net investment income...       .97       .90       .82       .74          .64
Net realized and
 unrealized gain (loss)
 on investments.........      3.78      6.07      (.82)      .82        (1.56)
                          --------  --------  --------  --------     --------
Net increase (decrease)
 in unit value..........      4.75      6.97       --       1.56         (.92)
Net asset value at be-
 ginning of period......     32.01     25.04     25.04     23.48        24.40
                          --------  --------  --------  --------     --------
Net asset value at end
 of period..............  $  36.76  $  32.01  $  25.04  $  25.04     $  23.48
                          ========  ========  ========  ========     ========
Ratio of expenses to av-
 erage net assets.......       .96%     1.00%     1.03%     1.07%        1.10%
Ratio of net investment
 income to average net
 assets.................      2.85%     3.08%     3.32%     3.05%        2.82%
Portfolio turnover......    180.67%   154.73%   112.51%   153.14%      119.18%
Total return............     14.84%    27.84%      0.0%     6.64%       (3.77%)
Net assets at end of pe-
 riod (in thousands)....  $295,401  $264,526  $198,945  $193,362     $167,242

--------
* Calculations prepared using the monthly average number of units outstanding during the period.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

COMMON STOCKS (57.0%)
BASIC INDUSTRIES (3.8%)
CHEMICALS
Cabot Corp. ...........................................      1,800 $     45,225
Dow Chem Co. ..........................................        600       47,025
Du Pont EI De Nemours & Co. ...........................     21,200    2,000,750
FMC Corp. New *........................................      8,800      617,100
Grace W R & Co. .......................................     36,300    1,878,525
Great Lakes Chemical Corp. ............................      2,800      130,900
Monsanto Co. ..........................................     80,500    3,129,438
Rhone Poulnec S A ADR**................................      3,170      107,384
Rohm & Haas Co. .......................................      1,500      122,438
                                                                   ------------
                                                                      8,078,785
                                                                   ------------
MINING
Cyprus Amax Minerals Co. ..............................      4,000       93,500
Phelps Dodge Corp. ....................................      6,200      418,500
Potash Corp. Sask Inc. ................................        400       34,000
                                                                   ------------
                                                                        546,000
                                                                   ------------
PAPER
Bowater Inc. ..........................................     10,200      383,775
Champion Int'l. Corp. .................................      9,900      428,175
Kimberly Clark Corp. ..................................      9,836      936,879
                                                                   ------------
                                                                      1,748,829
                                                                   ------------
PLASTICS
Illinois Tool Wks Inc. ................................      8,400      670,950
Premark Int'l. Inc. ...................................      3,700       82,325
                                                                   ------------
                                                                        753,275
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................              11,126,889
                                                                   ------------
CAPITAL GOODS (1.1%)
AGRICULTURAL MACHINERY
Deere & Co. ...........................................      5,700      231,563
                                                                   ------------
CONSTRUCTION AND MINING EQUIPMENT
Caterpillar Inc. ......................................      1,100       82,775
Harnischfeger Inds Inc. ...............................      2,600      125,125
                                                                   ------------
                                                                        207,900
                                                                   ------------
ELECTRICAL EQUIPMENT
General Elec Co. ......................................      5,200      514,150
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

INDUSTRIAL MACHINERY
Cummins Engine Inc. ...................................     21,200 $    975,200
Ingersoll Rand Co. ....................................      9,600      427,200
Kennametal Inc. .......................................      1,300       50,538
Parker Hannifin Corp. .................................      2,200       85,250
Tecumseh Prods Co., Class A............................      2,500      143,438
Trinova Corp. .........................................     17,900      651,113
                                                                   ------------
                                                                      2,332,739
                                                                   ------------
TOTAL CAPITAL GOODS....................................               3,286,352
                                                                   ------------
CONSUMER BASICS (17.5%)
DRUGS AND HEALTH CARE
Abbott Labs............................................      3,200      162,400
American Home Products Corp. ..........................     59,000    3,458,875
Baxter Int'l. Inc. ....................................     10,800      442,800
Becton Dickinson & Co. ................................     14,200      615,925
Bergen Brunswig Corp., Class A.........................      4,300      122,550
Bristol Myers Squibb Co. ..............................     40,200    4,371,750
Cardinal Health Inc. ..................................     20,999    1,223,163
Columbia / HCA Healthcare Corp. .......................     15,486      631,055
Foundation Health Corp.*...............................      6,000      190,500
Fresenius Med Care Aktiengesel ADR***..................     27,900      784,688
Guidant Corp. .........................................      4,700      267,900
Healthcare Compare Corp.*..............................     12,500      529,688
Health Mgmt Assoc., Class A*...........................     20,200      454,500
Johnson & Johnson......................................     43,400    2,159,150
Mallinckrodt Inc. New..................................     15,900      701,588
Maxicare Health Plans Inc.*............................      3,100       68,975
Merck & Co. Inc. ......................................      7,900      626,075
Owen Healthcare Inc.*..................................      3,500       92,750
Pharmacia & Upjohn Inc. ...............................     22,000      871,750
Pfizer Inc. ...........................................     26,700    2,212,763
Schering Plough Corp. .................................      6,200      401,450
Smithkline Beecham PLC ADR**...........................     45,900    3,121,200
Tenet Healthcare Corp.*................................      4,800      105,000
                                                                   ------------
                                                                     23,616,495
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

FOOD AND BEVERAGE
Archer Daniels Midland Co. ............................      7,623 $    167,706
Campbell Soup Co. .....................................     29,000    2,327,250
Coca Cola Co. .........................................     79,700    4,194,213
Coca Cola Enterprises Inc. ............................      5,900      286,150
Conagra Inc. ..........................................      7,400      368,150
IBP Inc. ..............................................      4,000       97,000
Pepsico. Inc. .........................................     77,000    2,252,250
Unilever N V...........................................     17,200    3,014,300
                                                                   ------------
                                                                     12,707,019
                                                                   ------------
HOUSEHOLD PRODUCTS
Gillette Co. ..........................................     28,000    2,177,000
Procter & Gamble Co. ..................................     31,700    3,407,750
Tupperware Corp. ......................................      3,700      198,413
                                                                   ------------
                                                                      5,783,163
                                                                   ------------
TOBACCO
Philip Morris Cos. Inc. ...............................     70,800    7,973,850
RJR Nabisco Hldgs Corp. New............................     47,220    1,605,480
                                                                   ------------
                                                                      9,579,330
                                                                   ------------
TOTAL CONSUMER BASICS..................................              51,686,007
                                                                   ------------
CONSUMER DURABLE GOODS (1.7%)
AUTO PARTS
Eaton Corp. ...........................................     11,800      823,050
                                                                   ------------
AUTOMOBILES
Chrysler Corp. ........................................     29,600      976,800
Ford Mtr Co. Del. .....................................      3,700      117,938
General Mtrs Corp. ....................................     39,100    2,179,825
                                                                   ------------
                                                                      3,274,563
                                                                   ------------
TIRES AND RUBBER
Goodyear Tire and Rubber...............................     16,300      837,413
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               4,935,026
                                                                   ------------
CONSUMER NON-DURABLES (3.7%)
APPAREL AND TEXTILES
Gucci Group N V........................................      7,700      491,838
Springs Inds Inc. .....................................      4,400      189,200
V F Corp. .............................................      4,000      270,000
Warnaco Group Inc. ....................................     14,200      420,675
                                                                   ------------
                                                                      1,371,713
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

PHOTOGRAPHY
Eastman Kodak Co. .....................................     33,500 $  2,688,375
                                                                   ------------
RETAIL TRADE
CVS Corp. .............................................     10,500      434,438
Dillard Dept Stores Inc., Class A......................      2,200       67,925
Home Depot Inc. .......................................     14,033      703,404
Lowes Cos Inc. ........................................     27,600      979,800
May Dept Stores Co. ...................................     26,500    1,238,875
Payless Shoesource Inc.*...............................      9,800      367,500
Pep Boys Manny Moe & Jack..............................     12,600      387,450
Sears Roebuck & Co. ...................................     32,200    1,485,225
                                                                   ------------
                                                                      5,664,617
                                                                   ------------
TOYS, AMUSEMENTS, SPORTING GOODS
Mattel Inc. ...........................................     46,700    1,295,925
                                                                   ------------
TOTAL CONSUMER NON-DURABLES............................              11,020,630
                                                                   ------------
CONSUMER SERVICES (2.5%)
AIR TRAVEL
AMR Corp. Del.*........................................     12,500    1,101,563
Delta Airlines Inc. Del. ..............................      5,700      403,988
UAL Corp.*.............................................      1,100       68,750
                                                                   ------------
                                                                      1,574,301
                                                                   ------------
HOTELS AND RESTAURANTS
Boston Chicken Inc.*...................................      6,300      226,013
Brinker Int'l. Inc.*...................................     20,400      326,400
HFS Inc.*..............................................     27,500    1,643,125
Mirage Resorts Inc.*...................................     13,200      285,450
                                                                   ------------
                                                                      2,480,988
                                                                   ------------
LEISURE TIME
Carnival Corp., Class A................................     37,000    1,221,000
Circus Circus Enterprises Inc.*........................      5,700      195,938
Disney Walt Co. .......................................     18,300    1,274,138
International Game Technology..........................     29,200      532,900
                                                                   ------------
                                                                      3,223,976
                                                                   ------------
TOTAL CONSUMER SERVICES................................               7,279,265
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

ENERGY (2.0%)
DOMESTIC OIL
Atlantic Richfield Co. ................................        800 $    106,000
Panenergy Corp. .......................................      1,200       54,000
Phillips Petroleum Co. ................................     20,600      911,550
Tenneco Inc. New.......................................      7,000      315,875
                                                                   ------------
                                                                      1,387,425
                                                                   ------------
GAS EXPLORATION
Enron Oil & Gas Co. ...................................      9,500      239,875
Union Pacific Res Group Inc. ..........................      8,711      254,797
                                                                   ------------
                                                                        494,672
                                                                   ------------
INTERNATIONAL OIL
Amoco Corp. ...........................................      2,400      193,200
British Petroleum PLC ADR**............................     11,400    1,611,675
Mobil Corp. ...........................................      3,600      440,100
Royal Dutch Petroleum Co. .............................      3,000      512,250
Texaco Inc. ...........................................      4,800      471,000
YPF Sociedad Anonima ADR**.............................      4,800      121,200
                                                                   ------------
                                                                      3,349,425
                                                                   ------------
PETROLEUM SERVICES
Mapco. Inc. ...........................................      7,800      265,200
Repsol S A ADR**.......................................     13,600      518,500
                                                                   ------------
                                                                        783,700
                                                                   ------------
TOTAL ENERGY...........................................               6,015,222
                                                                   ------------
FINANCE (8.2%)
BANKS
Bank New York Inc. ....................................      2,600       87,750
Citicorp...............................................      4,800      494,400
Crestar Finl Corp. ....................................      1,900      141,313
First Chicago Nbd Corp. ...............................     16,590      891,713
First UN Corp. ........................................     14,265    1,055,610
Mellon Bk Corp. .......................................      7,100      504,100
Nationsbank Corp. .....................................      7,300      713,575
Norwest Corp. .........................................     22,600      983,100
Republic NY Corp. .....................................      1,100       89,788
Signet Banking Corp. ..................................      7,400      227,550
Wells Fargo & Co. .....................................      2,700      728,325
                                                                   ------------
                                                                      5,917,224
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

FINANCIAL SERVICES
Allstate Corp. ........................................     19,659 $  1,137,765
American Express Co. ..................................      3,500      197,750
Capital One Finl Corp. ................................      9,400      338,400
Case Corp. ............................................     13,600      741,200
Chase Manhattan Corp. New..............................     33,800    3,016,650
Dean Witter Discover & Co. ............................      1,400       92,750
Federal Nat'l Mtg Assn ................................      6,400      238,400
Federal Home Ln Mtg Corp. .............................      1,700      187,213
Household Int'l. Inc. .................................     15,700    1,448,325
Reliastar Finl Corp. ..................................      1,300       75,075
Salomon Inc. ..........................................      1,000       47,125
                                                                   ------------
                                                                      7,520,653
                                                                   ------------
INSURANCE
Ace Ltd. ..............................................     11,400      685,425
Aetna Inc. ............................................     15,500    1,240,000
American Gen Corp. ....................................      5,700      232,988
American Int'l. Group Inc. ............................     20,400    2,208,300
Cigna Corp. ...........................................      8,200    1,120,325
Chubb Corp. ...........................................      1,100       59,125
Exel Ltd. .............................................     16,600      628,725
ITT Hartford Group Inc. ...............................     21,400    1,444,500
Loews Corp. ...........................................     10,600      999,050
Old Rep Int'l Corp. ...................................      2,850       76,238
Providian Corp. .......................................      5,700      292,838
St Paul Cos Inc. ......................................      4,000      234,500
Transamerica Corp. ....................................     10,187      804,773
Transatlantic Hldgs Inc. ..............................        900       72,450
                                                                   ------------
                                                                     10,099,237
                                                                   ------------
INVESTMENT ADVISORS
Bear Stearns Cos Inc. .................................      9,900      275,963
Lehman Brothers Hldgs Inc. ............................      9,100      285,513
                                                                   ------------
                                                                        561,476
                                                                   ------------
SAVINGS AND LOAN
Great Westn Finl Corp. ................................      3,700      107,300
                                                                   ------------
TOTAL FINANCE..........................................              24,205,890
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

GENERAL BUSINESS (3.0%)
BROADCASTING
Clear Channel Communications*..........................     15,800 $    570,775
Tele Communications Inc. New*..........................     32,300      421,919
                                                                   ------------
                                                                        992,694
                                                                   ------------
BUSINESS SERVICES
Automatic Data Processing Inc. ........................     64,300    2,756,863
First Data Corp. ......................................      8,400      306,600
Gtech Hldgs Corp.*.....................................     13,300      425,600
Olsten Corp. ..........................................      2,400       36,300
Sabre Group Hldgs Inc., Class A*.......................      8,000      223,000
Service Corp. Int'l. ..................................     47,400    1,327,200
                                                                   ------------
                                                                      5,075,563
                                                                   ------------
NEWSPAPERS
Gannett Inc. ..........................................      4,900      366,888
Reuters Hldgs PLC ADR**................................      7,900      604,350
                                                                   ------------
                                                                        971,238
                                                                   ------------
OFFICE FURNISHINGS AND SUPPLY
Standard Register......................................      7,600      247,000
                                                                   ------------
TELECOMMUNICATIONS
Lucent Technologies Inc. ..............................      9,074      419,673
MFS Communications Inc. ...............................     12,900      703,050
Tele Communications Liberty Media Group Inc.*..........     12,750      364,172
                                                                   ------------
                                                                      1,486,895
                                                                   ------------
TOTAL GENERAL BUSINESS.................................               8,773,390
                                                                   ------------
MISCELLANEOUS (0.5%)
CONGLOMERATES
Harcourt Gen Inc. .....................................      7,300      336,713
Textron Inc. ..........................................      8,500      801,125
                                                                   ------------
                                                                      1,137,838
                                                                   ------------
MISCELLANEOUS
Ultramar Diamond Shamrock..............................      6,300      199,238
                                                                   ------------
TOTAL MISCELLANEOUS....................................               1,337,076
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

TECHNOLOGY (9.3%)
AEROSPACE
Allied Signal Inc. .....................................      6,200 $   415,400
Boeing Co. .............................................     26,200   2,787,025
McDonnell Douglas Corp. ................................      6,200     396,800
TRW Inc. ...............................................      2,000      99,000
United Technologies Corp. ..............................     13,200     871,200
U.S. Robotics Corp.*....................................     11,600     835,200
                                                                    -----------
                                                                      5,404,625
                                                                    -----------
COMPUTERS AND BUSINESS EQUIPMENT
Cisco Sys Inc.*.........................................     59,300   3,772,963
Compaq Computer Corp.*..................................      7,400     549,450
Hewlett Packard Co. ....................................     51,900   2,607,975
International Business Machines.........................      1,800     271,800
Seagate Technology*.....................................     14,600     576,700
Stratus Computer Inc.*..................................      2,500      68,125
                                                                    -----------
                                                                      7,847,013
                                                                    -----------
ELECTRONICS
Altera Corp.*...........................................     12,900     937,669
Beckman Instrs Inc. New.................................      6,900     264,788
DSC Communications Corp.*...............................     13,800     246,675
Electronic Data Sys Corp. New...........................     18,800     813,100
Honeywell Inc. .........................................      9,400     618,050
Intel Corp. ............................................     41,100   5,381,531
Molex Inc., Class A.....................................     10,300     366,938
Raytheon Co. ...........................................      2,600     125,125
Tektronix Inc. .........................................      2,300     117,875
Xilinx Inc.*............................................     22,700     835,644
                                                                    -----------
                                                                      9,707,395
                                                                    -----------
SOFTWARE
BMC Software Inc.*......................................     13,500     558,563
Informix Corp.*.........................................     26,900     548,088
Microsoft Corp.*........................................     19,400   1,602,925
Oracle Sys Corp.*.......................................     44,750   1,868,313
                                                                    -----------
                                                                      4,577,889
                                                                    -----------
TOTAL TECHNOLOGY........................................             27,536,922
                                                                    -----------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

TRANSPORTATION (0.4%)
RAIL TRANSPORTATION
Burlington Northn Santa Fe.............................      2,700 $    233,213
CSX Corp. .............................................      4,600      194,350
Union Pacific Corp. ...................................     14,300      859,788
                                                                   ------------
                                                                      1,287,351
                                                                   ------------
TOTAL TRANSPORTATION...................................               1,287,351
                                                                   ------------
UTILITIES (2.5%)
ELECTRIC UTILITIES
Central Me Pwr Co. ....................................     10,600      123,225
DQE, Inc. .............................................      5,900      171,100
Entergy Corp. .........................................      4,500      124,875
GPU Inc. ..............................................     16,300      548,088
Peco Energy Co. .......................................     21,300      537,825
Unicom Corp. ..........................................     18,300      496,388
                                                                   ------------
                                                                      2,001,501
                                                                   ------------
GAS AND PIPELINE UTILITIES
Coastal Corp. .........................................     14,300      698,913
                                                                   ------------
TELEPHONE
AT&T Corp. ............................................     43,000    1,870,500
GTE Corp. .............................................     17,200      782,600
MCI Communications Corp. ..............................      2,800       91,525
SBC Communications Inc. ...............................     15,200      786,600
Sprint Corp. ..........................................     32,400    1,291,950
                                                                   ------------
                                                                      4,823,175
                                                                   ------------
TOTAL UTILITIES........................................               7,523,589
                                                                   ------------
COMMON STOCKS FOREIGN (0.8%)
CANADA
ENERGY
Renaissance Energy Ltd.*...............................     31,900    1,086,785
Talisman Energy Inc.*..................................     36,800    1,225,502
                                                                   ------------
TOTAL COMMON STOCKS FOREIGN............................               2,312,287
                                                                   ------------
TOTAL COMMON STOCKS (Cost $126,026,633)................             168,325,896
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                         PRINCIPAL     VALUE
                                                         ---------- ------------

FIXED INCOME (40.6%)
CORPORATE BONDS (4.6%)
ASSET BACKED
Nal Auto Tr 7.30% 12/15/00****.......................... $  189,883 $    190,416
Neiman Marcus Credit Master Tr 7.60% 06/15/03...........  1,310,000    1,357,894
Prime Cr Card Master Tr1 6.75% 11/15/05.................  1,240,000    1,243,484
Railcar Tr No 7.75% 06/01/04............................    634,100      662,000
World Finl Network Cr Card Tr 6.70% 02/15/04............    600,000      604,128
World Omni Automobile Lease 6.55% 06/25/02..............  1,000,000    1,007,180
                                                                    ------------
                                                                       5,065,102
                                                                    ------------
ELECTRIC UTILITIES
Edison Mission Energy Fdg Corp. 7.33% 09/15/08****......    100,000      100,344
Israel Elec Corp. Ltd. 7.25% 12/15/06****...............    225,000      223,700
                                                                    ------------
                                                                         324,044
                                                                    ------------
FINANCE AND BANKING
BT Instl Cap Tr A 8.09% 12/01/26****....................    150,000      148,595
Bankamerica Instl Cap A 8.07% 12/31/26****..............    175,000      176,519
Beverly Finance 8.36% 07/15/04..........................    250,000      262,278
Corestates Cap 8.00% 12/15/26****.......................    125,000      124,849
Creekwood Cap Corp. 8.47% 03/16/15****..................    244,511      261,994
Equitable Life Assur Soc USA 6.95% 12/01/05****.........    250,000      245,245
Excel Paralubes Fdg Corp. 7.43% 11/01/15****............    250,000      247,128
Farmers Ins Exch 8.625% 05/01/24****....................    250,000      255,583
FBS Cap 8.09% 11/15/26****..............................    100,000       97,751
First Chicago Nbd Instl Cap 7.95% 12/01/26****..........    225,000      223,117
First Un Instl Tr I 8.04% 12/01/26****..................    200,000      199,450
Hancock John Mut Life Ins Co. 7.375% 02/14/24...........    250,000      240,968
JPM Cap Tr I 7.54% 01/15/27.............................    305,000      298,073
Massachusetts Mut Life Ins Co. 7.625% 11/15/23****......    250,000      250,190
Metropolitan Life Ins Co. 7.45% 11/01/23****............    250,000      232,715
Nationwide Mutual Life 7.50% 02/15/24****...............    250,000      233,005
New York Life Ins Cor 7.50% 12/15/23****................    250,000      242,230
PNC Instl Cap Tr A 7.95% 12/15/26****...................    350,000      347,599
Principal Mut Life Ins Co. 7.875% 03/01/24****..........    400,000      392,124
Rhone Poulenc A3 8.62% 01/05/21.........................    250,000      268,688
Scotia Pacific Hldg Corp. 7.95% 07/20/15................    218,266      222,715
Town & Ctry Fdg Corp. 5.85% 08/15/98....................    450,000      444,704
Wells Fargo & Co.Mtn Bk Entry 5.562% 01/28/97...........    350,000      348,513
Wells Fargo Cap A 8.125% 12/01/26****...................    275,000      277,492
                                                                    ------------
                                                                       6,041,525
                                                                    ------------

The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                         PRINCIPAL     VALUE
                                                         ---------- ------------

INDUSTRIALS
Jet Equip Tr 10.0% 06/15/12****......................... $  350,000 $    401,965
Philip Morris Co. 6.375% 02/01/06.......................    250,000      237,660
RJR Nabisco Inc. 8.75% 04/15/04.........................    160,000      161,482
                                                                    ------------
                                                                         801,107
                                                                    ------------
MISCELLANEOUS
Alcoa Aluminio S A 7.50% 12/16/08.......................    300,000      296,598
                                                                    ------------
OTHER
Fifty Seventh Str Assocs LLC 7.125% 06/01/17****........    249,118      242,332
Oxymar 7.50% 02/15/16****...............................    175,000      168,499
Tele Communications Inc. 9.25% 01/15/23.................    175,000      170,091
                                                                    ------------
                                                                         580,922
                                                                    ------------
OTHER UTILITIES
Mobile Energy Svcs Co. LLC 8.665% 01/01/17..............    215,571      223,981
Ras Laffan Liquefied Nat Gas 8.294% 09/15/14****........    350,000      355,814
                                                                    ------------
                                                                         579,795
                                                                    ------------
TOTAL CORPORATE BONDS...................................              13,689,093
                                                                    ------------
MORTGAGE RELATED (18.7%)
FEDERAL RELATED
Fed Hm Ln PC G00035 10.50% 02/01/21.....................    172,274      190,041
Fed Hm Ln PC G00356 7.00% 06/01/25......................    439,460      432,732
Fed Hm Ln PC G00454 6.50% 02/01/26......................  5,280,986    5,076,348
Fed Hm Ln PC G00576 7.00% 12/01/24......................    683,813      670,644
Fed Hm Ln PC 554922 10.50% 12/01/20.....................    384,237      424,697
Fed Hm Ln PC 555283 10.00% 09/01/17.....................    480,221      526,062
Fed Hm Ln PC 555293 10.00% 11/01/20.....................    433,863      474,942
Fed Hm Ln PC C00291 7.00% 01/01/24......................    216,795      213,602
Fed Hm Ln PC TBA 7.50% 01/01/99***......................  2,200,000    2,202,063
Fed Hm Ln PC 549859 11.00% 09/01/20.....................    161,242      180,540
Fed Hm Ln PC D06744 10.50% 08/01/19.....................    146,216      160,880
Fed Hm Ln PC D06959 10.50% 04/01/16.....................    121,639      134,184
                                                                    ------------
                                                                      10,686,735
                                                                    ------------
GOVERNMENT SPONSORED
FNMA Pool 291293 6.50% 09/01/24.........................     42,075       40,300
FNMA Pool 303157 10.00% 05/01/22........................    246,817      271,921
FNMA Pool 303554 11.50% 09/01/25........................    178,089      202,781
FNMA Pool 311424 6.50% 03/01/26.........................     91,333       87,108
FNMA Pool 318558 6.50% 02/01/26.........................    336,850      321,271

The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                         PRINCIPAL     VALUE
                                                         ---------- ------------

FNMA Pool 318974 6.50% 08/01/25......................... $   33,799 $     32,278
FNMA Pool 331874 6.50% 12/01/25.........................     90,880       86,791
FNMA Pool 335339 6.50% 02/01/26.........................    262,885      250,726
FNMA Pool 337423 6.50% 02/01/26.........................    814,143      777,507
FNMA Pool 337430 6.50% 03/01/26.........................    224,460      214,079
FNMA Pool 337434 6.50% 02/01/26.........................    817,668      780,873
FNMA Pool 337850 6.50% 03/01/26.........................    522,668      498,494
FNMA Pool 338197 6.50% 03/01/26.........................    327,178      312,046
FNMA Pool 338235 6.50% 03/01/26.........................    500,495      477,502
FNMA Pool 338305 6.50% 03/01/26.........................    823,084      785,271
FNMA Pool 338767 6.50% 03/01/26.........................    288,813      275,545
FNMA Pool 339230 6.50% 03/01/26.........................    807,217      770,100
FNMA Pool 339442 6.50% 03/01/26.........................    818,384      780,787
FNMA Pool 339837 6.50% 03/01/26.........................  1,351,719    1,289,621
FNMA Pool 343361 6.50% 09/01/24.........................    790,563      757,209
FNMA TBA 7.0% 01/01/99***...............................  6,775,000    6,622,563
FNMA TBA 7.0% 01/01/99***...............................    550,000      537,625
FNMA TBA 15 7.0% 01/01/99***............................  3,575,000    3,494,563
FNMA TBA 30 7.0% 01/01/99***............................  2,900,000    2,834,750
                                                                    ------------
                                                                      22,501,711
                                                                    ------------
OTHER COLLATERALIZED MORTGAGE OBLIGATIONS
AFC Mtg Ln Tr 8.07% 9/25/27.............................    299,999      307,592
Alps 94 1Pass Thru Tr 7.80% 9/15/04.....................    225,000      230,625
Alps 94 1Pass Thru Tr 9.35% 9/15/04.....................    248,732      257,748
Citicorp Mtg Secs Inc. 6.25% 04/25/24...................    550,000      461,137
Dlj Mtg Accep Corp. 7.40% 06/01/03......................    425,855      434,232
Dlj Mtg Accep Corp. 7.20% 07/14/03......................    274,303      277,674
Dlj Mtg Accep Corp. 7.58% 03/13/28......................    250,000      258,693
First Omni Cr Card Master Tst 6.65% 09/15/03............  1,290,000    1,300,875
GE Capital Mtg Svcs Inc. 6.50% 12/25/23.................    300,000      252,000
GE Capital Mtg Services Inc. 7.00% 07/25/24.............    194,106      177,122
Merrill Lynch Mtg Invs Inc. 7.523% 06/15/21.............    400,476      406,735
Mid St Tr II 9.625% 04/01/03............................    500,000      546,290
National Car Rental Finl Corp. 7.35% 10/20/03****.......    250,000      251,980
PNC Mtg Secs Corp. 7.50% 7/25/24........................    425,000      407,601
Rural Hsg Tr 1987 1 3.33% 04/01/26......................    421,962      395,625
Sears Cr Account Master Tr II 6.20% 03/15/02............  1,040,000    1,031,545
Sears Cr Account Master Tr II 6.50% 10/15/03............    600,000      605,058
Standard Cr Card Master Tr I 8.25% 01/07/07.............  1,140,000    1,237,960
Team Fleet Fing Corp. 6.65% 12/15/02****................    250,000      246,770
World Finl Pptys Tower B 6.91% 09/01/13.................    649,510      642,203
                                                                    ------------
                                                                       9,729,465
                                                                    ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                        PRINCIPAL     VALUE
                                                        ---------- ------------

OTHER MARKETABLE MORTGAGE-RELATED SECURITIES
Airplanes Passthrough Tr 6.596% 03/15/19............... $  135,976 $    136,656
FHA GMAC 195 7.43% 11/01/25............................    265,914      257,764
Federal Home Ln Mtg PC Gtd 9.50% 04/15/20..............    110,488      122,744
Federal Home Ln Mtg PC Gtd 10.00% 05/15/20.............    325,000      350,490
Federal Home Ln Mtg PC Gtd 10.00% 06/15/20.............    205,000      223,384
Federal Nat'l Mtg Assn Remic 8.50% 09/25/20............    342,806      352,446
Federal Nat'l Mtg Assn Remic 11.73% 03/25/22...........    100,000      104,312
Prime Ppty Fd 6.633% 07/23/03 ****.....................    250,000      247,760
                                                                   ------------
                                                                      1,795,556
                                                                   ------------
U.S. GUARANTEED
GNMA Pool 008927 6.50% 07/20/26........................  1,777,268    1,805,314
GNMA Pool 033635 11.00% 12/15/09.......................      2,924        3,277
GNMA Pool 034701 11.00% 01/15/10.......................     24,078       26,991
GNMA Pool 038109 11.00% 02/15/10.......................      1,328        1,488
GNMA Pool 040492 11.00% 07/15/10.......................     21,353       23,936
GNMA Pool 041749 11.00% 07/15/10.......................     35,364       39,769
GNMA Pool 041987 11.00% 08/15/10.......................      6,539        7,353
GNMA Pool 042354 11.00% 08/15/10.......................     19,929       22,411
GNMA Pool 048698 11.00% 09/15/10.......................      1,330        1,496
GNMA Pool 058816 11.00% 01/15/13.......................      1,767        1,991
GNMA Pool 134123 11.00% 09/15/15.......................     18,745       21,245
GNMA Pool 141387 11.00% 10/15/15.......................     11,027       12,498
GNMA Pool 232061 10.50% 09/15/17.......................    168,323      188,310
GNMA Pool 274800 10.50% 5/15/19........................      3,306        3,706
GNMA Pool 285191 10.50% 03/15/20.......................     51,565       57,745
GNMA Pool 287170 10.50% 08/15/20.......................    217,680      244,208
GNMA Pool 780488 10.00% 10/15/21.......................    175,000      192,550
GNMA Pool 080011 6.00% 11/20/26........................  1,010,000    1,011,899
GNMA Pool 080022 6.00% 12/20/26........................    353,500      354,165
GNMA TBA 7.50% 01/15/99***.............................  1,950,000    1,950,609
GNMA TBA 7.50% 12/20/99***.............................  2,700,000    2,700,844
GNMA TBA 7.50% 01/15/99***.............................  1,700,000    1,700,531
                                                                   ------------
                                                                     10,372,336
                                                                   ------------
TOTAL MORTGAGE RELATED.................................              55,085,803
                                                                   ------------

 The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

                                                       PRINCIPAL     VALUE
                                                      ----------- ------------

U.S. TREASURY (17.3%)
DIRECT
United States Treasury Bonds 8.125% 08/15/19......... $ 4,215,000 $  4,875,575
United States Treasury Bonds 8.75% 08/15/20..........   2,080,000    2,562,622
United States Treasury Notes 7.00% 04/15/99..........   2,750,000    2,811,435
United States Treasury Notes 7.125% 09/30/99.........   2,100,000    2,158,086
United States Treasury Notes 7.875% 11/15/04.........   5,520,000    6,023,700
United States Treasury Notes 7.50% 02/15/05..........   6,245,000    6,679,215
United States Treasury Notes 7.125% 2/29/00..........   3,670,000    3,778,375
United States Treasury Notes 6.75% 04/30/00..........   3,770,000    3,841,291
United States Treasury Notes 6.125% 07/31/00.........   3,480,000    3,480,000
United States Treasury Notes 5.875% 04/30/98.........  10,980,000   10,997,129
                                                                  ------------
                                                                    47,207,428
                                                                  ------------
GUARANTEED
Guaranteed Expt Trusts Pdvsa 6.550% 06/15/04.........     917,643      925,135
Resolution Fdg Corp. 8.875% 07/15/20.................   2,560,000    3,116,006
                                                                  ------------
                                                                     4,041,141
                                                                  ------------
TOTAL U.S. TREASURY..................................               51,248,569
                                                                  ------------
TOTAL FIXED INCOME (Cost $119,843,206)...............              120,023,465
                                                                  ------------
SHORT TERM INVESTMENTS (9.1%)
COMMERCIAL PAPER
Commercial Credit Co. 01/14/97.......................   1,800,000    1,796,516
Ford Mtr Cr Co. 01/10/97.............................   1,800,000    1,797,575
General Elec Cap Corp. Disc 01/14/97.................   1,800,000    1,796,490
Household Fin Corp. 01/14/97.........................   1,800,000    1,796,484
Raytheon Co. 01/14/97................................   1,800,000    1,796,516
Siemens Cap Corp. 01/14/97...........................   1,800,000    1,796,516
Toyota Mtr Cr Co. 01/14/97...........................   1,800,000    1,796,516
                                                                  ------------
                                                                    12,576,613
                                                                  ------------
                                                         UNITS
                                                      -----------
OTHER
State Street Bank Yield Enhanced Short Term Invest-
 ment Fund...........................................  14,148,276   14,148,276
                                                                  ------------
TOTAL SHORT TERM INVESTMENTS (Cost $26,724,889)......               26,724,889
                                                                  ------------
TOTAL INVESTMENTS (COST $272,594,728) (106.7%).......              315,074,250
Other Assets less Liabilities (-6.7%)................              (19,672,918)
                                                                  ------------
NET ASSETS (100%)....................................             $295,401,332
                                                                  ============

The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1996

--------
   * Non-income producing security
  ** An American Depository Receipt (ADR) is a certificate issued by a U.S.
     bank representing the right to receive securities of the foreign issuer described. The values of ADRs are significantly influenced by trading on exchanges not located in the United States and Canada.
 *** To be announced (TBA) securities are purchased (sold) on a forward commitment basis with an appropriate principal amount and no definite maturity date. The actual principal amount and maturity date will be determined upon settlement. Unsettled TBA purchase commitments are valued at the current market value of the underlying security. The maturity date disclosed represents the maturity date of the underlying security and the principal amount disclosed represents the contractual amount. The Fund may rollover the TBA commitment into a new TBA commitment prior to settlement if the fund manager deems it appropriate to do so.
**** Security is restricted in accordance with Rule 144A under the Securities
     Act of 1933, which allows for the resale of such securities only to certain qualified buyers. The total cost and market value of Rule 144A securities owned at December 31, 1996 were $6,334,052 and $6,385,166 (2.16% of net assets), respectively.


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investments, at value (cost $564,888,296)......................... $752,791,114
Cash..............................................................      424,895
Receivable for investments sold...................................      806,506
Receivable for fund units sold....................................      647,332
Dividends and interest receivable.................................      845,555
Unamortized organizational costs..................................      354,713
Other receivables.................................................       47,140
                                                                   ------------
  Total Assets....................................................  755,917,255
                                                                   ------------
LIABILITIES
Payable for investments purchased.................................    2,278,350
Investment advisory fee payable...................................      496,249
State Street Bank and Trust Co.--program fee payable..............      238,431
Trustee, management and administration fees payable...............       49,437
American Bar Retirement Association--program fee payable..........       36,774
Other accruals....................................................       16,093
Other liabilities.................................................        3,872
                                                                   ------------
  Total Liabilities...............................................    3,119,206
                                                                   ------------
NET ASSETS (equivalent to $278.26 per unit based on 2,705,373 units outstanding)............................................... $752,798,049
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Investment Income
  Dividends (net of foreign tax expense of $90,113)............... $ 12,437,990
  Interest........................................................    1,590,969
                                                                   ------------
    Total investment income.......................................   14,028,959
                                                                   ------------
Expenses
  Investment advisory fee.........................................    2,131,138
  State Street Bank and Trust Company--program fee................    2,628,715
  Trustee, management and administration fees.....................      550,986
  American Bar Retirement Association--program fee................      385,778
  Amortization of organization costs..............................      245,775
  Reports to unitholders..........................................       55,425
  Legal and audit fees............................................      145,901
                                                                   ------------
    Total expenses................................................    6,143,718
                                                                   ------------
Net investment income.............................................    7,885,241
                                                                   ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain...............................................   77,526,269
  Change in net unrealized appreciation...........................   50,117,149
                                                                   ------------
    Net realized and unrealized gain on investments...............  127,643,418
                                                                   ------------
  Net increase in net assets resulting from operations............ $135,528,659
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
FROM OPERATIONS
  Net investment income............................ $  7,885,241  $  5,626,845
  Net realized gain on investments.................   77,526,269    56,424,537
  Net change in unrealized appreciation on invest-
   ments...........................................   50,117,149   106,003,676
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................  135,528,659   168,055,058
                                                    ------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued.......................   36,326,804    36,551,989
  Cost of units redeemed...........................  (56,891,452)  (46,208,502)
                                                    ------------  ------------
  Net decrease in net assets resulting from
   unitholder transactions.........................  (20,564,648)   (9,656,513)
                                                    ------------  ------------
    Net increase in net assets.....................  114,964,011   158,398,545
NET ASSETS
  Beginning of year................................  637,834,038   479,435,493
                                                    ------------  ------------
  End of year...................................... $752,798,049  $637,834,038
                                                    ============  ============
NUMBER OF UNITS
  Outstanding--beginning of year...................    2,781,980     2,827,713
    Sold...........................................      146,346       188,320
    Redeemed.......................................     (222,953)     (234,053)
                                                    ------------  ------------
  Outstanding--end of year.........................    2,705,373     2,781,980
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                                  JANUARY 2, 1992
                                  FOR THE YEAR ENDED               (COMMENCEMENT
                                     DECEMBER 31,                 OF OPERATIONS)
                          --------------------------------------  TO DECEMBER 31,
                            1996      1995      1994      1993         1992
                          --------  --------  --------  --------  ---------------
Investment income.......  $   5.07  $   3.88  $   3.48  $   3.16     $   3.20
Expenses................     (2.22)    (1.88)    (1.60)    (1.52)       (1.45)
                          --------  --------  --------  --------     --------
Net investment income...      2.85      2.00      1.88      1.64         1.75
Net realized and
 unrealized gain
 on investments.........     46.14     57.72       .61     12.99         3.00
                          --------  --------  --------  --------     --------
Net increase............     48.99     59.72      2.49     14.63         4.75
Net asset value at be-
 ginning of period......    229.27    169.55    167.06    152.43       147.68
                          --------  --------  --------  --------     --------
Net asset value at end
 of period..............  $ 278.26  $ 229.27  $ 169.55  $ 167.06     $ 152.43
                          ========  ========  ========  ========     ========
Ratio of expenses to av-
 erage net assets.......       .88%      .92%      .95%      .96%        1.01%
Ratio of net investment
 income to average net
 assets.................      1.13%      .98%     1.12%     1.03%        1.22%
Portfolio turnover......     63.70%    60.38%    58.78%    81.50%       46.26%
Total return............     21.37%    35.23%     1.49%     9.60%        3.22%
Net assets at end of pe-
 riod (in thousands)....  $752,798  $637,834  $479,435  $471,398     $427,933

--------
* Calculations prepared using the monthly average number of units outstanding during the period.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

COMMON STOCKS (98.4%)
BASIC INDUSTRIES (4.4%)
ALUMINUM
Aluminum Co. Amer......................................     68,000 $  4,335,000
                                                                   ------------
CHEMICALS
Air Prods & Chems Inc. ................................     56,000    3,871,000
Georgia Gulf Corp. ....................................     79,800    2,144,625
IMC Global Inc. .......................................     76,000    2,973,500
Zeneca Group PLC ADR**.................................     55,800    4,687,200
                                                                   ------------
                                                                     13,676,325
                                                                   ------------
PAPER
James Riv Corp. Va.....................................    121,200    4,014,750
Kimberly Clark Corp. ..................................     62,400    5,943,600
                                                                   ------------
                                                                      9,958,350
                                                                   ------------
PLASTICS
Illinois Tool Wks Inc. ................................     62,000    4,952,250
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................              32,921,925
                                                                   ------------
CAPITAL GOODS (5.4%)
CONSTRUCTION AND MINING
Dover Corp. ...........................................     78,400    3,939,600
                                                                   ------------
ELECTRICAL EQUIPMENT
Boston Scientific Corp.*...............................     16,000      960,000
General Elec Co. ......................................    155,000   15,325,625
General Instrument Corp. ..............................     54,000    1,167,750
Philips Electrs N V....................................    116,000    4,640,000
                                                                   ------------
                                                                     22,093,375
                                                                   ------------
INDUSTRIAL MACHINERY
Applied Materials Inc. ................................    150,000    5,390,625
York Int'l. Corp. .....................................     78,100    4,363,838
                                                                   ------------
                                                                      9,754,463
                                                                   ------------
POLLUTION CONTROL
Browning Ferris Inds Inc. .............................    126,000    3,307,500
WMX Technologies Inc. .................................     51,500    1,680,188
                                                                   ------------
                                                                      4,987,688
                                                                   ------------
TOTAL CAPITAL GOODS....................................              40,775,126
                                                                   ------------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

CONSUMER BASICS (23.0%)
DRUGS AND HEALTH CARE
Abbott Labs............................................    131,000 $  6,648,250
American Home Products Corp. ..........................     31,600    1,852,550
Amgen Inc.*............................................     46,000    2,501,250
Astra AB ADR**.........................................    180,000    8,820,000
Cardinal Health Inc. ..................................     64,350    3,748,388
Centocor Inc.*.........................................     37,000    1,322,750
Columbia / HCA Healthcare Corp. .......................    104,050    4,240,038
FHP International Corp.*...............................     74,700    2,773,238
Forest Labs Inc.*......................................     23,000      753,250
Guidant Corp. .........................................    210,000   11,970,000
Johnson & Johnson......................................     69,600    3,462,600
Lilly Eli & Co. .......................................    142,800   10,424,400
Medtronic Inc. ........................................     38,100    2,590,800
Merck & Co. Inc. ......................................    135,000   10,698,750
Pacificare Health Sys Inc. Class B*....................     51,500    4,390,375
Pharmacia & Upjohn Inc. ...............................    154,000    6,102,250
Pfizer Inc. ...........................................    226,000   18,729,750
Sangstat Med Corp.*....................................     39,800    1,054,700
Smithkline Beecham PLC ADR**...........................     81,000    5,508,000
United Healthcare Corp. ...............................     96,800    4,356,000
Vivra Inc.*............................................     27,000      745,875
Warner Lambert Co. ....................................     61,600    4,620,000
                                                                   ------------
                                                                    117,313,214
                                                                   ------------
FOOD AND BEVERAGE
Archer Daniels Midland Co. ............................    135,000    2,970,000
CPC Int'l. Inc. .......................................     46,000    3,565,000
Coca Cola Co. .........................................     75,000    3,946,875
Coca Cola Co. Enterprises Inc. ........................     45,000    2,182,500
Conagra Inc. ..........................................     90,000    4,477,500
Kellogg Co. ...........................................     56,000    3,675,000
McCormick & Co. Inc. ..................................     97,300    2,292,631
Panamerican Beverages Inc. Class A.....................     20,000      937,500
Pepsico Inc. ..........................................     89,000    2,603,250
Pioneer Hi Bred Int'l. Inc. ...........................     14,000      980,000
                                                                   ------------
                                                                     27,630,256
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

HOUSEHOLD PRODUCTS
Colgate Palmolive Co. .................................     34,000 $  3,136,500
Gillette Co. ..........................................     66,300    5,154,825
Procter & Gamble Co. ..................................     28,000    3,010,000
                                                                   ------------
                                                                     11,301,325
                                                                   ------------
RETAIL GROCERY
Safeway Inc. New*......................................     93,100    3,980,025
                                                                   ------------
TOBACCO
Philip Morris Cos. Inc. ...............................    117,000   13,177,125
                                                                   ------------
TOTAL CONSUMER BASICS..................................             173,401,945
                                                                   ------------
CONSUMER DURABLE GOODS (1.0%)
AUTOMOBILES
Honda Motor Ltd. ADR**.................................     70,000    3,963,750
Volvo Aktiebolaget ADR**...............................    158,500    3,447,375
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               7,411,125
                                                                   ------------
CONSUMER NON-DURABLES (5.6%)
APPAREL AND TEXTILES
Liz Claiborne Inc. ....................................     23,000      888,375
Nike Inc. Class B......................................     43,100    2,575,225
V F Corp. .............................................     40,400    2,727,000
                                                                   ------------
                                                                      6,190,600
                                                                   ------------
COSMETICS AND TOILETRIES
Avon Products Inc. ....................................     33,700    1,925,113
Revlon Inc. Class A*...................................     53,000    1,583,375
                                                                   ------------
                                                                      3,508,488
                                                                   ------------
RETAIL TRADE
Autozone Inc.*.........................................     76,600    2,106,500
CVS Corp. .............................................     20,000      827,500
Federated Dept Stores Inc. Del.*.......................     59,000    2,013,375
Home Depot Inc. .......................................     68,500    3,433,563
Limited Inc. ..........................................    100,000    1,837,500
Nine West Group Inc.*..................................     21,000      973,875
Price Costco. Inc.*....................................    125,700    3,158,213
TJX Co. S Inc. New.....................................     74,000    3,505,750
Toys R Us Inc.*........................................    116,200    3,486,000
Wal Mart Stores Inc. ..................................     75,000    1,715,625
Woolworth Corp.*.......................................    205,000    4,484,375
                                                                   ------------
                                                                     27,542,276
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

TOYS, AMUSEMENTS, SPORTING GOODS
Hasbro Inc.............................................    118,000 $  4,587,250
                                                                   ------------
TOTAL CONSUMER NON-DURABLES............................              41,828,614
                                                                   ------------
CONSUMER SERVICES (3.0%)
AIR TRAVEL
Delta Airlines Inc. Del................................     73,138    5,183,656
                                                                   ------------
HOTELS AND RESTAURANTS
Hilton Hotels Corp.....................................    160,200    4,185,225
Host Marriott Corp.*...................................    307,000    4,912,000
Marriot Int'l. Inc.....................................     17,000      939,250
                                                                   ------------
                                                                     10,036,475
                                                                   ------------
LEISURE TIME
Disney Walt Co.........................................     63,179    4,398,838
Doubletree Corp.*......................................     22,000      990,000
Harrah's Entertainment Inc.*...........................     88,500    1,758,938
                                                                   ------------
                                                                      7,147,776
                                                                   ------------
TOTAL CONSUMER SERVICES................................              22,367,907
                                                                   ------------
ENERGY (7.1%)
DOMESTIC OIL
Atlantic Richfield Co. ................................     53,600    7,102,000
USX Marathon Group New.................................    116,100    2,771,888
                                                                   ------------
                                                                      9,873,888
                                                                   ------------
GAS EXPLORATION
BJ Svcs Co.*...........................................     19,000      969,000
Burlington Res Inc. ...................................     50,200    2,528,825
Enron Corp. ...........................................     91,000    3,924,375
Union Pacific Res Group Inc. ..........................    121,951    3,567,067
                                                                   ------------
                                                                     10,989,267
                                                                   ------------
INTERNATIONAL OIL
British Petroleum PLC ADR**............................      7,000      989,625
Chevron Corp. .........................................     51,000    3,315,000
Mobil Corp. ...........................................     25,000    3,056,250
Royal Dutch Petroleum Co. .............................     23,000    3,927,250
Shell Trans & Trading PLC..............................     40,000    4,095,000
                                                                   ------------
                                                                     15,383,125
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

PETROLEUM SERVICES
Helmerich and Payne Inc. ..............................     74,100 $  3,862,463
Schlumberger Ltd. .....................................    108,300   10,816,463
Western Atlas Inc.*....................................     35,000    2,480,625
                                                                   ------------
                                                                     17,159,551
                                                                   ------------
TOTAL ENERGY...........................................              53,405,831
                                                                   ------------
FINANCE (13.8%)
BANKS
Bankamerica Corp. .....................................     66,000    6,583,500
Chase Manhattan Corp. New..............................     59,200    5,283,600
Citicorp...............................................     26,000    2,678,000
First Chicago Nbd Corp. ...............................     73,690    3,960,838
First Sec Corp. Del. ..................................     28,000      945,000
Morgan J P & Co. Inc. .................................     39,066    3,813,818
Nationsbank Corp. .....................................     48,200    4,711,550
PNC Bank Corp. ........................................    149,000    5,606,125
Suntrust Bks Inc. .....................................     80,000    3,940,000
Wells Fargo & Co. .....................................     13,500    3,641,625
                                                                   ------------
                                                                     41,164,056
                                                                   ------------
FINANCIAL SERVICES
Allstate Corp. ........................................    100,500    5,816,438
Associates First Cap Corp. Class A.....................     66,100    2,916,663
Federal Nat'l Mtg Assn.................................     75,000    2,793,750
Green Tree Finl Corp. .................................    100,800    3,893,400
Household Int'l. Inc. .................................     10,000      922,500
Merrill Lynch & Co. Inc. ..............................     30,600    2,493,900
Student Ln Marketing Assn. New.........................     45,500    4,237,188
                                                                   ------------
                                                                     23,073,839
                                                                   ------------
INSURANCE
American Int'l. Group Inc. ............................     73,187    7,922,493
Cincinnati Finl Corp. .................................     64,229    4,166,856
Exel Ltd. .............................................    222,000    8,408,250
General Re Corp. ......................................     43,500    6,862,125
PMI Group Inc. ........................................     17,000      941,375
                                                                   ------------
                                                                     28,301,099
                                                                   ------------
INVESTMENT ADVISORS
Edwards AG Inc. .......................................     95,500    3,211,188
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

SAVINGS AND LOAN
Ahmanson H F and Co. ..................................     95,000 $  3,087,500
Golden West Finl Corp. Del.............................     75,000    4,734,375
                                                                   ------------
                                                                      7,821,875
                                                                   ------------
TOTAL FINANCE..........................................             103,572,057
                                                                   ------------
GENERAL BUSINESS (9.7%)
BROADCASTING
TCI Satellite Entertainment Inc. Class A*..............     13,000      128,375
Tele Communications Inc. New*..........................    130,000    1,698,125
U S West Inc.*.........................................    205,000    3,792,500
Viacom Inc. Class A*...................................     70,000    2,415,000
Viacom Inc. Class B*...................................     20,500      714,938
                                                                   ------------
                                                                      8,748,938
                                                                   ------------
BUSINESS SERVICES
America Online Inc. Del.*..............................     90,000    2,992,500
Bisys Group Inc.*......................................     23,000      852,438
CUC Int'l. Inc.*.......................................    112,800    2,679,000
Cognizant Corp.*.......................................     56,000    1,848,000
Danka Bus Sys ADR**....................................     23,000      813,625
First Data Corp. ......................................     97,108    3,544,442
Information Res Inc.*..................................     72,000    1,008,000
Interpublic Group Cos Inc. ............................     90,000    4,275,000
Nokia Corp. ADR**......................................     47,000    2,708,375
Olsten Corp.*..........................................     40,000      605,000
Service Corp. Int'l. ..................................     63,200    1,769,600
                                                                   ------------
                                                                     23,095,980
                                                                   ------------
NEWSPAPERS
Gannett Inc. ..........................................     39,000    2,920,125
Newscorp Ltd., New ADR**...............................     90,000    1,878,750
Newscorp Ltd. ADR**....................................     45,000      793,125
                                                                   ------------
                                                                      5,592,000
                                                                   ------------
OFFICE FURNISHINGS AND SUPPLIES
Avery Dennison Corp. ..................................     28,000      990,500
Staples Inc.*..........................................    172,800    3,121,200
                                                                   ------------
                                                                      4,111,700
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

PUBLISHING
Dun & Bradstreet Corp. ................................     56,000 $  1,330,000
Jostens Inc. ..........................................    169,958    3,590,363
Time Warner Inc. ......................................    168,500    6,318,750
                                                                   ------------
                                                                     11,239,113
                                                                   ------------
TELECOMMUNICATIONS SERVICES
Ascend Communications Inc.*............................     56,900    3,534,913
Cascade Communications Corp.*..........................      6,000      330,750
Lucent Technologies Inc. ..............................     93,200    4,310,500
MFS Communications Inc.*...............................    140,800    7,673,600
Paging Network Inc.*...................................     52,000      793,000
Qualcomm Inc.*.........................................     52,800    2,105,400
Tele Communications Inc. New*..........................     64,500    1,842,281
                                                                   ------------
                                                                     20,590,444
                                                                   ------------
TOTAL GENERAL BUSINESS.................................              73,378,175
                                                                   ------------
MISCELLANEOUS (1.5%)
CONGLOMERATES
Textron Inc. ..........................................     57,000    5,372,250
U S Inds Inc. New*.....................................     53,700    1,845,938
                                                                   ------------
                                                                      7,218,188
                                                                   ------------
MISCELLANEOUS
Acnielson Corp.*.......................................     59,999      907,485
Planet Hollywood Int'l. Inc.*..........................     39,000      770,250
Saks Hldgs Inc.*.......................................     37,000      999,000
Transocean Offshore Inc. ..............................     23,600    1,477,950
                                                                   ------------
                                                                      4,154,685
                                                                   ------------
TOTAL MISCELLANEOUS....................................              11,372,873
                                                                   ------------
TECHNOLOGY (20.2%)
AEROSPACE
Allied Signal Inc. ....................................     14,000      938,000
Boeing Co. ............................................    190,575   20,272,416
Lockheed Martin Corp. .................................     69,500    6,359,250
U S Robotics Corp.*....................................     56,100    4,039,200
                                                                   ------------
                                                                     31,608,866
                                                                   ------------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

COMPUTERS AND BUSINESS EQUIPMENT
Cabletron Systems Inc.*................................     97,100 $  3,228,575
Cisco. Sys Inc.*.......................................    144,000    9,162,000
Compaq Computer Corp.*.................................     19,000    1,410,750
EMC Corp.*.............................................     32,000    1,060,000
International Business Machines........................     50,200    7,580,200
Netscape Communications Corp.*.........................     62,900    3,577,438
Seagate Technology*....................................    109,000    4,305,500
Sun Microsystems Inc.*.................................     32,000      822,000
Sundstrand Corp. ......................................     51,000    2,167,500
3COM Corp.*............................................     25,000    1,834,375
Xerox Corp. ...........................................     94,500    4,973,063
                                                                   ------------
                                                                     40,121,401
                                                                   ------------
ELECTRONICS
Adaptec Inc.*..........................................     74,400    2,976,000
Apple Computer*........................................     92,900    1,939,288
Ericsson L M Tel Co. Class B ADR**.....................    211,000    6,369,563
Honeywell Inc. ........................................     72,400    4,760,300
Intel Corp. ...........................................    172,600   22,599,813
KLA Instrs Corp.*......................................    145,000    5,147,500
LSI Logic Corp.*.......................................     65,000    1,738,750
Newbridge Networks Corp.*..............................     33,000      932,250
SGS Thomson Microelectronics*..........................     16,000    1,120,000
Teradyne Inc.*.........................................    170,000    4,143,750
                                                                   ------------
                                                                     51,727,214
                                                                   ------------
SOFTWARE
Computer Assoc Int'l. Inc. ............................     78,925    3,926,519
HBO & Co. .............................................     76,500    4,542,188
Informix Corp.*........................................     58,000    1,181,750
Microsoft Corp.*.......................................    122,800   10,146,350
Oracle Sys Corp.*......................................    124,000    5,177,000
Sterling Comm. Inc.*...................................     32,000    1,128,000
Sterling Software Inc.*................................     12,000      379,500
Sybase Inc.*...........................................    143,000    2,386,313
                                                                   ------------
                                                                     28,867,620
                                                                   ------------
TOTAL TECHNOLOGY.......................................             152,325,101
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                              GROWTH EQUITY FUND

                               DECEMBER 31, 1996

                                                          SHARES      VALUE
                                                        ---------- ------------

TRANSPORTATION (0.5)%
RAILROADS AND EQUIPMENT
Union Pacific Corp. ...................................     65,000 $  3,908,125
                                                                   ------------
TOTAL TRANSPORTATION...................................               3,908,125
                                                                   ------------
UTILITIES (3.2%)
GAS AND PIPELINE UTILITIES
MCN Corp. .............................................     22,000      635,250
Sonat Inc. ............................................     59,400    3,059,100
                                                                   ------------
                                                                      3,694,350
                                                                   ------------
TELEPHONE
Airtouch Communications Inc.*..........................     83,300    2,103,325
AT & T Corp. ..........................................     73,975    3,217,913
GTE Corp. .............................................     78,000    3,549,000
MCI Communications Corp. ..............................    102,000    3,334,125
Telephone & Data Sys Inc. .............................     64,200    2,327,250
Worldco Inc.*..........................................    237,700    6,195,040
                                                                   ------------
                                                                     20,726,653
                                                                   ------------
TOTAL UTILITIES........................................              24,421,003
                                                                   ------------
TOTAL COMMON STOCKS (Cost $553,186,989)................             741,089,807
                                                                   ------------
                                                          UNITS
                                                        ----------
SHORT TERM INVESTMENTS (COST $11,701,307) (1.6%)
State Street Bank Yield Enhanced Short Term Investment
 Fund)................................................. 11,701,307   11,701,307
                                                                   ------------
TOTAL INVESTMENTS (Cost $564,888,296) (100%)...........             752,791,114
Other Assets less Liabilities (0.0%)...................                   6,935
                                                                   ------------
NET ASSETS (100%)......................................            $752,798,049
                                                                   ============

--------
*    Non-income producing security.
** An American Depository Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described. The values of ADRs are significantly influenced by trading on exchanges not located in the United States or Canada


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investments:
 ABA Members/Pooled Stable Asset Fund Trust, at value (cost
  $633,897,240)................................................... $633,897,240
State Street Bank Yield Enhanced Short Term Investment Fund, at
 value (cost $1,358,947)..........................................    1,358,947
Unamortized organizational costs..................................      299,520
                                                                   ------------
  Total Assets....................................................  635,555,707
                                                                   ------------
LIABILITIES
Payable for fund units redeemed...................................      443,785
State Street Bank and Trust Co.--program fee payable..............      196,940
Trustee, management and administration fees payable...............      106,748
American Bar Retirement Association--program fee payable..........       30,187
Other accruals....................................................       15,278
                                                                   ------------
  Total Liabilities...............................................      792,938
                                                                   ------------
Net assets (equivalent to $1.00 per unit based on 634,762,769 units outstanding)............................................... $634,762,769
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Interest income....................................................  $36,000,595
                                                                     -----------
Expenses
  State Street Bank and Trust Company--program fee.................    2,337,676
  Trustee, management and administration fees......................    1,235,231
  American Bar Retirement Association--program fee.................      343,088
  Amortization of organization costs...............................      205,836
  Reports to unitholders...........................................       23,275
  Legal and audit fees.............................................       61,272
                                                                     -----------
    Total expenses.................................................    4,206,378
                                                                     -----------
Net investment income and net increase in net assets resulting from operations........................................................  $31,794,217
                                                                     ===========



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                       1996           1995
                                                   -------------  -------------
FROM OPERATIONS
  Net investment income and net increase in net
   assets resulting from operations..............  $  31,794,217  $  28,957,399
                                                   -------------  -------------
  Reinvestment of net investment income..........    (31,794,217)   (28,957,399)
                                                   -------------  -------------
FROM UNITHOLDER TRANSACTIONS (at $1.00 per unit):
  Proceeds from units issued.....................    102,727,142     98,534,266
  Units issued in connection with reinvestment of
   net investment income.........................     31,794,217     28,957,399
  Units issued in connection with acquisition of
   Blended Rate Fund.............................            --     222,343,776
  Cost of units redeemed.........................   (129,966,222)  (211,607,186)
                                                   -------------  -------------
  Net increase in net assets resulting from
   unitholder transactions.......................      4,555,137    138,228,255
                                                   -------------  -------------
    Net increase in net assets...................      4,555,137    138,228,255
NET ASSETS
  Beginning of year..............................    630,207,632    491,979,377
                                                   -------------  -------------
  End of year....................................  $ 634,762,769  $ 630,207,632
                                                   =============  =============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the year)*

                                            FOR THE YEAR ENDED
                                               DECEMBER 31,
                               ------------------------------------------------
                                 1996      1995      1994      1993      1992
                               --------  --------  --------  --------  --------
Investment income............  $   .058  $   .061  $   .043  $   .035  $   .042
Expenses.....................     (.007)    (.007)    (.007)    (.008)    (.008)
                               --------  --------  --------  --------  --------
Net investment income........      .051      .054      .036      .027      .034
Reinvestment of net invest-
 ment income.................     (.051)    (.054)    (.036)    (.027)    (.034)
                               --------  --------  --------  --------  --------
Net asset value at beginning
 and end of period...........  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                               ========  ========  ========  ========  ========
Ratio of expenses to average
 net assets..................       .68%      .73%      .73%      .75%      .79%
Ratio of net investment in-
 come to average net assets..      5.15%     5.32%     3.55%     2.77%     3.45%
Net assets at end of year (in
 thousands)..................  $634,763  $630,208  $491,979  $509,905  $589,882

--------
* Calculations prepared using the monthly average number of units outstanding during the period.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1996

UNITS OF COLLECTIVE INVESTMENT FUNDS

State Street Bank ABA Members/Pooled Stable Asset Fund Trust
 ("SAFT") (Units 633,897,240) (a)................................ $633,897,240
State Street Bank Yield Enhanced Short Term Investment Fund
 (Units 1,358,947)...............................................    1,358,947
                                                                  ------------
TOTAL INVESTMENTS (Cost $635,256,187) (100.1%)...................  635,256,187
OTHER ASSETS LESS LIABILITIES (-0.1%)............................     (493,418)
                                                                  ------------
NET ASSETS (100.0%).............................................. $634,762,769
                                                                  ============

--------
(a) The Stable Asset Return Fund participates in the following SAFT investments:

                                               EFFECTIVE ANNUAL INVESTMENTS AT
                                               PERCENTAGE RATE  CONTRACT VALUE
                                                     1996          (NOTE 2)
                                               ---------------- --------------
   INVESTMENT CONTRACTS
   Allstate Life Insurance Company
    9 Investment Contracts
    (Maturities ranging from April 1, 1997 to
    July 31, 1999)............................    6.52-7.53%     $22,412,049
   Continental Assurance Company
    6 Investment Contracts
    (Maturities ranging from July 31, 1997 to
    December 31, 2002)........................    6.00-7.32       38,158,411
   Hartford Life Insurance Company
    1 Investment Contract
    (Maturities ranging from September 30,
    1997 to December 31, 1998)................    4.70-6.44        3,670,654
   John Hancock Mutual Life Insurance Company
    6 Investment Contracts
    (Maturities ranging from March 31, 1997 to
    November 30, 2002)........................    5.06-7.75       21,001,014
   Life of Virginia
    3 Investment Contracts, Indexed
    (Maturities ranging from June 30, 1999 to
    August 31, 2001 and upon funds request)...    4.71-7.10       16,071,657
   Metropolitan Life Insurance Company
    3 Investment Contracts
    (Maturities ranging from August 31, 1997
    to February 28, 2001).....................    6.08-6.37       25,253,870
   New York Life Asset Management
    6 Investment Contracts
    (Maturities ranging from March 31, 1997 to
    October 31, 1999).........................    5.51-6.93       25,025,322
   Pacific Mutual Life Insurance Company
    3 Investment Contracts, Indexed
    (Maturities ranging from May 31, 1997 to
    January 31, 2002).........................    5.17-6.91       25,609,410
   Principal Mutual Life Insurance Company
    6 Investment Contracts
    (Maturities ranging from September 30,
    1997 to February 28, 2002)................    5.70-7.20       21,025,685
   Provident Life and Accident Assurance
    Company
    2 Investment Contracts
    (Maturities ranging from December 31, 1997
    to March 31, 1998)........................    5.10-7.48        9,047,183
   Providian Capital Management
    5 Investment Contracts
    (Maturities ranging from April 30, 1997 to
    March 31, 2002)...........................    6.67-7.03       29,528,045

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1996

                                                 EFFECTIVE ANNUAL INVESTMENTS AT
                                                 PERCENTAGE RATE  CONTRACT VALUE
                                                       1996          (NOTE 2)
                                                 ---------------- --------------
   INVESTMENT CONTRACTS (CONTINUED)
   Prudential Asset Management
    4 Investment Contracts
    (Maturities ranging from Janury 31, 1997 to
    January 31, 2000)..........................       5.19-7.35%   $ 22,241,208
   Sun Life of Canada
    2 Investment Contracts
    (Maturities ranging from December 31, 1999
    to April 30, 2001).........................       6.82-6.87      17,484,554
   Transamerica Asset Management
    1 Investment Contract
    (Maturities ranging from September 1, 1997
    to August 31, 2000)........................            6.25       4,324,032
                                                                   ------------
   Total Investment Contracts (Cost
    $280,853,094)..............................                     280,853,094
                                                                   ------------
   SYNTHETIC INVESTMENT CONTRACTS*
   CDC Investment Management Group
    1 Investment Contract
    (Maturities ranging from February 29, 1997
    to December 31, 1999)
   Underlying Security:
   FHLMC, 6.75%, 10/15/13, principal $8,330,000
    Total market value $8,272,489, wrapper
    ($340,233).................................            7.70       7,932,256
   J. P. Morgan
    1 Investment Contract
    (Maturities ranging from January 15, 1997
    to January 15, 1999)
   Underlying Security:
    U.S. Treasury Note, 6.375%, 1/15/99,
    principal $6,451,000
    Total market value $6,415,869, wrapper
    $1,252,910.................................            5.28       7,668,779
   Morgan Guaranty Trust Company
    1 Investment Contract
    (Maturities ranging from December 15, 1999
    to May 15, 2001)
   Underlying Security:
   Advanta Credit Card Master Trust, 5.655%,
    11/13/03, principal $10,000,000
    Total market value $9,849,572, wrapper
    $388,599...................................            7.06      10,238,171
                                                                   ------------
   Total Synthetic Investment Contracts (Cost
    $25,839,206)...............................                      25,839,206
                                                                   ------------
                                                                    AMORTIZED
                                                       COST           VALUE
                                                 ---------------- --------------
   SHORT TERM INVESTMENTS
   State Street Bank Yield Enhanced Short Term
    Investment Fund--327,204,940 units.........    $327,204,940     327,204,940
                                                                   ------------
   Total investments (cost $633,897,240).......                    $633,897,240
                                                                   ============

--------
* Synthetic investment contracts represent individual assets placed in a trust with ownership by the fund and a third party issues a wrapper contract that provides that holders can, and must, execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES
                               DECEMBER 31, 1996

ASSETS
Investments:
State Street Bank Flagship S&P 500 Index Fund, at value (cost
 $50,726,746 and units 522,641).................................... $62,405,446
State Street Bank Russell Special Small Company Common Trust Fund,
 at value (cost $18,314,033 and units 1,372,227)...................  20,005,704
Cash...............................................................     145,835
Receivable for fund units sold.....................................     473,697
Unamortized organizational costs...................................      38,911
                                                                    -----------
  Total Assets.....................................................  83,069,593
                                                                    -----------
LIABILITIES
Payable for investments purchased..................................     146,836
State Street Bank and Trust Co.--program fee payable...............      25,728
Trustee, management and administration fees payable................      12,078
American Bar Retirement Association--program fee payable...........       3,755
Other accruals.....................................................         193
                                                                    -----------
  Total Liabilities................................................     188,590
                                                                    -----------
Net assets (equivalent to $16.86 per unit based on 4,914,409 units outstanding)...................................................... $82,881,003
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

INVESTMENT INCOME
  Dividend income.................................................. $ 1,212,076
                                                                    -----------
    Total investment income........................................   1,212,076
                                                                    -----------
EXPENSES
  State Street Bank and Trust Co.--program fee.....................     249,826
  Trustee, management and administration fees......................     120,881
  American Bar Retirement Association--program fee.................      36,659
  Amortization of organization costs...............................      19,404
  Legal and audit fees.............................................      19,983
  Report to unitholders............................................       7,591
                                                                    -----------
    Total expenses.................................................     454,344
                                                                    -----------
Net investment income..............................................     757,732
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) INVESTMENTS
  Net realized gain................................................   5,721,776
  Change in net unrealized appreciation on investments.............   6,212,264
                                                                    -----------
    Net realized and unrealized gain on investments................  11,934,040
                                                                    -----------
Net increase in net assets resulting from operations............... $12,691,772
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
FROM OPERATIONS
  Net investment income (loss)....................... $   757,732  $  (140,720)
  Net realized gain on investments...................   5,721,776      673,628
  Net change in unrealized appreciation on invest-
   ments.............................................   6,212,264    6,934,028
                                                      -----------  -----------
  Net increase in net assets resulting from opera-
   tions.............................................  12,691,772    7,466,936
                                                      -----------  -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units sold...........................  31,403,731   38,208,921
  Cost of units redeemed.............................  (9,234,771)  (9,317,584)
                                                      -----------  -----------
  Net increase in net assets resulting from
   unitholder transactions...........................  22,168,960   28,891,337
                                                      -----------  -----------
    Net increase in net assets.......................  34,860,732   36,358,273
NET ASSETS
  Beginning of year..................................  48,020,271   11,661,998
                                                      -----------  -----------
  End of year........................................ $82,881,003  $48,020,271
                                                      ===========  ===========
NUMBER OF UNITS
  Outstanding--beginning of year.....................   3,437,843    1,126,553
    Sold.............................................   2,077,161    3,069,243
    Redeemed.........................................    (600,595)    (757,953)
                                                      -----------  -----------
  Outstanding--end of year...........................   4,914,409    3,437,843
                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                               FOR THE PERIOD
                                               FOR THE         APRIL 30, 1994
                                             YEAR ENDED         (COMMENCEMENT
                                            DECEMBER 31,      OF OPERATIONS) TO
                                           ----------------     DECEMBER 31,
                                            1996     1995           1994
                                           -------  -------   -----------------
Investment income......................... $   .28  $   .02        $   --
Expenses..................................    (.11)    (.08)          (.04)
                                           -------  -------        -------
Net investment income (loss)..............     .17     (.06)          (.04)
Net realized and unrealized gain on in-
 vestments................................    2.72     3.68            .39
                                           -------  -------        -------
Net increase in unit value................    2.89     3.62            .35
Net asset value at beginning of period....   13.97    10.35          10.00
                                           -------  -------        -------
Net asset value at end of period.......... $ 16.86  $ 13.97        $ 10.35
                                           =======  =======        =======
Ratio of expenses to average net assets...     .69%     .68%           .94%**
Ratio of net investment income (loss) to
 average net assets.......................    1.15%    (.52%)          .94%**
Portfolio turnover ***....................   17.48%  131.73%         53.55%
Total return..............................   20.68%   34.98%          3.50%
Net assets at end of period (in thou-
 sands)................................... $82,881  $48,020        $11,662

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
** Ratios annualized.
*** Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investments funds.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investments:
PIMCO Total Return Fund, at value
 (cost $33,306,599 and shares 3,182,755)........................... $33,418,929
MasterWorks Bond Index Funds, at value
 (cost $16,483,656 and shares 1,706,199)...........................  16,191,828
Receivable for fund units sold.....................................     157,405
Unamortized organizational costs...................................      23,347
                                                                    -----------
    Total Assets...................................................  49,791,509
                                                                    -----------
LIABILITIES
Payable for investments purchased..................................     157,405
State Street Bank and Trust Co.--program fee payable...............      15,506
Trustee, management and administration fees payable................       4,201
American Bar Retirement Association--program fee payable...........       2,271
Other accruals.....................................................         309
                                                                    -----------
    Total Liabilities..............................................     179,692
                                                                    -----------
NET ASSETS (equivalent to $10.89 per unit
 based on 4,556,518 units outstanding)............................. $49,611,817
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

INVESTMENT INCOME
  Dividends........................................................ $ 2,848,793
                                                                    -----------
  Total investment income..........................................   2,848,793
                                                                    -----------
EXPENSES
  State Street Bank and Trust Co.--program fee.....................     168,340
  Trustee, management and administration fees......................      34,961
  American Bar Retirement Association--program fee.................      24,704
  Amortization of organization costs...............................      20,570
  Reports to unitholders...........................................       2,922
  Legal and audit fees.............................................       7,695
                                                                    -----------
    Total expenses.................................................     259,192
                                                                    -----------
Net investment income..............................................   2,589,601
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized loss................................................    (177,766)
  Change in net unrealized depreciation............................  (1,011,400)
                                                                    -----------
    Net realized and unrealized loss on investments................  (1,189,166)
                                                                    -----------
Net increase in net assets resulting from operations............... $ 1,400,435
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                               FOR THE PERIOD
                                                                SEPTEMBER 5,
                                                                    1995
                                                  FOR THE       (COMMENCEMENT
                                                 YEAR ENDED   OF OPERATIONS) TO
                                                DECEMBER 31,    DECEMBER 31,
                                                    1996            1995
                                                ------------  -----------------
FROM OPERATIONS
  Net investment income........................ $  2,589,601     $   972,338
  Net realized gain (loss) on investments......     (177,766)          8,982
  Net change in unrealized appreciation (depre-
   ciation) on investments.....................   (1,011,400)        831,903
                                                ------------     -----------
    Net increase in net assets resulting from
     operations................................    1,400,435       1,813,223
                                                ------------     -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued...................   21,795,326      35,221,124
  Cost of units redeemed.......................  (10,040,616)       (577,675)
                                                ------------     -----------
    Net increase in net assets resulting from
     unitholder transactions...................   11,754,710      34,643,449
                                                ------------     -----------
      Net increase in net assets...............   13,155,145      36,456,672
NET ASSETS
  Beginning of period..........................   36,456,672             --
                                                ------------     -----------
  End of period................................ $ 49,611,817     $36,456,672
                                                ============     ===========
NUMBER OF UNITS
  Outstanding--beginning of period.............    3,447,358             --
    Sold.......................................    2,076,702       3,503,766
    Redeemed...................................     (967,542)        (56,408)
                                                ------------     -----------
  Outstanding--end of period...................    4,556,518       3,447,358
                                                ============     ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                               FOR THE PERIOD
                                                                SEPTEMBER 5,
                                                                    1995
                                                   FOR THE      (COMMENCEMENT
                                                  YEAR ENDED  OF OPERATIONS) TO
                                                 DECEMBER 31,   DECEMBER 31,
                                                     1996           1995
                                                 ------------ -----------------
Investment income...............................    $  .67          $  .34
Expenses........................................      (.06)           (.02)
                                                   -------         -------
Net investment income...........................       .61             .32
Net realized and unrealized gain (loss) on in-
 vestments......................................      (.30)            .26
                                                   -------         -------
Net increase in unit value......................       .31             .58
Net asset value at beginning of period..........     10.58           10.00
                                                   -------         -------
Net asset value at end of period................    $10.89          $10.58
                                                   =======         =======
Ratio of expenses to average net assets.........       .58%            .69%**
Ratio of net investment income to average net
 assets.........................................      5.82%           9.17%**
Portfolio turnover ***..........................     22.37%           1.60%
Total return....................................      2.93%           5.80%
Net assets at end of period (in thousands)......   $49,612         $36,457

--------
*Calculations prepared using the monthly average number of units outstanding during the period.
**Ratios annualized.
***Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investment in T. Rowe Price International Stock Fund at value (cost
 $32,234,612 and shares 2,410,622).................................  $33,266,583
Receivable for fund units sold.....................................      697,432
Unamortized organizational costs...................................       15,884
                                                                     -----------
  Total Assets.....................................................   33,979,899
                                                                     -----------
LIABILITIES
Payable for investments purchased..................................      697,432
State Street Bank and Trust Co.--program fee payable...............       10,130
Trustee, management and administration fees payable................        2,132
American Bar Retirement Association--program fee payable...........        1,657
Other accruals.....................................................          248
                                                                     -----------
  Total Liabilities................................................      711,599
                                                                     -----------
NET ASSETS (equivalent to $17.80 per unit based on 1,868,547 units outstanding)......................................................  $33,268,300
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

INVESTMENT INCOME
  Dividends......................................................... $  967,405
                                                                     ----------
    Total investment income.........................................    967,405
                                                                     ----------
EXPENSES
  State Street Bank and Trust Co.--program fee......................     87,483
  Trustee, management and administration fees.......................     18,343
  American Bar Retirement Association--program fee..................     13,009
  Amortization of organization costs................................      7,025
  Reports to unitholders............................................      2,917
  Legal and audit fees..............................................      7,677
                                                                     ----------
    Total expenses..................................................    136,454
                                                                     ----------
Net investment income...............................................    830,951
                                                                     ----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain.................................................  1,492,478
  Change in net unrealized appreciation.............................  1,022,272
                                                                     ----------
    Net realized and unrealized gain on investments.................  2,514,750
                                                                     ----------
Net increase in net assets resulting from operations................ $3,345,701
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                               FOR THE PERIOD
                                                                SEPTEMBER 5,
                                                                    1995
                                                  FOR THE       (COMMENCEMENT
                                                 YEAR ENDED   OF OPERATIONS) TO
                                                DECEMBER 31,    DECEMBER 31,
                                                    1996            1995
                                                ------------  -----------------
FROM OPERATIONS
  Net investment income........................ $    830,951     $   248,677
  Net realized gain on investments.............    1,492,478           2,277
  Net change in unrealized appreciation on in-
   vestments...................................    1,022,272           9,699
                                                ------------     -----------
  Net increase in net assets resulting from op-
   erations....................................    3,345,701         260,653
                                                ------------     -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from sales of units.................   35,096,067      10,772,518
  Cost of units redeemed.......................  (16,022,030)       (184,609)
                                                ------------     -----------
  Net increase in net assets resulting from
   unitholder transactions.....................   19,074,037      10,587,909
                                                ------------     -----------
    Net increase in net assets.................   22,419,738      10,848,562
NET ASSETS
  Beginning of period..........................   10,848,562             --
                                                ------------     -----------
  End of period................................ $ 33,268,300     $10,848,562
                                                ============     ===========
NUMBER OF UNITS
  Outstanding--beginning of period.............      705,954             --
    Sold.......................................    2,107,610         718,291
    Redeemed...................................     (945,017)        (12,337)
                                                ------------     -----------
  Outstanding--end of period...................    1,868,547         705,954
                                                ============     ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                               FOR THE PERIOD
                                                                SEPTEMBER 5,
                                                                    1995
                                                   FOR THE      (COMMENCEMENT
                                                  YEAR ENDED  OF OPERATIONS) TO
                                                 DECEMBER 31,   DECEMBER 31,
                                                     1996           1995
                                                 ------------ -----------------
Investment income...............................   $   .70         $   .49
Expenses........................................      (.10)           (.03)
                                                   -------         -------
Net investment income...........................       .60             .46
Net realized and unrealized gain (loss) on in-
 vestments......................................      1.83            (.09)
                                                   -------         -------
Net increase....................................      2.43             .37
Net asset value at beginning of period..........     15.37           15.00
                                                   -------         -------
Net asset value at end of period................   $ 17.80         $ 15.37
                                                   =======         =======
Ratio of expenses to average net assets.........       .59%            .57%**
Ratio of net investment income to average net
 assets.........................................      3.58%            9.2%**
Portfolio turnover ***..........................     73.42%           3.51%
Total return....................................     15.81%           2.47%
Net assets at end of period (in thousands)......   $33,268         $10,849

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
** Ratios annualized.
*** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolios of the registered investment company.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

ASSETS
Investments, at value (cost $40,236,294)........................... $47,190,964
Cash...............................................................         512
Receivable for fund units sold.....................................     887,148
Dividends and interest receivable..................................     160,568
Unamortized organizational costs...................................      22,323
                                                                    -----------
  Total Assets.....................................................  48,261,515
                                                                    -----------
LIABILITIES
Payable for investments purchased..................................      66,675
Investment advisory fee payable....................................      43,713
State Street Bank and Trust Co.--program fee payable...............      14,527
Trustee, management and administration fees payable................       3,010
American Bar Retirement Association--program fee payable...........       2,127
Other accruals.....................................................         269
                                                                    -----------
  Total Liabilities................................................     130,321
                                                                    -----------
NET ASSETS (equivalent to $15.73 per unit based on 3,060,634 units outstanding)...................................................... $48,131,194
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

INVESTMENT INCOME
  Dividends (net of foreign tax expense of $1,567)............... $  763,336
  Interest.......................................................    236,317
                                                                  ----------
    Total investment income......................................    999,653
                                                                  ----------
EXPENSES
  Investment advisory fee........................................    143,180
  State Street Bank and Trust Co.--program fee...................    132,856
  Trustee, management and administration fees....................     27,818
  American Bar Retirement Association--program fee...............     19,494
  Amortization of organization costs.............................      9,774
  Reports to unitholders.........................................      4,264
  Legal and audit fees...........................................     11,223
                                                                  ----------
    Total expenses...............................................    348,609
                                                                  ----------
  Net investment income..........................................    651,044
                                                                  ----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain..............................................    535,992
  Change in net unrealized appreciation..........................  5,938,274
                                                                  ----------
    Net realized and unrealized gain on investments..............  6,474,266
                                                                  ----------
  Net increase in net assets resulting from operations........... $7,125,310
                                                                  ==========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                                FOR THE PERIOD
                                                                 SEPTEMBER 5,
                                                                     1995
                                                   FOR THE       (COMMENCEMENT
                                                  YEAR ENDED   OF OPERATIONS) TO
                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1995
                                                 ------------  -----------------
OPERATIONS
  Net investment income......................... $   651,044      $   109,882
  Net realized gain (loss) on investments.......     535,992          (11,116)
  Net change in unrealized appreciation on in-
   vestments....................................   5,938,274        1,016,389
                                                 -----------      -----------
  Net increase in net assets resulting from op-
   erations.....................................   7,125,310        1,115,155
                                                 -----------      -----------
UNITHOLDER TRANSACTIONS
  Proceeds from sales of units..................  28,084,938       19,898,639
  Cost of units redeemed........................  (7,695,572)        (397,276)
                                                 -----------      -----------
  Net increase in net assets resulting from
   unitholder transactions......................  20,389,366       19,501,363
                                                 -----------      -----------
    Net increase in net assets..................  27,514,676       20,616,518
NET ASSETS
  Beginning of period...........................  20,616,518              --
                                                 -----------      -----------
  End of period................................. $48,131,194      $20,616,518
                                                 ===========      ===========
NUMBER OF UNITS
  Outstanding--beginning of period..............   1,594,367              --
    Sold........................................   2,004,767        1,627,099
    Redeemed....................................    (538,500)         (32,732)
                                                 -----------      -----------
  Outstanding--end of period....................   3,060,634        1,594,367
                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)**

                                                                FOR THE PERIOD
                                                                 SEPTEMBER 5,
                                                                     1995
                                                    FOR THE      (COMMENCEMENT
                                                   YEAR ENDED  OF OPERATIONS) TO
                                                  DECEMBER 31,   DECEMBER 31,
                                                      1996           1995
                                                  ------------ -----------------
Investment income...............................    $   .40         $   .13
Expenses........................................       (.14)           (.04)
                                                    -------         -------
Net investment income...........................        .26             .09
Net realized and unrealized gain on investments.       2.54             .84
                                                    -------         -------
Net increase in unit value......................       2.80             .93
Net asset value at beginning of period..........      12.93           12.00
                                                    -------         -------
Net asset value at end of period................    $ 15.73         $ 12.93
                                                    =======         =======
Ratio of expenses to average net assets.........        .99%           1.00%*
Ratio of net investment income to average net
 assets.........................................       1.85%           2.12%*
Portfolio turnover..............................      16.73%            3.8%
Total return....................................      21.66%           7.75%
Net assets at end of period (in thousands)......    $48,131         $20,617

--------
* Ratios annualized.
** Calculations prepared using the monthly average number of units outstanding during the period.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

COMMON STOCKS (90.3%)
BASIC INDUSTRIES (6.3%)
ALUMINUM
Alcan Alum Ltd. ........................................      7,700 $   258,913
Alumax Inc.*............................................      1,800      60,075
Aluminum Co. Amer.......................................      4,300     274,125
                                                                    -----------
                                                                        593,113
                                                                    -----------
CHEMICALS
Dow Chem Co. ...........................................      4,500     352,688
Du Pont EI De Nemours & Co. ............................      1,100     103,813
Eastman Chem Co. .......................................      3,400     187,850
FMC Corp. New*..........................................      2,900     203,363
Great Lakes Chemical Corp. .............................      3,200     149,600
Nalco Chem Co. .........................................      2,300      83,088
Sigma Aldrich...........................................      3,400     212,288
Union Carbide Corp. ....................................      4,700     192,113
                                                                    -----------
                                                                      1,484,803
                                                                    -----------
CONTAINERS & GLASS
Ball Corp. .............................................      9,100     236,600
                                                                    -----------
PAPER
Champion Int'l Corp. ...................................      4,900     211,925
International Paper Co. ................................      6,500     262,438
Minnesota Mining & Mfg Co. .............................      2,400     198,900
                                                                    -----------
                                                                        673,263
                                                                    -----------
TOTAL BASIC INDUSTRIES..................................              2,987,779
                                                                    -----------
CAPITAL GOODS (4.7%)
ELECTRICAL EQUIPMENT
Arrow Electrs Inc.*.....................................      4,400     235,400
General Elec Co. .......................................      9,300     919,538
                                                                    -----------
                                                                      1,154,938
                                                                    -----------
INDUSTRIAL MACHINERY
Briggs & Stratton Corp. ................................      5,700     250,800
Giddings & Lewis Inc.  .................................      7,200      92,700
Wheelabrator Technologies Inc. .........................      9,100     147,875
                                                                    -----------
                                                                        491,375
                                                                    -----------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

POLLUTION CONTROL
Browning Ferris Inds Inc. ..............................      9,500 $   249,375
WMX Technologies Inc. ..................................      6,100     199,013
Waste Mgmt Int'l. PLC ADR* **...........................     23,600     185,850
                                                                    -----------
                                                                        634,238
                                                                    -----------
TOTAL CAPITAL GOODS.....................................              2,280,551
                                                                    -----------
CONSUMER BASICS (14.1%)
DRUGS & HEALTH CARE
Abbott Labs.............................................      9,200     466,900
Allergan Inc. ..........................................      7,400     263,625
American Home Products Corp. ...........................        600      35,175
Bard C R Inc. ..........................................      9,000     252,000
Bausch & Lomb Inc. .....................................      5,600     196,000
Bristol Myers Squibb Co. ...............................      5,300     576,375
Columbia/HCA Healthcare Corp. ..........................      4,350     177,263
Foundation Health Corp. ................................      6,500     206,375
Johnson & Johnson.......................................      3,600     179,100
Lilly Eli & Co. ........................................        400      29,200
Merck & Co. Inc. .......................................      4,700     372,475
Pharmacia & Upjohn Inc. ................................     10,300     408,138
Pfizer Inc. ............................................      3,100     256,913
Smithkline Beecham PLC ADR**............................      3,200     217,600
United Healthcare Corp. ................................      6,000     270,000
                                                                    -----------
                                                                      3,907,139
                                                                    -----------
FOOD & BEVERAGES
Coca Cola Co. ..........................................     11,600     610,450
Heinz H J Co. ..........................................      5,800     207,350
Pepsico Inc. ...........................................      7,000     204,750
Whitman Corp. ..........................................      3,400      77,775
                                                                    -----------
                                                                      1,100,325
                                                                    -----------
HOUSEHOLD PRODUCTS
Dial Corp. New..........................................      3,600      53,100
Procter & Gamble Co. ...................................      2,300     247,250
                                                                    -----------
                                                                        300,350
                                                                    -----------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

TOBACCO
American Brands Inc. ...................................      5,000 $   248,125
Philip Morris Cos. Inc. ................................      9,000   1,013,625
RJR Nabisco Hldgs Corp. New.............................      7,000     238,000
                                                                    -----------
                                                                      1,499,750
                                                                    -----------
TOTAL CONSUMER BASICS...................................              6,807,564
                                                                    -----------
CONSUMER DURABLE GOODS (3.4%)
AUTO PARTS
Genuine Parts Co. ......................................      3,000     133,500
                                                                    -----------
AUTOMOBILE
Chrysler Corp. .........................................      1,400      46,200
Ford Mtr Co. Del. ......................................     17,400     554,625
General Mtrs Corp. .....................................      1,200      66,900
                                                                    -----------
                                                                        667,725
                                                                    -----------
HOUSEHOLD APPLIANCES
Maytag Corp. ...........................................     11,900     235,025
Whirlpool Corp. ........................................      3,500     163,188
                                                                    -----------
                                                                        398,213
                                                                    -----------
MOBILE HOMES
Fleetwood Enterprises Inc. .............................      3,600      99,000
                                                                    -----------
TIRES AND RUBBER
Cooper Tire & Rubber Co. ...............................     11,200     221,200
Goodyear Tire and Rubber................................      2,200     113,025
                                                                    -----------
                                                                        334,225
                                                                    -----------
TOTAL CONSUMER DURABLES.................................              1,632,663
                                                                    -----------
CONSUMER NON-DURABLES (6.3%)
APPAREL & TEXTILES
Reebok Int'l Ltd. ......................................      6,800     285,600
Russell Corp. ..........................................      4,100     121,975
Springs Inds Inc. ......................................      2,600     111,800
V F Corp. ..............................................      3,700     249,750
                                                                    -----------
                                                                        769,125
                                                                    -----------
LIQUOR
Anheuser Busch Cos. Inc. ...............................      7,600     304,000
                                                                    -----------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

RETAIL TRADE
Dayton Hudson Corp. ....................................      5,900 $   231,575
Dillard Dept Stores Inc., Class A.......................      7,000     216,125
Limited Inc. ...........................................     14,560     267,540
Penney J C Inc. ........................................      2,900     141,375
Price Costco. Inc.* ....................................      3,600      90,450
Supervalu Inc. .........................................      6,000     170,250
Toys R Us Inc.*.........................................      8,700     261,000
Wal Mart Stores Inc. ...................................     25,200     576,450
                                                                    -----------
                                                                      1,954,765
                                                                    -----------
TOTAL CONSUMER NON DURABLES.............................              3,027,890
                                                                    -----------
CONSUMER SERVICES (1.5%)
AIR TRAVEL
AMR Corp. Del.*.........................................      2,500     220,313
Delta Airlines Inc. Del. ...............................      3,200     226,800
                                                                    -----------
                                                                        447,113
                                                                    -----------
HOTELS AND RESTAURANTS
McDonalds Corp. ........................................      1,200      54,300
                                                                    -----------
LEISURE TIME
Brunswick Corp. ........................................      7,600     182,400
Disney Walt Co. ........................................        500      34,813
                                                                    -----------
                                                                        217,213
                                                                    -----------
TOTAL CONSUMER SERVICES.................................                718,626
                                                                    -----------
ENERGY (8.3%)
DOMESTIC OIL
Ashland Inc. ...........................................      4,000     175,500
Atlantic Richfield Co. .................................      2,600     344,500
Phillips Pete Co. ......................................      5,600     247,800
Sun Inc. ...............................................      9,400     229,125
Unocal Corp. ...........................................      6,701     272,217
                                                                    -----------
                                                                      1,269,142
                                                                    -----------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

INTERNATIONAL OIL
Amoco Corp. ............................................      5,600 $   450,800
Chevron Corp. ..........................................      5,500     357,500
Exxon Corp. ............................................      5,300     519,400
Mobil Corp. ............................................      1,800     220,050
Royal Dutch Petroleum Co. ..............................      4,900     836,675
Texaco Inc. ............................................      3,700     363,063
                                                                    -----------
                                                                      2,747,488
                                                                    -----------
TOTAL ENERGY............................................              4,016,630
                                                                    -----------
FINANCE (19.6%)
BANKS
Banc One Corp. .........................................      8,380     360,340
Bankamerica Corp. ......................................      4,700     468,824
Chase Manhattan Corp. New...............................      5,000     446,250
Citicorp................................................      2,500     257,500
First Chicago NBD Corp. ................................      2,600     139,750
First Un Corp. .........................................      3,200     236,800
Fleet Finl Group Inc. ..................................      6,500     324,188
Key Corp. New...........................................      5,000     252,500
Morgan J P & Co. Inc. ..................................      3,100     302,638
Nationsbank Corp. ......................................      3,800     371,450
PNC Bk Corp. ...........................................      7,200     270,900
Republic NY Corp. ......................................      2,900     236,713
                                                                    -----------
                                                                      3,667,853
                                                                    -----------
FINANCIAL SERVICES
Dean Witter Discover & Co. .............................      3,900     258,375
Federal Home Ln Mtg Corp. ..............................      3,200     352,400
Federal Natl Mtg Assn...................................     13,900     517,775
Merrill Lynch & Co. Inc. ...............................      4,300     350,450
Salomon Inc. ...........................................      4,700     221,488
                                                                    -----------
                                                                      1,700,488
                                                                    -----------


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

INSURANCE
Aetna Inc. .............................................      4,000 $   320,000
Ambac Inc. .............................................        800      53,100
American Gen Corp. .....................................      7,200     294,300
American Int'l Group Inc. ..............................      1,300     140,725
Cigna Corp. ............................................      2,200     300,575
Chubb Corp. ............................................      5,200     279,500
ITT Hartford Group Inc. ................................      4,100     276,750
Lincoln Natl Corp. .....................................      4,800     252,000
Loews Corp. ............................................      3,100     292,175
Marsh & Mclennan Companies Inc. ........................      1,200     124,800
Ohio Cas Corp. .........................................      5,600     198,800
Old Rep Int'l Corp. ....................................      7,000     187,250
St Paul Cos Inc. .......................................      4,500     263,814
Torchmark Inc. .........................................      3,800     191,900
Uslife Corp. ...........................................      6,100     202,825
                                                                    -----------
                                                                      3,378,514
                                                                    -----------
INVESTMENT ADVISORS
Morgan Stanley Group Inc. ..............................      5,100     291,338
                                                                    -----------
SAVINGS AND LOAN
Golden West Finl Corp. Del..............................      3,200     202,000
Great Westn Finl Corp. .................................      5,900     171,100
                                                                    -----------
                                                                        373,100
                                                                    -----------
TOTAL FINANCE...........................................              9,411,293
                                                                    -----------
GENERAL BUSINESS (1.3%)
BUSINESS SERVICES
Block H & R Inc. .......................................      6,000     174,000
Viad Corp. .............................................      3,600      59,400
                                                                    -----------
                                                                        233,400
                                                                    -----------
NEWSPAPERS
Dow Jones & Co. Inc. ...................................      4,000     135,500
Gannett Inc. ...........................................      1,600     119,800
                                                                    -----------
                                                                        255,300
                                                                    -----------
PUBLISHING
American Greetings Corp., Class A.......................      4,600     130,525
                                                                    -----------
TELECOMMUNICATION SERVICES
Lucent Technologies Inc. ...............................          4         185
                                                                    -----------
TOTAL GENERAL BUSINESS..................................                619,410
                                                                    -----------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

MISCELLANEOUS (1.2%)
CONGLOMERATES
ITT Inds Inc. ..........................................      9,800 $   240,100
Textron Inc. ...........................................        900      84,825
                                                                    -----------
                                                                        324,925
                                                                    -----------
MISCELLANEOUS
Canadian Pac Ltd. New...................................      8,800     233,200
                                                                    -----------
TOTAL MISCELLANEOUS.....................................                558,125
                                                                    -----------
SHELTER (2.3%)
CONSTRUCTION MATERIALS
Armstrongworld Inds Inc. ...............................      3,000     208,500
Masco Corp. ............................................      5,000     180,000
Owens Corning...........................................      5,300     225,913
                                                                    -----------
                                                                        614,413
                                                                    -----------
HOMEBUILDERS
Centex Corp. ...........................................      4,800     180,600
Kaufman & Broad Home Corp. .............................     10,900     140,338
Pulte Corp. ............................................      6,200     190,650
                                                                    -----------
                                                                        511,588
                                                                    -----------
TOTAL SHELTER...........................................              1,126,001
                                                                    -----------
TECHNOLOGY (9.2%)
AEROSPACE
Boeing Co. .............................................        100      10,638
Rockwell Int'l Corp. New................................      2,400     146,100
                                                                    -----------
                                                                        156,738
                                                                    -----------
COMPUTERS & BUSINESS EQUIPMENT
Compaq Computer Corp.*..................................      5,500     408,375
E M C Corp.*............................................     11,200     371,000
Hewlett Packard Co. ....................................     12,700     638,175
International Business Machines.........................      5,800     875,800
Quantum Corp.*..........................................      9,100     260,488
Seagate Technology*.....................................      7,600     300,200
                                                                    -----------
                                                                      2,854,038
                                                                    -----------
ELECTRONICS
Intel Corp. ............................................      6,300     824,906
Motorola Inc. ..........................................      3,200     196,400
                                                                    -----------
                                                                      1,021,306
                                                                    -----------


 The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

SOFTWARE
Microsoft Corp.*........................................      4,600 $   380,075
                                                                    -----------
TOTAL TECHNOLOGY........................................              4,412,157
                                                                    -----------
TRANSPORTATION (1.9%)
RAILROADS & EQUIPMENT
CSX Corp. ..............................................      4,600     194,350
Union Pac Corp. ........................................      4,000     240,500
                                                                    -----------
                                                                        434,850
                                                                    -----------
TRUCKING & FREIGHT FORWARDING
Federal Express Corp.*..................................      6,000     267,000
Ryder Sys Inc. .........................................      7,800     219,375
                                                                    -----------
                                                                        486,375
                                                                    -----------
TOTAL TRANSPORTATION....................................                921,225
                                                                    -----------
UTILITIES (10.2%)
ELECTRIC UTILITIES
Allegheny Power Systems Inc. ...........................      7,700     233,888
American Elec Pwr Inc. .................................      7,300     300,213
Consolidated Edison Co. NY Inc. ........................      9,200     269,100
Dominion Res Inc. Va....................................      1,700      65,450
GPU Inc. ...............................................      8,200     275,725
Illinova Corp. .........................................      7,500     206,250
P P & L Res Inc. .......................................     10,300     236,900
Pacificorp..............................................     11,300     231,650
Puget Sound Pwr & Lt Co. ...............................     10,200     244,800
                                                                    -----------
                                                                      2,063,976
                                                                    -----------
GAS & PIPELINE UTILITIES
Transcanada Pipelines Ltd. .............................     11,400     199,500
                                                                    -----------

  The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1996

                                                           SHARES      VALUE
                                                         ---------- -----------

TELEPHONE
AT&T Corp. .............................................     19,800 $   861,284
Alltel Corp. ...........................................      8,800     276,100
Ameritech Corp. New.....................................        900      54,563
Bell Atlantic Corp. ....................................        500      32,375
Bellsouth Corp. ........................................      1,900      76,713
GTE Corp. ..............................................      6,200     282,100
MCI Communications Corp. ...............................     11,200     366,100
Pacific Telesis Group...................................      7,900     290,325
SBC Communications Inc. ................................        900      46,575
Sprint Corp. ...........................................      6,200     247,225
U S West Inc. ..........................................      4,000     129,000
                                                                    -----------
                                                                      2,662,360
                                                                    -----------
TOTAL UTILITIES.........................................              4,925,836
                                                                    -----------
TOTAL COMMON STOCKS (Cost $36,457,212)..................             43,445,750
                                                                    -----------
                                                         PRINCIPAL
                                                         ----------
US TREASURY NOTES (COST $2,325,805) (4.8%)
United States Treasury Notes 6.5% 8/15/05............... $1,787,000   1,798,455
United States Treasury Notes 7.0% 7/15/06...............    475,000     493,482
                                                                    -----------
TOTAL US TREASURY NOTES.................................              2,291,937
                                                                    -----------
                                                           UNITS
                                                         ----------
SHORT TERM INVESTMENTS (COST $1,453,277) (3.0%)
State Street Bank Yield Enhanced Short Term Investment
 Fund...................................................  1,453,277   1,453,277
                                                                    -----------
TOTAL INVESTMENTS (COST $40,236,294) (98.1%)............             47,190,964
Other Assets less Liabilities (1.9%)....................                940,230
                                                                    -----------
NET ASSETS (100%).......................................            $48,131,194
                                                                    ===========

--------
*  Non-income producing security.
** An American Depository Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described. The values of ADRs are significantly influenced by trading on exchanges not located in the United States or Canada.


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1996

                                       CONSERVATIVE  MODERATE   AGGRESSIVE
                                       ------------ ----------- -----------
ASSETS
Investments in State Street Bank and
 Trust Co. collective investment
 funds, at value:
  Stable Asset Return Fund (cost of
   $3,360,910 and $3,262,309 and
   units of 3,360,910 and 3,262,309,
   respectively).....................  $ 3,360,910  $ 3,262,309 $       --
  Intermediate Bond Fund (cost of
   $3,738,952, $9,395,751, and
   $3,679,299, and units of 360,099,
   898,802, and 352,135, respectively).  3,921,062    9,786,926   3,834,350
  Value Equity Fund (cost of
   $671,879, $3,100,676, and
   $3,321,398 and units of 49,865,
   228,180, and 243,810, respective-
   ly)...............................      784,213    3,588,540   3,834,350
  Growth Equity Fund (cost of
   $678,123, $3,142,579, and
   $3,365,229 and units of 2,817,
   12,895, and 13,778, respectively).      784,213    3,588,540   3,834,350
  Index Equity Fund (cost of
   $1,352,944, $6,545,266, and
   $6,701,767 and units of 92,991,
   444,867, and 454,672, respective-
   ly)...............................    1,568,425    7,503,310   7,668,699
  International Equity Fund (cost of
   $706,160, $4,432,437, and
   $4,662,350 and units of 44,043,
   274,828, and 287,127, respective-
   ly)...............................      784,213    4,893,463   5,112,466
  Aggressive Equity Fund (cost of
   $1,136,728 and units of 31,161)...          --           --    1,278,116
  Receivable for fund units sold.....        2,293       35,243     105,008
                                       -----------  ----------- -----------
    Total Assets.....................   11,205,329   32,658,331  25,667,339
LIABILITIES
Payable for investments purchased....        2,293       35,243     105,008
Accrued expenses.....................        2,059        5,748       4,470
                                       -----------  ----------- -----------
Net assets (equivalent to $11.46,
 $11.93 and $12.41 per unit based on
 977,202, 2,733,228 and 2,060,096
 units outstanding, respectively)....  $11,200,977  $32,617,340 $25,557,861
                                       ===========  =========== ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                            CONSERVATIVE  MODERATE   AGGRESSIVE
                                            ------------ ----------  ----------
Investment income..........................   $    --    $      --   $      --
Service fees...............................      8,859       24,228      17,939
                                              --------   ----------  ----------
Net investment loss........................     (8,859)     (24,228)    (17,939)
                                              --------   ----------  ----------
Net Realized and Unrealized Gain (Loss)
 on Investments
  Net realized gain on investments.........    361,277      839,719     770,720
  Change in net unrealized appreciation....    517,590    2,209,625   2,216,922
                                              --------   ----------  ----------
    Net realized and unrealized gain
     on investments........................    878,867    3,049,344   2,987,642
                                              --------   ----------  ----------
    Net increase in net assets resulting
     from operations.......................   $870,008   $3,025,116  $2,969,703
                                              ========   ==========  ==========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       STATEMENT OF CHANGES IN NET ASSETS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                         CONSERVATIVE   MODERATE    AGGRESSIVE
                                         ------------  -----------  -----------
FROM OPERATIONS
  Net investment loss................... $    (8,859)  $   (24,228) $   (17,939)
  Net realized gain on investments......     361,277       839,719      770,720
  Net change in unrealized appreciation
   on investments.......................     517,590     2,209,625    2,216,922
                                         -----------   -----------  -----------
  Net increase in net assets resulting
   from operations......................     870,008     3,025,116    2,969,703
                                         -----------   -----------  -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from sales of units..........   7,290,330    21,783,374   16,350,276
  Cost of units redeemed................  (2,331,440)   (4,570,137)  (3,761,578)
                                         -----------   -----------  -----------
  Net increase in net assets resulting
   from unitholder transactions.........   4,958,890    17,213,237   12,588,698
                                         -----------   -----------  -----------
    Net increase in net assets..........   5,828,898    20,238,353   15,558,401
NET ASSETS
  Beginning of year.....................   5,372,079    12,378,987    9,999,460
                                         -----------   -----------  -----------
  End of year........................... $11,200,977   $32,617,340  $25,557,861
                                         ===========   ===========  ===========
NUMBER OF UNITS
  Outstanding--beginning of year........     513,200     1,173,968      946,103
    Sold................................     679,535     1,965,891    1,429,208
    Redeemed............................    (215,533)     (406,631)    (315,215)
                                         -----------   -----------  -----------
  Outstanding--end of year..............     977,202     2,733,228    2,060,096
                                         ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       STATEMENT OF CHANGES IN NET ASSETS

 FOR THE PERIOD SEPTEMBER 5, 1995 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31,
                                      1995

                                          CONSERVATIVE  MODERATE    AGGRESSIVE
                                          ------------ -----------  ----------
FROM OPERATIONS
  Net investment loss....................  $     (848) $    (2,227) $   (2,066)
  Net realized gain on investments.......       2,506        7,217       9,557
  Net change in unrealized appreciation
   on investments........................     198,179      551,723     478,635
                                           ----------  -----------  ----------
  Net increase in net assets resulting
   from operations.......................     199,837      556,713     486,126
                                           ----------  -----------  ----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from sales of units...........   5,230,320   12,053,677   9,649,106
  Cost of units redeemed.................     (58,078)    (231,403)   (135,772)
                                           ----------  -----------  ----------
  Net increase in net assets resulting
   from unitholder transactions..........   5,172,242   11,822,274   9,513,334
                                           ----------  -----------  ----------
    Net increase in net assets and net
     assets at end of period.............  $5,372,079  $12,378,987  $9,999,460
                                           ==========  ===========  ==========
NUMBER OF UNITS
  Outstanding--beginning of period.......         --           --          --
    Sold.................................     518,912    1,196,925     959,121
    Redeemed.............................      (5,712)     (22,957)    (13,018)
                                           ----------  -----------  ----------
  Outstanding--end of period.............     513,200    1,173,968     946,103
                                           ==========  ===========  ==========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       SELECTED PER-UNIT DATA AND RATIOS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

  (For a unit outstanding throughout the year)*

                                              CONSERVATIVE MODERATE   AGGRESSIVE
                                              ------------ --------   ----------
Investment income............................   $   --     $   --      $   --
Expenses.....................................      (.01)      (.01)       (.01)
                                                -------    -------     -------
Net investment loss..........................      (.01)      (.01)       (.01)
Net realized and unrealized gain on invest-
 ments.......................................      1.00       1.40        1.85
                                                -------    -------     -------
Net increase.................................       .99       1.39        1.84
Net asset value at beginning of year.........     10.47      10.54       10.57
                                                -------    -------     -------
Net asset value at end of year...............   $ 11.46    $ 11.93     $ 12.41
                                                =======    =======     =======
Ratio of expenses to average net assets......       .10%       .10%        .10%
Ratio of net investment loss to average net
 assets......................................      (.10%)     (.10%)      (.10%)
Portfolio turnover**.........................     34.18%     26.97%      27.95%
Total return.................................      9.46%     13.19%      17.41%
Net assets at end of year (in thousands).....   $11,201    $32,617     $25,558

--------
* Calculations prepared using the monthly average number of units outstanding during the year.
** Reflects purchases and sales of units of the funds in which the Portfolios invests rather than turnover of such underlying funds.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the year)*

                                                       FOR THE PERIOD
                                                     SEPTEMBER 5, 1995
                                                      (COMMENCEMENT OF
                                                       OPERATIONS) TO
                                                     DECEMBER 31, 1995
                                              ----------------------------------
                                              CONSERVATIVE MODERATE   AGGRESSIVE
                                              ------------ --------   ----------
Investment income............................    $ .001    $  .001      $ .001
Expenses.....................................     (.003)     (.003)      (.003)
                                                 ------    -------      ------
Net investment loss..........................     (.002)     (.002)      (.002)
Net realized and unrealized gain on invest-
 ments.......................................      .472       .542        .572
                                                 ------    -------      ------
Net increase.................................       .47        .54         .57
Net asset value at beginning of period.......     10.00      10.00       10.00
                                                 ------    -------      ------
Net asset value at end of period.............    $10.47    $ 10.54      $10.57
                                                 ======    =======      ======
Ratio of expenses to average net assets**....       .09%       .09%        .09%
Ratio of net investment loss to average net
 assets**....................................      (.06%)     (.06%)     (.06 %)
Portfolio turnover***........................      2.53%      3.57%       2.71%
Total return.................................       4.7%       5.4%        5.7%
Net assets at end of period (in thousands)...    $5,372    $12,379      $9,999

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
** Ratios annualized.
*** Reflects purchases and sales of units of the funds in which the Portfolios invest rather than turnover of such underlying funds.


   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF THE TRUST

American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under a Declaration of Trust, as amended and restated on December 5, 1991 and as amended on July 31, 1995. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Eight separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives of the Funds and Portfolios are as follows:

    Aggressive Equity Fund--long term growth of capital through investment in common stocks of small to medium sized companies believed to have strong appreciation potential.

    Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities.

    Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies.

    Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality money market instruments and investment contracts and funding agreements of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust, a separate State Street Bank and Trust Company ("State Street Bank" or the "Trustee") collective investment fund.

    Index Equity Fund--replication of the total return of the Russell 3,000 Index. Currently invests in the State Street Bank Flagship S&P 500 Index Fund and State Street Bank Russell Special Small Company Common Trust Fund, separate State Street Bank collective investment funds.

    Intermediate Bond Fund (commenced September 5, 1995)--total return from current income and capital appreciation through investment in debt securities. Currently invests in the PIMCO Total Return Fund and MasterWorks Bond Index Fund (formerly Stagecoach Inc. Bond Index Fund), registered investment companies.

    International Equity Fund (commenced September 5, 1995)--long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies. Currently invests in the T. Rowe Price International Stock Fund, a registered investment company.

    Value Equity Fund (commenced September 5, 1995)--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued.

    Structured Portfolio Service (commenced September 5, 1995)

      Conservative--high current investment income and some capital appreciation.

      Moderate--high current investment income and greater capital appreciation.

      Aggressive--long term growth of capital and lower current investment income.

  Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See Statement of Assets and Liabilities for Fund allocation at December 31, 1996.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

  Effective September 5, 1995, the Blended Rate Fund, a separate collective investment fund established under the Trust, was merged into the Enhanced Short Term Investment Fund ("ESTIF") and ESTIF's name was changed to SARF (see
Note 7).

  The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

  State Street Bank serves as trustee of the Trust. On January 1, 1992, State Street Bank assumed responsibility for administering and providing investment options for the Program. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Boston Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

  State Street Bank is responsible for certain recordkeeping and administrative services required by the Program. In addition, State Street Bank provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with generally accepted accounting principles and provisions of the Trust agreement:

  A. Security Valuation

    Stable Asset Return Fund: It is the Trust's policy to attempt to maintain a constant price of $1.00 per unit for SARF. SARF invests in a State Street Bank collective investment fund whose investments include insurance company, bank and financial institution investment contracts and short-term investments. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. The insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

    Other Funds: Stocks listed on national securities exchanges and certain over-the-counter issues traded on the National Association of Securities Dealers, Inc. automated quotation (NASDAQ) national market system are valued at the last sale price, or, if no sale, at the latest available bid price. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

    Foreign securities not traded directly or in American Depository Receipt
  (ADR) form in the United States are valued in the local currency at the last sale price on the respective exchange. Foreign currency is converted into its U.S. dollar equivalent at current exchange rates.

    United States Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

    Long-term publicly traded corporate bonds are valued at prices obtained from a bond pricing service of a major dealer in bonds when such prices are available. If not valued by a pricing service, such securities are valued at prices obtained from independent brokers. Convertible bonds and unlisted convertible preferred stocks are valued at bid prices obtained from one or more major dealers in such securities; where there is a discrepancy between dealers, values may be adjusted based on recent discount spreads to the underlying common stock.

    Investments with prices that cannot be readily obtained, if any, are carried at fair value as determined in good faith under consistently applied procedures established by and under the supervision of the Trustee.

    The values of investments in collective investment funds and registered investment companies are based on the net asset value of the respective collective investment fund or registered investment company.

  B.  Security Transactions and Related Investment Income

    Security transactions are accounted for on the trade date (date the order to buy or sell is executed). Interest income is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date. Interest income is increased by accretion of discount and reduced by amortization of premium. Realized gains and losses are reported on the basis of identified cost of securities delivered.

    A Fund's portfolio of investments may include securities purchased on a when issued basis, which may be settled in the month after the issue date. Interest income is not accrued until the settlement date.

  C. Income Taxes

    State Street Bank, on behalf of the Trust, has received a favorable determination letter dated March 9, 1992, from the Internal Revenue Service which concluded that the Trust is a trust arrangement described in Rev. Rul. 81-100, 1981, C.B. 326 and exempt from federal income tax pursuant to
  Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

  D. Distributions to Participants

    Stable Asset Return Fund: As of the close of business on each daily valuation date, all net investment income is allocated among the unitholders in proportion to the number of units held by each unitholder in the fund and is reinvested on behalf of each such unitholder in new units.

    All Other Funds: Pursuant to the Declaration of Trust, the funds are not required to distribute their net investment income or gains from the sale of portfolio investments.

  E. Sales and Redemptions of Units of Participation

    The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of registered units, each unit to be offered and sold at the respective Fund's and Portfolio's net asset value.

  F. Use of Estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

3. INVESTMENT ADVISORY, INVESTMENT MANAGEMENT AND RELATED PARTY TRANSACTIONS

  State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Columbus Circle Investors, a division of PIMCO Advisors, L.P., RCM Capital Management, a limited liability company, is a wholly owned subsidiary of Dresdner Bank, A.G., Sit Investment Associates, Inc., Miller, Anderson & Sherrerd, LLP, a wholly owned subsidiary of Morgan Stanley Asset Management Holdings, Inc., Lincoln Capital Management Company, and Sanford C. Bernstein & Co., Inc. to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

  A fee is paid to each investment advisor for certain of the funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the contract. These fees are accrued on a daily basis and paid monthly from the assets. Fee rate ranges based on the respective breakpoints are as follows:

     INVESTMENT ADVISOR                                         FEE RATE RANGE
     ------------------                                         ---------------
     Capital Guardian Trust Company (Growth Equity and
      Aggressive Equity)....................................... .225% to   .50%
     Columbus Circle Investors (Growth Equity).................  .30% to   .50%
     RCM Capital Management (Growth Equity)....................  .25% to   .70%
     Sit Investment Associates (Aggressive Equity).............  .60% to  1.00%
     Miller, Anderson & Sherrerd, LLP (Balanced)...............  .20% to   .60%
     Lincoln Capital Management Company (Balanced).............  .15% to .4675%
     Sanford C. Bernstein & Co., Inc. (Value Equity)...........  .15% to   .50%

  A program fee ("Program Fee") is paid to State Street Bank and ABRA based on the value of Program assets. This fee is accrued on a daily basis and paid monthly from the assets of the Funds based on the following annual rates:

                                                     RATE FOR        RATE FOR
                                                 STATE STREET BANK     ABRA
                                                    YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,
     VALUE OF PROGRAM ASSETS                           1996            1996
     -----------------------                     ----------------- ------------
     First $500 million.........................       .564%          .075%
     Next $850 million..........................        .40%          .065%
     Next $1.15 billion.........................        .25%          .035%
     Next $1.5 billion..........................       .175%          .025%
     Over $4.0 billion..........................        .15%          .015%

  State Street Bank and ABRA received Program fees of $7,601,931 and $1,115,812 for the year ended December 31, 1996, respectively.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

  A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

     VALUE OF ASSETS IN BALANCED, VALUE EQUITY, GROWTH EQUITY,
     AGGRESSIVE EQUITY AND INTERNATIONAL EQUITY FUNDS                    RATE
     ---------------------------------------------------------           ----
     First $500 million................................................. .10%
     Next $500 million.................................................. .075%
     Over $1 billion.................................................... .05%
     VALUE OF ASSETS IN INDEX EQUITY FUND                                RATE
     ------------------------------------                                ----
     First $50 million.................................................. .20%
     Over $50 million................................................... .13%
     VALUE OF ASSETS IN STABLE ASSET RETURN FUND*                        RATE
     --------------------------------------------                        ----
     First $750 million................................................. .20%
     Next $250 million.................................................. .10%
     Over $1.0 billion.................................................. .075%
     VALUE OF ASSETS IN INTERMEDIATE BOND FUND                           RATE
     -----------------------------------------                           ----
     First $500 million................................................. .10%
     Next $500 million.................................................. .075%
     Over $1.0 billion.................................................. .05%

--------
* For the purpose of determining the management fees charged to assets invested in the Stable Asset Return Fund and administrative fees charged to assets invested in Insurance Investment Contracts (an investment option of the Program not included in the Trust), the amount of the assets held in these two investment options is aggregated.

  State Street Bank received trustee, management and administration fees which aggregated $2,406,804 for the year ended December 31, 1996.

  Assets allocated to the Portfolios are not subject to any fees except an annual service fee of .10% for the first $100 million and .05% over $100 million. State Street Bank received Portfolio service fees of $51,026 for the year ended December 31, 1996.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

4. PURCHASES AND SALES OF SECURITIES

  The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

                                                              YEAR ENDED
                                                           DECEMBER 31, 1996
                                                       -------------------------
                                                        PURCHASES      SALES
                                                       ------------ ------------
     Aggressive Equity Fund........................... $128,239,961 $119,409,361
     Growth Equity Fund...............................  457,533,598  439,101,311
     Balanced Fund....................................  102,283,264  119,362,075
     Stable Asset Return Fund.........................  136,505,106  133,313,248
     Index Equity Fund................................   34,284,546   11,559,734
     Value Equity Fund................................   25,312,526    5,887,699
     International Equity Fund........................   37,252,756   17,056,338
     Intermediate Bond Fund...........................   24,692,772    9,959,670
     Conservative Structured Portfolio Service........    8,088,116    3,032,313
     Moderate Structured Portfolio Service............   24,141,842    6,550,390
     Aggressive Structured Portfolio Service..........   17,596,247    5,014,474

  The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                                              YEAR ENDED
                                                           DECEMBER 31, 1996
                                                       -------------------------
                                                        PURCHASES      SALES
                                                       ------------ ------------
     Balanced Fund.................................... $424,694,317 $389,535,344
     Value Equity Fund................................    1,371,119          --
     Growth Equity Fund...............................      730,905    3,707,083

5. ORGANIZATIONAL EXPENSES

  Expenses incurred in connection with the organization of the original funds (Balanced, Aggressive, SARF and Growth) (the "Original Funds") in 1991 included state and federal securities registration fees, legal and accounting fees and expenses, and printing costs. These expenses were borne equally by the Original Funds, capitalized by each Original Fund and amortized over a period of 60 months on a straight line basis. On May 15, 1996 ABRA reimbursed the Original Funds for the remaining unamortized portion of the organization costs. Organization costs reimbursed were $39,802, $35,366, $61,360, and $60,987 for the Balanced, Aggressive, SARF and Growth Funds, respectively.

  Expenses incurred in connection with the addition of new Funds and Portfolios and the reorganization of the Program in 1995 included state and federal securities registration fees, legal and accounting fees and expenses and printing costs. These expenses were allocated to the Funds based on net asset value, capitalized by each Fund and amortized over a period of 36 months on a straight line basis. Organizational costs are reallocated on a quarterly basis between Funds based on net asset value. There were no organizational expenses allocated to the Portfolios.

  If a Fund should terminate prior to the full amortization of its organizational expenses, the amount per unit that will be realized by investors upon the liquidation of the Fund may be less than the per unit net asset value of the Fund at the time of liquidation. The unamortized portion of the organizational expenses will be charged as an expense of the Fund in the event of termination.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

6. GEOGRAPHIC AND INDUSTRY CONCENTRATION

  Certain Funds maintain investments in ADRs which involve special risks. These securities may be subject to foreign government taxes that reduce their attractiveness. Other risks of investing in such securities include political or economic instability in the country involved, the difficulty of predicting international trade patterns and the possibility of the imposition of exchange controls. Foreign issuers generally are not subject to uniform accounting, auditing and financial reporting standards comparable to those applicable to domestic issuers. There is generally less regulation of stock exchanges, brokers, banks and companies abroad than in the United States. With respect to certain foreign countries, there is a possibility of expropriation or diplomatic developments which could adversely affect investment in these countries. ADRs do not lessen the risk of investing in foreign issuers; however, by investing in ADRs rather than directly in foreign issuers' stock, the Funds will avoid currency risks during the settlement period for purchases or sales. In addition, the domestic market for ADRs may be more liquid than the foreign market for the underlying securities.

  A significant portion of the Aggressive Equity Fund's investments are in securities of small to medium-sized companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector.

  SARF invests in a collective investment fund that maintains investments in contracts issued by insurance companies. The issuing institution's ability to meet its contractual obligations under the respective contracts may be affected by future economic and regulatory developments in the insurance industry.

7. ACQUISITION OF BLENDED RATE FUND

  On September 5, 1995, SARF acquired all of the net assets of the Blended Rate Fund. The acquisition was accomplished by an exchange of 222,343,776 units of SARF (valued at $1.00/unit) for the 222,343,776 units of Blended Rate Fund outstanding on September 5, 1995. The Blended Rate Fund's net assets at that date ($222,343,776) were combined with those of SARF. The aggregate net assets of SARF and the Blended Rate Fund immediately before the acquisition were $498,717,192 and $222,343,776, respectively. Immediately after the acquisition, the aggregate net assets of SARF were $721,060,968.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  James S. Phalen. Mr. Phalen is the President and Chief Executive Officer of the Collective Trust and Executive Vice President and Division Head of Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From June 1989 to August 1992 Mr. Phalen, age 46, served as the President of Boston Financial Data Services, a subsidiary of State Street. Mr. Phalen also serves as a director of Wellspring Resources LLP.

  Nancy P. Antin. Ms. Antin is the Vice President and Chief Financial Officer of the Collective Trust, a Vice President of State Street and the Director of ABRA Program Services. From January 1994 to June 1995, Ms. Antin, age 37, was Vice President of ABRA Marketing and Client Services. From June 1991 to January 1994, Ms. Antin was the Assistant Vice president of ABRA Client Services. Prior to coming to State Street, Ms. Antin was employed by IBM in Marketing and Administrative Management.

  Susan C. Daniels. Ms. Daniels is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street for ABRA Program Services, Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. Prior to joining State Street, Ms. Daniels, age 39, was Vice President of Internal Control and Compliance at First Data Investor Services Group. From April 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

ITEM 11. EXECUTIVE COMPENSATION.

  The executive officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank and Trust Company, the trustee of the Collective Trust. For a description of fees received by State Street and others, see "Business-- Deductions and Fees."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  State Street, as sole trustee of each of the Master Trust and the Pooled Trust, is the holder of record of all units of beneficial interests of each of the Funds. Neither State Street nor any executive officer of the Collective Trust beneficially owns any securities of the Collective Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  See "Business--The Program" and "--Deductions and Fees" for information regarding certain relationships and transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

      1. Financial Statements.

      See page 58 for an index to the Financial Statements included in this report.

      2. Financial Statement Schedules.

      A Schedule of Investments for each of the Aggressive Equity Fund, the Balanced Fund, the Growth Equity Fund the Stable Asset Return Fund and the Value Equity Fund is included in Item 8 of this report.

    Item 14(b) Reports on Form 8-K.

      Not Applicable.

    Item 14(c) Exhibits.

 EXHIBIT NO. DESCRIPTION OF DOCUMENT
 ----------- -----------------------
     3.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust by State Street Bank and Trust
             Company, amended and restated December 5, 1991, with
             Exhibits 1-5 attached thereto, included as Exhibit 3.1 to
             Registrant's Form S-1 Registration Statement No. 33-50080
             and incorporated herein by reference thereto.
     3.2     American Bar Association Members/State Street Collective
             Trust, Amendment to Declaration of Trust by State Street
             Bank and Trust Company dated July 31, 1995, with Exhibits 1-
             9 attached thereto, included as Exhibit 3.2 to Registrant's
             Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
     3.3     American Bar Association Members/State Street Collective
             Trust, Amended and Restated Fund Declarations dated as of
             April 12, 1996 for each of the Aggressive Equity Fund, the
             Balanced Fund, the Growth Equity Fund, the Index Equity
             Fund, the Intermediate Bond Fund, the International Equity
             Fund and the Value Equity Fund, included as Exhibit 3.3 to
             Registrants Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
     3.4     Form of American Bar Association Members/State Street
             Collective Trust, Second Amended and Restated Fund
             Declaration for the Stable Asset Return Fund.
     4.1     American Bar Association Members/State Street Collective
             Trust, Fund Declaration for each Fund and the Structured
             Portfolio Service, included in Exhibits No. 3.1, 3.2, 3.3 or
             3.4.
    10.1     Trust Agreement of the American Bar Association Members
             Retirement Trust, amended and restated as of January 1,
             1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit
             10.1 to Registrant's Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference thereto.
    10.2     Trust Agreement of the American Bar Association Members
             Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

 EXHIBIT NO. DESCRIPTION OF DOCUMENT
 ----------- -----------------------
    10.3     Amendment to the American Bar Association Members Retirement
             Trust, dated July 31, 1995 by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.4     Amendment to the American Bar Association Members Pooled
             Trust for Retirement Plans, dated July 31, 1995 by and
             between the American Bar Retirement Association and State
             Street Bank and Trust Company, included as Exhibit 10.4 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
    10.5     American Bar Association Members Retirement Plan--Basic Plan
             Document No. 01 and related participation agreements, as
             approved by the Internal Revenue Service on February 26,
             1992, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.6     American Bar Association Members Defined Benefit Pension
             Plan--Basic Plan Document No. 02 and related participation agreements, included as Exhibit 10.4 to Pre-Effective
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 No. 33-42274 and incorporated herein by reference thereto.
    10.7     Administrative and Investment Services Agreement effective
             January 1, 1992, between State Street Bank and Trust Company and the American Bar Retirement Association, included as
             Exhibit 10.5 to Pre-Effective Amendment No. 1 to
             Registrant's Registration Statement on Form S-1 No. 33-42274
             and incorporated herein by reference thereto.
    10.8     Amendment No. 1 to Administrative and Investment Services
             Agreement effective January 1, 1992 by and between State
             Street Bank and Trust Company and the American Bar
             Retirement Association, included as Exhibit 10.6 to
             Registrant's Form S-1 Registration Statement No. 33-50080
             and incorporated herein by reference thereto.
    10.9     Amendment No. 2 to Administrative and Investment Services
             Agreement dated July 31, 1995 by and between State Street
             Bank and Trust Company and the American Bar Association
             Retirement Association, included as Exhibit 10.9 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
    10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Growth Equity
             Fund, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM
             Capital Management relating to the Growth Equity Fund,
             included as Exhibit 10.8 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.12    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Aggressive
             Equity Fund, included as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.13    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit
             Investment Associates, Inc. relating to the Aggressive
             Equity Fund, included as Exhibit 10.10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference thereto.

 EXHIBIT NO. DESCRIPTION OF DOCUMENT
 ----------- -----------------------
    10.14    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller, Anderson & Sherrerd relating to the Balanced Fund, included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.15    Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Balanced
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
    10.16    Investment Advisor Agreement effective as of August 1, 1993 by and between State Street Bank and Trust Company and
             Columbus Circle Investors relating to the Growth Equity
             Fund, included as Exhibit 10.15 to Registrant's Form S-1
             Registration Statement No. 33-68730 and incorporated herein by reference thereto.
    10.17    Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford
             Bernstein & Co. Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.18    Plan of Merger effective as of September 5, 1995 merging
             Blended Rate Fund with and into Enhanced Short Term
             Investment Fund, included as Exhibit 10.18 to Registrant's
             Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
    24.1     Power of Attorney.
    27       Financial Data Schedules

                 GLOSSARY OF CERTAIN TERMS USED IN THIS REPORT

ABA--American Bar Association.

ABA DEFINED BENEFIT PLAN--The American Bar Association Members Defined Benefit Plan, a defined benefit master plan.

ABA MEMBERS PLANS--The ABA Defined Benefit Plan and the ABA Retirement Plan, collectively.

ABA MEMBERS TRUSTS--The Master Trust and the Pooled Trust, collectively.

ABA RETIREMENT PLAN--The American Bar Association Members Retirement Plan, a defined contribution master plan.

ABRA--The American Bar Retirement Association, an Illinois not-for-profit corporation established by the ABA to sponsor retirement programs for its members and members of certain affiliated organizations.

ADRS--American Depository Receipts, which are securities representing interests in securities issued by foreign corporations that are traded in U.S. dollars on U.S. markets.

AGGREGATE RECORDKEEPING PLANS--Any Plan for which State Street keeps records on an aggregate Plan basis, but does not keep records of separate accounts of Participants under the Plan.

AGGRESSIVE EQUITY FUND--A Fund under the Collective Trust.

AMORTIZED COST PRICING--A method of valuing debt securities in which the security is valued initially at its cost and, thereafter, assuming a constant amortization to maturity of any discount or premium, regardless of the impact on fluctuating interest rates on the market value of the security.

BALANCED FUND--A Fund under the Collective Trust.

BASE PLAN--The Investment Options, including the Equitable Real Estate Account but excluding the Self-Managed Account, to which a Participant or Employer has allocated assets.

BGI--BZW Barclay's Global Investors, anticipated future investment advisor to the index portion of the Bond Fund.

BOND FUND--A Fund under the Collective Trust.

BOND INDEX FUND--the MasterWorks Bond Index Fund, a registered investment company in which the Bond Fund invests.

BUSINESS DAY--Any day State Street is open and the New York Stock Exchange is open for trading.

CAPITAL GUARDIAN--Capital Guardian Trust Company, an Investment Advisor to the Growth Equity Fund and Aggressive Equity Fund.

COLLECTIVE TRUST--The American Bar Association Members/State Street Collective Trust, a collective trust established and maintained by State Street for the purpose of providing Investment Options to Investors under the Program.

COLUMBUS CIRCLE--Columbus Circle Investors, an Investment Advisor to the Growth Equity Fund.

COMMISSION--The U.S. Securities and Exchange Commission.

ELIGIBLE EMPLOYER--A law practice, bar association or other organization that is eligible to adopt the Program.

ELIGIBLE INVESTORS--Participants in Plans established under the ABA Retirement Plan, Employers that have established a Plan under the ABA Defined Benefit Plan and Plan trustees under certain Individually Designed Plans, provided that in such case the Employer or Plan trustee establishing such Plan has designated the Self-Managed Account as an available Investment Option for its Plan.

EMPLOYER--An employer that has adopted an ABA Members Plan or has caused the Pooled Trust to be adopted as part of its Individually Designed Plan. In some contexts, Employer may also refer to the trustee of a trust established pursuant to an Individually Designed Plan.

EQUITABLE LIFE--The Equitable Life Assurance Society of The United States, a New York stock life insurance company.

EQUITABLE REAL ESTATE ACCOUNT--An Equitable Life separate account offered by Equitable Life, as an Investment Option under the Program through December 31, 1991.

ERISA--The Employee Retirement Income Security Act of 1974, as amended.

FUNDS--Collective investment funds under the Collective Trust.

GIC--A guaranteed investment contract issued by an insurance company.

GROWTH EQUITY FUND--A Fund under the Collective Trust.

INDEX EQUITY FUND--A Fund under the Collective Trust.

INDIVIDUAL MASTER PLAN--A Plan adopted by an Eligible Employer under either the ABA Defined Benefit Plan or the ABA Retirement Plan.

INDIVIDUALLY DESIGNED PLAN--A qualified individual employee pension or profit sharing plan adopted by an Eligible Employer, other than an Individual Master Plan.

INITIAL BOND FUND INVESTMENT VEHICLES--The Bond Index Fund and the Total Return Fund.

INITIAL INVESTMENT VEHICLES--The Bond Index Fund, the Total Return Fund and the
T. Rowe International Fund.

INSURANCE INVESTMENT CONTRACT--Investment contracts issued by insurance companies (commonly known as "guaranteed investment contracts or "GICs") of three-year or five-year maturities and available as Investment Options under the Program.

INTERNAL REVENUE CODE--The Internal Revenue Code of 1986, as amended.

INTERNATIONAL EQUITY FUND--A Fund under the Collective Trust.

INVESTMENT ADVISOR--A person or entity appointed by State Street to make recommendations regarding the acquisition and disposition of assets in a Fund.

INVESTMENT COMPANY ACT--The Investment Company Act of 1940.

INVESTMENT CONTRACTS--Investment contracts or funding agreements issued by insurance companies or investment contracts or certificates of deposit issued by banks or trust companies.

INVESTMENT OPTION--Any investment vehicle to which assets contributed under the Program may be allocated.

INVESTMENT PERIOD--The specified period during which contributions are accepted under the Program for the next purchase of designated Insurance Investment Contracts.

INVESTOR--The person vested with the responsibility of determining the allocation of the assets of a Plan among the Investment Options available under the Program. The terms of each Plan determine the identity of the Investor for the assets of the Plan or portion thereof.

IRS--Internal Revenue Service.

LB BOND INDEX--The Lehman Brothers Government/Corporate Bond Index.

LINCOLN CAPITAL--Lincoln Capital Management Company, an Investment Advisor to the Balanced Fund.

MASTER TRUST--The American Bar Association Members Retirement Trust, which holds assets contributed to the Program by Employers and Participants under the Individual Master Plans.

MILLER, ANDERSON & SHERRERD--An Investment Advisor to the Balanced Fund.

MOODY'S--Moody's Investors Service, Inc.

NRSRO--Nationally recognized statistical rating organization.

PARTICIPANT--Employees (together with their beneficiaries where the context so requires) of Employers and self-employed individuals who have adopted the Program for their practices.

PIMCO--Pacific Investment Management Company, anticipated future Investment Advisor to the actively managed portion of the Bond Fund.

PLAN--Either an Individual Master Plan or an Individually Designed Plan.

PLAN TRUSTEE--The trustee of an Individually Designed Plan.

POOLED TRUST--The American Bar Association Members Pooled Trust for Retirement Plans, which holds assets contributed to the Program by Individually Designed Plans.

PRICE-FLEMING--Rowe Price-Fleming International, Inc., anticipated future Investment Advisor to the International Equity Fund.

PROGRAM--The American Bar Association Members Retirement Program.

RCM CAPITAL--RCM Capital Management, an Investment Advisor to the Growth Equity Fund.

SANFORD BERNSTEIN--Sanford C. Bernstein & Co., Inc., an Investment Advisor to the Value Equity Fund.

S&P--Standard & Poor's Corporation.

S&P 500 INDEX--Standard & Poor's 500 Composite Stock Price Index.

SECURITIES ACT--The Securities Act of 1933.

SELF-MANAGED ACCOUNT--An Investment Option through which a Participant may direct the purchase and sale of publicly traded debt and equity securities and shares of mutual funds for the Participant's individual account.

SHORT TERM INVESTMENT PRODUCTS--U.S. Government Obligations, notes, bonds and similar debt instruments of corporations, commercial paper, certificate of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements.

SIT ASSOCIATES--Sit Investment Associates, Inc., an Investment Advisor to the Aggressive Equity Fund.

STABLE ASSET RETURN FUND--A Fund under the Collective Trust.

STATE STREET--State Street Bank and Trust Company, a trust company organized under the laws of The Commonwealth of Massachusetts that serves as trustee of the ABA Members Trusts and the Collective Trust and as administrator of the Program.

STRUCTURED PORTFOLIO SERVICE--three portfolios established under the Collective Trust that offer conservative, moderate and aggressive allocations, respectively, of assets among the Funds described herein.

SWEEP ACCOUNT--An account established for a Participant with a mutual fund or other short-term investment fund for the temporary investment of excess cash held in the Participant's Self-Managed Account.

T. ROWE INTERNATIONAL FUND--The T. Rowe Price International Stock Fund, a registered investment company in which the International Equity Fund invests.

TOTAL RETURN FUND--The PIMCO Total Return Fund, a registered investment company in which the Bond Fund invests.

UNIT--A pro rata beneficial interest in a Fund or a portfolio of the Structured Portfolio Service under the Collective Trust.

UNIT VALUe--The dollar value of a Unit of a Fund or of an interest in a portfolio of the Structured Portfolio Service.

U.S. GOVERNMENT OBLIGATIONS--Obligations of the United States and the agencies and instrumentalities thereof.

VALUE EQUITY FUND--A Fund under the Collective Trust.

VRU--The Voice Response Unit, which may be reached by dialing (800) 348-2272.

WITHDRAWAL SEQUENCE--The order in which Investment Options are chosen for the withdrawal of assets to pay fees under the Program.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMERICAN BAR ASSOCIATION MEMBERS/
                                           STATE STREET COLLECTIVE TRUST

Date: March 27, 1997                               /s/ James S. Phalen
                                          By:
                                            -----------------------------------
                                             Name: James S. Phalen
                                             Title:  President and Chief
                                                   Executive Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

         /s/ James S. Phalen            President and Chief     March 27, 1997
-------------------------------------    Executive Officer
           JAMES S. PHALEN               of the American Bar
                                         Association
                                         Members/State
                                         Street Collective
                                         Trust (Principal
                                         Executive Officer)

         /s/ Nancy P. Antin             Vice President and      March 27, 1997
-------------------------------------    Chief Financial
           NANCY P. ANTIN                Officer of the
                                         American Bar
                                         Association
                                         Members/State
                                         Street Collective
                                         Trust (Principal
                                         Financial Officer)

        /s/ Susan C. Daniels            Treasurer and Chief     March 27, 1997
-------------------------------------    Accounting Officer
          SUSAN C. DANIELS               of the American Bar
                                         Association
                                         Members/State
                                         Street Collective
                                         Trust (Principal
                                         Accounting Officer)

              SIGNATURE                         TITLE                DATE

                  *                     Chairman and Chief      March 27, 1997
-------------------------------------    Executive Officer
         MARSHALL N. CARTER              of State Street
                                         Bank and Trust
                                         Company

                  *                     Director, President     March 27, 1997
-------------------------------------    and Chief Operating
           DAVID A. SPINA                Officer of State
                                         Street Bank and
                                         Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
         TENLEY E. ALBRIGHT              Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
        JOSEPH A. BAUTE, JR.             Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
        I. MACALLISTER BOOTH             Trust Company

                                        Director of State
-------------------------------------    Street Bank and
         JAMES I. CASH, JR.              Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
          TRUMAN S. CASNER               Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
         NADER F. DAREHSHORI             Trust Company

              SIGNATURE                         TITLE                DATE

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
         ARTHUR L. GOLDSTEIN             Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
           CHARLES F. KAYE               Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
          JOHN M. KUCHARSKI              Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
         CHARLES R. LAMANTIA             Trust Company

                                        Director of State
-------------------------------------    Street Bank and
           DAVID B. PERINI               Trust Company

                  *                     Director of State       March 27, 1997
-------------------------------------    Street Bank and
          DENNIS J. PICARD               Trust Company

       /s/ Nicholas A. Lopardo
*By _________________________________
 NAME: NICHOLAS A. LOPARDO ATTORNEY-
               IN-FACT

         /s/ John R. Towers
*By _________________________________
  NAME: JOHN R. TOWERS ATTORNEY-IN-
                FACT