Form 10-Q
period 1997-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1997-05-15
CIK 878375

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                   OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                              to


Commission file Nos. 333-23633 AND 33-92120
                    ---------------------

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST
           (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                                        04-6691601
-------------------                                    ---------------
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

     Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

     Item 3. Quantitative Disclosures About Market Risk........49


PART II.  OTHER INFORMATION

     Item 1.Legal Proceedings..................................50

     Item 2.Changes in Securities..............................50

     Item 3.Defaults Upon Senior Securities....................50

     Item 4.Submission of Matters to a Vote of
            Security Holders...................................50

     Item 5.Other Information..................................50

     Item 6.Exhibits and Reports on Form 8-K...................50

SIGNATURES.....................................................51

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)


          American Bar Association Members/ State Street Collective Trust

                           Aggressive  Equity  Fund


                      Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1997
                                                        ----------------
ASSETS
Investments, at value (cost $228,399,356)...............    $267,262,552
Cash....................................................           4,401
Receivable  for  investments sold.......................       1,731,112
Receivable  for  fund  units sold.......................          21,886
Dividends  and  interest  receivable....................         193,887
Other  assets...........................................         110,844
                                                            ------------
     Total  assets......................................     269,324,682
                                                            ------------
Liabilities
Payable for investments purchased.......................       3,976,571
Payable for fund units purchased........................         613,148
Accrued expenses........................................         432,958
Other liabilities.......................................               0
                                                            ------------
     Total liabilities..................................       5,022,677
                                                            ------------
Net Assets..............................................    $264,302,005
                                                            ============
Net asset value, redemption price and offering price
per unit of beneficial interest
($264,302,005/6,888,038 units outstanding)..............          $38.37
                                                            ============

         American Bar Association Members/ State Street Collective Trust

                         Aggressive  Equity  Fund

                          Statement of Operations
                                Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------

Investment income
     Dividend income....................................        $370,178
     Interest income....................................         278,748
                                                        ----------------
          Total investment income.......................         648,926

Expenses:
     Investment advisory fee............................        $311,418
     State  Street  Bank  &  Trust  Company - program  fee       253,902
     American  Bar  Retirement  Association - program  fee        37,137
     Trustee, management and administration fees........          52,608
     Other expenses and taxes...........................          33,570
     Amortization of Organization Expenses..............          19,306
                                                        ----------------
          Total expenses................................         707,941
                                                        ----------------
Net investment income (loss)............................         (59,015)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
-------------------------------------------------
Net realized gain on investments sold...................       9,252,947
Unrealized depreciation of investments during the period     (27,507,257)
                                                        ----------------
     Net  loss on  investments.........................      (18,254,310)
                                                        ----------------
     Net decrease in net assets resulting from operations   ($18,313,325)
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                           Aggressive  Equity  Fund


                     Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income (loss)..................         ($59,015)
          Net realized gain on investments sold.........        9,252,947
          Unrealized depreciation of investments during
          the period....................................      (27,507,257)
                                                        -----------------
          Net decrease in net assets resulting from
          operations....................................      (18,313,325)
                                                        -----------------

Participant transactions:
          Proceeds from sales of units..................       13,006,649
          Cost of units redeemed........................       (6,306,787)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................        6,699,862
                                                        -----------------
                    Total decrease in net assets........      (11,613,463)

NET ASSETS:
          Beginning of period...........................      275,915,468
          End of period.................................     $264,302,005

Number of units:
          Outstanding-beginning of period...............        6,727,703
               Sold.....................................          312,594
               Redeemed.................................         (152,259)
                                                        -----------------
          Outstanding-end of period.....................        6,888,038
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                           Aggressive  Equity  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout
the period:                                              For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income.......................................           $0.10
Expenses................................................           (0.10)
                                                        -----------------
Net investment income (loss)............................               0
Net realized and unrealized (loss) on investments.......           (2.64)
                                                        -----------------
Net decrease in unit value..............................           (2.64)
Net asset value at beginning of period..................           41.01
                                                        -----------------
Net assets value at end of period.......................          $38.37
                                                        ================
Ratio of expenses to average assets*....................            1.01%
Ratio of net investment income to average assets*.......           (0.08%)
Portfolio turnover......................................              12%
Number of units outstanding at end of period (in thousands)        6,888

----------------------------------------
*Annualized

        American Bar Association Members/ State Street Collective Trust

                                 Balanced  Fund


                      Statement of Assets and Liabilities
                                   Unaudited


                                                        March  31,  1997
                                                        ----------------
ASSETS
Investments, at value (cost $288,334,399)...............    $324,166,090
Cash....................................................        (829,629)
Receivable for investments sold.........................       1,118,756
Receivable for fund units sold..........................               0
Dividends and interest receivable.......................       1,515,115
Other assets............................................         117,732
                                                        ----------------
     Total  assets......................................     326,088,064
                                                        ----------------

LIABILITIES
Payable for investments purchased.......................      25,126,620
Payable for fund units purchased........................         614,602
Accrued expenses........................................         401,202
Other liabilities.......................................           2,521
                                                        ----------------
     Total liabilities..................................      26,144,945
                                                        ----------------

Net Assets..............................................    $299,943,119
                                                        ================

Net asset value, redemption price and offering price
 per unit of beneficial interest
($299,943,119/8,106,643 units outstanding)...........             $37.00
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                                 Balanced Fund


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------

Investment income
     Dividend income....................................        $669,823
     Interest income....................................       2,108,486
                                                        ---------------
          Total investment income.......................       2,778,309

Expenses:
     Investment  advisory fee...........................        $278,199
     State Street Bank & Trust Company - program  fee...         274,831
     American Bar Retirement Association - program fee..          40,197
     Trustee, management and administration fees........          56,946
     Other expenses and taxes...........................          43,589
     Amortization of Organization Expenses..............          21,327
                                                        ----------------
          Total expenses................................         715,089
                                                        ----------------
Net investment income...................................       2,063,220
                                                        ----------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net realized gain on investments sold...................       6,440,772
Unrealized depreciation of investments during the period      (6,647,831)
                                                        ----------------
     Net loss on investments............................        (207,059)
                                                        ----------------
     Net increase in net assets resulting from operations     $1,856,161
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                                 Balanced  Fund


                     Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income.........................      $2,063,220
          Net realized gain on investments sold.........       6,440,772
          Unrealized depreciation of investments during
          the period....................................      (6,647,831)
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................       1,856,161
                                                        ----------------

Participant transactions:
          Proceeds from sale of units...................       9,512,818
          Cost of units redeemed........................      (6,827,192)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................       2,685,626
                                                        ----------------
                    Total increase in net assets........       4,541,787

NET ASSETS:
          Beginning of period...........................     295,401,332
          End of period.................................    $299,943,119

Number of units:
          Outstanding-beginning of period...............       8,036,685
               Sold.....................................         251,989
               Redeemed.................................        (182,031)
                                                        -----------------
          Outstanding-end of period.....................       8,106,643
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                                Balanced  Fund


                           Per-Unit Data and Ratios
                                  Unaudited

Selected data for a unit outstanding throughout
the period:                                               For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income.......................................           $0.34
Expenses................................................           (0.09)
                                                        -----------------
Net investment income...................................            0.25
Net realized and unrealized (loss) on investments.......           (0.01)
                                                        -----------------
Net increase in unit value..............................            0.24
Net asset value at beginning of period..................           36.76
                                                        -----------------
Net assets value at end of period.......................          $37.00
                                                        =================
Ratio of expenses to average net assets*................            0.94%
Ratio of net investment income to average assets*.......            2.73%
Portfolio turnover......................................              43%
Number of units outstanding at end of period(in thousands)         8,107

----------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                             Growth  Equity  Fund


                     Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1997
                                                        ----------------
ASSETS
Investments, at value (cost $611,385,863)...............    $772,568,014
Cash....................................................         172,479
Receivable for investments sold.........................       3,902,377
Receivable for fund units sold..........................          68,077
Dividends and interest receivable.......................       1,302,687
Other  assets...........................................         300,635
                                                        ----------------
    Total  assets.......................................     778,314,269
                                                        ----------------

Liabilities
Payable for investments purchased.......................       8,504,930
Payable for fund units purchased........................         244,768
Accrued expenses........................................         942,185
Other liabilities.......................................          49,162
                                                        ----------------
     Total liabilities..................................       9,741,045
                                                        ----------------

Net Assets..............................................    $768,573,224
                                                        ================

Net asset value, redemption price and offering price per
unit of beneficial interest
( $768,573,224/2,736,291 units  outstanding)...........         $280.88
                                                        ================

           American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income
     Dividend income....................................      $2,532,426
     Interest income....................................         407,221
                                                        ----------------
          Total investment income.......................       2,939,647

Expenses:
     Investment  advisory fee...........................        $586,041
     State Street Bank  &  Trust Company - program   fee         711,972
     American  Bar  Retirement Association - program fee         104,134
     Trustee, management and administration fees........         147,523
     Other expenses and taxes...........................         142,138
     Amortization of Organization Expenses..............          54,078
                                                        ----------------
          Total expenses................................       1,745,886
                                                        ----------------
Net investment income...................................       1,193,761
                                                        ----------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net realized gain on investments sold...................      32,330,997
Unrealized depreciation of investments during the period     (26,720,670)
                                                        ----------------
     Net gain on investments............................       5,610,327
                                                        ----------------
     Net increase in net assets resulting from operations     $6,804,088
                                                        ================

          American Bar Association Members/ State Street Collective Trust

                             Growth  Equity  Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income.........................      $1,193,761
          Net realized gain on investments sold.........      32,330,997
          Unrealized depreciation of investments during
          the period....................................     (26,720,670)
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................       6,804,088
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      23,879,148
          Cost of units redeemed........................     (14,908,061)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................       8,971,087
                                                        -----------------
                    Total increase in net assets........      15,775,175

NET ASSETS:
          Beginning of period...........................     752,798,049
          End of period.................................    $768,573,224

Number of units:
          Outstanding-beginning of period...............       2,705,373
               Sold.....................................          82,362
               Redeemed.................................         (51,444)
                                                        -----------------
          Outstanding-end of period.....................       2,736,291
                                                        =================

            American Bar Association Members/ State Street Collective Trust

                              Growth  Equity  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                   For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income.......................................           $1.09
Expenses................................................           (0.65)
                                                        -----------------
Net investment income...................................            0.44
Net realized and unrealized gain on investments.........           $2.18
                                                        -----------------
Net increase in unit value..............................            2.62
Net asset value at beginning of period..................          278.26
                                                        -----------------
Net assets value at end of period.......................         $280.88
                                                        =================

Ratio of expenses to average net assets*................            0.89%
Ratio of net investment income to average assets*.......            0.61%
Portfolio turnover......................................              19%
Number of units outstanding at end of period (in thousands)        2,736

-----------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                              Index  Equity  Fund


                       Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31 ,  1997
                                                        -----------------
ASSETS
Investments, at value (cost $89,774,958)................   $101,227,678
Cash....................................................         81,256
Receivable for investments sold.........................              0
Receivable for fund units sold..........................        348,708
Dividends and interest receivable.......................        166,319
Other assets............................................         33,250
                                                        ---------------
     Total assets.......................................    101,857,211
                                                        ---------------

LIABILITIES
Payable for investments purchased.......................        247,575
Payable for fund units purchased........................              0
Accrued expenses........................................         60,437
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................        308,012
                                                        ---------------
NET ASSETS..............................................   $101,549,199
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($101,549,199/5,977,921 units outstanding).............         $16.99
                                                        ===============

          American Bar Association Members/ State Street Collective Trust

                              Index  Equity  Fund


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income
     Dividend income....................................       $166,319
     Interest income....................................              0
                                                        ---------------
          Total investment income.......................        166,319

Expenses:
     Investment Advisory Fee............................             $0
     State Street Bank & Trust Company - program  fee...         87,841
     American Bar Retirement Association - program  fee.         12,847
     Trustee, management and administration fees........         40,096
     Other expenses and taxes...........................         10,080
     Amortization  of  Organization  expenses...........          5,661
                                                        ----------------
          Total expenses................................        156,525
                                                        ----------------
Net investment income (loss)............................          9,794
                                                        ----------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net  realized  gain  on  investments  sold..............      1,929,211
Unrealized depreciation of investments during the period     (1,916,649)
                                                        ---------------
     Net  gain  on  investments.........................         12,562
                                                        ---------------
     Net increase in net assets resulting from operations       $22,356
                                                        ===============

           American Bar Association Members/ State Street Collective Trust

                              Index  Equity  Fund


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
INCREASE IN NET ASSETS FROM:
Operations:
          Net investment income(loss)...................          $9,794
          Net realized gain on investments sold.........       1,929,211
          Unrealized depreciation of investments during
          the period....................................      (1,916,649)
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................          22,356
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................     25,426,149
          Cost of units redeemed........................     (6,780,309)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions                           18,645,840
                                                        ----------------
                    Total increase in net assets........     18,668,196

Net Assets:
          Beginning of period...........................     82,881,003
          End of period.................................   $101,549,199

Number of units:
          Outstanding-beginning of period...............      4,914,409
               Sold.....................................      1,445,732
               Redeemed.................................       (382,220)
                                                        ----------------
          Outstanding-end of period.....................      5,977,921
                                                        ================

        American Bar Association Members/ State Street Collective Trust

                           Index  Equity  Fund


                        Per-Unit Data and Ratios
                                Unaudited

Selected data for a unit outstanding throughout
the period:
                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income.......................................          $0.03
Expenses................................................          (0.03)
                                                        ----------------
Net investment income (loss)............................              0
Net realized and unrealized gain on investments.........           0.13
                                                        ----------------
Net increase in unit value..............................           0.13
Net asset value at beginning of period..................          16.86
                                                        ----------------
Net assets value at end of period.......................         $16.99
                                                        ================
Ratio of expenses to average net assets*................           0.65%
Ratio of net investment income (loss) to average assets*           0.04%
Portfolio turnover**....................................              7%
Number of units outstanding at end of period(in thousands)        5,978

-----------------------------------------
*Annualized
**Reflects purchases and sales of units of the collective investment funds in which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds.

         American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                     Statement of Assets and Liabilities
                                 Unaudited

                                                        March  31,  1997
                                                    --------------------
ASSETS
Investments, at value (cost $61,334,347)................     $59,953,756
Cash....................................................               0
Receivable for investments sold.........................               0
Receivable for fund units sold..........................          75,185
Dividends and interest receivable.......................         423,341
Other  assets...........................................          19,827
                                                        ----------------
    Total  assets......................................       60,472,109
                                                        ----------------
LIABILITIES
Payable for investments purchased.......................         367,174
Payable for fund units purchased........................               0
Accrued expenses........................................          31,366
Other liabilities.......................................               0
                                                        ----------------
     Total liabilities..................................         398,540
                                                        ----------------

NET ASSETS..............................................     $60,073,569
                                                        ================

Net asset value, redemption price and offering price
per unit of beneficial interest
($60,073,569/5,543,482 units outstanding)...............          $10.84
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                           Statement of Operations
                                 Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income
     Dividend income....................................      $1,009,655
     Interest income....................................               0
                                                        ----------------
          Total investment income.......................       1,009,655

Expenses:
     Investment advisory fee............................              $0
     State Street Bank & Trust Company - program  fee...          49,371
     American Bar Retirement Association - program  fee.           7,221
     Trustee, management and administration fees........          13,602
     Other expenses and tax.............................           6,210
     Amortization of Organization Expenses..............           3,520
                                                        ----------------
          Total expenses................................          79,924
                                                        ----------------
Net investment income...................................         929,731
                                                        ----------------
REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS.
Net realized loss on investments sold...................          (9,596)
Unrealized depreciation of investments during the period      (1,201,094)
                                                        -----------------
     Net loss on investments............................      (1,210,690)
                                                        -----------------
     Net decrease in net assets resulting from operations      ($280,959)
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                            Intermediate  Bond  Fund


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        ------------------
Increase in Net Assets From:
Operations:
          Net investment income.........................        $929,731
          Net realized loss on investments sold.........          (9,596)
          Unrealized depreciation of investments during
          the period....................................      (1,201,094)
                                                        -----------------
          Net decrease in net assets resulting from
          operations....................................        (280,959)
                                                        -----------------

Participant transactions:
          Proceeds from sales of units..................      12,700,529
          Cost of units redeemed........................      (1,957,818)
                                                        -----------------
          Net increase in net assets resulting from
          participant transactions......................      10,742,711
                                                        -----------------
                    Total increase in net assets........      10,461,752

Net Assets:
          Beginning of period...........................      49,611,817
          End of period.................................     $60,073,569

Number of units:
          Outstanding-beginning of period...............       4,556,518
               Sold.....................................       1,166,396
               Redeemed.................................        (179,433)
                                                        -----------------
          Outstanding-end of period.....................       5,543,481
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                           Intermediate  Bond  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                   For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income.......................................           $0.29
Expenses................................................           (0.02)
                                                        -----------------
Net investment income...................................            0.27
Net realized and unrealized loss on investments.........           (0.32)
                                                        -----------------
Net decrease in unit value..............................           (0.05)
Net asset value at beginning of period..................           10.89
                                                        -----------------

Net asset value at end of period.......................           $10.84
                                                        =================
Ratio of expenses to average net assets*................            0.59%
Ratio of net investment income to average assets*.......            6.83%
Portfolio turnover**....................................            2.84%
Number of units outstanding at end of period (in thousands)        5,543

----------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the Fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                     Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1997
                                                        ----------------
Assets
Investments, at value (cost $45,854,415)................    $46,567,963
Cash....................................................              0
Receivable  for  investments sold.......................              0
Receivable  for  fund  units sold.......................        245,551
Dividends  and  interest  receivable....................              0
Other  assets...........................................         13,574
                                                        ---------------
     Total  assets......................................     46,827,088
                                                        ---------------

Liabilities
Payable for investments purchased.......................        245,551
Payable for fund units purchased........................              0
Accrued expenses........................................         22,394
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................        267,945
                                                        ---------------

Net Assets..............................................    $46,559,143
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($46,559,143/2,618,074 units outstanding)...............         $17.78
                                                        ===============

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                            Statement of Operations
                                  Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March  31, 1997
                                                        ------------------
Investment income
     Dividend income....................................             $0
     Interest income....................................              0
                                                        -----------------
          Total investment income.......................              0

Expenses:
     Investment Advisory Fee............................             $0
     State Street Bank & Trust Company - program  fee...        $36,405
     American Bar Retirement Association - program  fee.          5,324
     Trustee, management and administration fees........          7,544
     Other expenses and taxes...........................          3,883
     Amortization  of  Organization expenses............          2,310
                                                        -----------------
          Total expenses................................         55,466
                                                        -----------------
Net investment income (loss)............................        (55,466)
                                                        -----------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments sold...............        505,033
Unrealized depreciation of investments during the period       (318,424)
                                                        -----------------
     Net  gain  on  investments.........................        186,609
                                                        -----------------
     Net increase in net assets resulting from operations      $131,143
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March  31, 1997
                                                        ------------------
Increase in Net Assets From:
Operations:
          Net investment income(loss)...................       ($55,466)
          Net realized gain on investments sold.........        505,033
          Unrealized depreciation of investments during
          the period....................................       (318,424)
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................        131,143
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................     23,079,233
          Cost of units redeemed........................     (9,919,533)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................     13,159,700
                                                        ----------------
                    Total increase in net assets........     13,290,843

Net Assets:
          Beginning of period...........................     33,268,300
          End of period.................................    $46,559,143

Number of units:
          Outstanding-beginning of period...............      1,868,547
               Sold.....................................      1,309,221
               Redeemed.................................       (559,695)
                                                        ----------------
          Outstanding-end of period.....................      2,618,073
                                                        ================

         American Bar Association Members/ State Street Collective Trust

                           International Equity Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:
                                                         For the period
                                                        January  1,  1997
                                                        to March  31, 1997
                                                        ------------------
Investment income.......................................          $   0
Expenses................................................          (0.02)
                                                        ------------------
Net investment income (loss)............................          (0.02)
Net realized and unrealized gain on investments.........              0
                                                        ------------------
Net decrease in unit value..............................          (0.02)
Net asset value at beginning of period..................          17.80
                                                        ------------------

Net assets value at end of period.......................         $17.78
                                                        ==================
Ratio of expenses to average net assets*................           0.55%
Ratio of net investment income (loss) to average assets*          (0.55%)
Portfolio turnover**....................................             25%
Number of units outstanding at end of period(in thousands)        2,618

----------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment company in which the Fund invests, rather than the turnover of the underlying portfolio of such registered investment company.

      American  Bar  Association  Members / State  Street  Collective  Trust

                         Stable  Asset  Return  Fund


                    Statement  of  Assets  and  Liabilities
                                   Unaudited

                                                        March  31,  1997
                                                        ----------------
Assets
Investments, at value (Cost $622,325,365)...............   $622,325,365
Interest Receivable ....................................      3,188,407
Receivable for fund units sold..........................      2,078,775
Other assets............................................        254,761
                                                        ---------------
     Total  Assets......................................    627,847,308
                                                        ---------------

Liabilities
Payable for units redeemed..............................              0
Accrued expenses........................................        348,264
                                                        ---------------
     Total Liabilities..................................        348,264
                                                        ---------------
Net  Assets.............................................   $627,499,044
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($627,499,044/627,499,044 units outstanding)............          $1.00
                                                        ===============

      American  Bar  Association  Members / State  Street  Collective  Trust

                          Stable  Asset  Return  Fund


                          Statement  of  Operations
                                   Unaudited

                                                        For  the  period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Interest  income........................................     $9,276,249
                                                        ---------------
Expenses:
     State Street Bank & Trust Company - program  fee...        564,302
     American Bar Retirement Association - program  fee.         82,537
     Trustee,  management  and  administration fees.....        310,735
     Other expenses and taxes...........................         76,050
     Amortization of Organization expenses..............        (18,770)
                                                        ---------------
          Total  Expenses...............................      1,014,854
                                                        ---------------
Net investment income...................................     $8,261,395
                                                        ---------------

      American  Bar  Association  Members / State  Street  Collective  Trust

                           Stable  Asset  Return  Fund


                     Statement  of  Changes  in  Net  Assets
                                    Unaudited

                                                        For  the  period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income and net increase in net
          assets resulting from operations..............     $8,261,395
                                                        ----------------
          Distributions from net investment income......     (8,261,395)
                                                        ----------------

Participant transactions:
          Proceeds from sale of units...................     27,391,580
          Units issued in connection with reinvestment
          of net investment income......................      8,261,395
          Cost of units redeemed........................    (42,916,700)
                                                        ----------------
          Net decrease in net assets resulting from
          participant transactions......................     (7,263,725)
                                                        ----------------
                    Total decrease in net assets........     (7,263,725)
                                                        ----------------

Net Assets:
          Beginning of period...........................    634,762,769
          End of period.................................   $627,499,044
                                                        ================

      American  Bar  Association  Members / State  Street  Collective  Trust

                         Stable  Asset  Return  Fund


                           Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:
                                                        For  the  period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------

Investment income.......................................         $0.015
Expenses................................................         (0.002)
                                                        ----------------
Net investment income...................................          0.013
Reinvestment  of  net  investment  income...............         (0.013)
                                                        ----------------
Net increase in unit value..............................              0
Net asset value at beginning of period..................           1.00
                                                        ----------------
Net asset value at end of period........................          $1.00
                                                        ================
Ratio of expenses to average net assets*................           0.64%
Ratio of net investment income to average assets*.......           5.32%
Number of units outstanding at end of period(in thousands)      627,499

----------------------------------------
* Annualized

         American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                     Statement of Assets and Liabilities
                                    Unaudited

                                                        March  31,  1997
                                                        ----------------
Assets
Investments, at value (cost $60,199,523)................     $68,015,227
Cash....................................................           4,189
Receivable  for  investments sold.......................               0
Receivable  for  fund  units sold.......................         554,631
Dividends  and  interest  receivable....................         157,899
Other  assets...........................................          19,112
                                                        ----------------
     Total  assets......................................      68,751,058
                                                        ----------------

Liabilities
Payable for investments purchased.......................       2,090,698
Payable for fund units purchased........................               0
Accrued expenses........................................          66,696
Other liabilities.......................................             126
                                                        ----------------
     Total liabilities..................................       2,157,520
                                                        ----------------

Net Assets..............................................     $66,593,538
                                                        ================

Net asset value, redemption price and offering price per
unit of beneficial interest
( $66,593,538/4,105,713  units  outstanding)............          $16.22
                                                        ================

      American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                            Statement of Operations
                                  Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income
     Dividend income....................................        $280,003
     Interest income....................................         102,092
                                                        ----------------
          Total investment income.......................         382,095

Expenses:
     Investment  advisory fee...........................         $55,034
     State Street Bank  & Trust Company - program  fee..          53,176
     American Bar Retirement Association - program fee..           7,777
     Trustee, management and administration fees........          11,019
     Other  expenses  and taxes.........................           6,092
     Amortization  of  Organization Expenses............           3,211
                                                        ----------------
          Total expenses................................         136,309
                                                        ----------------
Net investment income...................................         245,786
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net  realized  gain  on  investments sold...............         111,575
Unrealized  appreciation  of  investments  during
     the period.........................................         861,033
                                                        -----------------
     Net  gain  on  investments.........................         972,608
                                                        -----------------
     Net increase in net assets resulting from operations     $1,218,394
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income.........................        $245,786
          Net realized gain on investments sold.........         111,575
          Unrealized appreciation of investments during
          the period....................................         861,033
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................       1,218,394
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      18,686,056
          Cost of units redeemed........................      (1,442,107)
                                                         -----------------
          Net increase in net assets resulting from
          participant transactions......................      17,243,949
                                                        ------------------
                    Total increase in net assets........      18,462,343

Net Assets:
          Beginning of period...........................      48,131,194
          End of period.................................     $66,593,537

Number of units:
          Outstanding-beginning of period...............       3,060,634
               Sold.....................................       1,130,772
               Redeemed.................................         (85,694)
                                                        -----------------
          Outstanding-end of period.....................       4,105,712
                                                        =================

         American Bar Association Members/ State Street Collective Trust

                              Value  Equity  Fund


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                   For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------

Investment income.......................................           $0.12
Expenses................................................           (0.04)
                                                        -----------------
Net investment income...................................            0.08
Net realized and unrealized gain on investments.........            0.41
                                                        -----------------
Net increase in unit value..............................            0.49
Net asset value at beginning of period..................           15.73
                                                        -----------------

Net assets value at end of period.......................          $16.22
                                                        =================

Ratio of expenses to average net assets*................            0.93%
Ratio of net investment income to average assets*.......            1.68%
Portfolio turnover......................................               2%
Number of units outstanding at end of period (in thousands)        4,106

----------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                       Statement of Assets and Liabilities
                                    Unaudited

                                                        March  31,  1997
                                                        ----------------
Assets
Investments, at value (cost $12,653,789) ...............    $13,351,971
Cash....................................................              0
Receivable for investments sold.........................              0
Receivable for fund units sold..........................          8,433
Dividends and interest receivable.......................              0
Other assets............................................              0
                                                        ---------------
     Total assets.......................................     13,360,403
                                                        ---------------

Liabilities
Payable for investments purchased.......................          8,433
Payable for fund units purchased........................              0
Accrued Expenses .......................................          1,111
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................          9,544
                                                        ---------------
Net Assets..............................................    $13,350,859
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($13,350,859/1,158,269 units outstanding).................       $11.53
                                                        ===============

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                            Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income:
     Dividend income....................................             $0
     Interest income....................................              0
                                                        ----------------
          Total investment income.......................              0

Expenses:
     Investment advisory fee............................             $0
     State Street Bank & Trust Company-program fee......              0
     American Bar Retirement Association-program fee....              0
     Trustee, management and administration fees........              0
     Other  expenses  and taxes.........................              0
     Amortization  of  Organization expenses............          3,026
                                                        ----------------
          Total expenses................................          3,026
                                                        ----------------
Net investment income (loss)............................         (3,026)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold...................        159,030
Unrealized  depreciation  of  investments during the period    (121,935)
                                                        ----------------

     Net gain on investment.............................         37,096
                                                        ----------------
     Net increase in net assets resulting from operations       $34,069
                                                        ================

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                        Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................        ($3,026)
          Net realized gain on investments sold.........        159,030
          Unrealized depreciation of investments during
          the period....................................       (121,935)
                                                        ----------------
          Net increase in net assets resulting from
          operations....................................         34,069
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................      3,032,762
          Cost of units redeemed........................       (916,949)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................      2,115,813
                                                        ----------------
                    Total increase in net assets........      2,149,882

Net Assets:
          Beginning of period...........................     11,200,977
          End of period.................................    $13,350,859

Number of units:
          Outstanding-beginning of period...............        977,202
               Sold.....................................        259,381
               Redeemed.................................        (78,314)
                                                        ----------------
          Outstanding-end of period.....................      1,158,269
                                                        ================

         American Bar Association Members/ State Street Collective Trust

           Structured  Portfolio  Service  -  Conservative  Portfolio


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:
                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------

Investment income.......................................          $   0
Expenses................................................              0
                                                        ---------------
Net investment income...................................              0
Net realized and unrealized gain on investments.........           0.07
                                                        ---------------
Net increase in unit value..............................           0.07
Net asset value at beginning of period..................          11.46
                                                        ---------------

Net asset value at end of period........................         $11.53
                                                        ===============

Ratio of expenses to average net assets*................           0.06%
Ratio of net investment income (loss) to average assets*          (0.06%)
Portfolio turnover**....................................           5.54%
Number of units outstanding at end of period (in thousands)       1,158

----------------------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds.

           American Bar Association Members/ State Street Collective Trust

               Structured  Portfolio  Service  -  Moderate  Portfolio


                        Statement of Assets and Liabilities
                                     Unaudited

                                                        March  31,  1997
                                                        ----------------
Assets
Investments, at value (cost $45,222,878)................    $47,641,295
Cash....................................................              0
Receivable for investments sold.........................              0
Receivable for fund units sold..........................         16,597
Dividends and interest receivable.......................              0
Other assets............................................              0
                                                        ---------------
     Total assets.......................................     47,657,892
                                                        ---------------

Liabilities
Payable for investments purchased.......................         16,597
Payable for fund units purchased........................              0
Accrued Expenses .......................................          4,003
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................         20,600
                                                        ---------------

Net Assets..............................................    $47,637,292
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($47,637,292/3,969,609  units outstanding)..............         $12.00
                                                        ===============

           American Bar Association Members/ State Street Collective Trust

             Structured  Portfolio  Service  -  Moderate  Portfolio


                             Statement of Operations
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income
     Dividend income....................................             $0
     Interest income....................................              0
                                                        ----------------
          Total investment income.......................              0

Expenses:
     Investment advisory fee............................             $0
     State Street Bank & Trust Company-program fee......              0
     American Bar Retirement Association-program fee....              0
     Trustee, management and administration fees........              0
     Other  expenses  and taxes........................               0
     Amortization  of  Organization expenses............         10,257
                                                        ----------------
          Total expenses................................         10,257
                                                        ----------------
Net investment income (loss)............................        (10,257)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold...................        403,424
Unrealized  depreciation  of  investments during the period    (439,731)
                                                        ----------------

     Net loss on investments............................        (36,307)
                                                        ----------------
     Net decrease in net assets resulting from operations      ($46,564)
                                                        ================

      American Bar Association Members/ State Street Collective Trust

         Structured  Portfolio  Service  -  Moderate  Portfolio


                       Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)..................       ($10,257)
          Net realized gain on investments sold.........        403,424
          Unrealized depreciation of investments during
          the period....................................       (439,731)
                                                        ----------------
          Net decrease in net assets resulting from
          operations....................................        (46,564)
                                                        ----------------

Participant transactions:
          Proceeds from sale of units...................     16,559,550
          Cost of units redeemed........................     (1,493,034)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................     15,066,516
                                                        ----------------
                    Total increase in net assets........     15,019,952

Net Assets:
          Beginning of period...........................     32,617,340
          End of period.................................    $47,637,292

Number of units:
          Outstanding-beginning of period...............      2,733,228
               Sold.....................................      1,358,154
               Redeemed.................................       (121,773)
                                                        ----------------
          Outstanding-end of period.....................      3,969,609
                                                        ================

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Moderate  Portfolio


                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout
the period:
                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income.......................................          $   0
Expenses................................................              0
                                                        ---------------
Net investment income...................................              0
Net realized and unrealized gain on investments.........           0.07
                                                        ---------------
Net increase in unit value..............................           0.07
Net asset value at beginning of period..................          11.93
                                                        ---------------
Net asset value at end of period........................         $12.00
                                                        ===============

Ratio of expenses to average net assets*................           0.10%
Ratio of net investment income (loss) to average assets*          (0.10%)
Portfolio turnover**....................................           5.24%
Number of units outstanding at end of period (in thousands)       3,970

-----------------------------------------
*Annualized
**Reflects the purchases and sales of units of the Funds in which the Portfolio invests, rather than the turnover of such underlying Funds.

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Aggressive  Portfolio


                       Statement of Assets and Liabilities
                                   Unaudited

                                                        March  31,  1997
                                                        ----------------
Assets
Investments, at value (cost $34,026,511)................    $36,165,457
Cash....................................................              0
Receivable for investments sold.........................              0
Receivable for fund units sold..........................        437,739
Dividends and interest receivable.......................              0
Other assets............................................              0
                                                        ---------------
     Total assets.......................................     36,603,196
                                                        ---------------

Liabilities
Payable for investments purchased.......................        437,739
Payable for fund units purchased........................              0
Accrued Expenses .......................................          3,074
Other liabilities.......................................              0
                                                        ---------------
     Total liabilities..................................        440,813
                                                        ---------------

Net Assets..............................................    $36,162,383
                                                        ===============

Net asset value, redemption price and offering price per
unit of beneficial interest
($36,162,383/2,903,055  units outstanding)..............         $12.46
                                                        ===============

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Aggressive  Portfolio


                            Statement of Operations
                                    Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Investment income
     Dividend income....................................             $0
     Interest income....................................              0
                                                        ----------------
          Total investment income.......................              0

Expenses:
     Investment advisory fee............................             $0
     State Street Bank & Trust Company-program fee......              0
     American Bar Retirement Association-program fee....              0
     Trustee, management and administration fees........              0
     Other  expenses  and taxes.........................              0
     Amortization  of  Organization expenses............          7,968
                                                        ----------------
          Total expenses................................          7,968
                                                        ----------------
Net investment income (loss)............................         (7,968)
                                                        ----------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold...................        461,063
Unrealized  depreciation  of  investments during the period    (556,613)
                                                        ----------------

     Net loss on investments............................        (95,550)
                                                        ----------------
     Net decrease in net assets resulting from operations     ($103,518)
                                                        ================

            American Bar Association Members/ State Street Collective Trust

               Structured  Portfolio  Service  -  Aggressive  Portfolio


                        Statement of Changes in Net Assets
                                   Unaudited

                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------
Increase in Net Assets From:
Operations:
          Net investment income(loss)...................        ($7,968)
          Net realized gain on investments sold.........        461,063
          Unrealized depreciation of investments during
          the period....................................       (556,613)
                                                        ----------------
          Net decrease in net assets resulting from
          operations....................................       (103,518)
                                                        ----------------

Participant transactions:
          Proceeds from sales of units..................     12,328,876
          Cost of units redeemed........................     (1,620,836)
                                                        ----------------
          Net increase in net assets resulting from
          participant transactions......................     10,708,040
                                                        ----------------
                    Total increase in net assets........     10,604,522

Net Assets:
          Beginning of period...........................     25,557,861
          End of period.................................    $36,162,383

Number of units:
          Outstanding-beginning of period...............      2,060,096
               Sold.....................................        969,377
               Redeemed.................................       (126,420)
                                                        ----------------
          Outstanding-end of period.....................      2,903,053
                                                        ================

         American Bar Association Members/ State Street Collective Trust

            Structured  Portfolio  Service  -  Aggressive  Portfolio


                           Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout
the period:
                                                         For the period
                                                        January  1,  1997
                                                        to March 31, 1997
                                                        -----------------

Investment income.......................................          $   0
Expenses................................................              0
                                                        ----------------
Net investment income...................................              0
Net realized and unrealized gain on investments.........           0.05
                                                        ----------------
Net increase in unit value..............................           0.05
Net asset value at beginning of period..................          12.41
                                                        ----------------

Net asset value at end of period........................         $12.46
                                                        ================

Ratio of expenses to average net assets*.............             0.10%
Ratio of net investment income (loss) to average assets*         (0.10%)
Portfolio turnover**....................................          6.80%
Number of units outstanding at end of period (in thousands)      2,903

------------------------------------------
*Annualized
**Reflects the purchases and sales of units of the Funds in which the Portfolio invests, rather than the turnover of such underlying Funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AGGRESSIVE EQUITY FUND

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 1997 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (6.44)%. By comparison, the Russell 2000 Index produced a total return of (5.17)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The first quarter of 1997 marked the ninth consecutive quarterly increase in the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), but the broader stock market experienced a correction late in the third quarter triggered by the Federal Reserve's decision to increase interest rates. This interest rate increase caused a decline in stock prices in all categories, particularly smaller company growth stocks, which have experienced greater declines than the broader market.

         The most heavily weighted sectors in the Aggressive Equity Fund were computers and office equipment, technology, consumer goods, and drug and hospital supplies. Weaker areas in terms of return included health and personal care companies and telecommunications holdings.


BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities (including bonds, notes, debentures and equipment trust certificates) and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended March 31, 1997, the Balanced Fund experienced a total return, net of Expenses, of .66%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index") weighted 60%/40%, respectively, produced a total return of .73%. The Russell 1000 Index and the LB Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The U.S. equity market advanced in the first quarter of 1997 but closed on a decidedly weak note. In the last three weeks of the quarter, stock prices dropped nearly 7% as investors responded negatively to the Federal Reserve's first interest rate increase in over two years.

         Some of the most heavily weighted industry sectors in the equity portion of the portfolio were consumer goods, technology and financial services. The fixed income segment was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.


GROWTH EQUITY FUND

         The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 1997, the Growth Equity Fund experienced a total return, net of Expenses, of .93%. By comparison, the Russell 1000 Index produced a return of 1.59% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         After a rise in the stock market during January and February, which saw the S&P 500 gain over 10%, the market reversed course in the final weeks of the quarter. While the growth/value spread favored growth in January, value experienced a large advantage in both February and March.

         Some of the most heavily weighted industry sectors in the Growth Equity Fund were financial services, electronics, healthcare and consumer non-durables. Weaker areas in terms of return were basic industry holdings, electric utilities and aerospace companies.


INDEX EQUITY FUND

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Index
Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating Standard & Poors 500 Composite Stock Price Index (the
"S&P 500 Index") and the Russell Special Small Company Index, which is composed of approximately 2,500 stocks. The securities in these two indices represent the universe of securities included in the Russell 3000 Index.

         The fund produced a total return, net of Expenses, for the first quarter of 1997 of .73%. By comparison, the Russell 3000 Index produced a return of .87% for the first quarter of 1997. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.


INTERMEDIATE BOND FUND

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) is actively managed, investing in fixed income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Bond Fund -- the index portion -- is invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

         Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portion of the fund ($75 million and $200 million respectively), two-thirds of all contributions will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Masterworks Funds Bond Index Fund.

         For the quarter ended March 31, 1997, the Intermediate Bond Fund experienced a total return, net of Expenses, of (.66)%. As a comparison, a combination of Lehman Brothers Corporate/Government Bond Index and the LB Bond Index weighted 33%/67%, respectively, produced a return for the first quarter of 1997 of (.65)%. The Lehman Brothers Corporate/Government Bond Index and the LB Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices. The strong economy took a modest toll on the fixed income market in the quarter, with bond prices generally decreasing and the yields creeping up.


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

         Until the International Equity Fund reaches its minimum level of contributions to meet its investment objective, which State Street currently expects to be approximately $75 to $100 million, all contributions will be invested in the T. Rowe Price International Stock Fund.

         For the quarter ended March 31, 1997, the International Equity Fund experienced a total return, net of Expenses, of (.12)%. For the first quarter of 1997, the total return of the Morgan Stanley EAFE (Europe, Australia, Far East) Index (the "EAFE Index") was (1.57)%. The EAFE Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. International equities once again lagged the U.S. market during the first quarter due in part to the strengthening dollar.


STABLE ASSET RETURN FUND

         The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, banks or other financial institutions. The Stable Asset Return Fund also invests in high quality money market instruments including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements.

         For the quarter ended March 31, 1997, the Stable Asset Return Fund produced a return, net of Expenses, of 1.31%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the first quarter of 1997 was 1.18%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio. Interest rates remained fairly stable through mid-February, but then started to move up consistent with growing concerns that higher levels of economic activity would lead to rising inflation and prompt the Federal Reserve Board to raise interest rates.

VALUE EQUITY FUND

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended March 31, 1997, the Value Equity Fund experienced a total return, net of Expenses, of 3.14%. The S&P 500 Index produced a return of 2.61% for the first quarter. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The U.S. Market continued its climb with another positive return over the first quarter of 1997 despite downward pressure at the end of the quarter. Inflation remained low, while the rate of unemployment also fell to levels not achieved in two decades.

         The most heavily weighted industry sectors in the Value Equity Fund were banks, electric companies, computers and oil companies. Underweighted sectors in the Value Equity Fund include technology, consumer growth stocks and capital goods.

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

         For the quarter ended March 31, 1997, the structured portfolio service experienced a total return net of Expenses, of .56% for the conservative portfolio, .56% for the moderate portfolio, and .41% for the aggressive portfolio.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings

             None.

   Item 2. Changes in Securities

             None.

   Item 3. Defaults Upon Senior Securities

             None.

   Item 4. Submission of Matters to a Vote of Security Holders

             None.

   Item 5. Other Information

             Not applicable.

   Item 6. Exhibits and Reports on Form 8-K

             a. Exhibit No.     Description

                  27.1      Financial Data Schedule-Aggressive Equity Fund

                  27.2      Financial Data Schedule-Balanced Fund

                  27.3      Financial Data Schedule-Growth Equity Fund

                  27.4      Financial Data Schedule-Index Equity Fund

                  27.5      Financial Data Schedule-Intermediate Bond Fund

                  27.6      Financial Data Schedule-International Fund

                  27.7      Financial Data Schedule-Stable Asset Return Fund

                  27.8      Financial Data Schedule-Value Equity Fund

                  27.9 Financial Data Schedule-Structured Portfolio Service Conservative Portfolio

                  27.10 Financial Data Schedule-Structured Portfolio Service Moderate Portfolio

                  27.11 Financial Data Schedule-Structured Portfolio Service Aggressive Portfolio


             b. Reports on Form 8-K

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AMERICAN BAR ASSOCIATION MEMBERS/
                                         STATE STREET COLLECTIVE TRUST




 May 15, 1997                   By:  /S/ NANCY P. ANTIN
                                     ------------------------------
                                      Nancy P. Antin
                                      Vice President and Chief Financial Officer


 May 15, 1997                   By:   /S/ SUSAN C. DANIELS
                                      -----------------------------
                                      Susan C. Daniels
                                      Treasurer and Chief Accounting Officer