Form 10-Q
period 1997-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1997-08-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

                                 (617) 985-3000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

     Item 3. Quantitative Disclosures About Market Risk........49

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..................50

SIGNATURES.....................................................51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

Assets                                                                                June 30, 1997
                                                                                      -------------
Investments, at value (cost $212,934,942) ..........................................  $ 311,531,429
Cash ...............................................................................        (49,945)
Receivable for investments sold ....................................................        132,223
Receivable for fund units sold .....................................................              0
Dividends and interest receivable ..................................................        189,971
Other assets .......................................................................         90,904
                                                                                      -------------
   Total assets ....................................................................    311,894,582
                                                                                      -------------

Liabilities
Payable for investments purchased ..................................................        501,500
Payable for fund units purchased ...................................................        741,866
Accrued expenses ...................................................................        420,864
Other liabilities ..................................................................         28,704
                                                                                      -------------
   Total liabilities ...............................................................      1,692,934
                                                                                      -------------

Net Assets .........................................................................  $ 310,201,648
                                                                                      =============

Net asset value, redemption price and offering price per unit of beneficial interest
($310,201,648/6,833,172 units outstanding) .........................................  $       45.40
                                                                                      =============

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                           For the period    For the period
                                                           April 1, 1997     January 1, 1997
                                                           to June 30, 1997  to June 30, 1997
                                                           ----------------  ----------------
Investment income
     Dividend income ....................................  $    354,738         $    724,916
     Interest income ....................................       275,314              554,062
                                                           ---------------------------------
          Total investment income .......................       630,052            1,278,978

Expenses:
     Investment advisory fee ............................  $    313,666         $    625,084
     State Street Bank & Trust Company - program fee ....       251,438              505,340
     American Bar Retirement Association - program fee ..        36,749               73,886
     Trustee, management and administration fees ........        52,445              105,053
     Other expenses and taxes ...........................        41,876               75,446
     Amortization of organization expenses ..............        19,338               38,644
                                                           ---------------------------------
          Total expenses ................................       715,512            1,423,453
                                                           ---------------------------------
Net investment income (loss) ............................       (85,460)            (144,475)
                                                           ---------------------------------


Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold ...................     5,980,911           15,233,858
Unrealized appreciation of investments during the period     42,636,445           15,129,187
                                                           ---------------------------------
     Net gain on investments ............................    48,617,356           30,363,045
                                                           ---------------------------------
     Net increase in net assets resulting from operations  $ 48,531,896         $ 30,218,570
                                                           =================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period     For the period
                                                                                          April 1, 1997      January 1, 1997
                                                                                         to June 30, 1997   to June 30, 1997
                                                                                         ----------------   ----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss) ................................................  ($     85,460)        ($    144,475)
          Net realized gain on investments ............................................      5,980,911            15,233,858
          Unrealized appreciation on investments during the period ....................     42,636,445            15,129,187
                                                                                         -----------------------------------
          Net increase in net assets resulting from operations ........................     48,531,896            30,218,570
                                                                                         -----------------------------------

Participant transactions:
          Proceeds from sales of units ................................................      7,936,933            20,943,582
          Cost of units redeemed ......................................................    (10,569,184)          (16,875,971)
                                                                                         -----------------------------------
          Net increase (decrease) in net assets resulting from participant transactions     (2,632,251)            4,067,611
                                                                                         -----------------------------------
                    Total increase in net assets ......................................     45,899,645            34,286,181

Net Assets:
          Beginning of period .........................................................    264,302,005           275,915,468
          End of period ...............................................................  $ 310,201,648         $ 310,201,648

Number of units:
          Outstanding-beginning of period .............................................      6,888,038             6,727,703
               Sold ...................................................................        198,813               511,407
               Redeemed ...............................................................       (253,679)             (405,938)
                                                                                         -----------------------------------
          Outstanding-end of period ...................................................      6,833,172             6,833,172
                                                                                         ===================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:       For the period     For the period
                                                                   April 1, 1997     January 1, 1997
                                                                 to June 30, 1997   to June 30, 1997
                                                                 ----------------   ----------------
Investment income .........................................      $    0.09                 $    0.19
Expenses ..................................................          (0.11)                    (0.21)
                                                                 -----------------------------------
Net investment income (loss) ..............................          (0.02)                    (0.02)
Net realized and unrealized gain on investments ...........           7.05                      4.41
                                                                 -----------------------------------
Net increase in unit value ................................           7.03                      4.39
Net asset value at beginning of period ....................          38.37                     41.01
                                                                 -----------------------------------
Net assets value at end of period .........................      $   45.40                 $   45.40
                                                                 ===================================

Ratio of expenses to average net assets* ..................           1.01%                     1.02%
Ratio of net investment income (loss) to average assets* ..          (0.12%)                   (0.10%)
Portfolio turnover ........................................             10%                       24%
Number of units outstanding at end of period (in thousands)          6,833                     6,833

----------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited

Assets                                                                                   June 30, 1997
                                                                                         -------------
Investments, at value (cost $354,559,791) ..........................................      $353,389,419
Cash ...............................................................................             1,011
Receivable for investments sold ....................................................        61,568,678
Receivable for fund units sold .....................................................           327,821
Dividends and interest receivable ..................................................         3,146,004
Other assets .......................................................................           119,682
                                                                                          ------------
     Total assets ..................................................................       418,552,615
                                                                                          ------------

Liabilities
Payable for investments purchased ..................................................        85,858,281
Payable for fund units purchased ...................................................                 0
Accrued expenses ...................................................................           384,368
Other liabilities ..................................................................             1,032
                                                                                          ------------
     Total liabilities .............................................................        86,243,681
                                                                                          ------------

Net Assets .........................................................................      $332,308,934
                                                                                          ============

Net asset value, redemption price and offering price per unit of beneficial interest
($332,308,934/8,155,880 units outstanding) .........................................      $      40.74
                                                                                          ============

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                               For the period    For the period
                                                                April 1, 1997    January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  -----------------
Investment income
     Dividend income ....................................      $    753,442           $  1,423,265
     Interest income ....................................         2,218,203              4,326,689
                                                               -----------------------------------
          Total investment income .......................         2,971,645              5,749,954

Expenses:
     Investment advisory fee ............................      $    287,704           $    565,903
     State Street Bank & Trust Company - program fee ....           281,996                556,827
     American Bar Retirement Association - program fee ..            41,216                 81,413
     Trustee, management and administration fees ........            58,819                115,765
     Other expenses and taxes ...........................            50,476                 94,065
     Amortization of organization expenses ..............            21,095                 42,422
                                                               -----------------------------------
          Total expenses ................................           741,306              1,456,395
                                                               -----------------------------------
Net investment income ...................................         2,230,339              4,293,559
                                                               -----------------------------------

Realized & Unrealized Gain (Loss) on Investments ........
Net realized gain on investments sold ...................        65,437,618             71,878,390
Unrealized depreciation of investments during the period        (37,002,062)           (43,649,893)
                                                               -----------------------------------
     Net gain on investments ............................        28,435,556             28,228,497
                                                               -----------------------------------
     Net increase in net assets resulting from operations      $ 30,665,895           $ 32,522,056
                                                               ===================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period     For the period
                                                                                    April 1, 1997    January 1, 1997
                                                                                   to June 30, 1997  to June 30, 1997
                                                                                   ----------------  ---------------
Increase in Net Assets From:
Operations:
          Net investment income .............................................      $   2,230,339       $   4,293,559
          Net realized gain on investments ..................................         65,437,618          71,878,390
          Unrealized depreciation on investments during the period ..........        (37,002,062)        (43,649,893)
                                                                                   ---------------------------------
          Net increase in net assets resulting from operations ..............         30,665,895          32,522,056
                                                                                   ---------------------------------

Participant transactions:
          Proceeds from sales of units ......................................         52,331,815          61,844,633
          Cost of units redeemed ............................................        (50,631,894)        (57,459,087)
                                                                                   ---------------------------------
          Net increase in net asssets resulting from participant transactions          1,699,921           4,385,546
                                                                                   ---------------------------------
                    Total increase in net assets ............................         32,365,816          36,907,602

Net Assets:
          Beginning of period ...............................................        299,943,119         295,401,332
          End of period .....................................................      $ 332,308,934       $ 332,308,934

Number of units:
          Outstanding-beginning of period ...................................          8,106,643           8,036,685
               Sold .........................................................          1,048,186           1,300,175
               Redeemed .....................................................           (998,949)         (1,180,980)
                                                                                   ---------------------------------
          Outstanding-end of period .........................................          8,155,880           8,155,880
                                                                                   =================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.37                $    0.71
Expenses ..................................................          (0.09)                   (0.18)
                                                                 ----------------------------------
Net investment income .....................................           0.28                     0.53
Net realized and unrealized gain on investments ...........           3.46                     3.45
                                                                 ----------------------------------
Net increase in unit value ................................           3.74                     3.98
Net asset value at beginning of period ....................          37.00                    36.76
                                                                 ----------------------------------
Net assets value at end of period .........................      $   40.74                $   40.74
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.83%                    0.88%
Ratio of net investment income to average assets* .........           2.50%                    2.60%
Portfolio turnover ........................................            128%                     168%
Number of units outstanding at end of period (in thousands)          8,156                    8,156

----------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

Assets                                                                                     June 30, 1997
                                                                                          --------------
Investments, at value (cost $749,851,017) ..........................................      $  908,633,845
Cash ...............................................................................                 893
Receivable for investments sold ....................................................         152,076,296
Receivable for fund units sold .....................................................             403,930
Dividends and interest receivable ..................................................             791,578
Other assets .......................................................................             264,103
                                                                                          --------------
     Total  assets .................................................................       1,062,170,645
                                                                                          --------------

Liabilities
Payable for investments purchased ..................................................         163,244,115
Payable for fund units purchased ...................................................                   0
Accrued expenses ...................................................................             888,851
Other liabilities ..................................................................              38,999
                                                                                          --------------
     Total liabilities .............................................................         164,171,965
                                                                                          --------------

Net Assets .........................................................................      $  897,998,680
                                                                                          ==============

Net asset value, redemption price and offering price per unit of beneficial interest
($897,998,680/2,722,344 units outstanding) .........................................      $       329.86
                                                                                          ==============

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                For the period    For the period
                                                                April 1, 1997     January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  ----------------
Investment income
     Dividend income ....................................      $   2,531,045       $   5,063,471
     Interest income ....................................            529,225             936,446
                                                               ---------------------------------
          Total investment income .......................          3,060,270           5,999,917

Expenses:
     Investment advisory fee ............................      $     584,121       $   1,170,162
     State Street Bank & Trust Company - program fee ....            732,462           1,444,434
     American Bar Retirement Association - program fee ..            107,054             211,188
     Trustee, management and administration fees ........            152,778             300,301
     Other expenses and taxes ...........................             71,501             213,639
     Amortization of organization expenses ..............            156,913             210,991
                                                               ---------------------------------
          Total expenses ................................          1,804,829           3,550,715
                                                               ---------------------------------
Net investment income ...................................          1,255,441           2,449,202
                                                               ---------------------------------

Realized & Unrealized Gain (Loss) on Investments ........
Net realized gain on investments sold ...................        134,590,028         166,921,025
Unrealized depreciation of investments during the period          (2,399,319)        (29,119,989)
                                                               ---------------------------------
     Net gain on investments ............................        132,190,709         137,801,036
                                                               ---------------------------------
     Net increase in net assets resulting from operations      $ 133,446,150       $ 140,250,238
                                                               =================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                             For the period    For the period
                                                                                             April 1, 1997     January 1, 1997
                                                                                            to June 30, 1997  to June 30, 1997
                                                                                            ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income .......................................................     $   1,255,441       $   2,449,202
          Net realized gain on investments ............................................       134,590,028         166,921,025
          Unrealized depreciation on investments during the period ....................        (2,399,319)        (29,119,989)
                                                                                            ---------------------------------
          Net increase in net assets resulting from operations ........................       133,446,150         140,250,238
                                                                                            ---------------------------------

Participant transactions:
          Proceeds from sales of units ................................................       238,756,937         262,636,084
          Cost of units redeemed ......................................................      (242,777,629)       (257,685,690)
                                                                                            ---------------------------------
          Net increase (decrease) in net assets resulting from participant transactions        (4,020,692)          4,950,394
                                                                                            ---------------------------------
                    Total increase in net assets ......................................       129,425,458         145,200,632

Net Assets:
          Beginning of period .........................................................       768,573,224         752,798,049
          End of period ...............................................................     $ 897,998,680       $ 897,998,680

Number of units:
          Outstanding-beginning of period .............................................         2,736,291           2,705,373
               Sold ...................................................................           724,934             807,295
               Redeemed ...............................................................          (738,881)           (790,324)
                                                                                            ---------------------------------
          Outstanding-end of period ...................................................         2,722,344           2,722,344
                                                                                            =================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    1.12               $    2.20
Expenses ..................................................          (0.66)                  (1.30)
                                                                 ---------------------------------
Net investment income .....................................           0.46                    0.90
Net realized and unrealized gain on investments ...........          48.52                   50.70
                                                                 ---------------------------------
Net increase in unit value ................................          48.98                   51.60
Net asset value at beginning of period ....................         280.88                  278.26
                                                                 ---------------------------------
Net assets value at end of period .........................      $  329.86               $  329.86
                                                                 =================================

Ratio of expenses to average net assets* ..................           0.87%                   0.89%
Ratio of net investment income to average assets* .........           0.61%                   0.61%
Portfolio turnover ........................................             61%                     67%
Number of units outstanding at end of period (in thousands)          2,722                   2,722

----------
*Annualized

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund

                      Statement of Assets and Liabilities
                                   Unaudited

Assets                                                                                   June 30, 1997
                                                                                         -------------
Investments, at value (cost $99,841,191) ...........................................      $127,802,821
Cash ...............................................................................                 0
Receivable for investments sold ....................................................                 0
Receivable for fund units sold .....................................................           350,684
Dividends and interest receivable ..................................................           115,175
Other assets .......................................................................            37,200
                                                                                          ------------
     Total assets ..................................................................       128,305,880
                                                                                          ------------

Liabilities
Payable for investments purchased ..................................................           115,175
Payable for fund units purchased ...................................................                 0
Accrued expenses ...................................................................            58,895
                                                                                          ------------
Other liabilities ..................................................................            61,293
                                                                                          ------------
     Total liabilities .............................................................           235,363
                                                                                          ------------

Net Assets .........................................................................      $128,070,517
                                                                                          ============

Net asset value, redemption price and offering price per unit of beneficial interest
($128,070,517/6,459,135 units outstanding) .........................................      $      19.83
                                                                                          ============

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund

                            Statement of Operations
                                   Unaudited

                                                                     For the period    For the period
                                                                      April 1, 1997   January 1, 1997
                                                                    to June 30, 1997  to June 30, 1997
                                                                    ----------------  ----------------
Investment income
     Dividend income .........................................      $    115,175          $    281,494
     Interest income .........................................                 0                     0
                                                                    ----------------------------------
          Total investment income ............................           115,175               281,494

Expenses:
     Investment advisory fee .................................                 0                     0
     State Street Bank & Trust Company - program fee .........           102,275               190,116
     American Bar Retirement Association - program fee .......            14,948                27,795
     Trustee, management and administration fees .............            46,232                86,328
     Other expenses and taxes ................................            16,009                26,089
     Amortization of organization expenses ...................             6,520                12,181
                                                                    ----------------------------------
          Total expenses .....................................           185,984               342,509
                                                                    ----------------------------------
Net investment income (loss) .................................           (70,809)              (61,015)
                                                                    ----------------------------------

Realized & Unrealized Gain (Loss) on Investments .............
Net  realized gain on investments sold .......................         1,566,611             3,495,822
Unrealized  appreciation  of  investments  during  the  period        16,508,910            14,592,261
                                                                    ----------------------------------
     Net gain on investments .................................        18,075,521            18,088,083
                                                                    ----------------------------------
     Net increase in net assets resulting from operations ....      $ 18,004,712          $ 18,027,068
                                                                    ==================================

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund

                       Statement of Changes in Net Assets
                                   Unaudited

                                                                                   For the period    For the period
                                                                                   April 1, 1997     January 1, 1997
                                                                                  to June 30, 1997  to June 30, 1997
                                                                                  ----------------  -----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss) .....................................      ($     70,809)       ($     61,015)
          Net realized gain on investments .................................          1,566,611            3,495,822
          Unrealized appreciation on investments during the period .........         16,508,910           14,592,261
                                                                                  ----------------------------------
          Net increase in net assets resulting from operations .............         18,004,712           18,027,068
                                                                                  ----------------------------------

Participant transactions:
          Proceeds from sales of units .....................................         12,394,365           37,820,515
          Cost of units redeemed ...........................................         (3,877,760)         (10,658,069)
                                                                                  ----------------------------------
          Net increase in net assets resulting from participant transactions          8,516,605           27,162,446
                                                                                  ----------------------------------
                    Total increase in net assets ...........................         26,521,317           45,189,514

Net Assets:
          Beginning of period ..............................................        101,549,199           82,881,003
          End of period ....................................................      $ 128,070,517        $ 128,070,517

Number of units:
          Outstanding-beginning of period ..................................          5,977,921            4,914,409
               Sold ........................................................            691,481            2,137,213
               Redeemed ....................................................           (210,267)            (592,487)
                                                                                  ----------------------------------
          Outstanding-end of period ........................................          6,459,135            6,459,135
                                                                                  ==================================

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund

                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.02                $    0.05
Expenses ..................................................          (0.03)                   (0.06)
                                                                 ----------------------------------
Net investment income (loss) ..............................          (0.01)                   (0.01)
Net realized and unrealized gain on investments ...........           2.85                     2.98
                                                                 ----------------------------------
Net increase in unit value ................................           2.84                     2.97
Net asset value at beginning of period ....................          16.99                    16.86
                                                                 ----------------------------------
Net assets value at end of period .........................      $   19.83                $   19.83
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.64%                    0.65%
Ratio of net investment income to average assets* .........          (0.25%)                  (0.12%)
Portfolio turnover** ......................................              5%                      12%
Number of units outstanding at end of period (in thousands)          6,459                    6,459

----------
*Annualized
**Reflects purchases and sales of units of the collective investment funds in which the Fund invests, rather than the turnover of the underlying portfolios of such collective investment funds.

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

Assets                                                                                  June 30, 1997
                                                                                        -------------
Investments, at value (cost $ 65,857,737) ..........................................      $65,827,608
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................          146,541
Dividends and interest receivable ..................................................          325,547
Other assets .......................................................................           19,510
                                                                                          -----------
     Total assets ..................................................................       66,319,206
                                                                                          -----------

Liabilities
Payable for investments purchased ..................................................          146,541
Payable for fund units purchased ...................................................                0
Accrued expenses ...................................................................           27,715
Other liabilities ..................................................................                0
                                                                                          -----------
     Total liabilities .............................................................          174,256
                                                                                          -----------

Net Assets .........................................................................      $66,144,950
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($66,144,950/5,905,085 units outstanding) ..........................................      $     11.20
                                                                                          ===========

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                For the period    For the period
                                                                 April 1, 1997    January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  ----------------
Investment income
     Dividend income ....................................      $   909,290            $ 1,918,945
     Interest income ....................................                0                      0
                                                               ----------------------------------
          Total investment income .......................          909,290              1,918,945

Expenses:
     Investment advisory fee ............................      $         0            $         0
     State Street Bank & Trust Company - program fee ....           56,002                105,373
     American Bar Retirement Association - program fee ..            8,185                 15,406
     Trustee, management and administration fees ........           16,389                 29,991
     Other expenses and taxes ...........................            8,408                 14,618
     Amortization of organization expenses ..............            3,751                  7,271
                                                               ----------------------------------
          Total expenses ................................           92,735                172,659
                                                               ----------------------------------
Net investment income ...................................          816,555              1,746,286
                                                               ----------------------------------

Realized & Unrealized Gain (Loss) on Investments ........
Net realized loss on investments sold ...................          (48,940)               (58,536)
Unrealized appreciation of investments during the period         1,350,463                149,370
                                                               ----------------------------------
     Net gain on investments ............................        1,301,523                 90,834
                                                               ----------------------------------
     Net increase in net assets resulting from operations      $ 2,118,078            $ 1,837,120
                                                               ==================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                         For the period    For the period
                                                                          April 1, 1997    January 1, 1997
                                                                        to June 30, 1997  to June 30, 1997
                                                                        ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income ..................................      $    816,555          $  1,746,286
          Net realized loss on investments .......................           (48,940)              (58,536)
          Unrealized appreciation on investments during the period         1,350,463               149,370
                                                                        ----------------------------------
          Net increase in net assets resulting from operations ...         2,118,078             1,837,120
                                                                        ----------------------------------

Participant transactions:
          Proceeds from sales of units ...........................         6,916,351            19,616,880
          Cost of units redeemed .................................        (2,963,048)           (4,920,866)
                                                                        ----------------------------------
          Net increase in net assets from participant transactions         3,953,303            14,696,014
                                                                        ----------------------------------
                    Total increase in net assets .................         6,071,381            16,533,134

Net Assets:
          Beginning of period ....................................        60,073,569            49,611,817
          End of period ..........................................      $ 66,144,950          $ 66,144,950

Number of units:
          Outstanding-beginning of period ........................         5,543,482             4,556,518
               Sold ..............................................           630,824             1,797,221
               Redeemed ..........................................          (269,221)             (448,654)
                                                                        ----------------------------------
          Outstanding-end of period ..............................         5,905,085             5,905,085
                                                                        ==================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.15                $    0.35
Expenses ..................................................          (0.01)                   (0.03)
                                                                 ----------------------------------
Net investment income .....................................           0.14                     0.32
Net realized and unrealized loss on investments ...........           0.22                    (0.01)
                                                                 ----------------------------------
Net increase in unit value ................................           0.36                     0.31
Net asset value at beginning of period ....................          10.84                    10.89
                                                                 ----------------------------------
Net assets value at end of period .........................      $   11.20                $   11.20
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.59%                    0.59%
Ratio of net investment income to average assets* .........           5.17%                    5.98%
Portfolio turnover** ......................................              6%                       9%
Number of units outstanding at end of period (in thousands)          5,905                    5,905

----------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the Fund invests, rather than the turnover of the underlying portfolios of such registered investment companies.

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund

                      Statement of Assets and Liabilities
                                   Unaudited

Assets                                                                                  June 30, 1997
                                                                                        -------------
Investments, at value (cost $ 52,552,418) ..........................................      $58,009,933
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................          258,915
Dividends and interest receivable ..................................................                0
Other assets .......................................................................           16,488
                                                                                          -----------
     Total assets ..................................................................       58,285,336
                                                                                          -----------

Liabilities
Payable for investments purchased ..................................................          213,980
Payable for fund units purchased ...................................................                0
Accrued expenses ...................................................................           21,283
Other liabilities ..................................................................           44,935
                                                                                          -----------
     Total liabilities .............................................................          280,198
                                                                                          -----------

Net Assets .........................................................................      $58,005,138
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($58,005,138/2,919,454 units outstanding) ..........................................      $     19.87
                                                                                          ===========

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund

                            Statement of Operations
                                   Unaudited

                                                                For the period    For the period
                                                                April 1, 1997     January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  ----------------
Investment income
     Dividend income ....................................      $         0           $         0
     Interest income ....................................                0                     0
                                                               ---------------------------------
          Total investment income .......................                0                     0

Expenses:
     Investment advisory fee ............................      $         0           $         0
     State Street Bank & Trust Company - program fee ....           45,467                81,872
     American Bar Retirement Association - program fee ..            6,646                11,970
     Trustee, management and administration fees ........            9,483                17,027
     Other expenses and taxes ...........................            7,032                10,915
     Amortization of organization expenses ..............            2,759                 5,069
                                                               ---------------------------------
          Total expenses ................................           71,387               126,853
                                                               ---------------------------------
Net investment income (loss) ............................          (71,387)             (126,853)
                                                               ---------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold ...................        1,218,894             1,723,927
Unrealized appreciation of investments during the period         4,743,966             4,425,542
                                                               ---------------------------------
     Net gain on investments ............................        5,962,860             6,149,469
                                                               ---------------------------------
     Net increase in net assets resulting from operations      $ 5,891,473           $ 6,022,616
                                                               =================================

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund

                       Statement of Changes in Net Assets
                                   Unaudited

                                                                                   For the period    For the period
                                                                                   April 1, 1997     January 1, 1997
                                                                                  to June 30, 1997  to June 30, 1997
                                                                                  ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss) .....................................      ($    71,387)         ($   126,853)
          Net realized gain on investments .................................         1,218,894             1,723,927
          Unrealized appreciation on investments during the period .........         4,743,966             4,425,542
                                                                                  ----------------------------------
          Net increase in net assets resulting from operations .............         5,891,473             6,022,616
                                                                                  ----------------------------------

Participant transactions:
          Proceeds from sales of units .....................................        19,825,445            42,904,677
          Cost of units redeemed ...........................................       (14,270,923)          (24,190,455)
                                                                                  ----------------------------------
          Net increase in net assets resulting from participant transactions         5,554,522            18,714,222
                                                                                  ----------------------------------
                    Total increase in net assets ...........................        11,445,995            24,736,838

Net Assets:
          Beginning of period ..............................................        46,559,143            33,268,300
          End of period ....................................................      $ 58,005,138          $ 58,005,138

Number of units:
          Outstanding-beginning of period ..................................         2,618,073             1,868,547
               Sold ........................................................         1,060,020             2,369,241
               Redeemed ....................................................          (758,639)           (1,318,334)
                                                                                  ----------------------------------
          Outstanding-end of period ........................................         2,919,454             2,919,454
                                                                                  ==================================

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund

                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.00                $    0.00
Expenses ..................................................          (0.03)                   (0.05)
                                                                 ----------------------------------
Net investment income (loss) ..............................          (0.03)                   (0.05)
Net realized and unrealized gain on investments ...........           2.12                     2.12
                                                                 ----------------------------------
Net increase in unit value ................................           2.09                     2.07
Net asset value at beginning of period ....................          17.78                    17.80
                                                                 ----------------------------------
Net assets value at end of period .........................      $   19.87                $   19.87
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.56%                    0.56%
Ratio of net investment income to average assets* .........          (0.56%)                  (0.56%)
Portfolio turnover** ......................................             30%                      52%
Number of units outstanding at end of period (in thousands)          2,919                    2,919

----------
*Annualized
**Reflects purchases and sales of shares of the registered investment company in which the Fund invests, rather than the turnover of the underlying portfolio of such registered investment company.

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund


                      Statement of Assets and Liabilities
                                   Unaudited

Assets                                                                  June 30, 1997
                                                                        -------------
Investments, at value (Cost $633,583,142) .........................      $633,583,142
Interest Receivable ...............................................         3,194,072
Receivable for fund units sold ....................................        11,424,669
Other assets ......................................................           157,114
                                                                         ------------
     Total assets .................................................       648,358,997
                                                                         ------------
Liabilities
Payable for units redeemed ........................................           343,448
Accrued expenses ..................................................                 0
                                                                         ------------
     Total Liabilities ............................................           343,448
                                                                         ------------

Net Assets ........................................................      $648,015,549
                                                                         ============

Net asset value, redemption price and offering price per unit
of beneficial interest ($648,015,549/648,015,549 units outstanding)      $       1.00
                                                                         ============

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                            Statement of Operations
                                   Unaudited

                                                             For the period    For the period
                                                             April 1, 1997     January 1, 1997
                                                            to June 30, 1997  to June 30, 1997
                                                            ----------------  ----------------
Interest income ......................................      $9,716,629             $18,992,878
                                                            ----------------------------------
Expenses:
     State Street Bank & Trust Company - program fee .         569,095               1,133,397
     American Bar Retirement Association - program fee          83,179                 165,716
     Trustee, management and administration fees .....         320,534                 631,269
     Other expenses and taxes ........................          95,140                 171,190
     Amortization of organization expenses ...........         107,198                  88,428
                                                            ----------------------------------
          Total Expenses .............................       1,175,146               2,190,000
                                                            ----------------------------------
Net investment income ................................      $8,541,483             $16,802,878
                                                            ----------------------------------

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                   Unaudited

                                                                                   For the period    For the period
                                                                                   April 1, 1997     January 1, 1997
                                                                                  to June 30, 1997  to June 30, 1997
Increase in Net Assets From:                                                      ----------------  ----------------
Operations:
          Net investment income and net increase in net assets
          resulting from operations ........................................      $   8,541,483        $  16,802,878
                                                                                  ----------------------------------
          Distributions from net investment income .........................         (8,541,483)         (16,802,878)
                                                                                  ----------------------------------

Participant transactions:
          Proceeds from sale of units ......................................         62,657,043           90,048,624
          Units issued in connection with reinvestment of net
          investment income ................................................          8,541,483           16,802,878
          Cost of units redeemed ...........................................        (50,682,021)         (93,598,722)
                                                                                  ----------------------------------
          Net increase in net assets resulting from participant transactions         20,516,505           13,252,780
                                                                                  ----------------------------------
                    Total increase in net assets ...........................         20,516,505           13,252,780
                                                                                  ----------------------------------

Net Assets:
          Beginning of period ..............................................        627,499,044          634,762,769
                                                                                  ----------------------------------
          End of period ....................................................      $ 648,015,549        $ 648,015,549
                                                                                  ==================================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:

                                                                  For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $      0.015        $      0.029
Expenses ..................................................            (0.001)             (0.003)
                                                                 --------------------------------
Net investment income .....................................             0.014               0.026
Reinvestment  of  net  investment  income .................            (0.014)             (0.026)
                                                                 --------------------------------
Net decrease in unit value ................................             0.000               0.000
Net asset value at beginning of period ....................              1.00                1.00
                                                                 --------------------------------
Net asset value at end of period ..........................      $       1.00        $       1.00
                                                                 ================================

Ratio of expenses to average net assets* ..................              0.74%               0.70%
Ratio of net investment income to average assets* .........              5.34%               5.37%
Number of units outstanding at end of period (in thousands)           648,016             648,016

----------
* Annualized

        American Bar Association Members/ State Street Collective Trust

                               Value Equity Fund

                      Statement of Assets and Liabilities
                                   Unaudited

Assets                                                                                  June 30, 1997
                                                                                        -------------
Investments, at value (cost $73,743,217) ...........................................      $91,171,189
Cash ...............................................................................              571
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................                0
Dividends and interest receivable ..................................................          284,354
Other assets .......................................................................           25,260
                                                                                          -----------
     Total assets ..................................................................       91,481,374
                                                                                          -----------

Liabilities
Payable for investments purchased ..................................................                0
Payable for fund units purchased ...................................................          266,753
Accrued expenses ...................................................................           93,891
Other liabilities ..................................................................           32,751
                                                                                          -----------
     Total liabilities .............................................................          393,395
                                                                                          -----------

Net Assets .........................................................................      $91,087,979
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($91,087,979/4,932,124 units outstanding) ..........................................      $     18.47
                                                                                          ===========

        American Bar Association Members/ State Street Collective Trust

                               Value Equity Fund

                            Statement of Operations
                                   Unaudited

                                                                For the period    For the period
                                                                April 1, 1997     January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  ----------------
Investment income
     Dividend income ....................................      $   385,125            $   665,128
     Interest income ....................................          137,325                239,417
                                                               ----------------------------------
          Total investment income .......................          522,450                904,545

Expenses:
     Investment advisory fee ............................      $    70,069            $   125,103
     State Street Bank & Trust Company - program fee ....           69,492                122,668
     American Bar Retirement Association - program fee ..           10,157                 17,934
     Trustee, management and administration fees ........           14,495                 25,514
     Other expenses and taxes ...........................            7,363                 13,455
     Amortization of organization expenses ..............            7,933                 11,144
                                                               ----------------------------------
          Total expenses ................................          179,509                315,818
                                                               ----------------------------------
Net investment income ...................................          342,941                588,727
                                                               ----------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold ...................          217,136                328,711
Unrealized appreciation of investments during the period         9,612,269             10,473,302
                                                               ----------------------------------
     Net gain on investments ............................        9,829,405             10,802,013
                                                               ----------------------------------
     Net increase in net assets resulting from operations      $10,172,346            $11,390,740
                                                               ==================================

        American Bar Association Members/ State Street Collective Trust

                               Value Equity Fund

                       Statement of Changes in Net Assets
                                   Unaudited

                                                                                   For the period    For the period
                                                                                   April 1, 1997     January 1, 1997
                                                                                  to June 30, 1997  to June 30, 1997
                                                                                  ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income ............................................      $    342,941          $    588,727
          Net realized gain on investments .................................           217,136               328,711
          Unrealized appreciation on investments during the period .........         9,612,269            10,473,302
                                                                                  ----------------------------------
          Net increase in net assets resulting from operations .............        10,172,346            11,390,740
                                                                                  ----------------------------------

Participant transactions:
          Proceeds from sales of units .....................................        16,191,235            34,877,292
          Cost of units redeemed ...........................................        (1,869,140)           (3,311,247)
                                                                                  ----------------------------------
          Net increase in net assets resulting from participant transactions        14,322,095            31,566,045
                                                                                  ----------------------------------
                    Total increase in net assets ...........................        24,494,441            42,956,785

Net Assets:
          Beginning of period ..............................................        66,593,538            48,131,194
          End of period ....................................................      $ 91,087,979          $ 91,087,979

Number of units:
          Outstanding-beginning of period ..................................         4,105,712             3,060,634
               Sold ........................................................           936,674             2,067,446
               Redeemed ....................................................          (110,262)             (195,956)
                                                                                  ----------------------------------
          Outstanding-end of period ........................................         4,932,124             4,932,124
                                                                                  ==================================

        American Bar Association Members/ State Street Collective Trust

                               Value Equity Fund

                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.10                $    0.22
Expenses ..................................................          (0.04)                   (0.08)
                                                                 ----------------------------------
Net investment income .....................................           0.06                     0.14
Net realized and unrealized gain on investments ...........           2.19                     2.60
                                                                 ----------------------------------
Net increase in unit value ................................           2.25                     2.74
Net asset value at beginning of period ....................          16.22                    15.73
                                                                 ----------------------------------
Net assets value at end of period .........................      $   18.47                $   18.47
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.92%                    0.93%
Ratio of net investment income to average assets* .........           1.75%                    1.73%
Portfolio turnover ........................................              4%                       5%
Number of units outstanding at end of period (in thousands)          4,932                    4,932

----------
*Annualized

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

Assets                                                                                  June 30, 1997
                                                                                        -------------
Investments, at value (cost $ 13,832,984) ..........................................      $14,321,300
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................          117,205
Dividends and interest receivable ..................................................                0
Other assets .......................................................................                0
                                                                                          -----------
     Total assets ..................................................................       14,438,505
                                                                                          -----------

Liabilities
Payable for investments purchased ..................................................          117,205
Payable for fund units purchased ...................................................                0
Accrued expenses ...................................................................            1,163
Other liabilities ..................................................................                0
                                                                                          -----------
     Total liabilities .............................................................          118,368
                                                                                          -----------

Net Assets .........................................................................      $14,320,137
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($ 14,320,137/ 1,240,876 units outstanding) ........................................      $     11.54
                                                                                          ===========

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                             Statement of Operations
                                    Unaudited

                                                                           For the period    For the period
                                                                           April 1, 1997     January 1, 1997
                                                                          to June 30, 1997  to June 30, 1997
                                                                          ----------------  ----------------
Investment income
     Dividend income ...............................................      $       0                $       0
     Interest income ...............................................              0                        0
                                                                          ----------------------------------
          Total investment income ..................................              0                        0

Expenses:
     Investment advisory fee .......................................      $       0                $       0
     State Street Bank & Trust Company - program fee ...............              0                        0
     American Bar Retirement Association - program fee .............              0                        0
     Trustee, management and administration fees ...................          3,456                    6,482
     Other expenses and taxes ......................................              0                        0
     Amortization of organization expenses .........................              0                        0
                                                                          ----------------------------------
          Total expenses ...........................................          3,456                    6,482
                                                                          ----------------------------------
Net investment income (loss) .......................................         (3,456)                  (6,482)
                                                                          ----------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold ..............................        194,703                  353,733
Unrealized depreciation of investments during the period ...........       (209,864)                (331,799)
                                                                          ----------------------------------
     Net gain (loss) on investments ................................        (15,161)                  21,934
                                                                          ----------------------------------
     Net increase (decrease) in net assets resulting from operations      ($ 18,617)               $  15,452
                                                                          ==================================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period    For the period
                                                                                    April 1, 1997     January 1, 1997
                                                                                   to June 30, 1997  to June 30, 1997
                                                                                   ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss) ......................................      ($     3,456)         ($     6,482)
          Net realized gain on investments ..................................           194,703               353,733
          Unrealized depreciation on investments during the period ..........          (209,864)             (331,799)
                                                                                   ----------------------------------
          Net increase (decrease) in net assets resulting from operations ...           (18,617)               15,452
                                                                                   ----------------------------------

Participant transactions:
          Proceeds from sales of units ......................................         1,896,706             4,929,469
          Cost of units redeemed ............................................          (908,811)           (1,825,760)
                                                                                   ----------------------------------
          Net increase in net asssets resulting from participant transactions           987,895             3,103,709
                                                                                   ----------------------------------
                    Total increase in net assets ............................           969,278             3,119,161

Net Assets:
          Beginning of period ...............................................        13,350,859            11,200,976
          End of period .....................................................      $ 14,320,137          $ 14,320,137

Number of units:
          Outstanding-beginning of period ...................................         1,158,269               977,202
               Sold .........................................................           159,873               419,254
               Redeemed .....................................................           (77,266)             (155,580)
                                                                                   ----------------------------------
          Outstanding-end of period .........................................         1,240,876             1,240,876
                                                                                   ==================================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:              For the period    For the period
                                                                         April 1, 1997     January 1, 1997
                                                                        to June 30, 1997  to June 30, 1997
                                                                        ----------------  ----------------
Investment income ................................................      $    0.00                $    0.00
Expenses .........................................................           0.00                    (0.01)
                                                                        ----------------------------------
Net investment income ............................................           0.00                    (0.01)
Net realized and unrealized gain on investments ..................           0.01                     0.09
                                                                        ----------------------------------
Net increase in unit value .......................................           0.01                     0.08
Net asset value at beginning of period ...........................          11.53                    11.46
                                                                        ----------------------------------
Net assets value at end of period ................................      $   11.54                $   11.54
                                                                        ==================================

Ratio of expenses to average net assets* .........................           0.10%                    0.10%
Ratio of net investment income to average assets* ................          (0.10%)                  (0.10%)
Portfolio turnover** .............................................             10%                      18%
Number  of  units  outstanding  at  end  of  period (in thousands)          1,241                    1,241

----------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds.

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Moderate Portfolio

                      Statement of Assets and Liabilities
                                   Unaudited

Assets                                                                                  June 30, 1997
                                                                                        -------------
Investments, at value (cost $ 47,393,220) ..........................................      $49,078,224
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................          401,649
Dividends and interest receivable ..................................................                0
Other assets .......................................................................                0
                                                                                          -----------
     Total assets ..................................................................       49,479,873
                                                                                          -----------

Liabilities
Payable for investments purchased ..................................................          401,649
Payable for fund units purchased ...................................................                0
Accrued expenses ...................................................................            4,117
Other liabilities ..................................................................                0
                                                                                          -----------
     Total liabilities .............................................................          405,766
                                                                                          -----------

Net Assets .........................................................................      $49,074,107
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($49,074,107/4,084,408 units outstanding) ..........................................      $     12.01
                                                                                          ===========

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Moderate Portfolio

                            Statement of Operations
                                   Unaudited

                                                                For the period    For the period
                                                                April 1, 1997     January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  ----------------
Investment income
     Dividend income ....................................      $       0              $         0
     Interest income ....................................              0                        0
                                                               ----------------------------------
          Total investment income .......................              0                        0

Expenses:
     Investment advisory fee ............................      $       0              $         0
     State Street Bank & Trust Company - program fee ....              0                        0
     American Bar Retirement Association - program fee ..              0                        0
     Trustee, management and administration fees ........         12,186                   22,443
     Other expenses and taxes ...........................              0                        0
     Amortization of organization expenses ..............              0                        0
                                                               ----------------------------------
          Total expenses ................................         12,186                   22,443
                                                               ----------------------------------
Net investment income (loss) ............................        (12,186)                 (22,443)
                                                               ----------------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold ...................        695,501                1,098,925
Unrealized  depreciation of investments during the period       (733,414)              (1,173,145)
                                                               ----------------------------------
     Net loss on investments ............................        (37,913)                 (74,220)
                                                               ----------------------------------
     Net decrease in net assets resulting from operations      ($ 50,099)             ($   96,663)
                                                               ==================================

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Moderate Portfolio

                       Statement of Changes in Net Assets
                                   Unaudited

                                                                                   For the period    For the period
                                                                                   April 1, 1997     January 1, 1997
                                                                                  to June 30, 1997  to June 30, 1997
                                                                                  ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss) .....................................      ($    12,186)         ($    22,443)
          Net realized gain on investments .................................           695,501             1,098,925
          Unrealized depreciation on investments during the period .........          (733,414)           (1,173,145)
                                                                                  ----------------------------------
          Net decrease in net assets resulting from operations .............           (50,099)              (96,663)
                                                                                  ----------------------------------

Participant transactions:
          Proceeds from sales of units .....................................         3,469,550            20,029,101
          Cost of units redeemed ...........................................        (1,982,637)           (3,475,671)
                                                                                  ----------------------------------
          Net increase in net assets resulting from participant transactions         1,486,913            16,553,430
                                                                                  ----------------------------------
                    Total increase in net assets ...........................         1,436,814            16,456,767

Net Assets:
          Beginning of period ..............................................        47,637,293            32,617,340
          End of period ....................................................      $ 49,074,107          $ 49,074,107

Number of units:
          Outstanding-beginning of period ..................................         3,969,609             2,733,228
               Sold ........................................................           274,910             1,633,065
               Redeemed ....................................................          (160,111)             (281,885)
                                                                                  ----------------------------------
          Outstanding-end of period ........................................         4,084,408             4,084,408
                                                                                  ==================================

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Moderate Portfolio

                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.00                $    0.00
Expenses ..................................................           0.00                    (0.01)
                                                                 ----------------------------------
Net investment income (loss) ..............................           0.00                    (0.01)
Net realized and unrealized gain on investments ...........           0.01                     0.09
                                                                 ----------------------------------
Net increase in unit value ................................           0.01                     0.08
Net asset value at beginning of period ....................          12.00                    11.93
                                                                 ----------------------------------
Net assets value at end of period .........................      $   12.01                $   12.01
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.10%                    0.10%
Ratio of net investment income to average assets* .........          (0.10%)                  (0.10%)
Portfolio turnover** ......................................              7%                      12%
Number of units outstanding at end of period (in thousands)          4,084                    4,084

----------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds.

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Aggressive Portfolio

                      Statement of Assets and Liabilities
                                   Unaudited

Assets                                                                                  June 30, 1997
                                                                                        -------------
Investments, at value (cost $ 37,737,083) ..........................................      $39,217,987
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................          566,936
Dividends and interest receivable ..................................................                0
Other assets .......................................................................                0
                                                                                          -----------
     Total assets ..................................................................       39,784,923
                                                                                          -----------

Liabilities
Payable for investments purchased ..................................................                0
Payable for fund units purchased ...................................................          566,936
Accrued expenses ...................................................................            3,453
Other liabilities ..................................................................                0
                                                                                          -----------
     Total liabilities .............................................................          570,389
                                                                                          -----------

Net Assets .........................................................................      $39,214,534
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($39,214,534/3,145,751 units outstanding) ..........................................      $     12.47
                                                                                          ===========

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Aggressive Portfolio

                            Statement of Operations
                                   Unaudited

                                                                For the period    For the period
                                                                April 1, 1997     January 1, 1997
                                                               to June 30, 1997  to June 30, 1997
                                                               ----------------  ----------------
Investment income
     Dividend income ....................................      $       0       $         0
     Interest income ....................................              0                 0
                                                               ---------------------------
          Total investment income .......................              0                 0

Expenses:
     Investment advisory fee ............................      $       0       $         0
     State Street Bank & Trust Company - program fee ....              0                 0
     American Bar Retirement Association - program fee ..              0                 0
     Trustee, management and administration fees ........          9,835            17,803
     Other expenses and taxes ...........................              0                 0
     Amortization of organization expenses ..............              0                 0
                                                               ---------------------------
          Total expenses ................................          9,835            17,803
                                                               ---------------------------
Net investment income (loss) ............................         (9,835)          (17,803)
                                                               ---------------------------

Realized & Unrealized Gain (Loss) on Investments.
Net realized gain on investments sold ...................        546,960         1,008,023
Unrealized depreciation of investments during the period        (658,042)       (1,214,655)
                                                               ---------------------------
     Net loss on investments ............................       (111,082)         (206,632)
                                                               ---------------------------
     Net decrease in net assets resulting from operations      ($120,917)      ($  224,435)
                                                               ===========================

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Aggressive Portfolio

                       Statement of Changes in Net Assets
                                   Unaudited

                                                                                    For the period    For the period
                                                                                    April 1, 1997     January 1, 1997
                                                                                   to June 30, 1997  to June 30, 1997
                                                                                   ----------------  ----------------
Increase in Net Assets From:
Operations:
          Net investment income (loss) ......................................      ($     9,835)         ($    17,803)
          Net realized gain on investments ..................................           546,960             1,008,023
          Unrealized depreciation on investments during the period ..........          (658,042)           (1,214,655)
                                                                                   ----------------------------------
          Net decrease in net assets resulting from operations ..............          (120,917)             (224,435)
                                                                                   ----------------------------------

Participant transactions:
          Proceeds from sales of units ......................................         4,510,493            16,839,367
          Cost of units redeemed ............................................        (1,337,425)           (2,958,259)
                                                                                   ----------------------------------
          Net increase in net asssets resulting from participant transactions         3,173,068            13,881,108
                                                                                   ----------------------------------
                    Total increase in net assets ............................         3,052,151            13,656,673

Net Assets:
          Beginning of period ...............................................        36,162,383            25,557,861
          End of period .....................................................      $ 39,214,534          $ 39,214,534

Number of units:
          Outstanding-beginning of period ...................................         2,903,055             2,060,096
               Sold .........................................................           341,237             1,310,616
               Redeemed .....................................................           (98,541)             (224,961)
                                                                                   ----------------------------------
          Outstanding-end of period .........................................         3,145,751             3,145,751
                                                                                   ==================================

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Aggressive Portfolio

                            Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the period:       For the period    For the period
                                                                  April 1, 1997     January 1, 1997
                                                                 to June 30, 1997  to June 30, 1997
                                                                 ----------------  ----------------
Investment income .........................................      $    0.00                $    0.00
Expenses ..................................................           0.00                     0.00
                                                                 ----------------------------------
Net investment income .....................................           0.00                     0.00
Net realized and unrealized gain on investments ...........           0.01                     0.06
                                                                 ----------------------------------
Net increase in unit value ................................           0.01                     0.06
Net asset value at beginning of period ....................          12.46                    12.41
                                                                 ----------------------------------
Net assets value at end of period .........................      $   12.47                $   12.47
                                                                 ==================================

Ratio of expenses to average net assets* ..................           0.10%                    0.10%
Ratio of net investment income to average assets* .........          (0.10%)                  (0.10%)
Portfolio turnover** ......................................              7%                      12%
Number of units outstanding at end of period (in thousands)          3,146                    3,146

----------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

AGGRESSIVE EQUITY FUND

      The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30, 1997 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 18.29%. By comparison, the Russell 2000 Index produced a total return of 16.21% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

      The second quarter of 1997 marked the tenth consecutive quarterly increase in the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"). The quarter's domestic financial asset returns were strongly positive, with the second quarter S&P 500 Index return of 17.4% being the largest in nearly 60 years. Moderate economic growth, lower-than-expected inflation, stable Federal Reserve policy and satisfactory profit gains were key driving factors.

      The most heavily weighted sectors in the Aggressive Equity Fund were technology, business services, computers and business equipment and insurance. Weaker areas in terms of return included publishing; drugs and health care and utilities.

BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended June 30, 1997, the Balanced Fund experienced a total return, net of Expenses, of 10.09%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index") weighted 60%/40%, respectively, produced a total return of 12.81%. The Russell 1000 Index and the LB Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

      In connection with certain changes to the advisors from whom State
Street obtains investment advice with respect to the Fund, effective June 30, 1997, State Street will direct the allocation of the Fund's assets between debt and equity securities consistent with the Fund's strategy. State Street will obtain investment advice from separate advisors for each of the debt and equity portions of the Fund. This is different from State Street's prior practice, which was to allocate a portion of the Fund's assets to each of the Fund's investment advisors, who then advised State Street on both debt and equity securities. Contributions to and withdrawals from the Fund will be allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions and withdrawals and the Fund's percentage of debt and equity securities at the time of the contribution or withdrawal. State Street may change the allocation within the Fund, as well as the allocation of the contributions to and withdrawals from the Fund from time to time. Income and realized gains attributable to the assets allocated to each portion of the fund and the related investment advisor will remain allocated to such portion until reallocated by State Street.

      Both the U.S. equity and fixed income markets continued to show strong upward performance results during the second quarter of 1997. Fixed income securities were helped by the continued absence of inflationary pressures and U.S. equities were buoyed by sustained high levels of money flowing into mutual funds and strong corporate earnings.

      Some of the most heavily weighted industry sectors in the equity portion of the portfolio were consumer goods, drugs and health care, finance and insurance. The fixed income segment was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.

GROWTH EQUITY FUND

      The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. In keeping with this objective and strategy and in connection with certain changes to the advisors from whom State Street obtains investment advice with respect to the Fund, effective June 16, 1997, 25% of contributions to (less 25% of withdrawals from) the Growth Equity Fund are invested to replicate the Russell 1000 Index. Income and realized gains attributable to this portion of the Fund will remain allocated to this portion of the Fund, which may cause this portion of Fund's assets to vary from 25%.

      For the quarter ended June 30, 1997, the Growth Equity Fund experienced a total return, net of Expenses, of 17.18%. By comparison, the Russell 1000 Index produced a return of 18.9% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

      The U.S. equity market continued to register strong returns during the second quarter of 1997. Low inflation, strong corporate earnings, and a lack of Federal Reserve intervention were among the major causes of economic growth.

      Some of the most heavily weighted industry sectors in the Growth Equity Fund were finance, technology and drugs and health care. Weaker areas in terms of return were energy-related stocks and broadcasting and publishing.

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

      The Fund produced a total return, net of Expenses, for the second quarter of 1997 of 16.71%. By comparison, the Russell 3000 Index produced a return of 16.75% for the second quarter of 1997. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

      For the quarter ended June 30, 1997, the Intermediate Bond Fund experienced a total return, net of Expenses, of 3.55%. As a comparison, a combination of Lehman Brothers Corporate/Government Bond Index and the LB Bond Index weighted 33%/67%, respectively, produced a return for the second quarter of 1997 of 3.66%. The Lehman Brothers Corporate/Government Bond Index and the LB Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

      Fixed income securities performed well in the second quarter. The broad U.S. bond market produced returns nearing 4% for the quarter as yields on Treasuries with maturities of one year and longer fell 35 to 40 basis points.

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

      Until the International Equity Fund reaches its minimum level of contributions to meet its investment objective, which State Street currently expects to be approximately $75 to $100 million, all contributions to the International Equity Fund will be invested in the T. Rowe Price International Stock Fund.

      For the quarter ended June 30, 1997, the International Equity Fund experienced a total return, net of Expenses, of 11.72%. For the first quarter of 1997, the total return of the Morgan Stanley EAFE (Europe, Australia, Far
East) Index (the "EAFE Index") was 12.98%. The EAFE Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. Most major international markets continued to rise during the second quarter mainly because of an extremely positive environment for stocks - improving corporate profits against a backdrop of moderate economic growth and low inflation.

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

      For the quarter ended June 30, 1997, the Stable Asset Return Fund produced a return, net of Expenses, of 1.34%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the second quarter of 1997 was 1.22%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio. Interest rates remained fairly neutral during the second quarter of 1997 with lack of inflation pressure and no intervention by the Federal Reserve.

VALUE EQUITY FUND

      The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

      For the quarter ended June 30, 1997, the Value Equity Fund experienced a total return, net of Expenses, of 13.86%. The S&P 500 Index produced a return of 17.41% for the second quarter. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

      U.S. financial markets registered strong returns in the second quarter as investors responded favorably to signs of moderate growth and benign inflation.

      The most heavily weighted industry sectors in the Value Equity Fund were finance, consumer basics, technology and utilities. Underweighted sectors in the Value Equity Fund include broadcastig, publishing and consumer services.

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

      For the quarter ended June 30, 1997, the structured portfolio service experienced a total return net of Expenses, of 6.84% for the Conservative Portfolio, 10.09% for the Moderate Portfolio, and 13.39% for the Aggressive Portfolio.


Item 3    Quantitative Disclosures About Market Risk

          Not Applicable.

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

             a. Exhibit No.     Description

                  10.1      Investment Advisor Agreement effective as of
                             June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company.

                  10.2      Investment Advisor Agreement effective as of
                             June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company.

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

                              AMERICAN BAR ASSOCIATION MEMBERS/
                                STATE STREET COLLECTIVE TRUST


August 13, 1997               By:  /S/ NANCY P. ANTIN
                                  ----------------------------------------------
                                  Nancy P. Antin
                                  Vice President and Chief Financial Officer


August 13, 1997               By:  /S/ SUSAN C. DANIELS
                                  ----------------------------------------------
                                  Susan C. Daniels
                                  Treasurer and Chief Accounting Officer