Form 10-Q
period 1997-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1997-11-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements ( Unaudited )


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



ASSETS .............................................................................   SEPT 30, 1997
                                                                                       ------------
Investments, at value (cost $235,146,043) ..........................................   $360,181,753
Cash ...............................................................................        813,461
Receivable for investments sold ....................................................        983,399
Receivable for fund units sold .....................................................              0
Dividends and interest receivable ..................................................        211,246
Other assets .......................................................................         71,499
                                                                                       ------------
   Total assets ....................................................................    362,261,358
                                                                                       ------------

LIABILITIES
Payable for investments purchased ..................................................      2,798,972
Payable for fund units purchased ...................................................        787,343
Accrued expenses ...................................................................        503,401
Other liabilities ..................................................................         19,041
                                                                                       ------------
   Total liabilities ...............................................................      4,108,757
                                                                                       ------------

NET ASSETS .........................................................................   $358,152,601
                                                                                       ============

Net asset value, redemption price and offering price per unit of beneficial interest
( $358,152,601/6,832,400 units outstanding) ........................................   $      52.42
                                                                                       ============


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                                        FOR THE PERIOD         FOR THE PERIOD
                                                                         JULY 1, 1997          JANUARY 1, 1997
                                                                        TO SEPT 30, 1997       TO SEPT 30, 1997
                                                                       ----------------        ----------------
    .................................................................
Investment income
   Dividend income ..................................................  $    393,205           $  1,118,121
   Interest income ..................................................       249,458                803,520
                                                                            -------              ---------
     Total investment income ........................................       642,663              1,921,641

Expenses:
   Investment advisory fee ..........................................  $    370,469           $    995,553
   State Street Bank & Trust Company - program fee ..................       286,288                791,628
   American Bar Retirement Association - program fee ................        41,797                115,683
   Trustee, management and administration fees ......................        60,153                165,206
   Other expenses and taxes .........................................        45,357                120,803
   Amortization of organization expenses ............................        19,406                 58,050
                                                                            -------              ---------
     Total expenses .................................................       823,470              2,246,923
                                                                            -------              ---------
Net investment income (loss) ........................................      (180,807)              (325,282)
                                                                          ---------              ---------

                                                                          ---------              ---------
REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ...............................     4,610,936             19,844,794
Unrealized appreciation of investments during the period ............    43,536,069             58,665,256
                                                                        -----------            -----------
   Net gain on investments ..........................................    48,147,005             78,510,050
                                                                        -----------            -----------
   Net increase in net assets resulting from operations .............  $ 47,966,198           $ 78,184,768
                                                                        ===========           ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED


                                                                                   FOR THE PERIOD             FOR THE PERIOD
                                                                                    JULY 1, 1997              JANUARY 1, 1997
                                                                                   TO SEPT 30, 1997          TO SEPT 30, 1997
                                                                                   ----------------          ----------------
    .............................................................................
Operations:
     Net investment income (loss) ...............................................  ($    180,807)            ($    325,282)
     Net realized gain on investments ...........................................      4,610,936                19,844,794
     Unrealized appreciation on investments during the period ...................     43,536,069                58,665,256
                                                                                      ----------                ----------

     Net increase in net assets resulting from operations .......................     47,966,198                78,184,768
                                                                                      ----------                ----------


Participant transactions:
     Proceeds from sales of units ...............................................      9,947,602                30,891,183
     Cost of units redeemed .....................................................     (9,962,847)              (26,838,818)
                                                                                      ----------               -----------

     Net increase (decrease)in net assets resulting from participant transactions        (15,245)                4,052,365
                                                                                         -------                 ---------

          Total increase in net assets ..........................................     47,950,953                82,237,133
                                                                                      ----------                ----------

NET ASSETS:
     Beginning of period ........................................................    310,201,648               275,915,468
     End of period ..............................................................  $ 358,152,601             $ 358,152,601

Number of units:
     Outstanding-beginning of period ............................................      6,833,172                 6,727,703
        Sold ....................................................................        200,889                   712,296
        Redeemed ................................................................       (201,661)                 (607,599)
                                                                                        --------                  --------

     Outstanding-end of period ..................................................      6,832,400                 6,832,400
                                                                                       =========                 =========

                                       3

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:  FOR THE PERIOD         FOR THE PERIOD
                                                              JULY 1, 1997          JANUARY 1, 1997
                                                            TO SEPT 30, 1997       TO SEPT 30, 1997
                                                            ----------------       ----------------
    .......................................................
Investment income .........................................  $       0.09         $       0.28
Expenses ..................................................         (0.12)               (0.33)
                                                                ---------            ---------
Net investment income (loss) ..............................         (0.03)               (0.05)
Net realized and unrealized gain on investments ...........          7.05                11.46
                                                                ---------            ---------
Net increase in unit value ................................          7.02                11.41
Net asset value at beginning of period ....................         45.40                41.01
                                                                ---------            ---------
Net assets value at end of period .........................  $      52.42         $      52.42
                                                                =========            =========

Ratio of expenses to average net assets* ..................          0.97                 1.00
Ratio of net investment income (loss) to average assets* ..         (0.21)                (0.14)
Portfolio turnover ........................................             9%                  32%
Number of units outstanding at end of period (in thousands)         6,832                6,832


*Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



ASSETS                                                                                SEPT 30, 1997
                                                                                      -------------
    ................................................................................
Investments, at value (cost $338,846,476) .......................................   $360,093,241
Cash ...............................................................................            743
Receivable for investments sold ....................................................        128,604
Receivable for fund units sold .....................................................         36,532
Dividends and interest receivable ..................................................      1,606,413
Other assets .......................................................................         97,026
                                                                                      -------------
   Total assets ....................................................................    361,962,559
                                                                                      -------------

LIABILITIES
Payable for investments purchased ..................................................      1,835,997
Payable for fund units purchased ...................................................              0
Accrued expenses ...................................................................        439,137
Other liabilities ..................................................................          9,987
                                                                                      -------------
   Total liabilities ...............................................................      2,285,121
                                                                                      -------------

NET ASSETS .........................................................................   $359,677,438
                                                                                      =============

Net asset value, redemption price and offering price per unit of beneficial interest
( $359,677,438/8,158,537 units outstanding) ........................................         $44.09
                                                                                      =============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                       FOR THE PERIOD                  FOR THE PERIOD
                                                       JULY 1, 1997                   JANUARY 1, 1997
                                                      TO SEPT 30, 1997                TO SEPT 30, 1997
                                                      -----------------              -----------------
Investment income
   Dividend income .....................................   $   823,952                $  2,247,217
   Interest income .....................................     2,136,492                   6,463,181
                                                           -----------                ------------
     Total investment income ...........................     2,960,444                   8,710,398

Expenses:
   Investment advisory fee .............................   $   216,909                $    782,812
   State Street Bank & Trust Company - program fee .....       296,257                     853,084
   American Bar Retirement Association - program fee ...        43,252                     124,665
   Trustee, management and administration fees .........        62,245                     178,010
   Other expenses and taxes ............................        63,170                     157,235
   Amortization of organization expenses ...............        21,417                      63,839
                                                           -----------                ------------
     Total expenses ....................................       703,250                   2,159,645
                                                           -----------                ------------
Net investment income ..................................     2,257,194                   6,550,753
                                                           -----------                ------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................     2,514,977                  74,393,367
Unrealized appreciation (depreciation) of investments
     during the period..................................    22,417,136                 (21,232,757)
                                                           -----------                ------------
   Net gain on investments .............................    24,932,113                  53,160,610
                                                           -----------                ------------
   Net increase in net assets resulting from operations    $27,189,307                $ 59,711,363
                                                           ===========                ============



         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                           FOR THE PERIOD             FOR THE PERIOD
                                                                           JULY 1, 1997               JANUARY 1, 1997
                                                                          TO SEPT 30, 1997           TO SEPT 30, 1997
                                                                         -----------------           -----------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income ............................................   $   2,257,194                $   6,550,753
     Net realized gain on investments .................................       2,514,977                   74,393,367
     Unrealized appreciation (depreciation) on investments
          during the period ...........................................      22,417,136                  (21,232,757)
                                                                          -------------                -------------
     Net increase in net assets resulting from operations .............      27,189,307                   59,711,363
                                                                          -------------                -------------

Participant transactions:
     Proceeds from sales of units .....................................       7,884,646                   69,729,279
     Cost of units redeemed ...........................................      (7,705,448)                  65,164,535
                                                                          -------------                -------------
     Net increase in net assets resulting from participant transactions         179,198                    4,564,744
                                                                          -------------                -------------
          Total increase in net assets ................................      27,368,505                   64,276,107

NET ASSETS:
     Beginning of period ..............................................     332,308,933                  295,401,332
     End of period ....................................................   $ 359,677,438               $  359,677,438

Number of units:
     Outstanding-beginning of period ..................................       8,155,880                    8,036,685
        Sold ..........................................................         182,631                    1,482,806
        Redeemed ......................................................        (179,974)                  (1,360,954)
                                                                          -------------                -------------
     Outstanding-end of period ........................................       8,158,537                    8,158,537
                                                                          =============                =============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:  FOR THE PERIOD                FOR THE PERIOD
                                                              JULY 1, 1997                JANUARY 1, 1997
                                                            TO SEPT 30, 1997             TO SEPT 30, 1997
                                                           -----------------             -----------------

Investment income .........................................   $       0.36               $       1.07
Expenses ..................................................          (0.09)                     (0.27)
                                                                 ---------                  ---------
Net investment income .....................................           0.27                       0.80
Net realized and unrealized gain on investments ...........           3.08                       6.53
                                                                 ---------                  ---------
Net increase in unit value ................................           3.35                       7.33
Net asset value at beginning of period ....................          40.74                      36.76
                                                                 ---------                  ---------
Net assets value at end of period .........................   $      44.09               $      44.09
                                                                 =========                  =========

Ratio of expenses to average net assets* ..................           0.80%                      0.89%
Ratio of net investment income to average assets* .........           2.57%                      2.70%
Portfolio turnover ........................................             16%                       182%
Number of units outstanding at end of period (in thousands)          8,159                      8,159


---------
*Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



ASSETS                                                                                SEPT 30, 1997
                                                                                     --------------
Investments, at value (cost $757,138,086) ..........................................   $964,137,198
Cash ...............................................................................        136,910
Receivable for investments sold ....................................................      3,604,406
Receivable for fund units sold .....................................................              0
Dividends and interest receivable ..................................................      1,165,618
Other assets .......................................................................        227,105
                                                                                       ------------
   Total assets ....................................................................    969,271,237
                                                                                       ------------

LIABILITIES
Payable for investments purchased ..................................................      3,867,379
Payable for fund units purchased ...................................................      1,266,630
Accrued expenses ...................................................................        756,098
Other liabilities ..................................................................        199,501
                                                                                       ------------
   Total liabilities ...............................................................      6,089,608
                                                                                       ------------

NET ASSETS .........................................................................   $963,181,629
                                                                                       ============

Net asset value, redemption price and offering price per unit of beneficial interest
( $963,181,629/2,704,897 units outstanding) ........................................        $356.09
                                                                                       ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                           FOR THE PERIOD                 FOR THE PERIOD
                                                            JULY 1, 1997                  JANUARY 1, 1997
                                                       TO SEPTEMBER 30, 1997           TO SEPTEMBER 30, 1997
                                                       ---------------------           ---------------------
Investment income
   Dividend income .....................................        $ 2,484,323                     $  7,547,794
   Interest income .....................................            307,280                        1,243,726
                                                                -----------                     ------------
     Total investment income ...........................          2,791,603                        8,791,520

Expenses:
   Investment advisory fee .............................        $   563,586                     $  1,733,748
   State Street Bank & Trust Company - program fee .....            805,900                        2,250,334
   American Bar Retirement Association - program fee ...            117,656                          328,844
   Trustee, management and administration fees .........            169,320                          469,621
   Other expenses and taxes ............................             91,284                          304,924
   Amortization of organization expenses ...............            123,811                          334,802
                                                                -----------                     ------------
     Total expenses ....................................          1,871,557                        5,422,273
                                                                -----------                     ------------
Net investment income ..................................            920,046                        3,369,247
                                                                -----------                     ------------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................         22,118,412                      189,039,437
Unrealized appreciation of investments during the period         48,216,283                       19,096,294
                                                                -----------                     ------------
   Net gain on investments .............................         70,334,695                      208,135,731
                                                                -----------                     ------------
   Net increase in net assets resulting from operations         $71,254,741                     $211,504,978
                                                                ===========                     ============


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                          FOR THE PERIOD                     FOR THE PERIOD
                                                                           JULY 1, 1997                      JANUARY 1, 1997
                                                                       TO SEPTEMBER 30, 1997              TO SEPTEMBER 30, 1997
                                                                       ---------------------              ---------------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income ............................................        $     920,046                      $   3,369,247
     Net realized gain on investments .................................           22,118,412                        189,039,437
     Unrealized appreciation on investments during the period .........           48,216,283                         19,096,294
                                                                               -------------                      -------------
     Net increase in net assets resulting from operations .............           71,254,741                        211,504,978
                                                                               -------------                      -------------

Participant transactions:
     Proceeds from sales of units .....................................           10,260,249                        272,896,333
     Cost of units redeemed ...........................................          (16,332,041)                      (274,017,731)
                                                                               -------------                      -------------
     Net decrease in net assets resulting from participant transactions           (6,071,792)                        (1,121,398)
                                                                               -------------                      -------------
          Total increase in net assets ................................           65,182,949                        210,383,580

NET ASSETS:
     Beginning of period ..............................................          897,998,680                        752,798,049
     End of period ....................................................        $ 963,181,629                      $ 963,181,629

Number of units:
     Outstanding-beginning of period ..................................            2,722,344                          2,705,373
        Sold ..........................................................               29,227                            836,521
        Redeemed ......................................................              (46,674)                          (836,997)
                                                                               -------------                      -------------
     Outstanding-end of period ........................................            2,704,897                          2,704,897
                                                                               =============                      =============

                                       11

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:       FOR THE PERIOD                     FOR THE PERIOD
                                                                   JULY 1, 1997                      JANUARY 1, 1997
                                                              TO SEPTEMBER 30, 1997               TO SEPTEMBER 30, 1997
                                                              ---------------------               ---------------------

Investment income .........................................            $       1.03                        $       3.23
Expenses ..................................................            ($      0.69)                       ($      1.99)
                                                                       ------------                        ------------
Net investment income .....................................                    0.34                                1.24
Net realized and unrealized gain on investments ...........            $      25.89                        $      76.59
                                                                       ------------                        ------------
Net increase in unit value ................................                   26.23                               77.83
Net asset value at beginning of period ....................                  329.86                              278.26
                                                                       ------------                        ------------
Net assets value at end of period .........................            $     356.09                        $     356.09
                                                                       ============                        ============

Ratio of expenses to average net assets* ..................                    0.79%                               0.85%
Ratio of net investment income to average assets* .........                    0.39%                               0.53%
Portfolio turnover ........................................                      20%                                101%
Number of units outstanding at end of period (in thousands)                   2,705                               2,705

---------
*Annualized


     AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                INDEX EQUITY FUND


            STATEMENT OF ASSETS AND LIABILITIES
                  UNAUDITED




ASSETS                                                             SEPT 30, 1997
                                                                   -------------
Investments, at value (cost $ 108,891,516) ....................     $147,870,462
Cash ..........................................................          408,780
Receivable for investments sold ...............................                0
Receivable for fund units sold ................................                0
Dividends and interest receivable .............................                0
Other assets ..................................................           29,259
                                                                    ------------
   Total assets ...............................................      148,308,501
                                                                    ------------

LIABILITIES
Payable for investments purchased .............................          122,600
Payable for fund units purchased ..............................          379,033
Accrued expenses ..............................................           59,231
Other liabilities .............................................                0
                                                                    ------------
   Total liabilities ..........................................          560,864
                                                                    ------------

NET ASSETS ....................................................     $147,747,637
                                                                    ============

Net asset value, redemption price and offering price per
unit of beneficial interest ($147,747,637/6,830,713
units outstanding) ............................................     $      21.63
                                                                    ============

     AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                INDEX EQUITY FUND


               STATEMENT OF OPERATIONS
                  UNAUDITED

                                                          FOR THE PERIOD            FOR THE PERIOD
                                                           JULY 1, 1997            JANUARY 1, 1997
                                                        TO SEPTEMBER 30, 1997    TO SEPTEMBER 30, 1997
                                                       ---------------------     ---------------------

Investment income
   Dividend income .....................................   $    122,600           $    404,093
   Interest income .....................................              0                      0
                                                           ------------           ------------
     Total investment income ...........................        122,600                404,093

Expenses:
   Investment advisory fee .............................   $          0           $          0
   State Street Bank & Trust Company - program fee .....        118,159                308,275
   American Bar Retirement Association - program fee ...         17,251                 45,046
   Trustee, management and administration fees .........         54,300                140,628
   Other expenses and taxes ............................         18,676                44,765
   Amortization of organization expenses ...............          7,940                20,121
                                                           ------------           ------------
     Total expenses ....................................        216,326                558,835
                                                           ------------           ------------
Net investment income (loss) ...........................        (93,726)              (154,742)
                                                           ------------           ------------
REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................        910,038              4,405,860
Unrealized appreciation of investments during the period     11,017,315             25,609,577
                                                           ------------           ------------
   Net gain on investments .............................     11,927,353             30,015,437
                                                           ------------           ------------
   Net increase in net assets resulting from operations    $ 11,833,627           $ 29,860,695
                                                           ============           ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                              FOR THE PERIOD            FOR THE PERIOD
                                                                                JULY 1, 1997           JANUARY 1, 1997
                                                                            TO SEPTEMBER 30, 1997    TO SEPTEMBER 30, 1997
                                                                            ---------------------    ---------------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income (loss) ......................................             ($93,726)           ($154,742)
     Net realized gain on investments ..................................              910,038            4,405,860
     Unrealized appreciation on investments during the period ..........           11,017,315           25,609,577
                                                                                 ------------         ------------
     Net increase in net assets resulting from operations ..............           11,833,627           29,860,695
                                                                                 ------------         ------------

Participant transactions:
     Proceeds from sales of units ......................................            9,435,744           47,256,259
     Cost of units redeemed ............................................           (1,592,251)         (12,250,320)
                                                                                 ------------         ------------
     Net increase in net assets resulting from participant transactions             7,843,493           35,005,939
                                                                                 ------------         ------------
          Total increase in net assets .................................           19,677,120           64,866,634

NET ASSETS:
     Beginning of period ...............................................          128,070,517           82,881,003
     End of period .....................................................         $147,747,637         $147,747,637

Number of units:
     Outstanding-beginning of period ...................................            6,459,135            4,914,409
        Sold ...........................................................              447,204            2,584,417
        Redeemed .......................................................              (75,626)            (668,113)
                                                                                 ------------         ------------
     Outstanding-end of period .........................................            6,830,713            6,830,713
                                                                                 ============         ============


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:                            FOR THE PERIOD           FOR THE PERIOD
                                                                                        JULY 1, 1997            JANUARY 1, 1997
                                                                                   TO SEPTEMBER 30, 1997     TO SEPTEMBER 30, 1997
                                                                                   ---------------------     ---------------------

Investment income ..............................................................             $0.02                  $0.07
Expenses .......................................................................            ($0.03)                ($0.09)
                                                                                       -----------             ----------
Net investment income (loss)...................................................             (0.01)                  (0.02)
Net realized and unrealized gain on investments ................................             1.81                    4.79
                                                                                       -----------             ----------
Net increase in unit value .....................................................             1.80                    4.77
Net asset value at beginning of period .........................................            19.83                   16.86
                                                                                       -----------             ----------
Net assets value at end of period ..............................................            $21.63                 $21.63
                                                                                       ===========             ==========

Ratio of expenses to average net assets* .......................................              0.62%                  0.64%
Ratio of net investment income (loss) to average assets*.......................             (0.27%)                (0.18%)
Portfolio turnover** ...........................................................                 1%                    13%
Number of units outstanding at end of period (in thousands) ....................              6,831                  6,831

----------
*Annualized
**Reflects purchases and sales of units of the collective investment funds in which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

ASSETS                                                                                SEPT 30, 1997
                                                                                       -----------
Investments, at value (cost $ 72,726,792) ..........................................   $73,932,303
Cash ...............................................................................         1,000
Receivable for investments sold ....................................................             0
Receivable for fund units sold .....................................................       762,377
Dividends and interest receivable ..................................................       399,088
Other assets .......................................................................        15,340
                                                                                       -----------
   Total assets ....................................................................    75,110,108
                                                                                       -----------

LIABILITIES
Payable for investments purchased ..................................................       164,160
Payable for fund units purchased ...................................................       516,137
Accrued expenses ...................................................................        27,060
Other liabilities ..................................................................             0
                                                                                       -----------
   Total liabilities ...............................................................       707,357
                                                                                       -----------

NET ASSETS .........................................................................   $74,402,751
                                                                                       ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($74,402,751/6,425,546 units outstanding) ..........................................   $     11.58
                                                                                       ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                              FOR THE PERIOD     FOR THE PERIOD
                                                               JULY 1, 1997      JANUARY 1, 1997
                                                             TO SEPT 30, 1997   TO SEPT 30, 1997
                                                                -----------        -----------
Investment income
   Dividend income .....................................        $ 1,152,310        $ 3,071,255
   Interest income .....................................                  0                  0
                                                                -----------        -----------
     Total investment income ...........................          1,152,310          3,071,255

Expenses:
   Investment advisory fee .............................        $         0        $         0
   State Street Bank & Trust Company - program fee .....             60,108            165,481
   American Bar Retirement Association - program fee ...              8,775             24,181
   Trustee, management and administration fees .........             17,188             47,179
   Other expenses and taxes ............................             10,451             25,069
   Amortization of organization expenses ...............              4,170             11,441
                                                                -----------        -----------
     Total expenses ....................................            100,692            273,351
                                                                -----------        -----------
Net investment income ..................................          1,051,618          2,797,904
                                                                -----------        -----------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments sold ............            20,674            (37,862)
Unrealized appreciation of investments during the period          1,235,512          1,384,881
                                                                -----------        -----------
   Net gain on investments .............................          1,256,186          1,347,019
                                                                -----------        -----------
   Net increase in net assets resulting from operations         $ 2,307,804        $ 4,144,923
                                                                ===========        ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                    FOR THE PERIOD       FOR THE PERIOD
                                                                     JULY 1, 1997       JANUARY 1, 1997
                                                                   TO SEPT 30, 1997     TO SEPT 30, 1997
                                                                     ------------         ------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income ..................................        $  1,051,618         $  2,797,904
     Net realized gain (loss) on investments ................              20,674              (37,862)
     Unrealized appreciation on investments during the period           1,235,512            1,384,881
                                                                     ------------         ------------
     Net increase in net assets resulting from operations ...           2,307,804            4,144,923
                                                                     ------------         ------------

Participant transactions:
     Proceeds from sales of units ...........................           8,112,560           27,729,440
     Cost of units redeemed .................................          (2,162,563)          (7,083,429)
                                                                     ------------         ------------
     Net increase in net assets from participant transactions           5,949,997           20,646,011
                                                                     ------------         ------------
          Total increase in net assets ......................           8,257,801           24,790,934

NET ASSETS:
     Beginning of period ....................................          66,144,950           49,611,817
     End of period ..........................................        $ 74,402,751         $ 74,402,751

Number of units:
     Outstanding-beginning of period ........................           5,905,085            4,556,518
        Sold ................................................             708,714            2,505,935
        Redeemed ............................................            (188,253)            (636,907)
                                                                     ------------         ------------
     Outstanding-end of period ..............................           6,425,546            6,425,546
                                                                     ============         ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:     FOR THE PERIOD      FOR THE PERIOD
                                                                 JULY 1, 1997      JANUARY 1, 1997
                                                               TO SEPT 30, 1997    TO SEPT 30, 1997
                                                                   --------             -------
Investment income .........................................        $   0.19             $  0.54
Expenses ..................................................        ($  0.02)            ($ 0.05)
                                                                   --------             -------
Net investment income .....................................            0.17                0.49
Net realized and unrealized loss on investments ...........        $   0.21             $  0.20
                                                                   --------             -------
Net increase in unit value ................................            0.38                0.69
Net asset value at beginning of period ....................           11.20               10.89
                                                                   --------             -------
Net assets value at end of period .........................        $  11.58             $ 11.58
                                                                   ========             =======

Ratio of expenses to average net assets* ..................           0.57%               0.58%
Ratio of net investment income to average assets* .........           5.91%               5.93%
Portfolio turnover** ......................................              3%                 11%
Number of units outstanding at end of period (in thousands)           6,426               6,426

------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the Fund invests, rather than the turnover of the underlying portfolios of such registered investment companies

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


ASSETS                                                                                  SEPT 30, 1997
                                                                                          -----------
Investments, at value (cost $61,156,709) ...........................................      $64,863,297
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................                0
Dividends and interest receivable ..................................................                0
Other assets .......................................................................           24,286
                                                                                          -----------
   Total assets ....................................................................       64,887,583
                                                                                          -----------

LIABILITIES
Payable for investments purchased ..................................................            9,281
Payable for fund units purchased ...................................................                0
Accrued expenses ...................................................................           20,124
Other liabilities ..................................................................          420,519
                                                                                          -----------
   Total liabilities ...............................................................          449,924
                                                                                          -----------

NET ASSETS .........................................................................      $64,437,659
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($64,437,659/3,271,981 units outstanding) ..........................................      $     19.69
                                                                                          ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                              FOR THE PERIOD        FOR THE PERIOD
                                                                              JULY 1, 1997          JANUARY 1, 1997
                                                                          TO SEPTEMBER 30, 1997   TO SEPTEMBER 30, 1997
                                                                               -----------           -----------
Investment income
   Dividend income ....................................................        $         0           $         0
   Interest income ....................................................                  0                     0
                                                                               -----------           -----------
     Total investment income ..........................................                  0                     0

Expenses:
   Investment advisory fee ............................................        ($   24,226)          ($   24,226)
   State Street Bank & Trust Company - program fee ....................             50,692               132,564
   American Bar Retirement Association - program fee ..................              7,401                19,370
   Trustee, management and administration fees ........................             10,651                27,679
   Other expenses and taxes ...........................................              8,280                19,195
   Amortization of organization expenses ..............................              3,521                 8,590
                                                                               -----------           -----------
     Total expenses ...................................................             56,319               183,172
                                                                               -----------           -----------
Net investment income (loss) ..........................................            (56,319)             (183,172)
                                                                               -----------           -----------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold .................................          1,487,675             3,211,602
Unrealized appreciation (depreciation) of investments during the period         (1,750,925)            2,674,617
                                                                               -----------           -----------
   Net gain (loss) on investments .....................................           (263,250)            5,886,219
                                                                               -----------           -----------
   Net increase (decrease) in net assets resulting from operations ....        ($  319,569)          $ 5,703,047
                                                                               ===========           ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                     FOR THE PERIOD            FOR THE PERIOD
                                                                                       JULY 1, 1997            JANUARY 1, 1997
                                                                                  TO SEPTEMBER 30, 1997    TO SEPTEMBER 30, 1997
                                                                                       ------------            ------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income (loss) ..........................................           ($    56,319)           ($   183,172)
     Net realized gain on investments ......................................              1,487,675               3,211,602
     Unrealized appreciation (depreciation) on investments during the period             (1,750,925)              2,674,617
                                                                                       ------------            ------------
     Net increase (decrease) in net assets resulting from operations .......               (319,569)              5,703,047
                                                                                       ------------            ------------

Participant transactions:
     Proceeds from sales of units ..........................................             22,317,376              65,222,053
     Cost of units redeemed ................................................            (15,565,286)            (39,755,741)
                                                                                       ------------            ------------
     Net increase in net assets resulting from participant transactions ....              6,752,090              25,466,312
                                                                                       ------------            ------------
          Total increase in net assets .....................................              6,432,521              31,169,359

NET ASSETS:
     Beginning of period ...................................................             58,005,138              33,268,300
     End of period .........................................................           $ 64,437,659            $ 64,437,659

Number of units:
     Outstanding-beginning of period .......................................              2,919,454               1,868,547
        Sold ...............................................................              1,146,146               3,515,387
        Redeemed ...........................................................               (793,620)             (2,111,954)
                                                                                       ------------            ------------
     Outstanding-end of period .............................................              3,271,980               3,271,980
                                                                                       ============            ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:            FOR THE PERIOD           FOR THE PERIOD
                                                                        JULY 1, 1997           JANUARY 1, 1997
                                                                   TO SEPTEMBER 30, 1997     TO SEPTEMBER 30, 1997
                                                                           --------               --------
Investment income .........................................                $   0.00               $   0.00
Expenses ..................................................                ($  0.02)              ($  0.07)
                                                                           --------               --------
Net investment income (loss) ..............................                   (0.02)                 (0.07)
Net realized and unrealized gain (loss)
  on investments ..........................................                ($  0.16)              $   1.96
                                                                           --------               --------
Net increase (decrease) in unit value .....................                   (0.18)                  1.89
Net asset value at beginning of period ....................                   19.87                  17.80
                                                                           --------               --------
Net assets value at end of period .........................                $  19.69               $  19.69
                                                                           ========               ========

Ratio of expenses to average net assets* ..................                   0.38%                  0.48%
Ratio of net investment income (loss) to average assets* ..                  (0.38%)                (0.48%)
Portfolio turnover** ......................................                     26%                    77%
Number of units outstanding at end of period (in thousands)                   3,272                  3,272

-------------------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment company in which the Fund invests, rather than the turnover of the underlying portfolio of such registered investment company

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


ASSETS                                                                                   SEPT 30, 1997
                                                                                          ------------
Investments, at value (Cost $633,301,167) ..........................................      $633,301,167
Interest Receivable ................................................................         3,245,149
Receivable for fund units sold .....................................................           890,096
Other assets .......................................................................           115,039
                                                                                          ------------

   Total assets ....................................................................       637,551,451
                                                                                          ------------

LIABILITIES
Payable for units redeemed .........................................................                 0
Accrued expenses ...................................................................           322,560
                                                                                          ------------
   Total Liabilities ...............................................................           322,560
                                                                                          ------------

NET ASSETS .........................................................................      $637,228,890
                                                                                          ============

Net asset value, redemption price and offering price per unit of beneficial interest
($637,228,890/637,228,890 units outstanding) .......................................      $       1.00
                                                                                          ============

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                          FOR THE PERIOD     FOR THE PERIOD
                                                           JULY 1, 1997      JANUARY 1, 1997
                                                         TO SEPT 30, 1997   TO SEPT 30, 1997
                                                            -----------        -----------
Interest income ....................................        $ 9,872,758        $28,865,636
                                                            -----------        -----------
Expenses:
   State Street Bank & Trust Company - program fee .            548,059          1,681,456
   American Bar Retirement Association - program fee             80,013            245,729
   Trustee, management and administration fees .....            324,447            955,716
   Other expenses and taxes ........................             98,900            270,090
   Amortization of organization expenses ...........             42,075            130,503
                                                            -----------        -----------
     Total Expenses ................................          1,093,494          3,283,494
                                                            -----------        -----------
Net investment income ..............................        $ 8,779,264        $25,582,142
                                                            -----------        -----------


        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                         FOR THE PERIOD         FOR THE PERIOD
                                                                                          JULY 1, 1997          JANUARY 1 1997
INCREASE IN NET ASSETS FROM:                                                            TO SEPT 30, 1997       TO SEPT 30, 1997
                                                                                          -------------         -------------
Operations:
     Net investment income and net increase in net assets
     resulting from operations ...................................................        $   8,779,264         $  25,582,142
                                                                                          -------------         -------------
     Distributions from net investment income ....................................           (8,779,264)          (25,582,142)
                                                                                          -------------         -------------

Participant transactions:
     Proceeds from sale of units .................................................           39,192,597           129,241,221
     Units issued in connection with reinvestment of net
     investment income ...........................................................            8,779,264            25,582,142
     Cost of units redeemed ......................................................          (58,758,520)         (152,357,242)
                                                                                          -------------         -------------
     Net increase (decrease) in net assets resulting from participant transactions          (10,786,659)            2,466,121
                                                                                          -------------         -------------
          Total decrease in net assets ...........................................          (10,786,659)            2,466,121
                                                                                          -------------         -------------

NET ASSETS:
     Beginning of period .........................................................          648,015,549           634,762,769
                                                                                          -------------         -------------
     End of period ...............................................................        $ 637,228,890         $ 637,228,890
                                                                                          =============         =============

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:

                                                                    FOR THE PERIOD      FOR THE PERIOD
                                                                     JULY 1, 1997       JANUARY 1, 1997
                                                                   TO SEPT 30, 1997     TO SEPT 30, 1997
                                                                       ---------           ---------
Investment income .........................................            $   0.016          $    0.045
Expenses ..................................................               (0.002)             (0.005)
                                                                       ---------           ---------
Net investment income .....................................                0.014               0.040
Reinvestment of net investment income .....................               (0.014)             (0.040)
                                                                       ---------           ---------
Net increase in unit value ................................                0.000               0.000
Net asset value at beginning of period ....................                 1.00                1.00
                                                                       ---------           ---------
Net asset value at end of period ..........................            $    1.00           $    1.00
                                                                       =========           =========

Ratio of expenses to average net assets* ..................                0.67%               0.69%
Ratio of net investment income to average assets* .........                5.41%               5.35%
Number of units outstanding at end of period (in thousands)             637,229             637,229

-------------------------------------------------
* Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


ASSETS                                                                                   SEPT 30, 1997
                                                                                          ------------
Investments, at value (cost $84,698,885) ...........................................      $109,078,650
Cash ...............................................................................               642
Receivable for investments sold ....................................................                 0
Receivable for fund units sold .....................................................            33,404
Dividends and interest receivable ..................................................           261,699
Other assets .......................................................................            21,063
                                                                                          ------------
   Total assets ....................................................................       109,395,458
                                                                                          ------------

LIABILITIES
Payable for investments purchased ..................................................                 0
Payable for fund units purchased ...................................................                 0
Accrued expenses ...................................................................            59,828
Other liabilities ..................................................................            48,014
                                                                                          ------------
   Total liabilities ...............................................................           107,842
                                                                                          ------------

NET ASSETS .........................................................................      $109,287,616
                                                                                          ============

Net asset value, redemption price and offering price per unit of beneficial interest
( $109,287,616/5,447,040 units outstanding) ........................................      $      20.06
                                                                                          ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                              FOR THE PERIOD      FOR THE PERIOD
                                                               JULY 1, 1997      JANUARY 1, 1997
                                                             TO SEPT 30, 1997    TO SEPT 30, 1997
                                                                -----------        -----------
Investment income
   Dividend income .....................................        $   464,085        $ 1,129,213
   Interest income .....................................            138,850            378,267
                                                                -----------        -----------
     Total investment income ...........................            602,935          1,507,480

Expenses:
   Investment advisory fee .............................        $    86,995        $   212,098
   State Street Bank & Trust Company - program fee .....             85,445            208,113
   American Bar Retirement Association - program fee ...             12,474             30,408
   Trustee, management and administration fees .........             18,054             43,568
   Other expenses and taxes ............................             15,048             28,503
   Amortization of organization expenses ...............              5,457             16,601
                                                                -----------        -----------
     Total expenses ....................................            223,473            539,291
                                                                -----------        -----------
Net investment income ..................................            379,462            968,189
                                                                -----------        -----------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................            732,686          1,061,397
Unrealized appreciation of investments during the period          6,951,793         17,425,095
                                                                -----------        -----------
   Net gain on investments .............................          7,684,479         18,486,492
                                                                -----------        -----------
   Net increase in net assets resulting from operations         $ 8,063,941        $19,454,681
                                                                ===========        ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                              FOR THE PERIOD        FOR THE PERIOD
                                                                                JULY 1, 1997       JANUARY 1, 1997
                                                                             TO SEPT 30, 1997      TO SEPT 30, 1997
                                                                               -------------         -------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income ............................................        $     379,462         $     968,189
     Net realized gain on investments .................................              732,686             1,061,397
     Unrealized appreciation on investments during the period .........            6,951,793            17,425,095
                                                                               -------------         -------------
     Net increase in net assets resulting from operations .............            8,063,941            19,454,681
                                                                               -------------         -------------

Participant transactions:
     Proceeds from sales of units .....................................           11,886,343            46,763,636
     Cost of units redeemed ...........................................           (1,750,647)           (5,061,895)
                                                                               -------------         -------------
     Net increase in net assets resulting from participant transactions           10,135,696            41,701,741
                                                                               -------------         -------------
          Total increase in net assets ................................           18,199,637            61,156,422

NET ASSETS:
     Beginning of period ..............................................           91,087,979            48,131,194
     End of period ....................................................        $ 109,287,616         $ 109,287,616

Number of units:
     Outstanding-beginning of period ..................................            4,932,124             3,060,634
        Sold ..........................................................              605,294             2,672,739
        Redeemed ......................................................              (90,378)             (286,333)
                                                                               -------------         -------------
     Outstanding-end of period ........................................            5,447,040             5,447,040
                                                                               =============         =============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:        FOR THE PERIOD          FOR THE PERIOD
                                                                    JULY 1, 1997          JANUARY 1, 1997
                                                                   TO SEPT 30, 1997      TO SEPT 30, 1997
                                                                        ------                 ------
Investment income .........................................             $ 0.12                 $ 0.34
Expenses ..................................................              (0.04)                 (0.12)
                                                                        ------                 ------
Net investment income .....................................               0.08                   0.22
Net realized and unrealized gain on investments ...........             $ 1.51                 $ 4.11
                                                                        ------                 ------
Net increase in unit value ................................               1.59                   4.33
Net asset value at beginning of period ....................              18.47                  15.73
                                                                        ------                 ------
Net assets value at end of period .........................             $20.06                 $20.06
                                                                        ======                 ======

Ratio of expenses to average net assets* ..................               0.88%                  0.91%
Ratio of net investment income to average assets* .........               1.50%                  1.63%
Portfolio turnover ........................................                  4%                    10%
Number of units outstanding at end of period (in thousands)               5,447                  5,447
-----------------------------------------
*Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



ASSETS                                                                                   SEPT 30, 1997
                                                                                          -----------
Investments, at value (cost $14,179,993) ...........................................      $15,881,518
Cash ...............................................................................                0
Receivable for investments sold ....................................................                0
Receivable for fund units sold .....................................................            1,460
Dividends and interest receivable ..................................................                0
Other assets .......................................................................                0
                                                                                          -----------
   Total assets ....................................................................       15,882,979
                                                                                          -----------

LIABILITIES
Payable for investments purchased ..................................................            1,460
Payable for fund units purchased ...................................................                0
Accrued expenses ...................................................................            1,150
Other liabilities ..................................................................                0
                                                                                          -----------
   Total liabilities ...............................................................            2,610
                                                                                          -----------

NET ASSETS .........................................................................      $15,880,369
                                                                                          ===========

Net asset value, redemption price and offering price per unit of beneficial interest
($15,880,369 / 1,239,662 units outstanding) ........................................      $     12.81
                                                                                          ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                             FOR THE PERIOD        FOR THE PERIOD
                                                               JULY 1, 1997       JANUARY 1, 1997
                                                             TO SEPT 30, 1997     TO SEPT 30, 1997
                                                             ----------------     ----------------
Investment income
   Dividend income .....................................        $         0         $         0
   Interest income .....................................                  0                   0
                                                                -----------         -----------
     Total investment income ...........................                  0                   0

Expenses:
   Investment advisory fee .............................        $         0         $         0
   State Street Bank & Trust Company - program fee .....                  0                   0
   American Bar Retirement Association - program fee ...                  0                   0
   Trustee, management and administration fees .........              3,528              10,010
   Other expenses and taxes ............................                  0                   0
   Amortization of organization expenses ...............                  0                   0
                                                                -----------         -----------
     Total expenses ....................................              3,528              10,010
                                                                -----------         -----------
Net investment income (loss) ...........................             (3,528)            (10,010)
                                                                -----------         -----------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................            362,911             716,644
Unrealized appreciation of investments during the period          1,213,210             881,411
                                                                -----------         -----------
   Net gain on investments .............................          1,576,121           1,598,055
                                                                -----------         -----------
   Net increase in net assets resulting from operations         $ 1,572,593         $ 1,588,045
                                                                ===========         ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                               FOR THE PERIOD       FOR THE PERIOD
                                                                                JULY 1, 1997       JANUARY 1, 1997
                                                                              TO SEPT 30, 1997     TO SEPT 30, 1997
                                                                              ----------------     ----------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income (loss) ......................................        ($     3,528)        ($    10,010)
     Net realized gain on investments ..................................             362,911              716,644
     Unrealized appreciation on investments during the period ..........           1,213,210              881,411
                                                                                ------------         ------------
     Net increase in net assets resulting from operations ..............           1,572,593            1,588,045
                                                                                ------------         ------------

Participant transactions:
     Proceeds from sales of units ......................................           1,559,550            6,489,019
     Cost of units redeemed ............................................          (1,571,912)          (3,397,672)
                                                                                ------------         ------------
     Net increase (decrease) in net asssets resulting from
        participant transactions .......................................             (12,361)           3,091,348
                                                                                ------------         ------------
          Total increase in net assets .................................           1,560,232            4,679,393

NET ASSETS:
     Beginning of period ...............................................          14,320,137           11,200,976
     End of period .....................................................        $ 15,880,369         $ 15,880,369

Number of units:
     Outstanding-beginning of period ...................................           1,240,876              977,202
        Sold ...........................................................             123,366              542,620
        Redeemed .......................................................            (124,579)            (280,160)
                                                                                ------------         ------------
     Outstanding-end of period .........................................           1,239,662            1,239,662
                                                                                ============         ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:       FOR THE PERIOD       FOR THE PERIOD
                                                                   JULY 1, 1997        JANUARY 1, 1997
                                                                 TO SEPT 30, 1997     TO SEPT 30, 1997
                                                                 ----------------     ----------------

Investment income .........................................          $       0.00         $       0.00
Expenses ..................................................                  0.00                (0.01)
                                                                     ------------         ------------
Net investment income (loss) ..............................                  0.00                (0.01)
Net realized gain on investments ..........................                  1.27                 1.36
                                                                     ------------         ------------
Net increase in unit value ................................                  1.27                 1.35
Net asset value at beginning of period ....................                 11.54                11.46
                                                                     ------------         ------------
Net assets value at end of period .........................          $      12.81         $      12.81
                                                                     ============         ============

Ratio of expenses to average net assets* ..................                  0.09%                0.10%
Ratio of net investment income to average assets* .........                 (0.09%)              (0.10%)
Portfolio turnover** ......................................                    14%                  32%
Number of units outstanding at end of period (in thousands)                 1,240                1,240

-------------------------------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



ASSETS                                                                               SEPT 30, 1997
                                                                                     -------------
Investments, at value (cost $54,531,023) ...........................................   $63,142,297
Cash ...............................................................................             0
Receivable for investments sold ....................................................             0
Receivable for fund units sold .....................................................       153,907
Dividends and interest receivable ..................................................             0
Other assets .......................................................................             0
                                                                                       -----------
   Total assets ....................................................................    63,296,204
                                                                                       -----------

LIABILITIES
Payable for investments purchased ..................................................       153,907
Payable for fund units purchased ...................................................             0
Accrued expenses ...................................................................         4,438
Other liabilities ..................................................................             0
                                                                                       -----------
   Total liabilities ...............................................................       158,345
                                                                                       -----------

NET ASSETS .........................................................................   $63,137,859
                                                                                       ===========

Net asset value, redemption price and offering price per unit of beneficial interest
( $63,137,859 /4,552,099 units outstanding) ........................................   $     13.87
                                                                                       ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                             FOR THE PERIOD         FOR THE PERIOD
                                                              JULY 1, 1997          JANUARY 1, 1997
                                                             TO SEPT 30, 1997      TO SEPT 30, 1997
                                                             ----------------      ----------------
Investment income
   Dividend income .....................................          $         0           $         0
   Interest income .....................................                    0                     0
                                                                  -----------           -----------
     Total investment income ...........................                    0                     0

Expenses:
   Investment advisory fee .............................          $         0           $         0
   State Street Bank & Trust Company - program fee .....                    0                     0
   American Bar Retirement Association - program fee ...                    0                     0
   Trustee, management and administration fees .........               13,395                35,838
   Other expenses and taxes ............................                    0                     0
   Amortization of organization expenses ...............                    0                     0
                                                                  -----------           -----------
     Total expenses ....................................               13,395                35,838
                                                                  -----------           -----------
Net investment income (loss) ...........................              (13,395)              (35,838)
                                                                  -----------           -----------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................              745,835             1,844,760
Unrealized appreciation of investments during the period            6,926,272             5,753,127
                                                                  -----------           -----------
   Net gain on investments .............................            7,672,107             7,597,887
                                                                  -----------           -----------
   Net increase in net assets resulting from operations           $ 7,658,712           $ 7,562,049
                                                                  ===========           ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                             FOR THE PERIOD         FOR THE PERIOD
                                                                              JULY 1, 1997          JANUARY 1, 1997
                                                                            TO SEPT  30, 1997      TO SEPT  30, 1997
                                                                            -----------------      -----------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income (loss) .....................................          ($    13,395)          ($    35,838)
     Net realized gain on investments .................................               745,835              1,844,760
     Unrealized appreciation on investments during the period .........             6,926,272              5,753,127
                                                                                 ------------           ------------
     Net increase/decrease in net assets resulting from operations ....             7,658,712              7,562,049
                                                                                 ------------           ------------

Participant transactions:
     Proceeds from sales of units .....................................             7,649,081             27,678,182
     Cost of units redeemed ...........................................            (1,244,041)            (4,719,712)
                                                                                 ------------           ------------
     Net increase in net assets resulting from participant transactions             6,405,040             22,958,471
                                                                                 ------------           ------------
          Total increase in net assets ................................            14,063,752             30,520,519

NET ASSETS:
     Beginning of period ..............................................            49,074,107             32,617,340
     End of period ....................................................          $ 63,137,859           $ 63,137,859

Number of units:
     Outstanding-beginning of period ..................................             4,084,408              2,733,228
        Sold ..........................................................               559,254              2,192,319
        Redeemed ......................................................               (91,563)              (373,448)
                                                                                 ------------           ------------
    Outstanding-end of period .........................................             4,552,099              4,552,099
                                                                                 ============           ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:      FOR THE PERIOD        FOR THE PERIOD
                                                                  JULY 1, 1997        JANUARY 1, 1997
                                                                TO SEPT  30, 1997    TO SEPT  30, 1997
                                                                -----------------    -----------------

Investment income .........................................          $       0.00         $       0.00
Expenses ..................................................                  0.00                (0.01)
                                                                     ------------         ------------
Net investment income (loss) ..............................                  0.00                (0.01)
Net realized and unrealized gain on investments ...........                  1.86                 1.95
                                                                     ------------         ------------
Net increase in unit value ................................                  1.86                 1.94
Net asset value at beginning of period ....................                 12.01                11.93
                                                                     ------------         ------------
Net assets value at end of period .........................          $      13.87         $      13.87
                                                                     ============         ============

Ratio of expenses to average net assets* ..................                  0.09%                0.10%
Ratio of net investment income to average assets* .........                 (0.09%)              (0.10%)
Portfolio turnover** ......................................                     6%                  18%
Number of units outstanding at end of period (in thousands)                 4,552                4,552

-------------------------------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



ASSETS                                                                              SEPT 30, 1997
                                                                                    -------------
Investments, at value (cost $42,378,157) ...........................................  $51,052,083
Cash ...............................................................................            0
Receivable for investments sold ....................................................       80,339
Receivable for fund units sold .....................................................            0
Dividends and interest receivable ..................................................            0
Other assets .......................................................................            0
                                                                                      -----------
   Total assets ....................................................................   51,132,422
                                                                                      -----------

LIABILITIES
Payable for investments purchased ..................................................            0
Payable for fund units purchased ...................................................       80,339
Accrued expenses ...................................................................        3,669
Other liabilities ..................................................................            0
                                                                                      -----------
   Total liabilities ...............................................................       84,008
                                                                                      -----------

NET ASSETS .........................................................................  $51,048,415
                                                                                      ===========

Net asset value, redemption price and offering price per unit of beneficial interest
( $51,048,415 /3,397,332 units outstanding) ........................................       $15.03
                                                                                      ===========

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                              FOR THE PERIOD        FOR THE PERIOD
                                                               JULY 1, 1997        JANUARY 1, 1997
                                                             TO SEPT 30, 1997      TO SEPT 30, 1997
                                                             ----------------      ----------------
Investment income
   Dividend income .....................................          $         0           $         0
   Interest income .....................................                    0                     0
                                                                  -----------           -----------
     Total investment income ...........................                    0                     0

Expenses:
   Investment advisory fee .............................          $         0           $         0
   State Street Bank & Trust Company - program fee .....                    0                     0
   American Bar Retirement Association - program fee ...                    0                     0
   Trustee, management and administration fees .........               11,015                28,818
   Other expenses and taxes ............................                    0                     0
   Amortization of organization expenses ...............                    0                     0
                                                                  -----------           -----------
     Total expenses ....................................               11,015                28,818
                                                                  -----------           -----------
Net investment income (loss) ...........................              (11,015)              (28,818)
                                                                  -----------           -----------

REALIZED & UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments sold ..................              942,550             1,950,573
Unrealized appreciation of investments during the period            7,193,022             5,978,367
                                                                  -----------           -----------
   Net gain on investments .............................            8,135,572             7,928,940
                                                                  -----------           -----------
   Net increase in net assets resulting from operations           $ 8,124,557           $ 7,900,122
                                                                  ===========           ===========


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                              FOR THE PERIOD         FOR THE PERIOD
                                                                               JULY 1, 1997          JANUARY 1, 1997
                                                                             TO SEPT 30, 1997       TO SEPT 30, 1997
                                                                             ----------------       ----------------
INCREASE IN NET ASSETS FROM:
Operations:
     Net investment income (loss) .....................................          ($    11,015)          ($    28,818)
     Net realized gain on investments .................................               942,550              1,950,573
     Unrealized appreciation on investments during the period .........             7,193,022              5,978,367
                                                                                 ------------           ------------
     Net increase in net assets resulting from operations .............             8,124,557              7,900,122
                                                                                 ------------           ------------

Participant transactions:
     Proceeds from sales of units .....................................             5,528,462             22,367,829
     Cost of units redeemed ...........................................            (1,819,138)            (4,777,397)
                                                                                 ------------           ------------
     Net increase in net assets resulting from participant transactions             3,709,324             17,590,432
                                                                                 ------------           ------------
          Total increase in net assets ................................            11,833,881             25,490,554

NET ASSETS:
     Beginning of period ..............................................            39,214,534             25,557,861
     End of period ....................................................          $ 51,048,415           $ 51,048,415

Number of units:
     Outstanding-beginning of period ..................................             3,145,751              2,060,096
        Sold ..........................................................               374,026              1,684,642
        Redeemed ......................................................              (122,445)              (347,406)
                                                                                 ------------           ------------
     Outstanding-end of period ........................................             3,397,332              3,397,332
                                                                                 ============           ============

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:       FOR THE PERIOD       FOR THE PERIOD
                                                                  JULY 1, 1997        JANUARY 1, 1997
                                                                 TO SEPT 30, 1997     TO SEPT 30, 1997
                                                                 ----------------     ----------------

Investment income .........................................          $       0.00         $       0.00
Expenses ..................................................                 (0.01)               (0.01)
                                                                     ------------         ------------
Net investment income (loss) ..............................                 (0.01)               (0.01)
Net realized and unrealized gain on investments ...........                  2.57                 2.63
                                                                     ------------         ------------
Net increase in unit value ................................                  2.56                 2.62
Net asset value at beginning of period ....................                 12.47                12.41
                                                                     ------------         ------------
Net assets value at end of period .........................          $      15.03         $      15.03
                                                                     ============         ============

Ratio of expenses to average net assets* ..................                  0.09%                0.10%
Ratio of net investment income to average assets* .........                 (0.09%)              (0.10%)
Portfolio turnover** ......................................                     7%                  19%
Number of units outstanding at end of period (in thousands)                 3,397                3,397

-------------------------------------------------
*Annualized
**Reflects purchases and sales of units of the Funds in which the Portfolio invests, rather than the portfolio turnover of such underlying Funds

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

AGGRESSIVE EQUITY FUND

      The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended September 30, 1997 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 15.47%. By comparison, the Russell 2000 Index produced a total return of 14.88% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

      The third quarter of 1997 marked the eleventh consecutive quarterly increase in the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") bringing the year-to-date gain in the S&P 500 Index to 29.6%. Since the beginning of 1995 the US stock market (as measured by the S&P 500 Index) has risen 119%. This spectacular rise in equities has been fueled by record company earnings and continued low level of inflation.

      The most heavily weighted sectors in the Aggressive Equity Fund were technology, business services and financial services. Weaker areas in terms of return included publishing, drugs and health care and utilities.

BALANCED FUND

      The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended September 30, 1997, the Balanced Fund experienced a total return, net of Expenses, of 8.21%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Bond Index") weighted 60%/40%, respectively, produced a total return of 8.97%. The Russell 1000 Index and the LB Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

      In connection with certain changes to the advisors from whom State Street obtains investment advice with respect to the Fund, effective June 30, 1997, State Street directs the allocation of the Fund's assets between debt and equity securities consistent with the Fund's strategy. State Street obtains investment advice from separate advisors for each of the debt and equity portions of the Fund. This is different from State Street's prior practice, which was to allocate a portion of the Fund's assets to each of the Fund's investment advisors, who then advised State Street on both debt and equity securities. Contributions to and withdrawals from the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions and withdrawals and the Fund's percentage of debt and equity securities at the time of the contribution or withdrawal. State Street may change the allocation within the Fund, as well as the allocation of contributions to and withdrawals from the Fund from time to time. Income and realized gains attributable to the assets allocated to each portion of the fund and the related investment advisor will remain allocated to such portion until reallocated by State Street.

      Both the U.S. equity and fixed income markets continued to show strong positive returns throughout the third quarter of 1997. Equities, especially small cap stocks, performed well while bonds were buoyed by continued subdued inflation despite another quarter of solid economic growth.

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

      For the quarter ended September 30, 1997, the Growth Equity Fund experienced a total return, net of Expenses, of 8.20%. By comparison, the Russell 1000 Index produced a return of 8.73% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

      The U.S. equity market continued to register strong returns during the third quarter of 1997. Low inflation, strong corporate earnings, and a lack of Federal Reserve intervention were among the major causes of economic growth.

      Some of the most heavily weighted industry sectors in the Growth Equity Fund were, technology, finance and consumer basics. Weaker areas in terms of return were energy-related stocks and broadcasting and publishing.

INDEX EQUITY FUND

      The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index, which is composed of approximately 2,500 stocks. The securities in these two indices represent the universe of securities included in the Russell 3000 Index.

      The Fund produced a total return, net of Expenses, for the third quarter of 1997 of 9.09%. By comparison, the Russell 3000 Index produced a return of 9.33% for the third quarter of 1997. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

      Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portion of the fund ($75 million and $200 million, respectively), two-thirds of all contributions to the Fund will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Masterworks Funds Bond Index Fund.

      For the quarter ended September 30, 1997, the Intermediate Bond Fund experienced a total return, net of Expenses, of 3.37%. As a comparison, a combination of Lehman Brothers Corporate/Government Bond Index and the LB Bond Index weighted 33%/67%, respectively, produced a return for the third quarter of 1997 of 3.30%. The Lehman Brothers Corporate/Government Bond Index and the LB Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

      Fixed income securities performed well in the third quarter. Interest rates declined during the quarter as prices remained steady at both the consumer and producer levels and monetary policy remained unchanged.

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

      For the quarter ended September 30, 1997, the International Equity Fund experienced a total return, net of Expenses, of (0.88)%. For the third quarter of 1997, the total return of the Morgan Stanley EAFE (Europe, Australia, Far
East) Index (the "EAFE Index") was (0.70)%. The EAFE Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The equity markets included in the EAFE Index were divided between continued strong performance in Europe and negative returns in Japan.

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

      For the quarter ended September 30, 1997, the Stable Asset Return Fund produced a return, net of Expenses, of 1.37%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the third quarter of 1997 was 1.25%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio. Interest rates moved slightly lower during the third quarter of 1997 with lack of inflation pressure and no intervention by the Federal Reserve.

VALUE EQUITY FUND

      The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

      For the quarter ended September 30, 1997, the Value Equity Fund experienced a total return, net of Expenses, of 8.64%. The S&P 500 Index produced a return of 7.52% for the third quarter. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

      U.S. financial markets continued to register strong returns in the third quarter as investors responded favorably to signs of moderate growth and benign inflation.

      The most heavily weighted industry sectors in the Value Equity Fund were energy, insurance, consumer cyclical and industrial commodities. Underweighted sectors in the Value Equity Fund include capital goods and technology.

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

      For the quarter ended September 30, 1997, the structured portfolio service experienced a total return net of Expenses, of 4.02% for the Conservative Portfolio, 4.99% for the Moderate Portfolio, and 6.33% for the Aggressive Portfolio.


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




                              AMERICAN BAR ASSOCIATION MEMBERS/
                                 STATE STREET COLLECTIVE TRUST




November 13, 1997               By:  /S/ NANCY P. ANTIN
                                  ------------------------------
                                 Nancy P. Antin
                                  Vice President and Chief Financial Officer


November 13, 1997               By:   /S/ SUSAN C. DANIELS
                                  -----------------------------
                                  Susan C. Daniels
                                  Treasurer and Chief Accounting Officer