Form 10-K405
period 1997-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1998-03-31
CIK 878375

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
    COMMISSION FILE NOS. 333-23633 AND 33-92120

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 31, 1997 the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was $2,971,000,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Special Note Regarding Forward Looking Statements.........................    3
                                  PART I
ITEM  1. Business ........................................................    4
ITEM  2. Properties ......................................................   45
ITEM  3. Legal Proceedings ...............................................   45
ITEM  4. Submission of Matters to a Vote of Security Holders .............   45
                                 PART II
ITEM  5. Market for Registrant's Common Stock and Related Stockholder
          Matters ........................................................   45
ITEM  6. Selected Financial Data .........................................   46
ITEM  7. Management's Discussion and Analysis of Financial Condition and
          Results of
           Operations.....................................................   53
ITEM  7A. Quantitative and Qualitative Disclosure About Market Risk.......   56
ITEM  8. Financial Statements and Supplementary Data .....................   57
ITEM  9. Changes in and Disagreements with Accountants on Accounting and
          Financial  Disclosure ..........................................   57
                                 PART III
ITEM 10. Directors and Executive Officers of the Registrant ..............   57
ITEM 11. Executive Compensation ..........................................   57
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ..   57
ITEM 13. Certain Relationships and Related Transactions ..................   57
                                 PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ................................................................   58
Glossary of Certain Terms Used in This Report ............................   61
Signatures ...............................................................   65
Financial Statements......................................................  F-1

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

  See "Glossary of Certain Terms Used in this Report" on page 61 for definitions of certain terms used in this Report.

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

  State Street Bank and Trust Company ("State Street" or the "Trustee") serves as trustee of the Collective Trust. On January 1, 1992, State Street assumed responsibility for administering and providing investment options for the Program. State Street is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

                       DESCRIPTION OF INVESTMENT OPTIONS

  The following are Investment Options under the Program. The Stable Asset Return Fund invests primarily in money market instruments and investment contracts. The Intermediate Bond Fund (the "Bond Fund") invests primarily in debt securities of varying maturities, with approximately two-thirds of such portfolio to be actively managed and one-third of such portfolio to be invested to replicate the Lehman Brothers Government/Corporate Bond Index (the "LB Bond Index"). The Index Equity Fund invests primarily in common stocks included in the Russell 3000 Index. The Balanced Fund, Value Equity Fund, Growth Equity Fund, Aggressive Equity Fund and International Equity Fund invest primarily in equity securities or, in the case of the Balanced Fund, a combination of equity and debt securities. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by giving Investors the opportunity to select conservative, moderate or aggressive allocations of assets among the Program's Funds. In addition, assets contributed under the Program may be invested in any publicly traded debt and equity securities and shares of numerous mutual funds through a Self-Managed Account.

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

  STRATEGY. The Stable Asset Return Fund invests in obligations of the United States government and the agencies and instrumentalities thereof ("U.S. Government Obligations"), notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements (collectively, "Short-Term Investment Products"). The Fund also invests in investment contracts, including "Synthetic GICs"issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the Fund to be benefit responsive (i.e., responsive to withdrawal, transfer and benefit payment requests). The underlying securities of the Synthetic GICs generally consist of fixed income debt instruments. As of December 31, 1997, approximately 44% of the Fund's assets were invested in Short-Term Investment Products and 56% of the Fund's assets were invested in investment contracts. As of December 31, 1997, the average weighted maturity of the Stable Asset Return Fund was 1.3 years. The Fund's portfolio will be structured to provide cash flow to assist liquidity management and to limit the volatility of movement in interest rates received by the Fund while maintaining a rate of return that is sensitive to current interest rates.

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

INTERMEDIATE BOND FUND

  INVESTMENT OBJECTIVE. The investment objective of the Bond Fund is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Bond Fund (approximately two-thirds) will be actively managed, investing in fixed-income securities with a portfolio duration generally from 3 to 6 years. The other portion of the Bond Fund--the index portion--will be invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. Government Obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. As of December 31, 1997, U.S. Government Obligations and corporate debt securities represented 72% and 28%, respectively, of the LB Bond Index. The actively managed portion seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. LEHMAN BROTHERS, INC. DOES NOT SPONSOR THE BOND FUND, NOR IS IT AFFILIATED IN ANY WAY WITH THE BOND FUND OR STATE STREET. THERE CAN BE NO ASSURANCE THAT THE BOND FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

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

  Portfolio turnover was 14%, 22% and 2% for 1997, 1996 and the period from September 5, 1995 to December 31, 1995, respectively. Such turnover reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies (described below).

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

  State Street, however, based upon the advice of PIMCO, has determined that until a minimum level of assets (the "Minimum Level") (in this case approximately $75 million) have been allocated to the actively managed portion of the Bond Fund, in order to provide for efficient investment of the Bond Fund's assets, PIMCO's advice will be obtained by investing approximately two-thirds of the funds directed by Investors into the Bond Fund in the PIMCO Total Return Fund, an open-end management investment company registered under the Investment Company Act and managed by PIMCO (the "Total Return Fund"). As of December 31, 1997, $56 million in assets were allocated to the actively managed portion of the Bond Fund and such assets are currently invested in the Total Return Fund. The Total Return Fund invests at least 65% of its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from 3 to 6 years. The Total Return Fund has substantially similar investment objectives to the actively managed portion of the Bond Fund. After the Minimum Level is attained by the actively managed portion of the Bond Fund, State Street expects that such portion will be managed as a separate collective trust portfolio by State Street, with the advice of PIMCO.

  With respect to the index portion of the Bond Fund, State Street expects to select Barclay's Global Investors ("BGI") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the index portion of the Bond Fund, subject to the supervision and approval of State Street.

  State Street, however, upon the advice of BGI has determined that in order for the index portion of the Bond Fund to meet its investment objective, until the Minimum Level (in this case approximately $200 million) is attained, in order to provide for efficient investment of the index portion of the Bond Fund's assets, BGI's advice will be obtained by investing approximately one-third of the funds directed by Investors into the Bond Fund in the MasterWorks Bond Index Fund, an open-end management investment company registered under the Investment Company Act (the "Bond Index Fund"), which invests in the securities represented in the LB Bond Index. As of December 31, 1997, $27 million in assets were allocated to the index portion of the Bond Fund and such assets are currently invested in the Bond Index Fund. The Bond Index Fund is managed by BGI and has substantially similar investment objectives to the index portion of the Bond Fund. The Bond Index Fund attempts to achieve, in both rising and falling markets, a correlation of at least 95% between the total return of its net assets before expenses and the total return of the LB Bond Index. After the Minimum Level is attained by the index portion of the Bond Fund, State Street expects that such portion will be managed as a separate collective trust portfolio by State Street with the advice of BGI.

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

  State Street has determined the percentage of the assets in the Bond Fund to be allocated to each portion of the Bond Fund. Unless altered by State Street, contributions to and withdrawals from the Bond Fund will be allocated two-thirds to PIMCO and one-third to BGI. Income and gains attributable to the assets allocated to each Investment Advisor will remain allocated to such Investment Advisor thereby changing the percentage of total assets of the Bond Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Bond Fund than originally allocated to such advisor. For additional information with respect to the Investment Advisors, see "--Investment Advisors."

BALANCED FUND

  INVESTMENT OBJECTIVE. The investment objective of the Balanced Fund is to achieve both current income and long-term capital appreciation. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. THERE CAN BE NO ASSURANCE THAT THE BALANCED FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

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

  Effective June 30, 1997, State Street began to direct the allocation of the Fund's assets between debt and equity securities consistent with the Fund's strategy and began to obtain investment advice from separate advisors for each of the debt and equity portions of the Fund. Before then, State Street allocated a portion of the Fund's assets to each of its Investment Advisors, who then advised State Street with respect to both debt and equity securities and with respect to the allocation of the Fund's assets between debt and equity securities. Effective June 30, 1997, State Street directed that approximately 40% of the Balanced Fund's assets be allocated to debt securities (with respect to which State Street will receive advice from one Investment Advisor) and approximately 60% be allocated to equity securities (with respect to which State Street will receive advice from another Investment Advisor). Contributions to and withdrawals from the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions and withdrawals and the Fund's percentage of debt and equity securities at the time of each contribution or withdrawal. State Street may change the allocation within the Fund, as well as the allocation of the contributions to and withdrawals from the Fund from time to time. Income and gains attributable to the assets allocated to each Investment Advisor will remain allocated to such Investment Advisor unless reallocated by State Street.

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

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Because the types and proportions of the Balanced Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted. The turnover was 122%, 181% and 155% for 1997, 1996 and 1995, respectively.

  INVESTMENT ADVISORS. State Street has retained Capital Guardian Trust Company ("Capital Guardian") and Miller, Anderson & Sherrerd to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. Capital Guardian will serve as Investment Advisor with respect to investments in equity securities and Miller, Anderson & Sherrerd will serve as Investment Advisor with respect to investments in debt securities. For additional information regarding the Investment Advisors, see "--Investment Advisors."

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

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Such turnover was 13%, 17% and 4% for 1997, 1996 and the period September 5, 1995 to December 31, 1995, respectively. The 1995 turnover rate reflects the buildup of the Fund's portfolio during its first three months of operations.

  INVESTMENT ADVISOR. State Street has retained Sanford C. Bernstein & Co., Inc. ("Sanford Bernstein") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Value Equity Fund. For additional information regarding the Investment Advisor, see "--Investment Advisors."

GROWTH EQUITY FUND

  INVESTMENT OBJECTIVE. The Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. The Growth Equity Fund seeks to achieve growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Growth Equity Fund (initially 25%) will be invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund will be actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. RUSSELL DOES NOT SPONSOR THE GROWTH EQUITY FUND, NOR IS IT AFFILIATED IN ANY WAY WITH THE GROWTH EQUITY FUND OR STATE STREET. THERE CAN BE NO ASSURANCE THAT THE GROWTH EQUITY FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

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

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 80%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 80%. Such turnover was 88%, 64% and 60% in 1997, 1996, and 1995, respectively.

  INVESTMENT ADVISORS. State Street has retained Capital Guardian, Lincoln Capital Management Company ("Lincoln Capital"), Dresdner RCM Global Investors LLC ("Dresdner RCM") and Bankers Trust Company ("Bankers Trust") to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Growth Equity Fund. State Street will determine the percentage of the assets in the Growth Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Growth Equity Fund will be allocated 25% to each of the Fund's Investment Advisors. Bankers Trust will serve as advisor to the index portion of the Fund. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to such Investment Advisor, thereby changing the percentage of total assets of the Growth Equity Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger portion of the Growth Equity Fund than originally allocated to such Investment Advisor. For additional information regarding the Investment Advisors, see "--Investment Advisors."

INDEX EQUITY FUND

  INVESTMENT OBJECTIVE. The investment objective of the Index Equity Fund is to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Index Equity Fund invests indirectly in these stocks through collective investment funds maintained by State Street. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 1997, the largest company had a market capitalization of approximately $240 billion and the smallest company had a market capitalization of approximately $20 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. THERE CAN BE NO ASSURANCE THAT THE INDEX FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE OF REPLICATING THE TOTAL RETURN OF THE RUSSELL 3000 INDEX.

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

  PORTFOLIO TURNOVER. Ordinarily, Index Equity Fund will sell securities only to reflect certain changes in the Russell 3000 Index (including mergers or changes in the composition of the Russell 3000 Index) or to accommodate cash flows into and out of the Index Equity Fund. Accordingly, the turnover rate for the Index Equity Fund is not expected to exceed 50% per annum. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. The turnover of the Fund was 11%, 17% and 132% in 1997, 1996 and 1995,
respectively, and reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds. See "Investment Advisor" below. Higher than expected turnover in 1995 is partly attributable to adjustments made to the Fund's composition when its investment objective was changed from replicating the returns of the S&P 500 Index to replicating the returns of the Russell 3000 Index. See "--Intermediate Bond Fund-- Portfolio Turnover" for information applicable to portfolio turnover of index funds.

  INVESTMENT ADVISOR. State Street is sole manager and trustee of the Index Equity Fund. However, in the future State Street may employ investment advisors, at its discretion and subject to consultation with ABRA. The assets of the Fund are currently invested in the State Street Global Advisors (SSgA) S&P 500 Flagship Fund and the State Street Global Advisors (SSgA) Russell Special Small Company Common Trust Fund.

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

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover of the Aggressive Equity Fund may be high. Although it is not expected to exceed 150% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 150%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in certain companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 36%, 48% and 63%, in 1997, 1996 and 1995, respectively.

  INVESTMENT ADVISORS. State Street has retained Capital Guardian and Sit Investment Associates, Inc. ("Sit Associates") to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Aggressive Equity Fund. State Street will determine the percentage of the assets in the Aggressive Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Aggressive Equity Fund will be allocated 50% to Capital Guardian and 50% to Sit Associates. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to such Investment Advisor, thereby changing the percentage of total assets of the Aggressive Equity Fund allocated to each Investment Advisor. An Investment Advisor with superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Aggressive Equity Fund than originally allocated to such advisor. For additional information regarding the Investment Advisors, see "--Investment Advisors."

INTERNATIONAL EQUITY FUND

  INVESTMENT OBJECTIVE. The International Equity Fund's investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. Common stocks of foreign companies offer a way to seek long-term growth of capital. Total return will consist of capital appreciation or depreciation, capital gains, dividend income and currency gains or losses. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. THERE CAN BE NO ASSURANCE THAT THE INTERNATIONAL EQUITY FUND WILL ACHIEVE ITS INVESTMENT OBJECTIVE.

  Over the last 30 years many foreign countries' economies have grown faster than the United States' economy, and the average return from equity investments in such countries has often exceeded the return on similar investments in the U.S. Moreover, over the same period there has frequently been a wide and largely unrelated variation in performance among international equity markets. Within the framework of diversification, the International Equity Fund seeks to identify and invest in companies participating in the faster growing foreign economies and markets. State Street believes that because more than half of the world's stock market value is traded abroad, investment in foreign securities offers significant potential for long-term capital appreciation and an opportunity to achieve investment diversification. Historically, returns on foreign investments have not moved together with U.S. stocks over the long term. However, foreign stocks may not always move counter to U.S. stocks in the short run.

  STRATEGY. The International Equity Fund intends to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. It may invest in countries of the Far East and Europe, as well as in South Africa, Australia, Canada, Latin America and other areas. Under unusual circumstances, however, it may invest substantially all its assets in only one or two countries. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

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

  CERTAIN RISK FACTORS. Foreign stock prices are subject to many of the same influences as U.S. stocks, such as general economic conditions, company and industry earnings prospects, and investor psychology. See "--Index Equity Fund--Certain Risk Factors." International investing also involves additional risks, such as currency risk, that can increase the potential for the losses in the Fund. Normally, these risks are significantly greater for investments in emerging markets.

  Currency Fluctuations. Transactions in foreign securities are conducted in local currencies, so dollars usually must be exchanged for another currency each time a stock is bought or sold or a dividend is paid. Likewise, share price quotations and total return information will reflect conversion into dollars. Accordingly, fluctuations in foreign exchange rates can significantly increase or decrease the dollar value of a foreign investment, boosting or offsetting its local market return. For example, if a French stock rose 10% in price during a year but the U.S. dollar gained 5% against the French franc during that time, the U.S. investor's return would be reduced to approximately 5%. This is the result because the franc would "buy" fewer dollars at the end of the year than at the beginning, or, conversely, a dollar would buy more francs. The Fund's total return will be affected by currency fluctuations. The exact amount of the impact depends on the currencies represented in the Fund's portfolio and how each one appreciates or depreciates in relation to the U.S. dollar. Exchange rate movements can be large, unpredictable and endure for extended periods of time.

  Costs. It is more expensive for U.S. investors to trade in foreign markets than in the U.S. Investment pools offer a very efficient way for individuals to invest abroad, but the overall expense ratios of international funds are usually somewhat higher than those of typical domestic stock funds.

  Political and Economic Factors. The economies, markets and political structures of a number of the countries in which the Fund can invest do not compare favorably with U.S. and other mature economies in terms of wealth and stability. Therefore, investments in these countries may be riskier, and will be subject to erratic and abrupt price movements. This is especially true for emerging markets. Even investments in countries with highly developed economies are subject to risk. For example, the Japanese stock market historically has experienced wide swings in value. Moreover, while certain countries have made progress in economic growth, liberalization, fiscal discipline and political and social stability, there is no assurance these trends will continue. This makes investment in such markets significantly riskier than investment in other markets.

  Some economies of the countries in which investments may be made are less developed, overly reliant on particular industries and more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures. Some countries, particularly in Latin America and other emerging markets have legacies of hyperinflation and the risk of future hyperinflation and currency devaluations versus the dollar (which adversely affect returns to U.S. investors) and may be overly dependent on foreign capital (a risk that is exacerbated by large currency movements). Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets, such as the countries in Eastern Europe, China and Africa, should be regarded as speculative.

  Certain countries in which investments may be made will have histories of instability and upheaval with respect to their internal politics that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Actions such as capital controls, nationalizing an industry or company, expropriating assets, or imposing punative taxes could have a severe adverse effect on security prices and impair the International Equity Fund's ability to repatriate capital or income. Significant external risks, including war, currently affect some countries. Governments in many emerging market countries participate to a significant degree in the countries' economies and securities markets.

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

  Investing in International Stocks. Like U.S. stock investments, common stock of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. In less well developed stock markets, such as those found in Asian, Latin American, Eastern European and African countries, volatility may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, fund share prices. For this reason investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Equity Fund should not be relied upon as a complete investment program or used to play short-term swings in the stock or foreign exchange markets.

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

  PORTFOLIO TURNOVER. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund (such as brokerage commissions) will increase, which may adversely affect the Fund's overall performance. The International Equity Fund generally will hold its investments for an extended period of time, and the average annual rate of portfolio turnover is expected to be under 50%. It is difficult, however, to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Therefore, in any given year, the portfolio turnover rate may be substantially less or substantially more, than 50%. Portfolio turnover was 101%, 73% and 4% for 1997, 1996 and the period from September 5, 1995 to December 31, 1995, respectively. Such turnover reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of such registered investment company. See "Investment Advisor and Initial Investment in Registered Investment Companies" below.

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

  State Street, however, upon the advice of Price-Fleming has determined that in order for the International Equity Fund to meet its investment objective, until a sufficient level of assets in the Fund is attained to provide for efficient investment of the Fund's assets, Price-Fleming's advice will be obtained by investing the funds directed by Investors into the International Equity Fund in the T. Rowe Price International Stock Fund (the "T. Rowe International Fund"), a registered investment company that is managed by Price-Fleming and that has substantially the same investment objectives as the International Equity Fund. As of December 31, 1997, $59 million in assets were invested in the Fund and such assets are invested in the T. Rowe International Fund. After a sufficient asset level is attained, which State Street currently expects to be approximately $75 to $100 million, the International Equity Fund will be managed as a separate collective trust portfolio by State Street with the advice of Price-Fleming.

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

  State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, if that investment would cause (1) more than 5% of the portion of such Fund's net assets to be invested in warrants generally, or more than 2% of such net assets to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of such Fund's net assets to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase. State Street has also directed the

Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in an industry if that investment would cause more than 25% of the portion of such Fund's assets allocated to such Investment Advisor to be invested in that industry, determined at the time of purchase. In addition, State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in the securities of an issuer if that investment would cause more than 5% of the portion of the assets of such Fund allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase. Except as described under "--Derivative Instruments," State Street has no present intention of causing the Funds to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to Investors.

  Although none of the foregoing restrictions apply to the Initial Investment Vehicles (as defined below), each such Initial Investment Vehicle has restrictions that are set forth in its respective prospectus and statement of additional information.

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

USE OF DERIVATIVE INSTRUMENTS BY THE FUNDS

  FUNDS MANAGED DIRECTLY BY STATE STREET. The Funds will not engage, when managed as separate portfolios by State Street (with or without the assistance of Investment Advisors), in investments in derivative securities except as described in this paragraph. The Index Fund and the indexed portion of the Growth Equity Fund may engage in limited transactions in stock index futures and options as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items pending investment or to pay for redemption requests).

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

  FUNDS INVESTING IN REGISTERED INVESTMENT COMPANIES. While the assets of the Bond Fund are invested in the Total Return Fund or the Bond Index Fund (or in such other registered investment companies as State Street may select) (the "Initial Bond Fund Investment Vehicles"), investments by such registered investment companies will be subject to the derivatives policies adopted by such companies. Such policies are described in the prospectuses and statements of additional information of such registered investment companies and are set forth herein as interpreted by State Street. Such registered investment companies may enter into interest rate, index and currency exchange rate swap agreements for purposes of attempting to obtain a particular desired investment objective at a lower cost than if the investment company had invested directly in an instrument that yielded that desired return and may utilize any of the strategies referred to below, and may use foreign currency exchange contracts to lock in the exchange rate for a purchased security in the manner described in the preceding paragraph. Separately, while the assets of the International Equity Fund are invested in the T. Rowe International Fund (or in such other registered investment companies as State Street may select) (together with the Initial Bond Fund Investment Vehicles, the "Initial Investment Vehicles"), the Initial Investment Vehicles may enter into contracts designed to increase or decrease their exposure to a particular currency, in an amount approximating the value of some or all of the portfolio securities denominated in such currency, if their managers believe that such currency may suffer or enjoy a substantial movement against another currency. The Initial Investment Vehicles may also invest in CMOs and other mortgage-related securities that may be considered to be derivative securities. The Initial Bond Investment Vehicles may effect short sales as part of their overall portfolio management strategies or to offset potential declines in value of long positions in similar securities as those sold short. To the extent that the Initial Bond Investment Vehicles engage in uncovered short sales, they will maintain asset coverage in the form of liquid assets in a segregated account. The T. Rowe International Fund may invest up to 10% of its total assets in "Hybrid Instruments." These instruments (a type of potentially high-risk derivative) can combine the characteristics of securities, futures, and options. For example, the principal amount, redemption, or conversion terms of a security could be related to the market price of some commodity, currency, or securities index. Such securities may bear interest or pay dividends at below market (or even relatively nominal) rates. Under certain conditions, the redemption value of such an investment could be zero. Hybrid Instruments can have volatile prices and limited liquidity, and their use by the T. Rowe International Fund may not be successful. In addition, investors should not view percentage investment restrictions as an accurate gauge of the potential risk of such investments. For example, in a given period, a 5% investment in Hybrid Investments could have significantly more of an impact on the T. Rowe International Fund's share price than its weighting in the portfolio.

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

  The Investment Advisors are:

  BANKERS TRUST COMPANY. Advisor to the index portion of the Growth Equity Fund, Bankers Trust began business in 1903 as a trust company and became a commercial bank in 1917, and it is now one of the largest commercial banks in the United States and has over 15,000 employees in more than 50 countries. Its holding company, Bankers Trust New York Corporation, is headquartered in One Bankers Trust Plaza, New York, NY 10006. The bank's client base includes major corporations, financial institutions, governments and high net worth individuals. The U.S. Investment Management Group ("USIM") is the firm's primary provider of asset management services. Since the 1930's, USIM and its global affiliates, including Bankers Trust Australia Limited and Japan Bankers Trust, have built one of the world's largest asset management firms. As of December 31, 1997, Bankers Trust managed over $318 billion in assets for institutional and individual clients worldwide (of which approximately $282 was managed by USIM).

  BARCLAY'S GLOBAL INVESTORS. Anticipated future advisor to the index portion of the Bond Fund, BGI is located at 45 Fremont Street, San Francisco, California 94105. As of December 31, 1995, Wells Fargo Nikko Investment Advisors became a part of BGI, an indirect subsidiary of Barclays PLC, one of the United Kingdom's largest companies and one of the world's foremost providers of financial services. BGI is responsible for managing or providing investment advice for assets aggregating in excess of $504 billion.

  CAPITAL GUARDIAN TRUST COMPANY. Advisor to the equity portion of the Balanced Fund, and to the Growth Equity Fund and the Aggressive Equity Fund, Capital Guardian, a wholly-owned subsidiary of

The Capital Group Companies, Inc., is a California state chartered trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations, a number of personal clients and trustee services to certain retirement plans invested in the American Funds family of mutual funds. As of December 31, 1997, it had approximately $67 billion in assets under its management.

  DRESDNER RCM GLOBAL INVESTORS LLC. Advisor to the Growth Equity Fund, Dresdner RCM is the institutional investment management arm of the Dresdner Bank Group outside of Germany. Dresdner RCM established a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. The firm has its global headquarters at Suite 2900, Four Embarcadero Center, San Francisco, CA 94111, with investment management, client servicing, and operations in the world's primary financial centers. As of December 31, 1997, Dresdner RCM had approximately $60 billion of assets under management.

  LINCOLN CAPITAL MANAGEMENT COMPANY. Advisor to the Growth Equity Fund, Lincoln Capital is an Illinois sub-chapter S corporation. Its principal place of business is 200 South Wacker Drive, Chicago, Illinois 60606. As of December 31, 1997, Lincoln Capital had approximately $48 billion of assets under management.

  MILLER, ANDERSON & SHERRERD. Advisor to the debt portion of the Balanced Fund, Miller, Anderson & Sherrerd was established in 1969 and was acquired by Morgan Stanley Group on January 3, 1996. Its principal place of business is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 1997, Miller, Anderson & Sherrerd had approximately $59.4 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

  PACIFIC INVESTMENT MANAGEMENT COMPANY. Anticipated future advisor to the actively managed portion of the Bond Fund, PIMCO is an investment counseling firm founded in 1971, and currently has over $118 billion of assets under management. PIMCO is a subsidiary partnership of PIMCO Advisors. A majority interest in PIMCO Advisors is held by PIMCO Partners, G.P., a general partnership between Pacific Investment Management Company, a California corporation and an indirect wholly owned subsidiary of Pacific Life Insurance Company, and PIMCO Partners, LLC, a limited liability company controlled by the PIMCO Managing Directors. PIMCO's address is 840 Newport Center Drive, Suite 360, Newport Beach, California 92660.


  ROWE PRICE-FLEMING INTERNATIONAL, INC. Anticipated future advisor to the International Equity Fund, Price-Fleming was incorporated in Maryland in 1979 as a joint venture between T. Rowe Price Associates, Inc. ("T. Rowe Price") and Robert Fleming Holdings Ltd. ("Flemings"). T. Rowe Price was incorporated in Maryland in 1947 as a successor to the investment counselling business founded by the late Thomas Rowe Price, Jr., in 1937. Flemings is a diversified investment organization that participates in a global network of regional investment offices in New York, London, Zurich, Geneva, Tokyo, Hong Kong, Manila, Kuala Lumpur, Seoul, Taipei, Bombay, Jakarta, Singapore, Bangkok and Johannesberg. Flemings was incorporated in 1974 in the United Kingdom as successor to the business founded by Robert Fleming in 1873. As of December 31, 1997, Price-Flemming managed more than $30 billion of assets. The common stock of Price-Fleming is 50% owned by a wholly-owned subsidiary of T. Rowe Price, 25% by a subsidiary of Flemings and 25% by a subsidiary of Jardine Fleming Group Limited ("Jardine Fleming"). Half of Jardine Fleming is owned indirectly by Flemings and half is indirectly owned by Jardine Matheson Holdings Limited. Price-Fleming's U.S. office is located at 100 E. Pratt Street, Baltimore, Maryland 21202.

  SANFORD C. BERNSTEIN & CO., INC. Advisor to the Value Equity Fund, Sanford Bernstein was founded in 1967. As of December 31, 1997, the firm had approximately $70 billion in domestic, global and international equity, balanced and fixed-income accounts for pension funds, endowments, trusts, foundations, insurance companies, individuals and families. Independent and staff owned, with 161 employees currently sharing in the profits, the firm has a staff of 1,116, including 402 investment professionals.

  SIT INVESTMENT ASSOCIATES, INC. Advisor to the Aggressive Equity Fund, Sit Associates is a Minnesota corporation formed in 1981. Its principal place of business is 4600 Norwest Center, 90 South Seventh Street, Minneapolis, Minnesota 55402. Sit Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. As of December 31, 1997, Sit Associates had over $5.3 billion of assets under management. Eugene C. Sit is the controlling shareholder of Sit Associates.

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

  In executing portfolio transactions, the Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act of 1934, as amended, provided to the Funds, viewed in terms of either that particular transaction or the broker or dealer's overall responsibilities to the Fund.

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

SELF-MANAGED ACCOUNTS

  As an additional Investment Option under the Program, State Street makes available to Employers, Plan trustees and to Participants whose Employers elect to make such option available to them, a Self-Managed Account. Assets invested through a Self Managed Account are subject to the program expense fee. See "--Deductions and Fees--Program Expense Fee." Self-Managed Accounts are not included in the Collective Trust and are not registered under the Securities Act and are described in herein for information purposes only.

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

  . commercial paper

  . bank investments (including certificates of deposit, treasury deposits, bankers acceptances and bank investment contracts)

  . insurance investments or insurance investment funds

  . physical assets (such as coins, art, jewelry, and similar property)

  INVESTMENT THROUGH THE SELF-MANAGED ACCOUNT. To execute a purchase or a sale of securities in a Self-Managed Account, an Eligible Investor or his/her authorized Investment Manager should call State Street Brokerage and speak with a State Street Brokerage representative at (800) 892-4514. Orders for the purchase of securities of a specific dollar amount or share amount are permissible provided the value of the order is less than or equal to the available funds in the Self-Managed Account. All instructions will be provided to the State Street Brokerage representative by telephone and all conversations will be recorded. Market orders, buy-limit day orders and sell-limit day orders are permitted. However, purchases on margin and short sales are prohibited.

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

EQUITABLE REAL ESTATE ACCOUNT

  Interests in the Equitable Real Estate Account are not registered under the Securities Exchange Act of 1934, as amended, and are described herein for information purposes only.

  Certain assets contributed to the Program prior to January 1, 1992 are held by The Equitable Life Assurance Society of the United States ("Equitable Life") in a separate account managed by ERE Yarmouth, Inc. (the "Equitable Real Estate Account"). Such assets will remain invested in this account until they are transferred to another Investment Option available under the Program. Restrictions apply to withdrawals and transfers from the Equitable Real Estate Account that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers or contributions to the Equitable Real Estate Account are permitted.

  State Street has no control over the management of assets held by Equitable Life and is not responsible for the investment of such assets or the performance by Equitable Life and ERE Yarmouth, Inc., the manager of the account, of their obligations under the Program with respect to such assets. State Street, however, maintains the recordkeeping on the sale of such account and provides notice to Investors, when appropriate. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street.

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

  Under the ABA Members Plans, Participants are generally eligible for vested benefits upon retirement, disability, death or termination of employment. If an eligible Participant's vested benefit is $5,000 or less, the Participant will receive a lump sum distribution. Otherwise, the Participant may either choose to leave the assets invested under the Program or request a distribution of benefits. A Participant eligible to receive a distribution will generally receive a distribution in the form of a Qualified Joint and Survivor Annuity if the Participant is married and a Life Annuity if the Participant is single. With the written consent of the Participant's spouse, the Participant may request a lump sum payment or periodic installment payments from the Program, or may choose among other types of annuities that are available through the Program. A Participant with assets allocated to a Self-Managed Account may be eligible to elect an in-kind distribution of assets held in such Self-Managed Account, in accordance with the rules established by State Street. All annuity forms of payment are subject to certain additional administrative charges. Notwithstanding the foregoing, an Employer that adopts the ABA Retirement Plan may elect in the participation agreement not to have annuity forms of payment under the Plan, in which case Participants eligible to receive a distribution in excess of $5,000 from such a profit sharing plan may request only a lump sum payment or periodic installment payments. Payments for any distribution from a Participant's account are made by check to a Participant, as directed. The taxable portion of lump sum payments and certain installment payments from the ABA Members Plans may be directly rolled over to an individual retirement account established on the Participant's behalf, or to another employer's qualified retirement plan, the terms of which accept direct rollover contributions.

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

                                 STATE STREET

  State Street provides certain administrative and recordkeeping services required by the Program. As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street also acts as the sole trustee of each of the ABA Members Trusts.

  State Street's principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ending December 31, 1997, State

Street and its affiliates had a total risk-based capital ratio of 13.8%, which is far in excess of applicable regulatory requirements. As of December 31, 1997, State Street together with its affiliates had over $3.9 trillion of assets in trust or under custody and had over $390 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

YEAR 2000 PREPARATION

  Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed due to a once-common programming standard that represents years using two-digits. This is the "Year 2000" problem that has received considerable media coverage. State Street implemented a comprehensive program in 1996 that addresses Year 2000 compliance and is supported by a corporate-wide structure of compliance teams, a central program management office and a governance and oversight structure.

  As part of this program, State Street has identified those systems and applications that require modification, redevelopment or replacement. The program has established appropriate testing procedures and a schedule for completion of this work. State Street's Year 2000 program also establishes standards and deadlines for its vendors and other third-party providers, and procedures for determining reasonable alternatives to those third-party providers, including subcustodians, who do not meet compliance standards.

  State Street's goal is to be Year 2000 compliant by December 31, 1998 with respect to its internal systems. Testing and integration of third-party providers' systems will continue into 1999. As of year-end 1997, the program is well under way.

  State Street is fully committed to achieving its compliance goal. This program requires hiring staff and consultants, purchasing equipment and incurring other expenses. State Street Corporation expects to absorb these expenses within normal spending levels.

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

                              DEDUCTIONS AND FEES

  Under the Program, certain fees are determined based upon a fixed percentage of all assets in the Program or all assets in specified Investment Options. Except as described below with respect to the Structured Portfolio Service fee, these fees are charged to the appropriate Investment Option and paid as an operating expense thereof. Other fees are charged at a fixed dollar amount on a per-Participant, per-Plan, or per-transaction basis and are paid by the Employer or the Participant, as the case may be, through the withdrawal of assets from the Program. Such withdrawals for the purpose of paying fixed dollar fees are made in accordance with the following sequence (the "Withdrawal Sequence"): first, from the Stable Asset Return Fund, next from the Bond Fund, next from the Index Fund, next from the Value Equity Fund, next from the Growth Equity Fund, next from the Balanced Fund, next from the Aggressive Equity Fund, next from the International Equity Fund, next from the Structured Portfolio Service, and finally from the Self-Managed Account.

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

PROGRAM EXPENSE FEE

  A fee is paid to State Street and ABRA based upon the combined value of Program assets in the Investment Options (including the Self-Managed Account) and the Equitable Real Estate Account. In all instances, the fee is accrued daily and paid monthly. For all Investment Options other than the Self-Managed Account, the fee is paid directly from the assets of the Funds or as a deduction from amounts accruing on the Equitable Real Estate Account. With respect to the Self-Managed Account, the program expense fee is paid from the Investment Options in accordance with the Withdrawal Sequence.

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

                      VALUE OF ASSETS IN BALANCED FUND,
                   VALUE EQUITY FUND, GROWTH EQUITY FUND,
                         AGGRESSIVE EQUITY FUND AND
                          INTERNATIONAL EQUITY FUND                      RATE
                   --------------------------------------                ----
     First $500 million................................................. .10 %
     Next $500 million.................................................. .075
     Over $1.0 billion.................................................. .05
                               VALUE OF ASSETS
                               IN STABLE ASSET
                                 RETURN FUND                             RATE
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
     First $50 million.................................................. .20 %
     Over $50 million................................................... .13

STRUCTURED PORTFOLIO SERVICE FEES

  Assets allocated to portfolios of the Structured Portfolio Service will be subject to an annual service fee of .10% for the first $100 million and .05% over $100 million of the aggregate assets allocated to any of the portfolios in the Structured Portfolio Service. There are no other fees directly attributable to the Structured Portfolio Service. However, the Funds in which the portfolios of the Structured Portfolio Service will be invested will bear the program expense fee and the trustee, management and administrative fees described above, as well as the Investment Advisor fees, as applicable, described below.

  The annual service fee is charged directly to the Structured Portfolio Service as an expense thereof. The fee is accrued daily and paid monthly from the assets of the portfolios in the Structured Portfolio Service.

SELF-MANAGED ACCOUNT FEES

  Transaction fees for the purchase or sale of securities for the account of an Eligible Investor are charged in accordance with the schedule of rates communicated from time to time to Eligible Investors with Self-Managed Accounts. Additionally, assets invested through a Self-Managed Account are subject to the program expense fee, which is currently .383%. The program expense fee allocable to the Self-Managed Account will not be deducted or charged against the Self-Managed Account. Instead, the program expense fee for the Self-Managed Account will be paid from the Investment Options in accordance with the Withdrawal Sequence or paid by the Employer if so elected.

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

                             VALUE OF ASSETS IN
                        GROWTH EQUITY FUND ALLOCATED
                             TO LINCOLN CAPITAL                         RATE
                        ----------------------------                    -----
     First $20 million................................................. .4675%
     Next $130 million................................................. .35
     Next $350 million................................................. .25
     Next $500 million................................................. .20
     Over $1,000 million............................................... .15

--------
* During the time that the assets of the Bond Fund and the International Equity Fund are invested in shares of registered investment companies, no separate investment advisory fees will be paid by the applicable Funds. Such Funds, however, will indirectly bear their proportionate share of the investment advisory fees and annual operating expenses payable by such registered investment companies. In the most recent periods for which information is available, the Total Return Fund paid total asset management and administration fees of .43%, the Bond Index Fund paid total asset management and administration fees of .23% and the T. Rowe International Fund paid total asset management and administration fees of .85%. Such fees vary with the amount of assets held in such registered investment companies and as a result of changes in the underlying fee structure of such investment companies. However, program expense fees and trustee, management and administrative fees are paid during the time that the Funds are invested in such registered investment companies. Price-Fleming has separately agreed that in return for administrative services provided by State Street with respect to the International Equity Fund, Price-Fleming shall pay State Street a .10% administrative fee which is credited to the International Equity Fund.

                             VALUE OF ASSETS IN
                         BALANCED FUND ALLOCATED TO
                         MILLER, ANDERSON & SHERRERD                      RATE
                         ---------------------------                     -------
     First $25 million.................................................. .50  %
     Next $50 million................................................... .25
     Next $775 million.................................................. .15
     Over $850 million.................................................. .125
                          VALUE OF ASSETS IN VALUE
                                 EQUITY FUND
                                ALLOCATED TO
                              SANFORD BERNSTEIN                           RATE
                          ------------------------                       -------
     First $10 million.................................................. .50  %
     Next $10 million................................................... .40
     Next $30 million................................................... .35
     Next $50 million................................................... .30
     Next $50 million................................................... .25
     Next $50 million................................................... .225
     Next $50 million................................................... .20
     Next $50 million................................................... .175
     Over $300 million.................................................. .15
                             VALUE OF ASSETS IN
                             GROWTH EQUITY FUND
                         ALLOCATED TO BANKERS TRUST                       RATE
                         --------------------------                      -------
     First $100 million................................................. .075  %
     Next $100 million.................................................. .0375
     Over $200 million.................................................. .010
                             VALUE OF ASSETS IN
                            GROWTH EQUITY  FUND
                          ALLOCATED TO DRESDNER RCM                       RATE
                          -------------------------                      -------
     First $10 million.................................................. .70  %
     Next $10 million................................................... .60
     Next $20 million................................................... .50
     Next $20 million................................................... .35
     Next $40 million................................................... .30
     Over $100 million.................................................. .25

                             VALUE OF ASSETS IN
                             THE BALANCED FUND,
                           GROWTH EQUITY FUND AND
                           AGGRESSIVE EQUITY FUND
                       ALLOCATED TO CAPITAL GUARDIAN*                     RATE
                       ------------------------------                    -------
     First $20 million.................................................. .50  %
     Next $30 million................................................... .35
     Over $50 million................................................... .225

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

--------
* Investment Advisor fees payable to Capital Guardian are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian.

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

     * See footnote on page 41

ORGANIZATIONAL EXPENSES

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

  ANNUAL ADMINISTRATION AND ACTUARIAL FEE. Beginning with the second Plan year, an annual administration and actuarial fee of $1,200 will be deducted from the assets of each Plan with fewer than 25 Participants under the ABA Defined Benefit Plan. For Plans with 25 or more Participants, State Street will establish the amount of the fee to be charged. If this fee is not paid directly by the Employer, such fee will be deducted from the Plan's assets in accordance with the Withdrawal Sequence.

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

FEE RECIPIENTS

  The following information with respect to fees is based on the approximate assets of the Program on December 31, 1997, which total $2,971,000,000. The total includes $635,000,000 for the Stable Asset Return Fund, $83,000,000 for the Bond Fund, $359,000,000 for the Balanced Fund, $113,000,000 for the Value Equity Fund, $968,000,000 for the Growth Equity Fund, $154,000,000 for the Index Fund, $332,000,000 for the Aggressive Equity Fund, $59,000,000 for the International Equity Fund, $264,000,000 for the Self-Managed Account, and $4,000,000 for the Equitable Real Estate Account. Of the above amounts indicated for each Fund, an aggregate of approximately $135,000,000 is invested through the portfolios of the Structured Portfolio Service. These fees vary based on the size of the Funds or, as applicable, the portfolios of the Structured Portfolio Service. State Street in its capacity as administrator of the Program and manager of the Funds would receive fees of $12,800,000 on an annual basis (exclusive of certain non-recurring fees and the Structured Portfolio Service fee). ABRA would receive fees of $1,447,000 on an annual basis in its capacity as sponsor of the Program. Assuming the allocation of the assets of the Funds among the Investment Advisors is as set forth above, the following advisory fees would have been payable: Capital Guardian -- $1,467,000 (after an applicable fee discount of $77,000); Bankers Trust -- $116,000; Lincoln Capital -- $763,000, Miller, Anderson & Sherrerd -- $331,000; RCM Capital -- $790,000;
Sit Associates -- $1,070,000; and Sanford Bernstein -- $378,000. In addition, based on the published fee schedules of the Initial Investment Vehicles, the following anticipated Investment Advisors would have received the following fees from registered investment companies into which certain funds were invested: PIMCO -- $240,800; Price-Fleming -- $502,000 (before credit of a $59,000 administrative fee paid to the International Fund by Price-Fleming); and BGI-- $62,000.

ITEM 2. PROPERTIES.

  Not Applicable. The Collective Trust does not have any physical properties as contemplated by this Item.

ITEM 3. LEGAL PROCEEDINGS.

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 (a) Market Information.

  Units of beneficial interest in the Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw the contributions and earnings thereon at any age from the plans, subject to the withdrawal restrictions applicable therein. Participants in the Individually Designed Plans receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds and the Portfolios, subject to the restrictions that apply to each Fund or Portfolio, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

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

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data below provides information with respect to income, expenses and capital changes for each Fund attributable to each unit outstanding for the periods indicated. The selected financial data for all periods has been audited by Price Waterhouse LLP, independent accountants of the Collective Trust. The selected financial data should be read in conjunction with the financial statements of the Funds, including the related Notes thereto, which appear in response to Item 8 of this Annual Report on Form 10-K. Per Unit calculations have been prepared using monthly average number of units outstanding during the period.

STABLE ASSET RETURN FUND:*

                                                                                       FOR THE PERIOD
                                                                                      DECEMBER 5, 1991
                                        YEAR ENDED DECEMBER 31,                       (COMMENCEMENT OF
                         ----------------------------------------------------------    OPERATIONS TO
                           1997      1996      1995      1994      1993      1992    DECEMBER 31, 1991)
                         --------  --------  --------  --------  --------  --------  ------------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $   .060  $   .058    $ .061  $   .043  $   .035  $   .042       $   .004
Expenses................    (.007)    (.007)    (.007)    (.007)    (.008)    (.008)         (.000)
                         --------  --------  --------  --------  --------  --------       --------
Net investment income...     .053      .051      .054      .036      .027      .034           .004
Reinvestment of net
 investment income......    (.053)    (.051)    (.054)    (.036)    (.027)    (.034)         (.004)
                         --------  --------  --------  --------  --------  --------       --------
Net asset value at
 beginning and end of
 period................. $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00       $   1.00
                         ========  ========  ========  ========  ========  ========       ========
Ratio of expenses to
 average net assets.....      .68%      .68%      .73%      .73%      .75%      .79%            --
Ratio of net investment
 income to average net
 assets.................     5.38%     5.15%     5.32%     3.55%     2.77%     3.45%            --
Net assets at end of
 period (in thousands).. $634,565  $634,763  $630,208  $491,979  $509,905  $589,882       $560,334

INTERMEDIATE BOND FUND:

                                                                FOR THE PERIOD
                                               YEAR ENDED      SEPTEMBER 5, 1995
                                              DECEMBER 31,     (COMMENCEMENT OF
                                             ----------------   OPERATIONS) TO
                                              1997     1996    DECEMBER 31, 1995
                                             -------  -------  -----------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income..........................  $   .97  $   .67       $   .34
Expenses...................................     (.07)    (.06)         (.02)
                                             -------  -------       -------
Net investment income......................      .90      .61           .32
Net realized and unrealized gain (loss) on
 investments...............................      .12     (.30)          .26
                                             -------  -------       -------
Net increase in unit value.................     1.02      .31           .58
Net asset value at beginning of period.....    10.89    10.58         10.00
                                             -------  -------       -------
Net asset value at end of period...........  $ 11.91  $ 10.89       $ 10.58
                                             =======  =======       =======
Ratio of expenses to average net assets....      .57%     .58%          .69%**
Ratio of net investment income to average
 net assets................................     7.93%    5.82%         9.17%**
Portfolio turnover***......................       14%      22%            2%+
Total return...............................     9.37%    2.93%         5.80%+
Net assets at end of period (in thousands).  $82,734  $49,612       $36,457

--------
  * As of September 5, 1995, the Blended Rate Fund was merged into the Enhanced Short Term Investment Fund ("ESTIF") and ESTIF's name was changed to the Stable Asset Return Fund. The Financial Statements of the Fund reflect a combination of the assets and liabilities of ESTIF and the Blended Rate Fund as of the effective date of the merger. As of such date, Units previously outstanding of the Blended Rate Fund were deemed exchanged for Units of ESTIF and all Units of ESTIF outstanding were deemed Units of the Stable Asset Return Fund.
 ** Ratios annualized.
*** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.
+  Not annualized

BALANCED FUND:*

                                                                              FOR THE
                                                                              PERIOD
                                                                            JANUARY 2,
                                                                               1992
                                                                           (COMMENCEMENT
                                                                                OF
                                          YEAR ENDED                        OPERATIONS)
                                         DECEMBER 31,                           TO
                         ------------------------------------------------  DECEMBER 31,
                           1997      1996      1995      1994      1993        1992
                         --------  --------  --------  --------  --------  -------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $   1.42  $   1.30  $   1.19  $   1.08  $   1.00    $    .89
Expenses................     (.35)     (.33)     (.29)     (.26)     (.26)       (.25)
                         --------  --------  --------  --------  --------    --------
Net investment income...     1.07       .97       .90       .82       .74         .64
Net realized and
 unrealized gain (loss)
 investments............     6.59      3.78      6.07      (.82)      .82       (1.56)
                         --------  --------  --------  --------  --------    --------
Net increase (decrease)
 in unit value..........     7.66      4.75      6.97       --       1.56        (.92)
Net asset value at be-
 ginning of period......    36.76     32.01     25.04     25.04     23.48       24.40
                         --------  --------  --------  --------  --------    --------
Net asset value at end
 of period.............. $  44.42  $  36.76  $  32.01  $  25.04  $  25.04    $  23.48
                         ========  ========  ========  ========  ========    ========
Ratio of expenses to
 average net assets.....      .84%      .96%     1.00%     1.03%     1.07%       1.10%**
Ratio of net investment
 income to average net
 assets.................     2.62%     2.85%     3.08%     3.32%     3.05%       2.82%**
Portfolio turnover......      122%      181%      155%      113%      153%        119%***
Total return............    20.84%    14.84%    27.84%     0.00%     6.64%      (3.77)%***
Average commissions
 rate+.................. $ 0.0510  $ 0.0550        --        --        --          --
Net assets at end of
 period................. $358,503  $295,401  $264,526  $198,945  $193,362    $167,242

VALUE EQUITY FUND:

                                              YEAR ENDED
                                             DECEMBER 31,
                                           -----------------
                                                                FOR THE PERIOD
                                                              SEPTEMBER 5 , 1995
                                                               (COMMENCEMENT OF
                                                                OPERATIONS) TO
                                             1997     1996    DECEMBER 31, 1995
                                           --------  -------  ------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income........................  $    .47  $   .40       $   .13
Expenses.................................      (.17)    (.14)         (.04)
                                           --------  -------       -------
Net investment income....................       .30      .26           .09
Net realized and unrealized gain on in-
 vestments...............................      4.08     2.54           .84
                                           --------  -------       -------
Net increase in unit value...............      4.38     2.80           .93
Net asset value at beginning of period...     15.73    12.93         12.00
                                           --------  -------       -------
Net asset value at end of period.........  $  20.11  $ 15.73       $ 12.93
                                           ========  =======       =======
Ratio of expenses to average net assets..       .90%     .99%         1.00%**
Ratio of net investment income to average
 net assets..............................      1.61%    1.85%         2.12%**
Portfolio turnover.......................        13%      17%            4%***
Total return.............................     27.84%   21.66%         7.75%***
Average commissions rate+................  $ 0.0603  $0.0729            --
Net assets at end of period (in thou-
 sands)..................................  $113,103  $48,131       $20,617

--------
  * The Balanced Fund changed advisors on June 30, 1997.
 ** Ratios annualized
*** Not annualized.
+ Average commissions rate paid is presented for fiscal periods beginning on or after September 1, 1995.

GROWTH EQUITY FUND:*

                                                                              FOR THE
                                                                              PERIOD
                                                                            JANUARY 2,
                                                                               1992
                                                                           (COMMENCEMENT
                                                                                OF
                                          YEAR ENDED                        OPERATIONS)
                                         DECEMBER 31,                           TO
                         ------------------------------------------------  DECEMBER 31,
                           1997      1996      1995      1994      1993        1992
                         --------  --------  --------  --------  --------  -------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $   4.15  $   5.07  $   3.88  $   3.48  $   3.16    $   3.20
Expenses................    (2.60)    (2.22)    (1.88)    (1.60)    (1.52)      (1.45)
                         --------  --------  --------  --------  --------    --------
Net investment income...     1.55      2.85      2.00      1.88      1.64        1.75
Net realized and
 unrealized gain
 investments............    80.01     46.14     57.72       .61     12.99        3.00
                         --------  --------  --------  --------  --------    --------
Net increase in unit
 value..................    81.56     48.99     59.72      2.49     14.63        4.75
Net asset value at
 beginning of period....   278.26    229.27    169.55    167.06    152.43      147.68
                         --------  --------  --------  --------  --------    --------
Net asset value at end
 of period.............. $ 359.82  $ 278.26   $229.27  $ 169.55  $ 167.06    $ 152.43
                         ========  ========  ========  ========  ========    ========
Ratio of expenses to
 average net assets.....      .80%      .88%      .92%      .95%      .96%       1.01%**
Ratio of net investment
 income to average net
 assets.................      .48%     1.13%      .98%     1.12%     1.03%       1.22%**
Portfolio turnover......       88%       64%       60%       59%       82%         46%***
Total return............    29.31%    21.37%    35.23%     1.49%     9.60%       3.22%***
Average commissions
 rate+.................. $ 0.0516  $ 0.0564        --        --        --          --
Net assets at end of
 period (in thousands).. $967,854  $752,798  $637,834  $479,435  $471,398    $427,933

INDEX EQUITY FUND:++

                                                                FOR THE PERIOD
                                        YEAR ENDED              APRIL 30, 1994
                                       DECEMBER 31,            (COMMENCEMENT OF
                                 ---------------------------    OPERATIONS) TO
                                   1997      1996     1995     DECEMBER 31, 1994
                                 --------   -------  -------   -----------------
SELECTED FINANCIAL DATA FOR
 EACH UNIT
 OUTSTANDING FOR THE PERIODS
 INDICATED:
Investment income..............  $    .08   $   .28  $   .02        $   --
Expenses.......................      (.12)     (.11)    (.08)          (.04)
                                 --------   -------  -------        -------
Net investment income (loss)...      (.04)      .17     (.06)          (.04)
Net realized and unrealized
 gain investments..............      5.23      2.72     3.68            .39
                                 --------   -------  -------        -------
Net increase in unit value.....      5.19      2.89     3.62            .35
Net asset value at beginning of
 period........................     16.86     13.97    10.35          10.00
                                 --------   -------  -------        -------
Net asset value at end of peri-
 od............................  $  22.05   $ 16.86  $ 13.97        $ 10.35
                                 ========   =======  =======        =======
Ratio of expenses to average
 net assets....................       .62 %     .69%     .68 %          .94%**
Ratio of net investment income
 to average net assets.........      (.22)%    1.15%    (.52)%          .94%**
Portfolio turnover+++..........        11 %      17%     132 %           54%***
Total return...................     30.78 %   20.68%   34.98 %         3.50%***
Net assets at end of period (in
 thousands)....................  $153,709   $82,881  $48,020        $11,662

--------
  * The Growth Equity Fund changed advisors in June, 1997.
 ** Ratios annualized.
*** Not annualized.
  + Average commissions rate paid presented for fiscal periods beginning on or after September 1, 1995.
 ++ Commencing September 5, 1995, the Index Equity Fund was invested to replicate the Russell 3000 Index. Prior to that date, the Fund was invested to replicate the S&P 500 Index.
+++ Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds.

AGGRESSIVE EQUITY FUND:

                                                                               FOR THE
                                                                               PERIOD
                                                                             JANUARY 2,
                                                                                1992
                                                                            (COMMENCEMENT
                                          YEAR ENDED                             OF
                                         DECEMBER 31,                        OPERATIONS)
                         -------------------------------------------------   TO DECEMBER
                           1997      1996       1995      1994      1993      31, 1992
                         --------  --------   --------  --------  --------  -------------
SELECTED FINANCIAL DATA
 FOR EACH UNIT
 OUTSTANDING FOR THE
 PERIODS INDICATED:
Investment income....... $    .39  $    .36   $    .32  $    .28  $    .25    $    .30
Expenses................     (.45)     (.39)      (.32)     (.28)     (.28)       (.26)
                         --------  --------   --------  --------  --------    --------
Net investment income
 (loss).................     (.06)     (.03)       --        --       (.03)        .04
Net realized and
 unrealized gain (loss)
 investments............     7.64      7.47       7.81     (1.00)     3.60        1.43
                         --------  --------   --------  --------  --------    --------
Net increase (decrease)
 in unit value..........     7.58      7.44       7.81     (1.00)     3.57        1.47
Net asset value at be-
 ginning of period......    41.01     33.57      25.76     26.76     23.19       21.72
                         --------  --------   --------  --------  --------    --------
Net asset value at end
 of period.............. $  48.59  $  41.01   $  33.57  $  25.76  $  26.76    $  23.19
                         ========  ========   ========  ========  ========    ========
Ratio of expenses to
 average net assets.....     .98 %     1.04 %     1.10%     1.10%     1.15%       1.25%*
Ratio of net investment
 income to average net
 assets.................    (.11)%     (.06)%      .01%      .02%    (.12)%        .17%*
Portfolio turnover......      36 %       48 %       63%       48%       42%         43%**
Total return............   18.48 %    22.16 %    30.32%   (3.74)%    15.39%       6.77%**
Average commissions
 rate***................ $ 0.0487  $ 0.0502         --        --        --          --
Net assets at end of
 period (in thousands).. $331,940  $275,915   $214,539  $163,678  $153,465    $116,426

INTERNATIONAL EQUITY FUND:

                                                               FOR THE PERIOD
                                              YEAR ENDED      SEPTEMBER 5, 1995
                                             DECEMBER 31,       (COMMENCEMENT
                                            ----------------  OF OPERATIONS) TO
                                             1997     1996    DECEMBER 31, 1995
                                            -------  -------  -----------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS INDICATED:
Investment income.........................  $  1.12  $   .70       $   .49
Expenses..................................     (.10)    (.10)         (.03)
                                            -------  -------       -------
Net investment income.....................     1.02      .60           .46
Net realized and unrealized gain (loss) on
 investments..............................     (.61)    1.83          (.09)
                                            -------  -------       -------
Net increase..............................      .41     2.43           .37
Net asset value at beginning of period....    17.80    15.37         15.00
                                            -------  -------       -------
Net asset value at end of period..........  $ 18.21  $ 17.80       $ 15.37
                                            =======  =======       =======
Ratio of expenses to average net assets...      .54%     .59%          .57%*
Ratio of net investment income to average
 net assets...............................     5.41%    3.58%          9.2%*
Portfolio turnover+.......................      101%      73%            4%**
Total return..............................     2.30%   15.81%         2.47%**
Net assets at end of period (in thou-
 sands)...................................  $58,997  $33,268       $10,849

--------
  * Ratios annualized.
 ** Not annualized.
*** Average commissions rate paid presented for fiscal periods beginning on or after September 1, 1995.
  + Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than turnover of the underlying portfolio of the registered investment company.

STRUCTURED PORTFOLIO SERVICE--CONSERVATIVE PORTFOLIO

                                                              FOR THE PERIOD
                                                            SEPTEMBER 5, 1995
                                                             (COMMENCEMENT OF
                                         YEAR ENDED            OPERATIONS)
                                        DECEMBER 31,       TO DECEMBER 31, 1995
                                       -----------------   --------------------
                                        1997      1996
                                       -------   -------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS
 INDICATED
Investment income....................  $   --    $   --           $ .001
Expenses.............................     (.01)     (.01)          (.003)
                                       -------   -------          ------
Net investment loss..................     (.01)     (.01)          (.002)
Net realized and unrealized gain on
 investments.........................     1.52      1.00            .472
                                       -------   -------          ------
Net increase.........................     1.51       .99             .47
Net asset value at beginning of peri-
 od..................................    11.46     10.47           10.00
                                       -------   -------          ------
Net asset value at end of period.....  $ 12.97   $ 11.46          $10.47
                                       =======   =======          ======
Ratio of expenses to average net as-
 sets................................      .09 %     .10 %           .09 %*
Ratio of net investment loss to aver-
 age net assets......................     (.09)%    (.10)%          (.06)%*
Portfolio turnover**.................       33 %      34 %             3 %***
Total return.........................    13.18 %    9.46 %           4.7 %***
Net assets at end of period (in thou-
 sands)..............................  $17,228   $11,201          $5,372

STRUCTURED PORTFOLIO SERVICE--MODERATE PORTFOLIO

                                                              FOR THE PERIOD
                                         YEAR ENDED         SEPTEMBER 5, 1995
                                        DECEMBER 31,         (COMMENCEMENT OF
                                       -----------------       OPERATIONS)
                                        1997      1996     TO DECEMBER 31, 1995
                                       -------   -------   --------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS
 INDICATED
Investment income....................  $   --    $   --           $ .001
Expenses.............................     (.01)     (.01)          (.003)
                                       -------   -------         -------
Net investment (loss)................     (.01)     (.01)          (.002)
Net realized and unrealized gain on
 investments.........................     2.01      1.40            .542
                                       -------   -------         -------
Net increase.........................     2.00      1.39             .54
Net asset value at beginning of peri-
 od..................................    11.93     10.54           10.00
                                       -------   -------         -------
Net asset value at end of period.....  $ 13.93   $ 11.93         $ 10.54
                                       =======   =======         =======
Ratio of expenses to average net as-
 sets................................      .09 %     .10 %           .09 %*
Ratio of net investment loss to aver-
 age net assets......................     (.09)%    (.10)%          (.06)%*
Portfolio turnover**.................       18 %      27 %             4 %***
Total return.........................    16.76 %   13.19 %           5.4 %***
Net assets at end of period (in thou-
 sands)..............................  $66,095   $32,617         $12,379

--------
  * Ratios annualized.
 ** Reflects purchases and sales of units of the Funds in which the Portfolios invest rather than the turnover of such underlying Funds.
*** Not annualized.

STRUCTURED PORTFOLIO SERVICE--AGGRESSIVE PORTFOLIO

                                                              FOR THE PERIOD
                                         YEAR ENDED         SEPTEMBER 5, 1995
                                        DECEMBER 31,         (COMMENCEMENT OF
                                       -----------------       OPERATIONS)
                                        1997      1996     TO DECEMBER 31, 1995
                                       -------   -------   --------------------
SELECTED FINANCIAL DATA FOR EACH UNIT
 OUTSTANDING FOR THE PERIODS
 INDICATED
Investment income....................  $   --    $   --           $ .001
Expenses.............................     (.01)     (.01)          (.003)
                                       -------   -------          ------
Net investment loss..................     (.01)     (.01)          (.002)
Net realized and unrealized gain on
 investments.........................     2.51      1.85            .572
                                       -------   -------          ------
Net increase.........................     2.50      1.84             .57
Net asset value at beginning of peri-
 od..................................    12.41     10.57           10.00
                                       -------   -------          ------
Net asset value at end of period.....  $ 14.91   $ 12.41          $10.57
                                       =======   =======          ======
Ratio of expenses to average net as-
 sets................................      .09 %     .10 %           .09 %*
Ratio of net investment loss to aver-
 age net assets......................     (.09)%    (.10)%          (.06)%*
Portfolio turnover**.................       18 %      28 %             3 %***
Total return.........................    20.15 %   17.41 %           5.7 %***
Net assets at end of period (in thou-
 sands)..............................  $51,868   $25,558          $9,999

--------
  * Ratios annualized.
 ** Reflects purchases and sales of units of the Funds in which the Portfolios invest rather than turnover of such underlying Funds.
*** Not annualized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aggressive Equity Fund

  The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the year ended December 31, 1997 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of
18.48 %. By comparison, the Russell 2000 Index produced a total return of 22.36% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

  The U.S. financial market performance was very strong again in 1997, well surpassing predictions made at the beginning of the year. As was the case in 1996, larger capitalization stocks outperformed their smaller cap counterparts and the differential in 1997 was even wider.

  The most heavily weighted sectors in the Aggressive Equity Fund were computers and office equipment, consumer goods and electronics and instruments. Stronger areas in terms of return included financial services, banks and retail trade.

Balanced Fund

  The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the year end December 31, 1997, the Balanced Fund experienced a total return, net of Expenses, of 20.84%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Aggregate Bond Index") weighted 60%/40%, respectively, produced a total return of 23.58%. The Russell 1000 Index and the LB Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

  Effective June 30, 1997, State Street began to direct the allocation of the Fund's assets between debt and equity securities consistent with the Fund's strategy and began to obtain investment advice from separate advisors for each of the debt and equity portions of the Fund. Before then, State Street allocated a portion of the Fund's assets to each of its Investment Advisors, who then advised State Street with respect to both debt and equity securities and with respect to the allocation of the Fund's assets between debt and equity securities. Effective June 30, 1997, State Street directed that approximately 40% of the Balanced Fund's assets be allocated to debt securities (with respect to which State Street will receive advice from one Investment Advisor) and approximately 60% be allocated to equity securities (with respect to which State Street will receive advice from another Investment Advisor). Contributions to and withdrawals from the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions and withdrawals and the Fund's percentage of debt and equity securities at the time of each contribution or withdrawal. State Street may change the allocation within the Fund, as well as the allocation of contributions to and withdrawals from the Fund from time to time. Income and gains attributable to the assets allocated to each Investment Advisor will remain allocated to such Investment Advisor unless reallocated by State Street.

  Both the U.S. equity and fixed income markets continued to show strong positive results during 1997. Even with strong economic growth and tight labor markets, inflation remained at low levels. Long term interest rates continued to decline, helping support higher equity valuations as well as bond market price increases.

  Some of the most heavily weighted industry sectors in the equity portion of the portfolio were consumer basics, finance and general business stocks. The fixed income segment was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.

Growth Equity Fund

  The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Growth Equity Fund (initially 25%) will be invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund will be actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

  For the year ended December 31, 1997, the Growth Equity Fund experienced a total return, net of Expenses, of 29.31%. By comparison, the Russell 1000 Growth Index produced a return of 30.48% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The U.S. equity market was spurred upward by another year of low inflation, strong earnings, and unprecedented investor contributions into mutual funds. 1997 was the third straight year of returns over 20% for the S&P 500 Index and the Dow Jones Industrial Average.

  Some of the most heavily weighted industry sectors in the Growth Equity Fund were drug and hospital supplies, technology, capital goods and banking. Stronger areas in terms of return were financial services, banks, insurance companies and capital goods.

Index Equity Fund

  The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. To control costs, the Index Equity Fund does not attempt to own all 3,000 securities included in the Russell 3000 Index. Instead, the Fund attempts to replicate the returns of the Russell 3000 Index by dividing it into two categories; the S&P 500 Index, which is comprised of 500 stocks, and the extended market portion of the U.S. equity market represented by the Russell Special Small Company Index, which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index, with the possible exception of the smallest companies in the Russell Special Small Company Index.

  The Fund produced a total return, net of Expenses, for the year ended December 31, 1997 of 30.78%. By comparison, the Russell 3000 Index produced a return of 31.78% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

  The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) is actively managed, investing in fixed income securities with a portfolio duration generally from 3 to 6 years. The remaining portion (approximately one-third) of the Bond Fund is invested to replicate the LB Bond Index, which is composed of approximately 5,000 issues of fixed-income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

  Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portions of the fund ($75 million and $200 million, respectively), two-thirds of all contributions to the Fund will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Masterworks Funds Bond Index Fund.

  For the year ended December 31, 1997, the Intermediate Bond Fund experienced a total return, net of Expenses, of 9.37%. As a comparison, the LB Aggregate Bond Index produced a return of 9.68% for the same period. The LB Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The U.S. fixed income markets posted a solid gain in 1997 because of falling inflation and a flight to safety by non-US investors. Other contributing factors to a positive year were attractive real interest rates, low unemployment, and falling import prices.

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

  For the year ended December 31, 1997, the International Equity Fund experienced a total return, net of Expenses, of 2.30%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 1.76%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. International markets were weak performers during 1997, as returns were dampened by the strengthening of the U.S. dollar relative to each of the major Europe, Australia and Far East currencies with the exception of the British Pound, and the crisis in the Asian markets.

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

  For the year ended December 31, 1997, the Stable Asset Return Fund produced a return, net of Expenses, of 5.52%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the year was 5.00%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio. Interest rates moved lower during 1997 due to the lack of inflationary pressure and the absence of intervention by the Federal Reserve after a small hike in the federal funds target in March.

Value Equity Fund

  The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

  For the year ended December 31, 1997, the Value Equity Fund experienced a total return, net of Expenses, of 27.84%. By comparison, the Russell 1000 Value Index produced a return of 35.18% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. U.S. financial markets continued to register strong returns in 1997 as investors responded favorably to signs of moderate growth, benign inflation, low unemployment and a strengthening U.S. economy.

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

  For the year ended December 31, 1997, the structured portfolio service experienced a total return, net of Expenses, of 13.18% for the Conservative Portfolio, 16.76% for the Moderate Portfolio, and 20.15% for the Aggressive Portfolio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  James S. Phalen. Mr. Phalen is the President and Chief Executive Officer of the Collective Trust and Executive Vice President and Division Head of Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From June 1989 to August 1992 Mr. Phalen, age 47, served as the President of Boston Financial Data Services, a subsidiary of State Street. Mr. Phalen also serves as a director of Wellspring Resources LLP.

  Nancy P. Antin. Ms. Antin is the Vice President and Chief Financial Officer of the Collective Trust, a Vice President of State Street and the Director of ABRA Program Services. From January 1994 to June 1995, Ms. Antin, age 38, was Vice President of ABRA Marketing and Client Services. From June 1991 to January 1994, Ms. Antin was the Assistant Vice president of ABRA Client Services. Prior to coming to State Street, Ms. Antin was employed by IBM in Marketing and Administrative Management.

  Susan C. Daniels. Ms. Daniels is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street for ABRA Program Services, Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. Prior to joining State Street, Ms. Daniels, age 40, was Vice President of Internal Control and Compliance at First Data Investor Services Group. From April 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

      1. Financial Statements.

      See page F-1 for an index to the Financial Statements included in this report.

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

 EXHIBIT NO. DESCRIPTION OF DOCUMENT
 ----------- -----------------------
    10.14    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller, Anderson & Sherrerd relating to the Balanced Fund, included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.15    Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Balanced
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
    10.16    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Balanced
             Fund, included as Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
    10.17    Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford
             Bernstein & Co. Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.18    Plan of Merger effective as of September 5, 1995 merging
             Blended Rate Fund with and into Enhanced Short Term
             Investment Fund, included as Exhibit 10.18 to Registrant's
             Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
    10.19    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and
             Bankers Trust Company relating to the Growth Equity Fund,
             included as Exhibit 10.2 to the Registrant's Quarterly
             Report on Form
             10-Q for the quarter ended June 30, 1997 and incorporated
             herein by reference thereto.
    24.1*    Power of Attorney.
    27*      Financial Data Schedules

--------
* Filed herewith

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

BANKERS TRUST--Bankers Trust Company, an Investment Advisor to the Growth Equity Fund.

BASE PLAN--The Investment Options, including the Equitable Real Estate Account but excluding the Self-Managed Account, to which a Participant or Employer has allocated assets.

BGI--BZW Barclay's Global Investors, anticipated future investment advisor to the index portion of the Bond Fund.

BOND FUND--The Intermediate Bond Fund, a Fund under the Collective Trust.

BOND INDEX FUND--the MasterWorks Bond Index Fund, a registered investment company in which the Bond Fund invests.

BUSINESS DAY--Any day the New York Stock Exchange is open for trading.

CAPITAL GUARDIAN--Capital Guardian Trust Company, an Investment Advisor to the Balanced Fund, the Growth Equity Fund and Aggressive Equity Fund.

COLLECTIVE TRUST--The American Bar Association Members/State Street Collective Trust, a collective trust established and maintained by State Street for the purpose of providing Investment Options to Investors under the Program.

COMMISSION--The U.S. Securities and Exchange Commission.

DRESDNER RCM--Dresdner RCM Global Investors LLC, an Investment Advisor to the Growth Equity Fund.

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

INVESTMENT COMPANY ACT--The Investment Company Act of 1940, as amended.

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

IRS--Internal Revenue Service.

LB BOND INDEX--The Lehman Brothers Government/Corporate Bond Index.

LINCOLN CAPITAL--Lincoln Capital Management Company, an Investment Advisor to the Growth Equity Fund.

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

SECURITIES ACT--The Securities Act of 1933, as amended.

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

                                          AMERICAN BAR ASSOCIATION MEMBERS/
                                           STATE STREET COLLECTIVE TRUST

Date: March 30, 1998                               /s/ James S. Phalen
                                          By:
                                            -----------------------------------
                                             Name: James S. Phalen
                                             Title:  President and Chief
                                                   Executive Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

         /s/ James S. Phalen            President and Chief     March 30, 1998
-------------------------------------    Executive Officer
           JAMES S. PHALEN               of the American Bar
                                         Association
                                         Members/State
                                         Street Collective
                                         Trust (Principal
                                         Executive Officer)

         /s/ Nancy P. Antin             Vice President and      March 30, 1998
-------------------------------------    Chief Financial
           NANCY P. ANTIN                Officer of the
                                         American Bar
                                         Association
                                         Members/State
                                         Street Collective
                                         Trust (Principal
                                         Financial Officer)

        /s/ Susan C. Daniels            Treasurer and Chief     March 30, 1998
-------------------------------------    Accounting Officer
          SUSAN C. DANIELS               of the American Bar
                                         Association
                                         Members/State
                                         Street Collective
                                         Trust (Principal
                                         Accounting Officer)

              SIGNATURE                         TITLE                DATE

                                        Director of State
-------------------------------------    Street Bank and
         TENLEY E. ALBRIGHT              Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
        JOSEPH A. BAUTE, JR.             Trust Company

                                        Director of State
-------------------------------------    Street Bank and
        I. MACALLISTER BOOTH             Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
         MARSHALL N. CARTER              Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
          TRUMAN S. CASNER               Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
         NADER F. DAREHSHORI             Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
         ARTHUR L. GOLDSTEIN             Trust Company

                                        Director of State
-------------------------------------    Street Bank and
           DAVID P. GRUBER               Trust Company

              SIGNATURE                         TITLE                DATE

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
           CHARLES F. KAYE               Trust Company

                                        Director of State
-------------------------------------    Street Bank and
          JOHN M. KUCHARSKI              Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
         CHARLES R. LAMANTIA             Trust Company

                                        Director of State
-------------------------------------    Street Bank and
           DAVID B. PERINI               Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
          DENNIS J. PICARD               Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
           DAVID A. SPINA                Trust Company

                  *                     Director of State       March 30, 1998
-------------------------------------    Street Bank and
         DIANA CHAPMAN WALSH             Trust Company

       /s/ Nicholas A. Lopardo
*By _________________________________
 NAME: NICHOLAS A. LOPARDOATTORNEY-
               IN-FACT

       /s/ Maureen S. Bateman
*By _________________________________
 NAME: MAUREEN S. BATEMAN ATTORNEY-
               IN-FACT

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee and Unitholders of the
American Bar Association Members/
State Street Collective Trust

  In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the selected per-unit data and ratios present fairly, in all material respects, the financial position of the Aggressive Equity Fund, Balanced Fund, Growth Equity Fund, Stable Asset Return Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Value Equity Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 1997, and the results of each of their operations, the changes in each of their net assets and the selected per-unit data and ratios for the periods indicated, in conformity with generally accepted accounting principles. These financial statements and selected per-unit data and ratios (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1997 by correspondence with the custodian and brokers and the application of alternative procedures where confirmations from brokers were not received, provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Boston, Massachusetts

March 13, 1998

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                         INDEX TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants.......................................   F-1
 Financial Statements:
 AGGRESSIVE EQUITY FUND
  Statement of Assets and Liabilities...................................   F-4
  Statement of Operations...............................................   F-5
  Statement of Changes in Net Assets....................................   F-6
  Selected Per-Unit Data and Ratios.....................................   F-7
  Schedule of Investments...............................................   F-8
 BALANCED FUND
  Statement of Assets and Liabilities...................................  F-17
  Statement of Operations...............................................  F-18
  Statement of Changes in Net Assets....................................  F-19
  Selected Per-Unit Data and Ratios.....................................  F-20
  Schedule of Investments...............................................  F-21
 GROWTH EQUITY FUND
  Statement of Assets and Liabilities...................................  F-32
  Statement of Operations...............................................  F-33
  Statement of Changes in Net Assets....................................  F-34
  Selected Per-Unit Data and Ratios.....................................  F-35
  Schedule of Investments...............................................  F-36
 STABLE ASSET RETURN FUND
  Statement of Assets and Liabilities...................................  F-55
  Statement of Operations...............................................  F-56
  Statement of Changes in Net Assets....................................  F-57
  Selected Per-Unit Data and Ratios.....................................  F-58
  Schedule of Investments...............................................  F-59
 INDEX EQUITY FUND
  Statement of Assets and Liabilities...................................  F-61
  Statement of Operations...............................................  F-62
  Statement of Changes in Net Assets....................................  F-63
  Selected Per-Unit Data and Ratios.....................................  F-64
 INTERMEDIATE BOND FUND
  Statement of Assets and Liabilities...................................  F-65
  Statement of Operations...............................................  F-66
  Statement of Changes in Net Assets....................................  F-67
  Selected Per-Unit Data and Ratios.....................................  F-68
 INTERNATIONAL EQUITY FUND
  Statement of Assets and Liabilities...................................  F-69
  Statement of Operations...............................................  F-70
  Statement of Changes in Net Assets....................................  F-71
  Selected Per-Unit Data and Ratios.....................................  F-72

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                         INDEX TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                                                         PAGE(S)
                                                                         -------
 VALUE EQUITY FUND
  Statement of Assets and Liabilities...................................  F-73
  Statement of Operations...............................................  F-74
  Statement of Changes in Net Assets....................................  F-75
  Selected Per-Unit Data and Ratios.....................................  F-76
  Schedule of Investments...............................................  F-77
 STRUCTURED PORTFOLIO SERVICE
  (CONSERVATIVE, MODERATE, AGGRESSIVE)
  Statement of Assets and Liabilities...................................  F-86
  Statement of Operations...............................................  F-87
  Statement of Changes in Net Assets....................................  F-88
  Selected Per-Unit Data and Ratios.....................................  F-90
  Notes to Financial Statements.........................................  F-93

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments, at value (cost $252,133,577).........................  $331,261,601
Cash..............................................................         1,245
Receivable for investments sold...................................     2,111,984
Receivable for fund units sold....................................       783,589
Dividends and interest receivable.................................       240,858
Unamortized organizational costs..................................        53,124
                                                                    ------------
  Total Assets....................................................   334,452,401
                                                                    ------------
LIABILITIES
Payable for investments purchased.................................     2,035,414
Investment advisory fee payable...................................       337,637
State Street Bank and Trust Co.--program fee payable..............        92,394
Trustee, management and administration fees payable...............        28,047
American Bar Retirement Association--program fee payable..........        14,017
Other accruals....................................................         5,304
                                                                    ------------
  Total Liabilities...............................................     2,512,813
                                                                    ------------
NET ASSETS (equivalent to $48.59 per unit based on 6,831,480 units outstanding).....................................................  $331,939,588
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividends (net of foreign tax expense of $83).................... $ 1,577,956
  Interest.........................................................   1,118,012
                                                                    -----------
    Total investment income........................................   2,695,968
                                                                    -----------
EXPENSES
  Investment advisory fee..........................................   1,362,018
  State Street Bank and Trust Co.--program fee.....................   1,077,330
  Trustee, management and administration fees......................     225,470
  American Bar Retirement Association--program fee.................     157,383
  Amortization of organization costs...............................      77,792
  Reports to unitholders...........................................      48,900
  Legal and audit fees.............................................      41,455
  Registration fee.................................................      46,361
  Other expenses...................................................      12,768
                                                                    -----------
    Total expenses.................................................   3,049,477
                                                                    -----------
Net investment loss................................................    (353,509)
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain................................................  39,709,808
  Change in net unrealized appreciation............................  12,757,570
                                                                    -----------
    Net realized and unrealized gain on investments................  52,467,378
                                                                    -----------
Net increase in net assets resulting from operations............... $52,113,869
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
FROM OPERATIONS
  Net investment loss.............................. $   (353,509) $   (160,464)
  Net realized gain on investments.................   39,709,808    24,233,418
  Net change in unrealized appreciation on invest-
   ments...........................................   12,757,570    24,880,200
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................   52,113,869    48,953,154
                                                    ------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued.......................   41,120,394    35,023,922
  Cost of units redeemed...........................  (37,210,143)  (22,600,318)
                                                    ------------  ------------
  Net increase in net assets resulting from
   unitholder transactions.........................    3,910,251    12,423,604
                                                    ------------  ------------
    Net increase in net assets.....................   56,024,120    61,376,758
NET ASSETS
  Beginning of year................................  275,915,468   214,538,710
                                                    ------------  ------------
  End of year...................................... $331,939,588  $275,915,468
                                                    ============  ============
NUMBER OF UNITS
  Outstanding--beginning of year...................    6,727,703     6,390,559
    Sold...........................................      920,581       937,668
    Redeemed.......................................     (816,804)     (600,524)
                                                    ------------  ------------
  Outstanding--end of year.........................    6,831,480     6,727,703
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the year)*

                                                                                FOR THE PERIOD
                                                                                JANUARY 2, 1992
                                      FOR THE YEAR ENDED                         (COMMENCEMENT
                                         DECEMBER 31,                          OF OPERATIONS) TO
                         ---------------------------------------------------     DECEMBER 31,
                           1997       1996       1995      1994       1993           1992
                         --------   --------   --------  --------   --------   -----------------
Investment income....... $    .39   $    .36   $    .32  $    .28   $    .25       $    .30
Expenses................     (.45)      (.39)      (.32)     (.28)      (.28)          (.26)
                         --------   --------   --------  --------   --------       --------
Net investment loss.....     (.06)      (.03)       --        --        (.03)           .04
Net realized and
 unrealized gain (loss)
 on investments.........     7.64       7.47       7.81     (1.00)      3.60           1.43
                         --------   --------   --------  --------   --------       --------
Net increase (decrease)
 in unit value..........     7.58       7.44       7.81     (1.00)      3.57           1.47
Net asset value at be-
 ginning of year........    41.01      33.57      25.76     26.76      23.19          21.72
                         --------   --------   --------  --------   --------       --------
Net asset value at end
 of year................ $  48.59   $  41.01   $  33.57  $  25.76   $  26.76       $  23.19
                         ========   ========   ========  ========   ========       ========
Ratio of expenses to
 average net assets.....      .98 %     1.04 %     1.10%     1.10 %     1.15 %         1.25%****
Ratio of net investment
 income (loss) to
 average net assets.....     (.11)%     (.06)%      .01%      .02 %     (.12)%          .17%****
Portfolio turnover......       36 %       48 %       63%       48 %       42 %           43%***
Total return............    18.48 %    22.16 %    30.32%    (3.74)%    15.39 %         6.77%***
Average commissions
 rate**................. $ 0.0487   $ 0.0502        --        --         --             --
Net assets at end of
 year
 (in thousands)......... $331,940   $275,915   $214,539  $163,678   $153,465       $116,426

--------
* Calculations prepared using the monthly average number of units outstanding during the year.
** Average commissions rate paid is presented for fiscal periods beginning on or after September 1, 1995.
***  Not annualized.
**** Ratios annualized.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
COMMON STOCKS (92.3%)
BASIC INDUSTRIES (2.3%)
CHEMICALS
OM Group Inc. ..........................................     42,000 $  1,538,250
R.P.M. Inc. Ohio........................................     93,593    1,427,293
                                                                    ------------
                                                                       2,965,543
                                                                    ------------
PAPER
Caraustar Industries Inc. ..............................     45,000    1,541,250
Pentair Inc. ...........................................     52,800    1,897,500
                                                                    ------------
                                                                       3,438,750
                                                                    ------------
PLASTICS
Advanced Energy Industries Inc.*........................     79,500    1,187,531
                                                                    ------------
TOTAL BASIC INDUSTRIES..................................               7,591,824
                                                                    ------------
CAPITAL GOODS (6.1%)
BUILDING CONSTRUCTION
McDermott J. Ray S A*...................................     57,500    2,472,500
                                                                    ------------
ELECTRICAL EQUIPMENT
ASM Lithography Holding N V*............................     46,000    3,105,000
Watsco Inc. ............................................     40,000      987,500
                                                                    ------------
                                                                       4,092,500
                                                                    ------------
INDUSTRIAL MACHINERY
Alyn Corp.*.............................................     45,000      472,500
Crane Company...........................................     77,000    3,339,875
Integrated Process Equipment Corp.*.....................     45,000      708,750
Kennametal Inc. ........................................     52,000    2,694,250
NN Ball & Roller Inc. ..................................    112,700    1,000,213
U.S. Filter Corp.*......................................     71,000    2,125,563
                                                                    ------------
                                                                      10,341,151
                                                                    ------------
MISCELLANEOUS
Silicon Vy Group Inc. ..................................     75,000    1,696,875
                                                                    ------------
POLLUTION CONTROL
Waste Mgmt Int'l. PLC ADR* **...........................    264,000    1,650,000
                                                                    ------------
TOTAL CAPITAL GOODS.....................................              20,253,026
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
CONSUMER BASICS (8.2%)
DRUGS AND HEALTHCARE
Biogen Inc.*............................................     85,500 $  3,110,063
Cardiac Pathways Corp.*.................................      8,000       56,000
Depuy Inc. .............................................     70,000    2,012,500
Dura Pharmaceuticals Inc.*..............................     71,300    3,270,888
Elan PLC ADR* **........................................     82,000    4,197,375
Gilead Sciences Inc.*...................................     56,500    2,161,125
Healthsouth Corp.*......................................     64,000    1,776,000
Immune Response Corp.Del*...............................    137,700    1,531,913
Millennium Pharmaceuticals*.............................     26,600      505,400
Oxford Health Plans Inc.*...............................     34,500      536,906
Phycor Inc.*............................................     25,500      688,500
Physio Control Int'l. Corp.*............................     54,700      868,363
Vertex Pharmaceuticals Inc.*............................     43,500    1,435,500
                                                                    ------------
                                                                      22,150,533
                                                                    ------------
FOOD AND BEVERAGE
Ben & Jerry's Homemade Inc.*............................     50,000      775,000
Delmonte Company*.......................................    121,600    1,778,400
Thorn Apple Vy Inc. ....................................     60,000      870,000
                                                                    ------------
                                                                       3,423,400
                                                                    ------------
HOUSEHOLD PRODUCTS
USA Detergents Inc.*....................................     58,000      471,250
                                                                    ------------
TOBACCO
Swisher Int'l. Group Inc.*..............................     45,300      770,100
                                                                    ------------
MISCELLANEOUS
Urocor Inc.*............................................     79,000      488,813
                                                                    ------------
TOTAL CONSUMER BASICS...................................              27,304,096
                                                                    ------------
CONSUMER DURABLE GOODS (3.1%)
AUTO PARTS
Standard Products Company...............................     34,400      881,500
Walbro Corp. ...........................................     42,000      564,375
                                                                    ------------
                                                                       1,445,875
                                                                    ------------
AUTOMOBILES
Circuit City Stores Inc. ...............................     55,300      497,700
Harley Davidson Inc. ...................................    121,000    3,312,375
United Auto Group Inc.*.................................     18,000      326,250
                                                                    ------------
                                                                       4,136,325
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
HOUSEHOLD APPLIANCES AND FURNISHINGS
Harman Int'l. Industries Inc. New.......................     20,000 $    848,750
Libbey Inc. ............................................     56,000    2,121,000
Williams Sonoma Inc.*...................................      9,000      376,875
                                                                    ------------
                                                                       3,346,625
                                                                    ------------
TIRES AND RUBBER
Bandag Inc. ............................................     28,000    1,496,250
                                                                    ------------
TOTAL CONSUMER DURABLE GOODS............................              10,425,075
                                                                    ------------
CONSUMER NON-DURABLE GOODS (4.0%)
APPAREL AND TEXTILES
Jones Apparel Group Inc.*...............................     23,200      997,600
                                                                    ------------
COSMETICS AND TOILETRIES
Lauder Estee Companies Inc. ............................     36,000    1,851,750
Paragon Trade Brands Inc.*..............................     76,900      990,088
                                                                    ------------
                                                                       2,841,838
                                                                    ------------
RETAIL TRADE
Cole Nat'l Corp.*.......................................      8,000      239,500
Gymboree Corp.*.........................................     40,000    1,095,000
Kohls Corp.*............................................     54,000    3,678,750
Micro Whse Inc.*........................................     36,000      501,750
Proffitts Inc.*.........................................     60,000    1,706,250
Staples Inc.*...........................................     84,000    2,331,000
                                                                    ------------
                                                                       9,552,250
                                                                    ------------
TOTAL CONSUMER NON-DURABLE GOODS........................              13,391,688
                                                                    ------------
CONSUMER SERVICES (2.2%)
HOTELS AND RESTAURANTS
Buffets Inc.*...........................................     93,000      871,875
Rio Hotel & Casino Inc.*................................     77,000    1,617,000
Ruby Tuesday Inc. ......................................     28,200      726,150
Sizzler Int'l. Inc. ....................................     69,500      186,781
                                                                    ------------
                                                                       3,401,806
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
LEISURE TIME
Acclaim Entertainment Inc.*.............................    119,500 $    433,188
Ascent Entertainment Group Inc.*........................     97,637    1,012,984
Imax Corp. ADR* **......................................     40,000      880,000
Westwood One Inc.*......................................     40,000    1,485,000
                                                                    ------------
                                                                       3,811,172
                                                                    ------------
TOTAL CONSUMER SERVICES.................................               7,212,978
                                                                    ------------
ENERGY (4.5%)
DOMESTIC OIL
NGC Corp. ..............................................     81,000    1,417,500
Noble Affiliates Inc. ..................................     54,500    1,921,125
                                                                    ------------
                                                                       3,338,625
                                                                    ------------
GAS EXPLORATION
Energen Corp. ..........................................     37,300    1,482,675
Forcenergy Inc. ........................................     50,500    1,322,469
Vintage Pete Inc. ......................................     73,000    1,387,000
                                                                    ------------
                                                                       4,192,144
                                                                    ------------
INTERNATIONAL OIL
Ranger Oil Ltd. ADR*....................................    150,000    1,031,250
                                                                    ------------
PETROLEUM SERVICES
Camco Int'l. Inc. ......................................     52,900    3,369,069
Transocean Offshore Inc. ...............................     61,100    2,944,256
                                                                    ------------
                                                                       6,313,325
                                                                    ------------
TOTAL ENERGY............................................              14,875,344
                                                                    ------------
FINANCE (17.0%)
BANKS
Bank Utd Corp. .........................................     44,300    2,167,931
CCB Fin'l. Corp. .......................................     13,800    1,483,500
Coast Svgs Fin'l. Inc.*.................................     30,000    2,056,875
Commerce Bancshares Inc. ...............................     18,742    1,269,771
First Amern Corp. Tenn .................................     36,000    1,791,000
Hamilton Bancorp Inc. Fla*..............................     46,000    1,339,750
Hibernia Corp. .........................................     50,000      940,625
PFF Bancorp Inc.*.......................................     70,000    1,391,250
Republic NY Corp. ......................................     15,500    1,769,906
                                                                    ------------
                                                                      14,210,608
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
FINANCIAL SERVICES
Americredit Corp.*......................................     46,700 $  1,293,006
Green Tree Fin'l. Corp. ................................     39,200    1,026,550
Medallion Fin'l. Corp. .................................     78,000    1,716,000
Reliastar Fin'l. Corp. .................................     45,500    1,874,031
                                                                    ------------
                                                                       5,909,587
                                                                    ------------
INSURANCE
ACE Ltd. ADR*...........................................     36,000    3,474,000
Everest Reinsurance Hldgs...............................     29,000    1,196,250
FPA Medical Management Inc.*............................     81,500    1,517,938
Harleysville Group Inc. ................................     60,000    1,440,000
Mercury Gen Corp. New...................................    130,000    7,182,500
Magic Investment Corp. Wis .............................     56,000    3,724,000
Mutual Risk Management Ltd. ADR*........................     77,000    2,305,188
Nymagic Inc. ...........................................     25,000      689,063
                                                                    ------------
                                                                      21,528,939
                                                                    ------------
INVESTMENT COMPANIES
CMAC Invest Corp. ......................................     33,800    2,040,675
Ocwen Asset Invt Corp. .................................     45,000      922,500
Price T Rowe & Associates Inc. .........................     72,700    4,571,013
                                                                    ------------
                                                                       7,534,188
                                                                    ------------
SAVINGS AND LOAN
TCF Financial Corp. ....................................    213,000    7,228,688
                                                                    ------------
TOTAL FINANCE...........................................              56,412,010
                                                                    ------------
GENERAL BUSINESS (13.6%)
BROADCASTING
Cablevision Systems Corp.*..............................     32,000    3,064,000
Chris Craft Industries Inc.*............................     29,690    1,553,158
Global Star Telecom*....................................    120,588    5,923,886
HBO & Co. ..............................................    112,200    5,385,600
Spelling Entertainment Group Inc. ......................    167,100    1,169,700
                                                                    ------------
                                                                      17,096,344
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
BUSINESS SERVICES
Accustaff Inc.*.........................................    117,000 $  2,691,000
Ba Merchants Services Inc.*.............................     88,500    1,570,875
Corestaff Inc.*.........................................     63,500    1,682,750
Data Processing Corp.*..................................     60,000    1,530,000
Fiserv Inc.*............................................     73,600    3,615,600
Jacobs Engr Group Inc.*.................................        300        7,613
Legato Systems Inc.*....................................     38,300    1,685,200
National Data Corp. ....................................     42,500    1,535,313
Paychex Inc. ...........................................     90,050    4,558,781
Stewart Enterprises Inc. ...............................     87,000    4,056,375
Sylvan Learning Systems Inc.*...........................     29,400    1,146,600
                                                                    ------------
                                                                      24,080,107
                                                                    ------------
NEWSPAPERS
Media Gen. Inc .........................................     13,700      572,831
                                                                    ------------
PUBLISHING
Pulitzer Publishing Company.............................     17,000    1,067,813
Topps Inc. .............................................    162,200      359,881
                                                                    ------------
                                                                       1,427,694
                                                                    ------------
TELECOMMUNICATIONS SERVICES
Comsat Corp. ...........................................     77,000    1,867,250
                                                                    ------------
TOTAL GENERAL BUSINESS..................................              45,044,226
                                                                    ------------
MISCELLANEOUS (11.3%)
CONGLOMERATES
U.S. Industries Inc. New................................     54,450    1,640,306
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
MISCELLANEOUS
Castle Dental Centers Inc.*.............................     50,000 $    387,500
Chancellor Media Corp.*.................................     17,600    1,313,400
Consolidated Cap Corp.*.................................     78,000    1,584,375
Corn Products Int'l. Inc.*..............................      1,100       32,794
Cymer Inc. .............................................     33,400      501,000
Dollar Thrifty Automotive Grp*..........................     45,000      922,500
Esg Re Ltd.*............................................     14,600      343,100
Firearms Training Sys Inc.*.............................     51,300      266,119
Hagler Bailly Inc. .....................................     90,000    2,025,000
Icg Communications Inc.*................................     50,000    1,362,500
Indus Int'l. Inc.*......................................     55,200      400,200
Intelligroup Inc.*......................................    146,700    2,805,638
Kulicke & Soffa Industries Inc.*........................     85,000    1,583,125
Metro Information Svcs Inc.*............................     50,000    1,387,500
Mondavi Robert Corp.*...................................     16,500      804,375
Moneygram Pmt Sys Inc.*.................................    151,000    1,623,250
Newpark Res Inc.*.......................................      7,500      131,250
Nine Westgroup Inc. ....................................     63,100    1,636,656
Promus Hotel Corp. New*.................................     92,500    3,885,000
Speedfam Int'l. Inc.*...................................     43,700    1,158,050
Staff Leasing Inc.*.....................................     28,000      528,500
Superior Telecom Inc. ..................................      6,600      228,113
TMP Worldwide Inc.*.....................................     75,000    1,725,000
Tag Heuer Int'l S A ADR* **.............................     31,000      255,750
Tefron Ltd.*............................................     80,500    1,851,500
Total Ctl Prods Inc.*...................................    143,200    1,754,200
United Meridian Corp.*..................................     44,500    1,251,563
Viatel Inc.*............................................    185,000      925,000
White Cap Industries Corp.*.............................     72,600    1,352,175
                                                                    ------------
                                                                      34,025,133
                                                                    ------------
REAL ESTATE
Irvine Apartment Communities Inc. ......................     37,800    1,202,513
                                                                    ------------
ROYALTY TRUSTS
San Juan Basin Rty Trust................................     80,000      740,000
                                                                    ------------
TOTAL MISCELLANEOUS.....................................              37,607,952
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                           SHARES      VALUE
                                                         ---------- ------------
SHELTER (1.0%)
CONSTRUCTION MATERIALS
Granite Const. Inc. ....................................     60,000 $  1,380,000
Martin Marietta Materials Inc. .........................     56,000    2,047,500
                                                                    ------------
                                                                       3,427,500
                                                                    ------------
TOTAL SHELTER...........................................               3,427,500
                                                                    ------------
TECHNOLOGY (15.8%)
AEROSPACE
Computer Sciences Corp.*................................     23,000    1,920,500
                                                                    ------------
COMPUTERS AND BUSINESS EQUIPMENT
Be Semiconductor Industries*............................     28,000      269,500
Ceridian Corp.*.........................................     46,900    2,148,606
Novellus Sys. Inc.*.....................................     94,000    3,037,375
Pairgain Technologies Inc.*.............................     69,000    1,336,875
Peoplesoft Inc.*........................................    139,000    5,421,000
Pixar*..................................................     48,800    1,055,300
Stormedia Inc.*.........................................     57,000      124,688
Xilinx Inc.*............................................     70,000    2,454,375
                                                                    ------------
                                                                      15,847,719
                                                                    ------------
ELECTRONICS
ADC Telecommunications Inc.*............................    108,000    4,509,000
Analog Devices Inc.*....................................    130,000    3,599,375
Aspen Technology Inc.*..................................     44,500    1,524,125
Credence Systems Corp.*.................................     76,000    2,251,500
Digital Microwave Corp.*................................     80,000    1,160,000
Electroglas Inc.*.......................................     72,000    1,111,500
Eletronics For Imaging Inc.*............................     73,500    1,221,938
Electric Sys Inc.*......................................     62,000    2,883,000
Lam Resh Corp.*.........................................     45,000    1,316,250
LoJack Corp.*...........................................    110,000    1,622,500
Picturetel Corp.*.......................................     63,000      409,500
Teleflex Inc. ..........................................     30,400    1,147,600
                                                                    ------------
                                                                      22,756,288
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                             AGGRESSIVE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------
SOFTWARE
Baan Company NVF ADR* **...............................     37,000 $  1,221,000
Check Point Software Tech Ltd. ADR* **.................     41,500    1,691,125
Dendrite Int'l. Inc.*..................................    111,800    2,166,125
Microchip Technology Inc. .............................     50,500    1,515,000
Midway Games Inc.*.....................................     64,000    1,164,000
Parametric Technology Corp.*...........................     89,000    4,216,375
                                                                   ------------
                                                                     11,973,625
                                                                   ------------
TOTAL TECHNOLOGY.......................................              52,498,132
                                                                   ------------
TRANSPORTATION (2.7%)
AIR TRAVEL
America West Hldg Corp.*...............................     54,800    1,020,650
Continental Airls Inc.*................................     18,000      866,250
                                                                   ------------
                                                                      1,886,900
                                                                   ------------
RAILROADS
Railtex Inc. ..........................................     28,000      400,750
                                                                   ------------
TRUCKING AND FREIGHT FORWARDING
Air Express Int'l. Corp. ..............................     26,900      820,439
Caliber Sys Inc. ......................................     33,500    1,631,031
Landstar Sys Inc.*.....................................     65,800    1,735,475
MS Carriers Inc.*......................................     25,700      639,288
Polaris Industries Inc. ...............................     59,000    1,803,188
                                                                   ------------
                                                                      6,629,421
                                                                   ------------
TOTAL TRANSPORTATION...................................               8,917,071
                                                                   ------------
UTILITIES (0.5%)
GAS & PIPELINE UTILITIES
Eastern Enterprises....................................     33,900    1,525,500
                                                                   ------------
TOTAL UTILITIES........................................               1,525,500
                                                                   ------------
TOTAL COMMON STOCK (Cost $227,358,398).................             306,486,422
                                                                   ------------
                                                          UNITS
                                                        ----------
SHORT TERM INVESTMENTS (COST $24,775,179) (7.5%)
State Street Bank Yield Enhanced Short Term Investment
 Fund.................................................. 24,775,179   24,775,179
                                                                   ------------
TOTAL INVESTMENTS (COST $252,133,577) (99.8%)..........             331,261,601
Other Assets less Liabilities (0.2%)...................                 677,987
                                                                   ------------
NET ASSETS (100.0%)....................................            $331,939,588
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

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments, at value (cost $345,397,782).........................  $361,378,330
Cash..............................................................        19,812
Receivable for investments sold...................................       821,470
Dividends and interest receivable.................................     2,018,121
Unamortized organizational costs..................................        53,224
                                                                    ------------
  Total Assets....................................................   364,290,957
                                                                    ------------
LIABILITIES
Payable for investments purchased.................................     3,919,164
Payable for fund units redeemed...................................     1,399,029
Investment advisory fee payable...................................       315,689
State Street Bank and Trust Co.--program fee payable..............       101,834
Trustee, management and administration fees payable...............        21,645
American Bar Retirement Association--program fee payable..........        15,051
Other accruals....................................................        14,221
Other liabilities.................................................         1,557
                                                                    ------------
  Total Liabilities...............................................     5,788,190
                                                                    ------------
NET ASSETS (equivalent to $44.42 per unit based on 8,070,199 units outstanding).....................................................  $358,502,767
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividends (net of foreign tax expense of $24,365)............... $  2,841,395
  Interest........................................................    8,672,999
                                                                   ------------
    Total investment income.......................................   11,514,394
                                                                   ------------
EXPENSES
  Investment advisory fee.........................................      995,814
  State Street Bank and Trust Company--program fee................    1,154,131
  Trustee, management and administration fees.....................      241,510
  American Bar Retirement Association--program fee................      168,606
  Amortization of organization costs..............................       83,899
  Reports to unitholders..........................................       52,342
  Legal and audit fees............................................       44,373
  Registration fee................................................       49,624
  Other expenses..................................................       17,290
                                                                   ------------
    Total expenses................................................    2,807,589
                                                                   ------------
Net investment income.............................................    8,706,805
                                                                   ------------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain...............................................   80,198,178
  Change in net unrealized appreciation...........................  (26,498,974)
                                                                   ------------
    Net realized and unrealized gain on investments...............   53,699,204
                                                                   ------------
Net increase in net assets resulting from operations.............. $ 62,406,009
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
FROM OPERATIONS
  Net investment income............................ $  8,706,805  $  7,987,421
  Net realized gain on investments.................   80,198,178    26,015,161
  Net change in unrealized appreciation on invest-
   ments...........................................  (26,498,974)    5,122,866
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................   62,406,009    39,125,448
                                                    ------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued.......................   73,912,974    19,822,374
  Cost of units redeemed...........................  (73,217,548)  (28,072,708)
                                                    ------------  ------------
  Net increase (decrease) in net assets resulting
   from unitholder transactions....................      695,426    (8,250,334)
                                                    ------------  ------------
    Net increase in net assets.....................   63,101,435    30,875,114
NET ASSETS
  Beginning of year................................  295,401,332   264,526,218
                                                    ------------  ------------
  End of year...................................... $358,502,767  $295,401,332
                                                    ============  ============
NUMBER OF UNITS
  Outstanding--beginning of year...................    8,036,685     8,264,600
    Sold...........................................    1,578,134       584,936
    Redeemed.......................................   (1,544,620)     (812,851)
                                                    ------------  ------------
  Outstanding--end of year.........................    8,070,199     8,036,685
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                                 BALANCED FUND

                       SELECTED PER-UNIT DATA AND RATIOS

 (For a unit outstanding throughout the year)*

                                                                            FOR THE PERIOD
                                                                            JANUARY 2, 1992
                                      FOR THE YEAR ENDED                     (COMMENCEMENT
                                         DECEMBER 31,                      OF OPERATIONS) TO
                         ------------------------------------------------    DECEMBER 31,
                           1997      1996      1995      1994      1993          1992
                         --------  --------  --------  --------  --------  -----------------
Investment income....... $   1.42  $   1.30  $   1.19  $   1.08  $   1.00      $    .89
Expenses................     (.35)     (.33)     (.29)     (.26)     (.26)         (.25)
                         --------  --------  --------  --------  --------      --------
Net investment income...     1.07       .97       .90       .82       .74           .64
Net realized and
 unrealized gain (loss)
 on investments.........     6.59      3.78      6.07      (.82)      .82         (1.56)
                         --------  --------  --------  --------  --------      --------
Net increase in unit
 value..................     7.66      4.75      6.97       --       1.56          (.92)
Net asset value at
 beginning of year......    36.76     32.01     25.04     25.04     23.48         24.40
                         --------  --------  --------  --------  --------      --------
Net asset value at end
 of year................ $  44.42  $  36.76  $  32.01  $  25.04  $  25.04      $  23.48
                         ========  ========  ========  ========  ========      ========
Ratio of expenses to
 average net assets.....      .84%      .96%     1.00%     1.03%     1.07%         1.10%****
Ratio of net investment
 income to average net
 assets.................     2.62%     2.85%     3.08%     3.32%     3.05%         2.82%****
Portfolio turnover......      122%      181%      155%      113%      153%          119%***
Total return............    20.84%    14.84%    27.84%     0.00%     6.64%        (3.77)%***
Average commissions
 rate**................. $ 0.0510  $ 0.0550       --        --        --            --
Net assets at end of
 year (in thousands).... $358,503  $295,401  $264,526  $198,945  $193,362      $167,242

--------
 * Calculations prepared using the monthly average number of units outstanding during the year.
** Average commissions rate paid is presented for fiscal periods beginning on or after September 1, 1995.
***  Not annualized.
**** Ratios annualized.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

COMMON STOCKS (62.9%)
BASIC INDUSTRIES (5.7%)
ALUMINUM
Aluminum Company America...............................     34,000 $  2,392,750
                                                                   ------------
BUILDING MATERIALS
Applied Materials Inc.*................................    194,900    5,871,363
                                                                   ------------
CHEMICALS
Air Products & Chemicals Inc. .........................     35,200    2,895,200
Georgia Gulf Corp. ....................................      5,600      171,500
Praxair Inc. ..........................................     53,000    2,385,000
Zeneca Group PLC ADR**.................................     49,000    5,292,000
                                                                   ------------
                                                                     10,743,700
                                                                   ------------
PLASTICS
Illinois Tool Wks Inc. ................................     26,000    1,563,250
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................              20,571,063
                                                                   ------------
CAPITAL GOODS (3.7%)
CONSTRUCTION AND MINING EQUIPMENT
Dover Corp. ...........................................     74,200    2,680,475
                                                                   ------------
ELECTRICAL EQUIPMENT
ASM Lithography Hldg N V ADR* **.......................     26,400    1,782,000
General Electric Company...............................     25,300    1,856,388
Johnson Ctls Inc. .....................................     48,000    2,292,000
Philips Electrs N V ADR**..............................      7,000      423,500
                                                                   ------------
                                                                      6,353,888
                                                                   ------------
POLLUTION CONTROL
Browning Ferris Inds Inc. .............................     59,600    2,205,200
Republic Industries Inc.*..............................     82,800    1,930,275
                                                                   ------------
                                                                      4,135,475
                                                                   ------------
TOTAL CAPITAL GOODS....................................              13,169,838
                                                                   ------------
CONSUMER BASICS (9.8%)
DRUGS AND HEALTHCARE
Abbott Labs............................................     31,600    2,071,775
Astra Ab ADR**.........................................    175,000    3,007,813
Guidant Corp. .........................................     81,100    5,048,475
Merck & Company Inc. ..................................     27,000    2,868,750
Pacificare Health Systems*.............................     40,830    2,125,333
Pfizer Inc. ...........................................     87,000    6,486,938
United Healthcare Corp. ...............................     58,400    2,901,750
                                                                   ------------
                                                                     24,510,834
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

FOOD AND BEVERAGE
Conagra Inc. ..........................................     85,200 $  2,795,625
Kellogg Company........................................     39,600    1,965,150
Nestle S A.............................................     30,000    2,238,750
Pepsico Inc. ..........................................     55,800    2,033,213
                                                                   ------------
                                                                      9,032,738
                                                                   ------------
TOBACCO
Philip Morris Companies Inc. ..........................     35,900    1,626,719
                                                                   ------------
TOTAL CONSUMER BASICS..................................              35,170,291
                                                                   ------------
CONSUMER DURABLE GOODS (1.8%)
AUTO PARTS
Eaton Corp. ...........................................      3,600      321,300
                                                                   ------------
AUTOMOBILES
Ford Motor Company Del.................................    100,000    4,868,750
Volvo Aktiebolaget ADR* **.............................     40,500    1,093,500
                                                                   ------------
                                                                      5,962,250
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               6,283,550
                                                                   ------------
CONSUMER NON-DURABLE GOODS (4.4%)
APPAREL AND TEXTILES
Gucci Group N V ADR**..................................     10,400      435,500
Nike Inc. .............................................     49,500    1,942,875
V F Corp. .............................................     38,400    1,764,000
                                                                   ------------
                                                                      4,142,375
                                                                   ------------
LIQUOR
Anheuser Busch Companies Inc. .........................     40,000    1,760,000
                                                                   ------------
RETAIL TRADE
Lowes Companies Inc. ..................................     65,000    3,099,688
Wal Mart Stores Inc. ..................................     35,500    1,400,031
Woolworth Corp. .......................................    133,000    2,709,875
                                                                   ------------
                                                                      7,209,594
                                                                   ------------
TOYS, AMUSEMENTS, AND SPORTING GOODS
Hasbro Inc. ...........................................     84,800    2,671,200
                                                                   ------------
TOTAL CONSUMER NON-DURABLE GOODS.......................              15,783,169
                                                                   ------------
CONSUMER SERVICES (0.4)%
LEISURE TIME
Disney Walt Company....................................     15,000    1,485,938
                                                                   ------------
TOTAL CONSUMER SERVICES................................               1,485,938
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

ENERGY (4.6%)
DOMESTIC OIL
Atlantic Richfield Company.............................     19,400 $  1,554,425
Noble Affiliates Inc. .................................     20,500      722,625
                                                                   ------------
                                                                      2,277,050
                                                                   ------------
GAS EXPLORATION
Oryx Energy Company....................................     22,600      576,300
                                                                   ------------
INTERNATIONAL OIL
British Petroleum PLC ADR**............................     15,000    1,195,313
Chevron Corp. .........................................     24,200    1,863,400
Mobil Corp. ...........................................     11,900      859,031
Shell Trans & Trading PLC ADR**........................     81,100    3,548,125
                                                                   ------------
                                                                      7,465,869
                                                                   ------------
PETROLEUM SERVICES
Total S A ADR**........................................     77,500    4,301,250
Western Atlas Inc.*....................................     26,200    1,938,800
                                                                   ------------
                                                                      6,240,050
                                                                   ------------
TOTAL ENERGY...........................................              16,559,269
                                                                   ------------
FINANCE (11.2%)
BANKS
Bankamerica Corp. .....................................     62,400    4,555,200
Chase Manhattan Corp. (New)............................     47,000    5,146,500
Citicorp...............................................     19,900    2,516,106
Mercantile Bancorporation Inc. ........................     21,200    1,303,800
Wells Fargo & Company..................................     12,800    4,344,800
                                                                   ------------
                                                                     17,866,406
                                                                   ------------
FINANCIAL SERVICES
Capital One Financial Corp. ...........................     56,900    3,083,269
                                                                   ------------
INSURANCE
Cincinnati Financial Corp. ............................     27,500    3,870,625
Exel Ltd. ADR**........................................     99,200    6,286,800
General Re Corp. ......................................     13,300    2,819,600
                                                                   ------------
                                                                     12,977,025
                                                                   ------------
SAVINGS AND LOAN
Ahmanson H F and Company...............................     44,800    2,998,800
Golden West Financial Corp. ...........................     33,000    3,227,813
                                                                   ------------
                                                                      6,226,613
                                                                   ------------
TOTAL FINANCE..........................................              40,153,313
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

GENERAL BUSINESS (6.1%)
BROADCASTING
TCI Satellite Entmt Inc.*..............................      6,200 $     42,625
U S West Inc.*.........................................     60,900    1,758,488
Viacom Inc.*...........................................     37,500    1,535,344
                                                                   ------------
                                                                      3,336,457
                                                                   ------------
BUSINESS SERVICES
Donnelley RR & Sons Company............................     45,000    1,676,250
Interpublic Group Companies Inc. ......................     31,800    1,584,038
Nokia Corp. ADR**......................................     20,000    1,400,000
                                                                   ------------
                                                                      4,660,288
                                                                   ------------
NEWSPAPERS
News Corp. Ltd. ADR**..................................     63,900    1,373,851
                                                                   ------------
OFFICE FURNISHINGS AND SUPPLIES
Avery Dennison Corp. ..................................     53,700    2,403,075
                                                                   ------------
PUBLISHING
Jostens Inc. ..........................................     91,600    2,112,525
Time Warner Inc. ......................................     84,000    5,208,000
                                                                   ------------
                                                                      7,320,525
                                                                   ------------
TELECOMMUNICATION SERVICES
Tele Communications Inc. New*..........................     89,750    2,893,690
                                                                   ------------
TOTAL GENERAL BUSINESS.................................              21,987,886
                                                                   ------------
MISCELLANEOUS (4.1%)
CONGLOMERATES
Textron Inc. ..........................................     36,900    2,306,250
                                                                   ------------
MISCELLANEOUS
Dillards Inc. .........................................     38,000    1,339,500
Fort James Corp. ......................................     49,100    1,878,075
Pioneer Nat Res Company ADR**..........................     87,000    2,517,563
KLA Tencor Corp.*......................................     90,700    3,503,288
Slm Hldg Corp. ........................................     21,800    3,032,925
                                                                   ------------
                                                                     12,271,351
                                                                   ------------
TOTAL MISCELLANEOUS....................................              14,577,601
                                                                   ------------
TECHNOLOGY (6.9%)
AEROSPACE
Boeing Company.........................................     69,900    3,420,731
United Technologies Corp. .............................     28,500    2,075,156
                                                                   ------------
                                                                      5,495,887
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

COMPUTERS AND BUSINESS EQUIPMENT
Ascend Communications Inc.*............................     70,000 $  1,715,000
Cisco Sys Inc.*........................................     28,200    1,572,150
Xerox Corp. ...........................................     33,000    2,435,813
                                                                   ------------
                                                                      5,722,963
                                                                   ------------
ELECTRONICS
Electronic Data Sys Corp. New..........................     44,500    1,955,219
Ericsson L M Tel Company ADR**.........................    102,600    3,828,263
Intel Corp. ...........................................     41,200    2,894,300
Micron Technology Inc. ................................     63,000    1,638,000
Silicon Graphics Inc.*.................................     59,700      742,519
Teradyne Inc.*.........................................     80,300    2,569,600
                                                                   ------------
                                                                     13,627,901
                                                                   ------------
TOTAL TECHNOLOGY.......................................              24,846,751
                                                                   ------------
TRANSPORTATION (0.5%)
RAIL TRANSPORTATION
Wisconsincent Transn Corp.*............................     75,000    1,753,125
                                                                   ------------
TOTAL TRANSPORTATION...................................               1,753,125
                                                                   ------------
UTILITIES (3.7%)
ELECTRIC UTILITIES
Northeast Utilities....................................    109,100    1,288,744
                                                                   ------------
GAS AND PIPELINE UTILITIES
Mcn Energy Group Inc. .................................     55,100    2,224,663
Williams Companies Inc. ...............................    101,200    2,871,550
                                                                   ------------
                                                                      5,096,213
                                                                   ------------
TELEPHONE
Airtouch Communications Inc.*..........................     39,300    1,633,406
AT&T Corp. ............................................     34,500    2,113,125
MCI Communications Corp. ..............................     48,200    2,063,563
Worldcom Inc. Ga.......................................     37,500    1,134,364
                                                                   ------------
                                                                      6,944,458
                                                                   ------------
TOTAL UTILITIES........................................              13,329,415
                                                                   ------------
TOTAL COMMON STOCKS (Cost $212,170,717)................             225,671,209
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                        PRINCIPAL     VALUE
                                                       ----------- ------------

FIXED INCOME (34.1%)
CORPORATE BONDS (9.0%)
ASSET BACKED
Arcadia Automobile Receivables........................ $   600,000 $    601,808
Banc One Auto Grantor Tr 6.29% 07/20/04...............     825,000      825,592
Chevy Chase Auto Receivables 6.25% 07/20/04...........     775,000      775,556
Cps Auto Grantor Tr 6.65% 10/15/02....................     180,796      182,057
Daimler Benz Auto Grantor Tr 7.58% 03/20/05...........     510,237      510,554
First Merchants Auto Tr 6.70% 11/15/02****............     214,064      216,095
First Secauto Grantor Tr 6.10% 04/15/03...............     881,290      880,836
Ford Credit Auto Owner Tr 6.05% 04/15/01..............   1,025,000    1,024,135
Honda Auto Receivables Grantor 5.85% 02/15/03.........     893,159      891,756
Honda Auto Receivables Tr 5.95% 05/15/03..............     969,359      967,498
Long Beach Addep Auto Grn Tr Tr 6.69% 09/25/04****....     418,099      419,053
Nal Auto Tr 7.30% 12/15/00****........................      98,473       96,930
Nal Auto Tr 8.00% 12/16/02****........................     121,774      121,636
National Car Rental Financial Corp. 7.35% 10/20/03....     250,000      258,583
Nissan Auto Recievables Grantor 6.15% 02/17/03****....     930,293      931,744
Npf Xi Inc. 8.19% 07/01/01............................     100,000      101,350
Rental Car Fin Grp 6.45% 04/25/03.....................     725,000      725,851
Team Fleet Fing Corp. 7.35% 05/15/03..................     325,000      335,215
Team Fleet Fing Corp. 6.65% 12/15/02****..............     250,000      251,266
Wfs Financial Owner Tr 6.25% 03/20/02.................     650,000      650,058
World Financial Propertys Tower B 6.91% 09/01/13......   1,257,113    1,287,409
World Omni Automobile Lease 6.07% 11/25/03............     675,000      674,531
                                                                   ------------
                                                                     12,729,513
                                                                   ------------
ELECTRIC UTILITIES
Edison Mission Energy Funding Corp. 7.33%
 09/15/08****.........................................     200,000      208,876
Israel Elec Corp. Ltd 7.25% 12/15/06****..............     160,000      163,216
Israel Electric 7.75% 12/17/07........................     350,000      355,313
Samsung Electrs Ltd 7.45% 10/01/02****................     115,000       88,675
                                                                   ------------
                                                                        816,080
                                                                   ------------
FINANCE AND BANKING
Bankamerica Institutional Capital A 8.07%
 12/31/26****.........................................     725,000      775,373
Beneficial Corp. Mtn Bk Entry 6.47% 11/17/08..........     405,000      401,817
Beverly Finance 8.36% 07/15/04........................     250,000      269,883
BT Institutional Capital Tr A 8.09% 12/01/26****......     650,000      682,676
Corestates Capital 8.00% 12/15/26****.................     725,000      765,216
Creekwood Cap Corp. 8.47% 03/16/15****................     240,988      270,829
Equitable Life Assur Soc USA 6.95% 12/01/05****.......     250,000      255,398
Excel Paralubes Funding Corp. 7.43% 11/01/15****......     250,000      266,160

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                        PRINCIPAL     VALUE
                                                       ----------- ------------

Farmers Insurance Exch 8.63% 05/01/24****............. $   625,000 $    723,094
First Chicago Nbd Institutional Capital 7.95%
 12/01/26****.........................................     625,000      654,081
First Un Inst Capital I 8.04% 12/01/26................     650,000      685,087
Great Wesn Financial Tr Ii 8.21% 02/01/27.............     140,000      148,487
John Hancock Mut Life Insurance Company 7.38%
 02/14/24.............................................     250,000      262,298
Hutchison Whampoa Fin C I Ltd 7.45% 08/01/17 ADR**....     320,000      309,568
Korea Devbk 7.38% 09/17/04............................     665,000      532,140
Metropolitan Life Insurance Company 7.45%
 11/01/23****.........................................     500,000      512,550
Nationwide Mutual Life 7.50% 02/15/24.................     500,000      504,175
NB Capital Triv 8.25% 04/15/27****....................     485,000      529,261
New York Life Insurance Cor 7.50% 12/15/23............     250,000      253,845
Petrozuata Fin Inc. 8.22% 04/01/17....................     600,000      638,232
PNC Institutional Cap Tr A 7.95% 12/15/26.............     350,000      370,594
Rhone Poulenc A3 8.62% 01/05/21.......................     350,000      393,078
Scotia Pacific Hldg Corp. 7.95% 07/20/15..............     207,770      216,961
Town & Ctry Funding Corp. 5.85% 08/15/98..............     450,000      448,389
Washington Mut Capital I 8.38% 06/01/27...............     240,000      264,571
Wells Fargo Capital A 8.13% 12/01/26****..............     495,000      532,457
Wells Fargo Capital I 7.96% 12/15/26..................     225,000      236,567
Zurich Capital Trust 8.38% 06/01/37****...............     415,000      452,234
                                                                   ------------
                                                                     12,355,021
                                                                   ------------
INDUSTRIALS
AST Resh Inc. 7.45% 10/01/02****......................     475,000      366,268
Jet Equip Tr 10.00% 06/15/12****......................     350,000      447,867
Oil Pur Company 7.10% 04/30/02****....................     400,000      400,356
Paiton Energy 9.34% 02/15/14****......................     225,000      193,106
Philip Morris Companies Inc. 6.38% 02/01/06...........     250,000      245,538
                                                                   ------------
                                                                      1,653,135
                                                                   ------------
MISCELLANEOUS
Alcoa Aluminio S A 7.50% 12/16/08.....................     643,318      648,606
Anthem Insurance Companies Inc. Disc Coml 9.00%
 04/15/27****.........................................     475,000      522,719
Florida Residential Property & Casualty 7.38%
 07/01/03****.........................................     525,000      545,281
Florida Residential Property & Casualty 7.45%
 07/01/04****.........................................     100,000      104,543
Florida Windstorm Underwriting 5.50% 03/31/23****.....     200,000      201,584
News Amerhldgs Inc. 7.75% 01/20/24....................     100,000      104,058
News Amerhldgs Inc. 7.75% 02/01/24....................     170,000      177,827
Petroliam Nasional Berhad 7.13% 10/18/06 ADR** ****...     575,000      545,543
Prime Property Funding Ii Inc. 7.00% 08/15/04****.....     495,000      506,519
Railcar Leasing Llc 7.13% 01/15/13****................     375,000      394,886
                                                                   ------------
                                                                      3,751,566
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                         PRINCIPAL     VALUE
                                                        ----------- ------------

OTHER
Fifty Seventh Str Tr Assocs LLC 7.13% 06/01/17****..... $   247,988 $    254,726
Oxymar 7.50% 02/15/16..................................     175,000      177,564
                                                                    ------------
                                                                         432,290
                                                                    ------------
OTHER UTILITIES
Mobile Energy Services Company LLC 8.67% 01/01/17......     208,582      234,042
Ras Laffan Liquefied Nat Gas 8.29% 03/15/14****........     425,000      396,903
                                                                    ------------
                                                                         630,945
                                                                    ------------
TOTAL CORPORATE BONDS..................................               32,368,550
                                                                    ------------
FOREIGN BONDS (0.2%)
CORPORATE
Hyundai Semicon 8.63% 05/15/07 ADR**...................     370,000      271,813
                                                                    ------------
GOVERNMENT
Columbia Rep 8.70% 02/15/16 ADR**......................     440,000      428,208
                                                                    ------------
TOTAL FOREIGN BONDS....................................                  700,021
                                                                    ------------
MORTGAGE RELATED (6.6%)
FEDERAL AGENCIES
FHLMC PC Gtd. 549859 11.00% 09/01/20...................     118,884      134,412
FHLMC PC Gtd. 554922 10.50% 12/01/20...................     300,352      334,805
FHLMC PC Gtd. 555283 10.00% 09/01/17...................     384,241      420,379
FHLMC PC Gtd. 555293 10.00% 11/01/20...................     340,589      372,359
FHLMC PC Gtd. D06744 10.50% 08/01/19...................     103,262      113,012
FHLMC PC Gtd. D06959 10.50% 04/01/16...................     117,257      129,174
FHLMC PC Gtd. G00035 10.50% 02/01/21...................     146,503      161,824
                                                                    ------------
                                                                       1,665,965
                                                                    ------------
GOVERNMENT SPONSORED
FNMA Pool 303157 10.00% 05/01/22.......................     197,057      215,844
FNMA Pool 303554 11.50% 09/01/25.......................     142,214      161,767
                                                                    ------------
                                                                         377,611
                                                                    ------------
OTHER COLLATERALIZED MORTGAGE OBLIGATIONS
AFC Mortgage Ln Tr 8.07% 09/25/27......................     299,999      310,499
Alps 94 1Pass Thru Tr 7.80% 09/15/04...................     225,000      230,226
Alps 94/1Pass Thru Tr 9.35% 09/15/04...................     248,732      254,503
DLJ Mortgage Acceptance Corp. 7.58% 03/13/28****.......     250,000      266,446
DLJ Mortgage Acceptance Corp. 7.40% 06/01/03...........     417,060      433,328
DLJ Mortgage Acceptance Corp. 7.20% 07/14/03...........     265,331      273,937
Mid St Tr II 9.62% 04/01/03............................     500,000      540,567
                                                                    ------------
                                                                       2,309,506
                                                                    ------------

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                        PRINCIPAL     VALUE
                                                       ----------- ------------

OTHER MARKETABLE
Airplanes Pass Through Tr 6.60% 03/15/19*****......... $   129,816 $    129,813
FHLMC Pc Gtd 9.50% 04/15/20...........................     110,488      123,228
FHLMC Pc Gtd 10.00% 05/15/20..........................     325,000      356,688
FHLMC Pc Gtd 10.00% 06/15/20..........................     205,000      228,063
FNMA Remic 8.50% 09/25/20.............................     276,799      292,540
Prime Property Fd 6.63% 07/23/03****..................     172,643      173,737
Rural Hsg Tr 1987 1 3.33% 04/01/26....................     266,249      254,623
Wfs Financial Owner Tr 6.10% 03/20/02.................     640,000      638,459
                                                                   ------------
                                                                      2,197,151
                                                                   ------------
U.S. GUARANTEED
GNMA II Arm TBA 6.00% 12/20/99***.....................   1,300,000    1,313,611
GNMA II Pool 080114 6.00% 09/20/27....................   2,458,468    2,479,417
GNMA Pool 008611 7.00% 03/20/25.......................     591,483      608,393
GNMA Pool 008621 7.00% 04/20/25.......................     356,322      367,011
GNMA Pool 008631 7.38% 05/20/25.......................   1,187,647    1,223,086
GNMA Pool 008634 7.38% 05/20/25.......................     290,222      297,105
GNMA Pool 008664 7.00% 07/20/25.......................   2,878,074    2,942,276
GNMA Pool 033635 11.00% 12/15/09......................       2,344        2,630
GNMA Pool 034701 11.00% 01/15/10......................      16,185       18,157
GNMA Pool 038109 11.00% 02/15/10......................         956        1,072
GNMA Pool 040492 11.00% 07/15/10......................      15,796       17,721
GNMA Pool 041749 11.00% 07/15/10......................      34,169       38,482
GNMA Pool 041987 11.00% 08/15/10......................       4,464        5,028
GNMA Pool 042354 11.00% 08/15/10......................      14,194       15,985
GNMA Pool 058816 11.00% 01/15/13......................       1,723        1,951
GNMA Pool 134123 11.00% 09/15/15......................      17,254       19,686
GNMA Pool 139478 10.50% 09/15/15......................      35,732       40,039
GNMA Pool 141387 11.00% 10/15/15......................      10,846       12,374
GNMA Pool 174472 10.00% 11/15/16......................     145,321      161,119
GNMA Pool 180521 10.00% 12/15/16......................     112,996      124,522
GNMA Pool 223520 10.00% 03/15/18......................     126,313      140,467
GNMA Pool 231157 10.00% 06/15/18......................     122,348      136,059
GNMA Pool 232061 10.50% 09/15/17......................     154,273      173,382
GNMA Pool 269159 10.00% 06/15/19......................      28,971       32,237
GNMA Pool 274800 10.50% 05/15/19......................       1,732        1,951
GNMA Pool 277908 10.00% 10/15/19......................      29,151       32,473
GNMA Pool 285191 10.50% 03/15/20......................      32,986       37,072
GNMA Pool 287170 10.50% 08/15/20......................     134,385      151,534
GNMA Pool 780056 11.00% 09/15/17......................     332,553      377,751
GNMA Pool 780103 11.00% 02/15/25......................     355,328      405,411

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

                                                       PRINCIPAL     VALUE
                                                      ----------- ------------

GNMA Pool 780488 10.00% 10/15/21..................... $   136,375 $    151,918
GNMA Pool 780496 10.50% 12/15/17.....................     352,422      395,523
GNMA Pool 780554 10.00% 05/15/19.....................   3,012,840    3,352,448
GNMA Pool 780595 11.00% 08/15/17.....................   1,119,806    1,285,157
GNMA Pool II 6.00% 11/15/27..........................     617,376      623,938
                                                                  ------------
                                                                    16,986,986
                                                                  ------------
TOTAL MORTGAGE RELATED...............................               23,537,219
                                                                  ------------
U.S. TREASURY (18.2%)
DIRECT
United States Treasury Bonds 8.75% 08/15/20..........   8,480,000   11,311,557
United States Treasury Notes 3.38% 01/15/07..........   4,245,193    4,133,757
United States Treasury Notes 7.50% 02/15/05..........  19,720,000   21,673,463
United States Treasury Notes 7.13% 02/29/00..........   2,600,000    2,675,166
United States Treasury Notes 6.25% 05/31/99..........   3,025,000    3,049,109
United States Treasury Notes 6.75% 06/30/99..........   4,750,000    4,823,483
United States Treasury Notes 3.63% 07/15/02..........   1,406,685    1,399,667
United States Treasury Notes 7.13% 09/30/99*******...  12,100,000   12,387,375
United States Tres Bd Strp Prn (PO) 0.00%
 02/15/19******......................................  13,100,000    3,674,943
                                                                  ------------
                                                                    65,128,520
                                                                  ------------
TOTAL U.S. TREASURY..................................               65,128,520
                                                                  ------------
YANKEE BOND (0.1%)
INDUSTRIALS
News Amerhldgs Inc. 8.880% 04/26/23..................     330,000      386,091
                                                                  ------------
TOTAL FIXED INCOME (Cost $119,587,059)...............              122,120,401
                                                                  ------------
                                                        SHARES
                                                      -----------
PREFERRED STOCK (0.4%)
Entertainment Property Inc. Pfd.****.................         200      189,042
Home Ownership Pfd.****..............................       1,250    1,215,581
Tier One Propertys Inc. Pfd.****.....................         125      121,398
                                                                  ------------
TOTAL PREFERRED STOCKS (Cost $1,579,307).............                1,526,021
                                                                  ------------
                                                         UNITS
                                                      -----------
SHORT TERM INVESTMENTS (COST $12,060,699) (3.4%)
State Street Bank Yield Enhanced Short Term Invest-
 ment Fund...........................................  12,060,699   12,060,699
                                                                  ------------
TOTAL INVESTMENTS (COST $345,397,782) (100.8%).......              361,378,330
Liabilities less Other Assets (-0.8%)................               (2,875,563)
                                                                  ------------
NET ASSETS (100.0%)..................................             $358,502,767
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                                 BALANCED FUND

                               DECEMBER 31, 1997

--------
       * Non-income producing security.
      ** An American Depository Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
     *** To be announced (TBA) securities are purchased (sold) on a forward commitment basis with an approximate principal amount and no definite maturity date. The actual principal amount and maturity date will be determined upon settlement.
    **** Security is restricted in accordance with Rule 144A under the Securities Act of 1933, which allows for the resale of such securities only to certain qualified buyers. The total cost and market value of Rule 144A securities owned at December 31, 1997 were $15,502,425 and $15,763,325, respectively.
   ***** Variable rate security. The rate shown reflects rate currently in effect.
  ****** Stripped asset backed securities represent the splitting of cash flows arising from U.S treasury securities into several classes which vary by the proportion of the payments on the certificate representing interest only (IO equals Int.), or principal only (PO equals PRN).
 ******* Portion of the security is segregated as collateral for TBA purchases.

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments, at value (cost $784,740,022)......................... $970,886,148
Cash..............................................................       61,632
Receivable for investments sold...................................    3,292,653
Receivable for fund units sold....................................      336,426
Dividends and interest receivable.................................    1,032,505
Unamortized organizational costs..................................      142,764
Other receivables.................................................       19,377
                                                                   ------------
  Total Assets....................................................  975,771,505
                                                                   ------------
LIABILITIES
Payable for investments purchased.................................    7,139,606
Investment advisory fee payable...................................      364,099
State Street Bank and Trust Co.--program fee payable..............      272,444
Trustee, management and administration fees payable...............       57,459
American Bar Retirement Association--program fee payable..........       41,506
Other accruals....................................................       42,406
                                                                   ------------
  Total Liabilities...............................................    7,917,520
                                                                   ------------
NET ASSETS (equivalent to $359.82 per unit based on 2,689,796 units outstanding)............................................... $967,853,985
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividends (net of foreign tax expense of $148,162).............. $  9,698,288
  Interest........................................................    1,590,872
                                                                   ------------
    Total investment income.......................................   11,289,160
                                                                   ------------
EXPENSES
  Investment advisory fee.........................................    2,288,957
  State Street Bank and Trust Company--program fee................    3,056,748
  Trustee, management and administration fees.....................      639,718
  American Bar Retirement Association--program fee................      446,549
  Reports to unitholders..........................................      138,707
  Amortization of organization costs..............................      218,466
  Legal and audit fees............................................      117,590
  Registration fee................................................      131,502
  Other expenses..................................................       35,895
                                                                   ------------
    Total expenses................................................    7,074,132
                                                                   ------------
Net investment income.............................................    4,215,028
                                                                   ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain...............................................  219,100,674
  Change in net unrealized appreciation...........................   (1,756,692)
                                                                   ------------
    Net realized and unrealized gain on investments...............  217,343,982
                                                                   ------------
  Net increase in net assets resulting from operations............ $221,559,010
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                            FOR THE
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1997           1996
                                                   -------------  ------------
FROM OPERATIONS
  Net investment income........................... $   4,215,028  $  7,885,241
  Net realized gain on investments................   219,100,674    77,526,269
  Net change in unrealized appreciation on invest-
   ments..........................................    (1,756,692)   50,117,149
                                                   -------------  ------------
    Net increase in net assets resulting from op-
     erations.....................................   221,559,010   135,528,659
                                                   -------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued......................   283,226,911    36,326,804
  Cost of units redeemed..........................  (289,729,985)  (56,891,452)
                                                   -------------  ------------
    Net decrease in net assets resulting from
     unitholder transactions......................    (6,503,074)  (20,564,648)
                                                   -------------  ------------
    Net increase in net assets....................   215,055,936   114,964,011
NET ASSETS
  Beginning of year...............................   752,798,049   637,834,038
                                                   -------------  ------------
  End of year..................................... $ 967,853,985  $752,798,049
                                                   =============  ============
NUMBER OF UNITS
  Outstanding--beginning of year..................     2,705,373     2,781,980
    Sold..........................................       865,694       146,346
    Redeemed......................................      (881,271)     (222,953)
                                                   -------------  ------------
  Outstanding--end of year........................     2,689,796     2,705,373
                                                   =============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the year)*

                                                                             FOR THE PERIOD
                                                                             JANUARY 2, 1992
                                       FOR THE YEAR ENDED                     (COMMENCEMENT
                                          DECEMBER 31,                      OF OPERATIONS) TO
                          ------------------------------------------------    DECEMBER 31,
                            1997      1996      1995      1994      1993          1992
                          --------  --------  --------  --------  --------  -----------------
Investment income.......  $   4.15  $   5.07  $   3.88  $   3.48  $   3.16      $   3.20
Expenses................     (2.60)    (2.22)    (1.88)    (1.60)    (1.52)        (1.45)
                          --------  --------  --------  --------  --------      --------
Net investment income...      1.55      2.85      2.00      1.88      1.64          1.75
Net realized and
 unrealized gain on
 investments............     80.01     46.14     57.72       .61     12.99          3.00
                          --------  --------  --------  --------  --------      --------
Net increase............     81.56     48.99     59.72      2.49     14.63          4.75
Net asset value at be-
 ginning of year........    278.26    229.27    169.55    167.06    152.43        147.68
                          --------  --------  --------  --------  --------      --------
Net asset value at end
 of year................  $ 359.82  $ 278.26  $ 229.27  $ 169.55  $ 167.06      $ 152.43
                          ========  ========  ========  ========  ========      ========
Ratio of expenses to av-
 erage net assets.......       .80%      .88%      .92%      .95%      .96%         1.01%****
Ratio of net investment
 income to average net
 assets.................       .48%     1.13%      .98%     1.12%     1.03%         1.22%****
Portfolio turnover......        88%       64%       60%       59%       82%           46%***
Total return............     29.31%    21.37%    35.23%     1.49%     9.60%         3.22%***
Average commissions
 rate**.................  $ 0.0516  $ 0.0564        --        --        --            --
Net assets at end of
 year (in thousands)....  $967,854  $752,798  $637,834  $479,435  $471,398      $427,933

--------
*Calculations prepared using the monthly average number of units outstanding during the year.
** Average commissions rate paid is presented for fiscal periods beginning on or after September 1, 1995.
***Not annualized.
****Ratios annualized.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

COMMON STOCK (97.6%)
BASIC INDUSTRIES (4.9%)
ALUMINUM
Aluminum Company Amer..................................     36,600 $  2,575,725
                                                                   ------------
CHEMICALS
Air Products & Chemicals Inc. .........................     40,200    3,306,450
Betzdearborn Inc. .....................................      1,000       61,063
Crompton & Knowles Corp. ..............................      5,200      137,800
Cytec Inds Inc.*.......................................      2,200      103,263
Du Pont EI De Nemours & Company........................     39,400    2,366,463
Georgia Gulf Corp. ....................................      6,200      189,875
Goodrich B F Company...................................      1,600       66,300
Grace W R & Company Del................................     82,400    6,628,051
Hercules Inc. .........................................      5,800      290,363
Monsanto Company.......................................    244,300   10,260,600
Morton Int'l Inc. Industries New.......................      1,700       58,438
PPG Inds Inc. .........................................      1,200       68,550
Praxair Inc. ..........................................     69,200    3,114,000
Sigma Aldrich..........................................      2,500       99,375
Valspar Corp. .........................................      1,200       38,250
Witco Corp. ...........................................        500       20,406
Zeneca Group PLC ADR**.................................     51,500    5,562,000
                                                                   ------------
                                                                     32,371,247
                                                                   ------------
CONTAINERS AND GLASS
Bemis Inc. ............................................      1,800       79,313
Crown Cork & Seal Inc. ................................      2,300      115,288
Owens Illinois Inc.*...................................      5,800      220,038
Corning Inc. ..........................................     13,700      508,613
                                                                   ------------
                                                                        923,252
                                                                   ------------
GOLD
Battle Mountain Gold Company...........................      2,300       13,513
Newmont Mining Corp. ..................................      9,900      290,813
                                                                   ------------
                                                                        304,326
                                                                   ------------
MINING
Freeport Mcmoran Copper & Gold.........................     11,600      182,700
                                                                   ------------
NON-FERROUS METALS
Engelhard Corp. .......................................      4,300       74,713
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

PAPER
Kimberly Clark Corp. ..................................     85,700 $  4,226,082
Minnesota Mining & Manufacturing Company...............     11,600      951,925
                                                                   ------------
                                                                      5,178,007
                                                                   ------------
PLASTICS
Illinois Tool Wks Inc. ................................     71,900    4,322,988
Sealed Air Corp. ......................................      2,300      142,025
                                                                   ------------
                                                                      4,465,013
                                                                   ------------
STEEL
Allegheny Teldyne Inc. ................................      7,900      204,413
Nucor Corp. ...........................................      4,400      212,575
Precisioncast Parts Corp. .............................        900       54,281
                                                                   ------------
                                                                        471,269
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................              46,546,252
                                                                   ------------
CAPITAL GOODS (6.1%)
BUILDING CONSTRUCTION
Fluor Corp. ...........................................      2,500       93,438
                                                                   ------------
BUILDING SUPPLIES
Applied Materials Inc.*................................    225,300    6,787,163
                                                                   ------------
CONSTRUCTION AND MINING EQUIPMENT
Dover Corp. ...........................................     85,800    3,099,525
Harnischfeger Industries Inc. .........................      1,000       35,313
                                                                   ------------
                                                                      3,134,838
                                                                   ------------
ELECTRICAL EQUIPMENT
American Power Conversion Corp.*.......................      5,300      125,213
Arrow Electronics Inc.*................................        600       19,463
ASM Lithography Hldg N V ADR* **.......................     29,600    1,998,000
Atmel Corp.*...........................................      5,300       98,381
AVX Corp. New..........................................        900       16,594
Dentsply Int'l Inc. New................................      3,600      109,800
Emerson Electric Company...............................      7,400      417,638
General Electric Company...............................    467,500   34,302,813
Johnson Ctls Inc. .....................................     53,000    2,530,750
Millipore Corp. .......................................      1,800       61,088
Philips Electrs N V ADR**..............................      4,500      272,250
Raychem Corp. .........................................      5,800      249,763
Ucar Int'l Inc.*.......................................      2,300       91,856
                                                                   ------------
                                                                     40,293,609
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

INDUSTRIAL MACHINERY
AES Corp. .............................................     57,500 $  2,680,938
American Standard Companies Inc. Del*..................      5,000      191,563
Crane Company..........................................      4,500      195,188
Pall Corp. ............................................      8,600      177,913
Presstek Inc.*.........................................      1,000       25,750
Thermo Electron Corp.*.................................      8,100      360,450
U.S. Filter Corp.*.....................................      3,900      116,756
                                                                   ------------
                                                                      3,748,558
                                                                   ------------
MISCELLANEOUS
Varian Assoc Inc. .....................................      1,300       65,731
                                                                   ------------
POLLUTION CONTROL
Browning Ferris Industries Inc. .......................     68,700    2,541,900
Republic Industries Inc.*..............................    106,200    2,475,788
USA Waste Services Inc.*...............................      9,120      357,960
                                                                   ------------
                                                                      5,375,648
                                                                   ------------
TOTAL CAPITAL GOODS....................................              59,498,985
                                                                   ------------
CONSUMER BASICS (34.2%)
DRUGS AND HEALTHCARE
Abbott Labs............................................     77,100    5,054,869
Alza Corp.*............................................     74,300    2,363,669
American Home Products Corp. ..........................     62,800    4,804,200
Amgen Inc. ............................................     41,700    2,257,013
Astra AB ADR**.........................................    195,666    3,363,009
Baxter Int'l Inc. .....................................     15,300      771,694
Becton Dickinson & Company.............................      7,200      360,000
Bergen Brunswig Corp. .................................     33,400    1,406,975
Biogen Inc.*...........................................      4,300      156,413
Biomet Inc. ...........................................      7,000      179,375
Boston Scientific Corp.*...............................      7,200      330,300
Bristol Myers Squibb Company...........................    123,400   11,676,725
Cardinal Health Inc. ..................................     53,050    3,985,381
Centocor Inc.*.........................................     74,700    2,483,775
Chiron Corp.*..........................................     11,000      187,000
Columbia/HCA Healthcare Corp...........................     18,000      533,250
Dura Pharmaceuticals Inc.*.............................      2,800      128,450
Forest Labs Inc. ......................................      1,800       88,763
General Nutrition Companies Inc.*......................      5,600      190,400
Genesis Health Ventures Inc.*..........................      1,600       42,200
Genzyme Corp.*.........................................      3,300       91,575

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

Guidant Corp. .........................................    195,500 $ 12,169,875
Health Care & Retirement Corp.*........................      1,600       64,400
Health Management Assoc.*..............................      7,350      185,588
Healthcare Compare Corp.*..............................     23,400    1,196,325
Healthsouth Corp.*.....................................     20,800      577,200
Immunex Corp. New*.....................................      1,500       81,000
Johnson & Johnson......................................    117,100    7,713,963
Lilly Eli & Company....................................    368,800   25,677,700
Lincare Holdings Inc.*.................................      2,300      131,100
McKesson Corp. New.....................................      1,200      129,825
Medtronic Inc. ........................................    128,400    6,716,925
Merck & Company Inc. ..................................    166,000   17,637,500
Mylan Labs Inc. .......................................      5,200      108,875
Omnicare Inc. .........................................      3,800      117,800
Oxford Health Plans Inc.*..............................      4,400       68,475
Pacificare Health Systems*.............................     38,300    2,001,713
Pfizer Inc. ...........................................    472,800   35,253,151
Phycor Inc.*...........................................     48,800    1,317,600
Quorum Health Group Inc.*..............................      5,550      144,994
Sangstat Med Corp.*....................................     46,800    1,895,400
Scherer Rp Corp. Del*..................................      1,000       61,000
Schering Plough Corp. .................................     42,100    2,615,463
Smithkline Beecham PLC.................................    264,500   13,605,219
Sofamor/Danek Group Inc.*..............................     45,900    2,986,369
St Jude Med Inc. ......................................      4,300      131,150
Stryker Corp. .........................................      3,600      134,100
Sybron Int'l Corp. Wisconsin*..........................      2,000       93,875
Tenet Healthcare Corp.*................................     70,900    2,348,563
United Healthcare Corp. ...............................     95,400    4,740,188
United States Surgical Corp. ..........................      1,800       52,763
Vencor Inc.*...........................................      4,200      102,638
Warner Lambert Company.................................     64,800    8,035,200
Watson Pharmaceuticals Inc.*...........................      5,200      168,675
Wellpoint Health Networks Inc.*........................      1,100       46,475
                                                                   ------------
                                                                    188,766,123
                                                                   ------------
FOOD AND BEVERAGE
Campbell Soup Company..................................     59,100    3,435,188
Coca Cola Company......................................    371,100   24,724,538
Coca Cola Enterprises Inc. ............................    122,900    4,370,632
Conagra Inc. ..........................................    121,500    3,986,719
Cpc Int'l Inc. ........................................      6,900      743,475

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

General Mls Inc. ......................................      7,200 $    515,700
Heinz HJ Company.......................................      8,200      416,663
Hershey Foods Corp. ...................................      3,100      192,006
Interstate Bakeries Corp. .............................      1,600       59,800
Kellogg Company........................................     53,400    2,649,975
McCormick & Company Inc. ..............................      1,900       53,200
Nabisco Holdings Corp. ................................     29,200    1,414,375
Nestle S A ADR**.......................................     26,000    1,940,250
Outback Steakhouse Inc.*...............................      3,400       97,750
Pepsico Inc. ..........................................    375,600   13,685,925
Pioneer Hi Bred Int'l Inc. ............................      4,540      486,915
Quaker Oats Company....................................      2,200      116,050
Ralston Purina Company.................................      5,300      492,569
Sara Lee Corp. ........................................     16,000      901,000
Sysco Corp. ...........................................      9,100      414,619
Tyson Foods Inc. (Del).................................      2,500       51,250
Whitman Corp. .........................................      3,600       93,825
Wrigley Wm Jr Company..................................      6,400      509,200
                                                                   ------------
                                                                     61,351,624
                                                                   ------------
HOUSEHOLD PRODUCTS
Clorox Company.........................................      4,600      363,688
Colgate Palmolive Company..............................    136,100   10,003,350
Dial Corp. New.........................................      4,700       97,819
Gillette Company.......................................    148,800   14,945,101
Hillenbrand Inds Inc. .................................      2,100      107,494
Procter & Gamble Company...............................    296,600   23,672,388
Rubbermaid Inc. .......................................      8,700      217,500
Tupperware Corp. ......................................      3,000       83,625
Unilever N V ADR**.....................................     82,000    5,119,875
                                                                   ------------
                                                                     54,610,840
                                                                   ------------
RETAIL GROCERY
Albertsons Inc. .......................................      6,300      298,463
Kroger Company*........................................     11,700      432,169
Safeway Inc.*..........................................     49,400    3,124,550
Starbucks Corp.*.......................................      5,200      199,550
                                                                   ------------
                                                                      4,054,732
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

TOBACCO
Philip Morris Companies Inc. ..........................    487,700 $ 22,098,907
UST Inc. ..............................................     11,000      406,313
                                                                   ------------
                                                                     22,505,220
                                                                   ------------
TOTAL CONSUMER BASICS..................................             331,288,539
                                                                   ------------
CONSUMER DURABLE GOODS (0.8%)
AUTO PARTS
Autoliv................................................      1,500       49,125
Borg Warner Automotive Inc. ...........................        400       20,800
Danaher Corp. .........................................      1,400       88,375
Eaton Corp. ...........................................      4,000      357,000
                                                                   ------------
                                                                        515,300
                                                                   ------------
AUTOMOBILES
Federal Signal Corp. ..................................      1,400       30,275
Ford Mtr Company Del...................................     95,000    4,625,313
Harley Davidson Inc. ..................................      7,800      213,525
Lear Corp.*............................................      2,000       95,000
Volvo Aktiebolaget ADR**...............................     52,000    1,404,000
                                                                   ------------
                                                                      6,368,113
                                                                   ------------
HOUSEHOLD APPLIANCES
Leggett & Platt Inc. ..................................      4,500      188,438
Newell Company.........................................     10,300      437,750
Sunbeam Corp. Del New..................................      4,000      168,500
Westpoint Stevens Inc.*................................      1,700       80,325
                                                                   ------------
                                                                        875,013
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               7,758,426
                                                                   ------------
CONSUMER NON-DURABLE GOODS (5.8%)
APPAREL AND TEXTILES
Cintas Corp. ..........................................      2,600      101,400
Fruit Of The Loom Inc.*................................      1,600       41,000
Gucci Group N V ADR**..................................     11,400      477,375
Jones Apparel Group Inc.*..............................      2,600      111,800
Liz Claiborne Inc. ....................................     61,500    2,571,469
Nike Inc. .............................................     61,500    2,413,875
Reebok Int'l Ltd. .....................................      1,300       37,456
Unifi Inc. ............................................      2,300       93,581
V F Corp. .............................................     42,400    1,947,750
Warnaco Group Inc. ....................................      2,300       72,163
Wolverine Worldwide Inc. ..............................      2,900       65,613
                                                                   ------------
                                                                      7,933,482
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

COSMETICS
Avon Prods Inc. .......................................     68,000 $  4,173,500
International Flavours.................................      3,000      154,500
Lauder Estee Companies Inc. ...........................      2,700      138,881
Revlon Inc.*...........................................     37,700    1,331,282
                                                                   ------------
                                                                      5,798,163
                                                                   ------------
LIQUOR
Anheuser Busch Companies Inc. .........................     55,100    2,424,400
                                                                   ------------
PHOTOGRAPHY
Eastman Kodak Company..................................      3,400      206,763
                                                                   ------------
RETAIL TRADE
Autozone Inc.*.........................................      9,900      287,100
Barnes & Noble Inc.*...................................      1,500       50,063
Bed Bath & Beyond Inc.*................................     40,300    1,551,550
Borders Group Inc.*....................................      3,600      112,725
Circuit City Stores Inc. ..............................      5,100      181,369
Compusa Inc.*..........................................      4,900      151,900
Consolidated Stores Corp.*.............................     60,750    2,669,204
Costco Companies Inc. .................................     10,800      481,950
CVS Corp. .............................................     18,100    1,159,531
Dayton Hudson Corp. ...................................      3,300      222,750
Dollar General Corp. ..................................      5,750      208,438
Dollar Tree Stores Inc.*...............................      2,100       86,888
Family Dollar Stores Inc. .............................     35,100    1,028,869
Federated Dept Stores Inc. Del*........................      3,500      150,719
Gap Inc. ..............................................     19,350      685,716
Home Depot Inc. .......................................     84,750    4,989,656
Kohls Corp.*...........................................      3,400      231,625
Lowes Companies Inc. ..................................    119,300    5,689,119
May Dept Stores Company................................     48,500    2,555,344
Nordstrom Inc. ........................................        900       54,338
Office Depot Inc.*.....................................      4,600      110,113
Pep Boys Manny Moe & Jack..............................      3,000       71,625
Petsmart Inc.*.........................................      7,400       53,650
Rite Aid Corp. ........................................      4,300      252,356
Ross Stores Inc. ......................................      3,400      123,675
Sears Roebuck & Company................................     51,200    2,316,800
Staples Inc.*..........................................     10,600      294,150
Tiffany & Company New..................................      1,300       46,881
TJX Companies Inc. New.................................     11,800      405,625

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

Wal Mart Stores Inc. ..................................    104,300 $  4,113,331
Walgreen Company.......................................     27,800      872,225
Woolworth Corp. .......................................    141,900    2,891,213
                                                                   ------------
                                                                     34,100,498
                                                                   ------------
TOYS, AMUSEMENTS, & SPORTING GOODS
Callaway Golf Company..................................      4,300      122,819
Hasbro Inc. ...........................................     96,300    3,033,450
Mattel Inc. ...........................................     77,200    2,875,700
                                                                   ------------
                                                                      6,031,969
                                                                   ------------
TOTAL CONSUMER NON-DURABLE GOODS.......................              56,495,275
                                                                   ------------
CONSUMER SERVICES (2.3%)
AIR TRAVEL
Comair Hldgs Inc. .....................................      5,650      136,306
                                                                   ------------
HOTELS & RESTAURANTS
Boston Chicken Inc.*...................................      1,400        9,013
Cracker Barrel Old Ctry Store..........................      4,000      133,500
Hilton Hotels Corp. ...................................      6,800      202,300
Host Marriott Corp.*...................................    250,000    4,906,250
ITT Corp. New*.........................................      6,700      555,263
La Quinta Inns Inc. ...................................      2,400       46,350
Marriot Int'l Inc. ....................................      6,600      457,050
McDonalds Corp. .......................................     36,100    1,723,775
Mirage Resorts Inc.*...................................     11,100      252,525
Wendys Int'l Inc. .....................................      4,600      110,688
                                                                   ------------
                                                                      8,396,714
                                                                   ------------
LEISURE TIME
Brunswick Corp. .......................................      1,000       30,313
Carnival Corp. ADR**...................................     43,000    2,381,125
Circus Circus Enterprises Inc.*........................      3,500       71,750
Disney Walt Company....................................    108,879   10,785,826
International Game Technology..........................      4,800      121,200
Regal Cinemas Inc.*....................................      2,400       66,900
                                                                   ------------
                                                                     13,457,114
                                                                   ------------
TOTAL CONSUMER SERVICES................................              21,990,134
                                                                   ------------
ENERGY (3.6%)
DOMESTIC OIL
Atlantic Richfield Company.............................     21,600    1,730,700
Noble Affiliates Inc. .................................     24,500      863,625

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

Pennzoil Company.......................................      1,200 $     80,175
Pogo Producing Company.................................      1,400       41,300
Unocal Corp. ..........................................      3,200      124,200
                                                                   ------------
                                                                      2,840,000
                                                                   ------------
GAS EXPLORATION
Anadarko Pete Corp. ...................................      3,200      194,200
Apache Corp. ..........................................      1,600       56,100
BJ Services Company*...................................     27,000    1,942,313
Burlington Res Inc. ...................................      2,987      133,855
Enron Corp. ...........................................      5,800      241,063
Oryx Energy Company....................................     22,500      573,750
Union Pacific Resources Group Inc. ....................     11,600      281,300
Union Texpete Holdings Inc. ...........................      3,100       64,519
Weatherford Enterra Inc.*..............................        900       39,375
                                                                   ------------
                                                                      3,526,475
                                                                   ------------
INTERNATIONAL OIL
British Petroleum PLC ADR**............................     43,000    3,426,563
Chevron Corp. .........................................     26,800    2,063,600
Mobil Corp. ...........................................     38,100    2,750,344
Shell Trans & Trading PLC ADR**........................     87,100    3,810,625
                                                                   ------------
                                                                     12,051,132
                                                                   ------------
PETROLEUM SERVICES
Baker Hughes Inc. .....................................      8,200      357,725
Camco Int'l Inc. ......................................     26,500    1,687,719
Diamond Offshore Drilling Inc. ........................      4,400      211,750
Dresser Inds Inc. .....................................      5,300      222,269
Ensco Int'l Inc. ......................................      7,800      261,300
Global Marine Inc.*....................................      7,800      191,100
Halliburton Company....................................     14,400      747,900
Lyondell Petrochemical Company.........................      1,300       34,450
Nabors Industries Inc.*................................      6,800      213,775
Noble Drilling Corp.*..................................      7,500      229,688
Reading & Bates Corp.*.................................      5,000      209,375
Renaissance Energy Ltd.*...............................     40,700      840,174
Rowan Companies Inc.*..................................      4,500      137,250
Schlumberger Ltd. ADR**................................     32,000    2,576,000
Smith Int'l Inc.*......................................      2,700      165,713
Talisman Energy Inc.*..................................     60,500    1,852,192
Tosco Corp. ...........................................      7,400      279,813
Total S A ADR**........................................     62,000    3,441,000

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

Transocean Offshore Inc. ..............................      4,000 $    192,750
Western Atlas Inc.*....................................     30,200    2,234,800
                                                                   ------------
                                                                     16,086,743
                                                                   ------------
TOTAL ENERGY...........................................              34,504,350
                                                                   ------------
FINANCE (10.1%)
BANKS
Bank New York Inc. ....................................     22,000    1,271,875
Bankamerica Corp. .....................................     69,600    5,080,800
Chase Manhattan Corp. (New)............................     94,600   10,358,700
Citicorp...............................................     16,100    2,035,644
Cooper Cameron Corp.*..................................      2,500      152,500
Fifth Third Bancorp....................................      7,500      613,125
MBNA Corp. ............................................     25,400      693,738
Mercantile Bancorporation Inc. ........................     29,400    1,808,100
Northern Trust Corp. ..................................      1,800      125,550
Norwest Corp. .........................................     91,100    3,518,738
Star Banccorp..........................................      3,200      183,600
Synovus Finl Corp. ....................................      7,700      252,175
US Bancorp Del.........................................     12,400    1,388,026
Wells Fargo & Company..................................     13,700    4,650,294
Zions Bancorp..........................................      2,900      131,588
                                                                   ------------
                                                                     32,264,453
                                                                   ------------
FINANCIAL SERVICES
American Express Company...............................     21,100    1,883,175
Amresco Inc. ..........................................     72,000    2,178,000
Associates First Cap Corp. ............................      3,800      270,275
Capital One Financial Corp. ...........................     62,600    3,392,138
Concord EFS Inc.*......................................      4,000       99,500
Corporate Express Inc.*................................      6,200       79,825
Countrywide Credit Inds Inc. ..........................      1,300       55,738
Federal Home Loan Mortgage Corp. ......................    164,000    6,877,751
Federal National Mortgage Association..................     55,500    3,166,969
Green Tree Financial Corp. ............................      8,900      233,069
Household Int'l Inc. ..................................     58,200    7,424,138
Money Store Inc. ......................................      2,700       56,700
Morgan Stanley Dean Witter.............................        900       53,213
Travelers Group Inc. ..................................     12,450      670,744
                                                                   ------------
                                                                     26,441,235
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

INSURANCE
Aetna Inc. ............................................      2,600 $    183,463
Aflac Inc. ............................................      5,500      281,188
American Bankers Insurance Group Inc. .................      1,000       45,938
American Int'l Group Inc. .............................     96,800   10,527,000
Cincinnati Financial Corp. ............................     30,529    4,296,957
Conseco Inc. ..........................................      4,000      181,750
Equifax Inc. ..........................................      9,300      329,569
Erie Indty Company.....................................      3,300       97,350
Everest Reinsurance Holdings...........................      1,600       66,000
Exel Ltd. ADR**........................................    110,800    7,021,950
Foundation Health Sys Inc. ............................      6,500      145,438
General Re Corp. ......................................     14,700    3,116,400
Marsh & McLennan Companies Inc. .......................      3,400      253,513
Medpartners Inc.*......................................      8,900      199,138
Magic Invtcorp Wis.....................................      7,200      478,800
PMI Group Inc. ........................................        800       57,850
Progressive Corp. Ohio.................................      2,200      263,725
Provident Companies Inc. ..............................      1,200       46,350
Sunamerica Inc. .......................................     11,400      487,350
Unum Corp. ............................................      3,100      168,563
                                                                   ------------
                                                                     28,248,292
                                                                   ------------
INVESTMENT COMPANIES
Franklin Res Inc. .....................................      5,100      443,381
Lehman Brothers Hldgs Inc. ............................        900       45,900
Price T Rowe & Assoc Inc. .............................      3,200      201,200
Schwab Charles Corp. ..................................      9,900      415,181
United Asset Management Corp. .........................      2,700       65,981
                                                                   ------------
                                                                      1,171,643
                                                                   ------------
SAVINGS AND LOAN
Ahmanson H F and Company...............................     50,200    3,360,263
Golden West Financial Corp. Del........................     37,000    3,619,063
Washington Mutual Inc. ................................     37,700    2,405,731
                                                                   ------------
                                                                      9,385,057
                                                                   ------------
TOTAL FINANCE..........................................              97,510,680
                                                                   ------------
GENERAL BUSINESS (7.0%)
BROADCASTING
Belo A H Corp. ........................................      1,900      106,638
CBS Corp. .............................................     47,000    1,383,563

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

Clear Channel Communications...........................      3,300 $    262,144
Comcast Corp. .........................................     20,000      631,250
HBO & Company..........................................     39,400    1,891,200
HSN Inc.*..............................................      1,700       87,550
Primedia Inc.*.........................................      5,600       70,700
TCI Satellite Entmt Inc.*..............................      6,800       46,750
Tele Communications Inc. New*..........................     97,589    3,173,606
US West Inc.*..........................................     65,400    1,888,425
Viacom Inc. ...........................................     50,000    2,051,063
                                                                   ------------
                                                                     11,592,889
                                                                   ------------
BUSINESS SERVICES
Accustaff Inc.*........................................      5,400      124,200
America Online Inc. Del*...............................     40,600    3,621,013
Apollo Group Inc.*.....................................      2,000       94,500
Automaticdata Processing Inc. .........................    121,200    7,438,651
Block H&R Inc. ........................................      3,500      156,844
Cognizant Corp. .......................................     10,500      467,906
Corrections Corp. America..............................      4,700      174,194
De Luxe Corp. .........................................      3,300      113,850
Donnelley RR & Sons Company............................        900       33,525
Ecolab Inc. ...........................................      2,500      138,594
First Data Corp. ......................................    105,200    3,077,100
Fiserv Inc.*...........................................      3,200      157,200
Gartner Group Inc. New*................................     43,100    1,605,475
Gtech Hldgs Corp.*.....................................      1,800       57,488
Humana Inc. ...........................................      7,100      147,325
Information Res Inc.*..................................     72,000      963,000
Interpublic Group Companies Inc. ......................     42,150    2,099,597
Manpower Inc. Wis......................................      5,300      186,825
Nokia Corp. ADR**......................................     67,000    4,690,000
Omnicom Group..........................................      8,400      355,950
Paychex Inc. ..........................................     37,000    1,873,126
Quintilestransnational Corp.*..........................     51,000    1,950,750
Robert Half Int'l Inc.*................................      4,650      186,000
Service Corp. Int'l....................................     15,500      572,531
Stewart Enterprises Inc. ..............................      1,100       51,288
Sun Guard Data Systems*................................      5,600      173,600
                                                                   ------------
                                                                     30,510,532
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                       SHARES      VALUE
                                                     ---------- ------------

NEWSPAPERS
Gannett Inc. .......................................     14,600 $    902,463
Knight Ridder Inc. .................................      1,100       57,200
New York Times Company..............................      2,000      132,250
News Corp Ltd. ADR**................................     71,100    1,528,651
Times Mirror Company New............................      5,100      313,650
Tribune Company New.................................      5,600      348,600
                                                                ------------
                                                                   3,282,814
                                                                ------------
OFFICE FURNISHINGS AND SUPPLIES
Avery Dennison Corp. ...............................     64,500    2,886,375
Hon Industries Inc. ................................      1,200       70,800
Ikon Office Solutions Inc. .........................      4,800      135,000
Lucent Technologies Inc. ...........................     77,100    6,158,363
Miller Herman Inc. .................................      2,700      147,319
Office Max Inc.*....................................      5,000       71,250
Reynolds & Reynolds Company.........................      5,600      103,250
Viking Office Prods Inc.*...........................      5,700      124,331
                                                                ------------
                                                                   9,696,688
                                                                ------------
PUBLISHING
Hollinger International Inc. .......................        300        4,200
Jostens Inc. .......................................     92,158    2,125,394
McGraw Hill Companies Inc. .........................      1,900      140,600
Meredith Corp. .....................................      1,500       53,531
Readers Digest Association Inc. ....................      2,500       59,063
Time Warner Inc. ...................................     99,400    6,162,800
                                                                ------------
                                                                   8,545,588
                                                                ------------
TELECOMMUNICATION SERVICES
Nextel Communications Inc.*.........................    100,000    2,600,000
Sterling Communications Inc.*.......................     38,300    1,472,157
Valassis Communications Inc. .......................        800       29,600
                                                                ------------
                                                                   4,101,757
                                                                ------------
TOTAL GENERAL BUSINESS..............................              67,730,268
                                                                ------------
MISCELLANEOUS (3.5%)
CONGLOMERATES
Harcourt Gen Inc. ..................................      1,900      104,025
Textron Inc. .......................................     41,100    2,568,750
US Inds Inc. New....................................      3,900      117,488
                                                                ------------
                                                                   2,790,263
                                                                ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                       SHARES      VALUE
                                                     ---------- ------------

MISCELLANEOUS
Blyth Inds Inc.*....................................      1,800 $     53,888
Cendant Corp. ......................................     42,222    1,451,371
Chancellor Media Corp.*.............................        800       59,700
Choicepoint Inc.*...................................        930       44,408
Commscope Inc.*.....................................          1           13
Crescendo Pharmaceuticals Corp.*....................        260        3,006
Dillards Inc. ......................................     40,000    1,410,000
Evi Inc.*...........................................      1,000       51,750
Fort James Corp. ...................................     59,812    2,287,809
General Semiconductor Inc.*.........................        900       10,406
Golden Stbancorp Inc.*..............................     76,000    2,840,500
Keane Inc.*.........................................      3,200      130,000
KLA Tencor Corp.*...................................    101,400    3,916,576
Meyer Fred Inc. Del New*............................      1,800       65,475
Nextlevel Systems Inc.*.............................      3,900       69,713
Nine Westgroup Inc.*................................      2,200       57,063
Pioneer Nat Res Company ADR**.......................     90,700    2,624,631
Promus Hotel Corp. New*.............................     43,927    1,844,934
Saks Holdings Inc.*.................................      3,900       80,681
Security Dynamics Tech Inc.*........................      2,100       75,075
SLM Holding Corp. ..................................     27,200    3,784,201
Solutia Inc. .......................................     47,460    1,266,589
Steris Corp.*.......................................      2,400      115,800
Tele Communications Inc. New*.......................     17,826      504,699
Teletech Hldgs Inc.*................................      1,600       18,200
Tricon Global Restaurants Inc.*.....................     18,530      538,528
Tyco Int'l Ltd New..................................    172,000    7,750,750
Unova Inc.*.........................................      1,700       27,944
                                                                ------------
                                                                  31,083,710
                                                                ------------
REAL ESTATE
Catellus Dev Corp.*.................................      2,900       58,000
Vornado Realty Tr...................................      3,800      178,363
                                                                ------------
                                                                     236,363
                                                                ------------
TOTAL MISCELLANEOUS.................................              34,110,336
                                                                ------------
SHELTER (0.1%)
CONSTRUCTION MATERIALS
Armstrongworld Inds Inc. ...........................        600       44,850
Fastenal Company....................................      2,100       80,325
Masco Corp. ........................................      7,500      381,563

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                       SHARES      VALUE
                                                     ---------- ------------

Sherwin Williams Company............................      1,000 $     27,750
USG Corp. ..........................................      1,000       49,000
                                                                ------------
                                                                     583,488
                                                                ------------
HOMEBUILDERS
Rouse Company.......................................      3,900      127,725
                                                                ------------
TOTAL SHELTER.......................................                 711,213
                                                                ------------
TECHNOLOGY (15.6%)
AEROSPACE
Allied Signal Inc. .................................     27,800    1,082,463
Boeing Company......................................    154,500    7,560,844
Computer Sciences Corp.*............................     20,700    1,728,450
Gulfstream Aerospace Corp. New*.....................      4,000      117,000
Lockheed Martin Corp. ..............................        100        9,850
United Technologies Corp. ..........................     42,600    3,101,813
                                                                ------------
                                                                  13,600,420
                                                                ------------
COMPUTERS AND BUSINESS EQUIPMENT
3Com Corp.*.........................................     52,100    1,820,244
Ascend Communications Inc.*.........................     89,630    2,195,935
Bay Networks Inc.*..................................     11,100      283,744
Cabletronsystems Inc.*..............................      6,600       99,000
Ceridian Corp.*.....................................      4,100      187,831
Cisco Sysinc*.......................................    278,300   15,515,226
Compaq Computer Corp. ..............................     75,700    4,272,319
Dell Computer Corp.*................................     75,100    6,308,400
Diebold Inc. .......................................      4,600      232,875
EMC Corp. Mass*.....................................     80,400    2,205,975
Fore Systems*.......................................      4,400       67,100
Gateway 2000 Inc.*..................................      4,400      143,550
Hewlett Packard Company.............................     86,100    5,381,250
Ingram Micro Inc.*..................................      2,000       58,250
International Business Machs........................     18,000    1,882,125
Iomega Corp.*.......................................     12,600      156,713
Komag Inc.*.........................................      2,200       32,725
Micron Electronics Inc.*............................      1,100       10,038
Netscape Communications Corp.*......................      2,741       66,812
Networks Associates Inc.*...........................      3,000      158,625
Novellus Systems Inc.*..............................      1,600       51,700
Pairgain Technologies Inc.*.........................      4,300       83,313
Peoplesoft Inc.*....................................     78,800    3,073,200
Pitney Bowes Inc. ..................................      6,600      593,588

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                       SHARES      VALUE
                                                     ---------- ------------

Qualcomm Inc.*......................................      3,800 $    191,900
Quantum Corp.*......................................      6,000      120,375
Seagate Technology*.................................     14,400      277,200
Sun Microsystems Inc.*..............................     51,500    2,053,563
Sundstrand Corp. ...................................     49,900    2,513,713
Symbol Technologies Inc. ...........................      1,200       45,300
Tandy Corp. ........................................      2,100       80,981
Tech Datacorp*......................................      1,900       73,863
Unisys Corp. .......................................      3,500       48,563
Western Digital Corp.*..............................      5,100       81,919
Xerox Corp. ........................................     48,500    3,579,907
                                                                ------------
                                                                  53,947,822
                                                                ------------
ELECTRONICS
Adaptec Inc.*.......................................      7,000      259,875
ADC Telecommunications Inc.*........................      8,100      338,175
Advanced Fibre Communications*......................      3,800      110,675
Advanced Micro Devices Inc.*........................      3,900       69,956
Altera Corp.*.......................................     56,300    1,864,938
Amp Inc. ...........................................      4,000      168,000
Analog Devices Inc.*................................     10,200      282,413
Andrew Corp.*.......................................      5,900      141,600
Avnet Inc. .........................................        100        6,600
Cambridge Technology Partners M*....................      2,600      108,225
Ciena Corp.*........................................      5,700      348,413
Cypress Semiconductor Corp.*........................      3,100       26,350
Dallas Semiconductor Corp. .........................      1,700       69,275
DSC Communications Corp.*...........................     42,100    1,010,400
Electronic Data Systems Corp. New...................     75,600    3,321,675
Eletronics For Imaging Inc.*........................      3,400       56,525
Ericsson LM Telephone Company ADR**.................    147,400    5,499,863
Honeywell Inc. .....................................     29,100    1,993,350
Intel Corp. ........................................    304,000   21,356,000
Lam Resh Corp.*.....................................      2,200       64,350
Lattice Semiconductor Corp.*........................      1,600       75,800
Lexmark Int'l Group Inc.*...........................      4,900      186,200
Linear Technology Corp. ............................      4,800      276,600
LSI Logiccorp*......................................      7,700      152,075
Maxim Integrated Prods Inc.*........................      7,600      262,200
Micron Technology Inc. .............................     79,500    2,067,000
Molex Inc. .........................................     39,000    1,126,313
Motorola Inc. ......................................     32,400    1,848,825

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                       SHARES      VALUE
                                                     ---------- ------------

National Semiconductor Corp.*.......................      1,500 $     38,906
Newbridge Networks Corp. ADR* **....................     84,300    2,939,879
Perkin Elmer Corp. .................................      3,000      213,188
SCI Systems Inc.*...................................      2,900      126,331
Scientific Atlanta Inc. ............................      4,300       72,025
Silicon Graphics Inc.*..............................     52,500      652,969
Tellabs Inc.*.......................................      9,900      523,463
Teradyne Inc.*......................................     94,300    3,017,600
Texas Instruments Inc. .............................     22,400    1,008,000
Vitesse Semiconductor Corp.*........................      2,500       94,375
Xilinx Inc.*........................................     31,800    1,114,988
                                                                ------------
                                                                  52,893,395
                                                                ------------
SOFTWARE
Adobe Sysinc........................................      4,100      169,125
Autodesk Inc. ......................................      3,000      111,000
BMC Software Inc.*..................................     16,200    1,063,125
Cadence Design Systems Inc.*........................     12,800      313,600
Computer Associates Int'l Inc. .....................     79,700    4,214,138
Compuware Corp.*....................................      9,000      288,000
Electronic Arts*....................................     56,700    2,143,969
Informix Corp.*.....................................      6,000       28,500
Intuit*.............................................      2,800      115,500
Microchip Technology Inc.*..........................      2,700       81,000
Microsoft Corp.*....................................    154,500   19,969,125
Novell Inc.*........................................      5,700       42,750
Oracle Corp.*.......................................     43,450      969,478
Parametric Technology Corp. ........................      7,800      369,525
Shared Medical System...............................      1,900      125,400
Solectron Corp.*....................................      6,400      266,000
Sybase Inc.*........................................      3,100       41,269
Synopsys Inc.*......................................      2,700       96,525
Transaction Systems Architects Inc.*................      2,000       76,000
                                                                ------------
                                                                  30,484,029
                                                                ------------
TOTAL TECHNOLOGY....................................             150,925,666
                                                                ------------
TRANSPORTATION (0.2%)
RAILROADS
Kansas City Southern Inds Inc. .....................      3,300      104,775
Wisconsin Cent Transn Corp.*........................     78,600    1,837,275
                                                                ------------
                                                                   1,942,050
                                                                ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

TRUCKING AND FREIGHT FORWARDING
Federal Express Corp.*.................................      1,100 $     67,169
Pittston Brinks Group..................................      1,200       48,300
Tidewater Inc. ........................................      3,200      176,400
                                                                   ------------
                                                                        291,869
                                                                   ------------
TOTAL TRANSPORTATION...................................               2,233,919
                                                                   ------------
UTILITIES (3.4%)
ELECTRIC UTILITIES
Calenergy Inc.*........................................      2,900       83,375
Northeast Utilities....................................    103,400    1,221,413
                                                                   ------------
                                                                      1,304,788
                                                                   ------------
GAS & PIPELINE UTILITIES
Falcon Drilling*.......................................      4,200      147,263
MCN Energy Group Inc. .................................     61,400    2,479,025
Sonat Inc. ............................................      3,000      137,250
Transtexas Gas Corp.*..................................        800       11,850
Williams Companies Inc. ...............................    112,800    3,200,700
                                                                   ------------
                                                                      5,976,088
                                                                   ------------
TELEPHONE
360 Communications Company*............................      8,600      173,614
Airtouch Communications Inc.*..........................     74,300    3,088,094
Ameritech Corp. .......................................      2,500      201,250
AT&T Corp. ............................................     38,391    2,351,449
Century Tel Enterprises Inc. ..........................      1,700       84,681
Cincinnati Bell Inc. ..................................      6,900      213,900
GTE Corp. .............................................      9,800      512,050
LCI International Inc.*................................      5,600      172,200
MCI Communications Corp. ..............................     53,800    2,303,313
SBC Communications Inc. ...............................     50,400    3,691,800
Teleport Communications Group*.........................     45,900    2,518,763
Worldcom Inc. Ga.......................................    347,080   10,499,170
                                                                   ------------
                                                                     25,810,284
                                                                   ------------
TOTAL UTILTITIES.......................................              33,091,160
                                                                   ------------
TOTAL COMMON STOCKS (Cost $758,249,077)................             944,395,203
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                              GROWTH EQUITY FUND

                               DECEMBER 31, 1997

                                                          UNITS       VALUE
                                                        ---------- ------------

SHORT TERM INVESTMENTS (COST $26,490,945) (2.7%)
State Street Bank Yield Enhanced Short Term Investment
 Fund.................................................  26,490,945 $ 26,490,945
                                                                   ------------
TOTAL INVESTMENTS (COST $784,740,022) (100.3%)........              970,886,148
Liabilities less Other Assets (-0.3%).................               (3,032,163)
                                                                   ------------
NET ASSETS (100.0%)...................................             $967,853,985
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

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments:
 State Street Bank ABA Members/Pooled Stable Asset Fund Trust, at
  value
  (cost $633,755,115)............................................. $633,755,115
Receivable for fund units sold....................................    1,065,874
Unamortized organizational costs..................................       94,179
                                                                   ------------
  Total Assets....................................................  634,915,168
                                                                   ------------
LIABILITIES
State Street Bank and Trust Co.--program fee payable..............      181,550
Trustee, management and administration fees payable...............      107,185
American Bar Retirement Association--program fee payable..........       27,786
Other accruals....................................................       33,826
                                                                   ------------
  Total Liabilities...............................................      350,347
                                                                   ------------
NET ASSETS (equivalent to $1.00 per unit based on 634,564,821 units outstanding)............................................... $634,564,821
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INTEREST INCOME....................................................  $38,695,839
                                                                     -----------
EXPENSES
  State Street Bank and Trust Company--program fee.................    2,220,371
  Trustee, management and administration fees......................    1,277,664
  American Bar Retirement Association--program fee.................      324,391
  Amortization of organization costs...............................      166,591
  Legal and audit fees.............................................       85,210
  Reports to unitholders...........................................      100,513
  Registration fee.................................................       95,302
  Other expenses...................................................       43,593
                                                                     -----------
    Total expenses.................................................    4,313,635
                                                                     -----------
Net investment income and net increase in net assets resulting from operations........................................................  $34,382,204
                                                                     ===========



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
FROM OPERATIONS
  Net investment income and net increase in net
   assets resulting from operations................ $ 34,382,204  $ 31,794,217
                                                    ------------  ------------
  Reinvestment of net investment income............  (34,382,204)  (31,794,217)
                                                    ------------  ------------
FROM UNITHOLDER TRANSACTIONS (at $1.00 per unit):
  Proceeds from units issued.......................  165,192,903   102,727,142
  Units issued in connection with reinvestment of
   net investment income...........................   34,382,204    31,794,217
  Cost of units redeemed........................... (199,773,055) (129,966,222)
                                                    ------------  ------------
  Net increase (decrease) in net assets resulting
   from unitholder transactions....................     (197,948)    4,555,137
                                                    ------------  ------------
    Net increase (decrease) in net assets..........     (197,948)    4,555,137
NET ASSETS
  Beginning of year................................  634,762,769   630,207,632
                                                    ------------  ------------
  End of year...................................... $634,564,821  $634,762,769
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the year)*

                                                                                       FOR THE PERIOD
                                                                                      DECEMBER 5, 1991
                                           FOR THE YEAR ENDED                          (COMMENCEMENT
                                              DECEMBER 31,                            OF OPERATIONS TO
                          ----------------------------------------------------------    DECEMBER 31,
                            1997      1996      1995      1994      1993      1992         1991)
                          --------  --------  --------  --------  --------  --------  ----------------
Investment income.......  $   .060  $   .058  $   .061  $   .043  $   .035  $   .042      $   .004
Expenses................     (.007)    (.007)    (.007)    (.007)    (.008)    (.008)        (.000)
                          --------  --------  --------  --------  --------  --------      --------
Net investment income...      .053      .051      .054      .036      .027      .034          .004
Reinvestment of net in-
 vestment income........     (.053)    (.051)    (.054)    (.036)    (.027)    (.034)        (.004)
                          --------  --------  --------  --------  --------  --------      --------
Net asset value at be-
 ginning and end
 of year................  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00      $   1.00
                          ========  ========  ========  ========  ========  ========      ========
Ratio of expenses to av-
 erage net assets.......       .68%      .68%      .73%      .73%      .75%       79%          --
Ratio of net investment
 income to average net
 assets.................      5.38%     5.15%     5.32%     3.55%     2.77%     3.45%          --
Net assets at end of
 year (in thousands)....  $634,565  $634,763  $630,208  $491,979  $509,905  $589,882      $560,334

--------
* Calculations prepared using the monthly average number of units outstanding during the year.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                            STABLE ASSET RETURN FUND

                               DECEMBER 31, 1997

UNITS OF COLLECTIVE INVESTMENT FUNDS

State Street Bank ABA Members/Pooled Stable Asset Fund Trust
 ("SAFT")
 (Units 633,755,115) (a).......................................... $633,755,115
                                                                   ------------
TOTAL INVESTMENTS (Cost $633,755,115) (99.8%).....................  633,755,115
OTHER ASSETS LESS LIABILITIES (.2%)...............................      809,706
                                                                   ------------
NET ASSETS (100.0%)............................................... $634,564,821
                                                                   ============

--------
(a) SAFT holds the following investments:

                                               EFFECTIVE ANNUAL INVESTMENTS AT
                                               PERCENTAGE RATE  CONTRACT VALUE
                                                     1997          (NOTE 2)
                                               ---------------- --------------
   INVESTMENT CONTRACTS (52.03%)
   AEGON USA, INC.
    6 Investment Contracts
    (Maturities ranging from April 30, 1998 to
    March 31, 2002)...........................    6.07-7.03%     $ 29,004,692
   Allstate Life Insurance Company
    3 Investment Contracts
    (Maturities ranging from July 1, 1998 to
    July 31, 1999)............................    6.52-7.53        14,093,554
   Continental Assurance Company
    6 Investment Contracts
    (Maturities ranging from July 31, 1998 to
    December 31, 2002)........................    6.00-7.32        38,055,739
   Hartford Life Insurance Company
    1 Investment Contract
    (Matures December 31, 1998)...............         4.70         1,950,213
   John Hancock Mutual Life Insurance Company
    6 Investment Contracts
    (Maturities ranging from January 31, 1998
    to November 30, 2002).....................    5.06-7.75        29,295,482
   Life of Virginia
    5 Investment Contracts, Indexed
    (Maturities ranging from May 31, 1999 to
    August 30, 2002 and upon funds request)...    5.35-7.10        27,738,346
   Metropolitan Life Insurance Company
    3 Investment Contracts
    (Maturities ranging from February 28, 1998
    to February 28, 2001).....................    6.08-6.37        22,762,244
   New York Life Asset Management
    6 Investment Contracts
    (Maturities ranging from January 15, 1998
    to September 30, 2002)....................    5.51-6.93        37,087,009
   Pacific Mutual Life Insurance Company
    3 Investment Contracts, Indexed
    (Maturities ranging from February 13, 1998
    to January 31, 2002)......................    5.74-6.91        23,561,548
   Principal Mutual Life Insurance Company
    6 Investment Contracts
    (Maturities ranging from August 31, 1999
    to August 30, 2002).......................    5.70-7.23        32,130,076
   Provident Life and Accident Assurance Com-
    pany
    1 Investment Contract
    (Matures March 31, 1998)..................    6.28-7.31         8,279,151
   Prudential Asset Management
    3 Investment Contracts
    (Maturities ranging from January 31, 1998
    to January 31, 2000)......................    5.19-7.35        17,103,580

   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                           STABLE ASSET RETURN FUND

                               DECEMBER 31, 1997

                                               EFFECTIVE ANNUAL INVESTMENTS AT
                                               PERCENTAGE RATE  CONTRACT VALUE
                                                     1997          (NOTE 2)
                                               ---------------- ---------------
   INVESTMENT CONTRACTS (CONTINUED)
   Sun Life of Canada
    2 Investment Contracts
    (Maturities ranging from December 31,
    1999 to April 30, 2001)..................       6.82-6.87%   $ 18,957,835
   Transamerica Asset Management
    4 Investment Contracts
    (Maturities ranging from August 31, 1998
    to September 30, 2002)...................       6.25-7.24      24,464,406
   Travelers Insurance Company
    1 Investment Contract
    (Maturities ranging from June 30, 1999 to
    June 30, 2003)...........................            6.30      10,016,752
                                                                 ------------
   Total Investment Contracts (Cost
    $334,500,627)............................                     334,500,627
                                                                 ------------
   Synthetic Investment Contracts* (4.21%)
   CDC Investment Management Group
    2 Investment Contracts
    (Maturities ranging from February 15,
    1998 to November 15, 2002)...............       6.42-7.70      10,547,700
   Underlying Securities:
    Bank of New York Cash Reserve market
     value $393,884 units 393,884
    FHLMC REMIC, 6.75%, 5/25/13, Principal
     $900,000 market value $902,727
    FHLMC REMIC, 6.75%, 10/15/13, Principal
     $4,494,408 market value $4,499,172
    FNMA Pool, 6.739%, 6/1/27, Principal
     $4,478,153 market value $4,569,821
    Total market value $10,365,604, wrapper
     $182,096................................
   J. P. Morgan
    1 Investment Contract
    (Maturities ranging from January 15, 1998
    to January 15, 1999).....................            5.28       5,347,206
   Underlying Security:
    U.S. Treasury Note, 6.375%, 1/15/99,
     principal $4,207,000
    Total market value $4,239,226, wrapper
     $1,107,980..............................
   Morgan Guaranty Trust Company
    1 Investment Contract
    (Maturities ranging from December 15,
    1999 to May 15, 2001)....................            7.06      11,143,982
   Underlying Security:
    Advanta Credit Card Master Trust, 5.839%,
    11/15/03, principal $10,000,000
    Total market value $10,007,100, wrapper
    $1,136,882
                                                                 ------------
   Total Synthetic Investment Contracts (Cost
    $27,038,888).............................                      27,038,888
                                                                 ------------
                                                     COST       AMORTIZED VALUE
                                               ---------------- ---------------
   SHORT TERM INVESTMENTS (43.76%)
   State Street Bank
    Yield Enhanced Short Term Investment
    Fund--281,353,273 units..................    $281,353,273     281,353,273
                                                                 ------------
   TOTAL INVESTMENTS (100.00%) (COST
    $642,892,788)............................                    $642,892,788**
                                                                 ============

--------
 * Synthetic investment contracts represent individual assets placed in a trust with ownership by the fund and a third party issues a wrapper contract that provides that holders can, and must, execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
** Stable Asset Return Fund holds 98.58% of State Street Bank ABA
   Members/Pooled Stable Asset Fund Trust.

  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments:
 State Street Global Advisors Flagship S&P 500 Index Fund, at
  value
  (cost $84,979,125 and units 739,614)............................  $117,787,995
 State Street Global Advisors Russell Special Small Company Common
  Trust Fund, at value (cost $28,748,466 and units 1,977,773).....    35,957,902
Receivable for fund units sold....................................       198,695
Unamortized organizational costs..................................        21,923
                                                                    ------------
  Total Assets....................................................   153,966,515
                                                                    ------------
LIABILITIES
Payable for fund units redeemed...................................       186,329
State Street Bank and Trust Co.--program fee payable..............        43,092
Trustee, management and administration fees payable...............        19,704
American Bar Retirement Association--program fee payable..........         6,261
Other accruals....................................................         1,986
                                                                    ------------
  Total Liabilities...............................................       257,372
                                                                    ------------
NET ASSETS (equivalent to $22.05 per unit based on 6,971,219 units outstanding).....................................................  $153,709,143
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividend income.................................................. $   507,403
                                                                    -----------
    Total investment income........................................     507,403
                                                                    -----------
EXPENSES
  State Street Bank and Trust Co.--program fee.....................     433,768
  Trustee, management and administration fees......................     198,186
  American Bar Retirement Association--program fee.................      63,363
  Amortization of organization costs...............................      28,260
  Legal and audit fees.............................................      16,728
  Report to unitholders............................................      19,732
  Registration fee.................................................      18,707
  Other expenses...................................................       3,511
                                                                    -----------
    Total expenses.................................................     782,255
                                                                    -----------
Net investment loss................................................    (274,852)
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain................................................   6,358,747
  Change in net unrealized appreciation on investments.............  26,647,934
                                                                    -----------
    Net realized and unrealized gain on investments................  33,006,681
                                                                    -----------
Net increase in net assets resulting from operations............... $32,731,829
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------  -----------
FROM OPERATIONS
  Net investment income (loss)...................... $   (274,852) $   757,732
  Net realized gain on investments..................    6,358,747    5,721,776
  Net change in unrealized appreciation on invest-
   ments............................................   26,647,934    6,212,264
                                                     ------------  -----------
  Net increase in net assets resulting from opera-
   tions............................................   32,731,829   12,691,772
                                                     ------------  -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units sold..........................   53,390,069   31,403,731
  Cost of units redeemed............................  (15,293,758)  (9,234,771)
                                                     ------------  -----------
  Net increase in net assets resulting from
   unitholder transactions..........................   38,096,311   22,168,960
                                                     ------------  -----------
    Net increase in net assets......................   70,828,140   34,860,732
NET ASSETS
  Beginning of year.................................   82,881,003   48,020,271
                                                     ------------  -----------
  End of year....................................... $153,709,143  $82,881,003
                                                     ============  ===========
NUMBER OF UNITS
  Outstanding--beginning of year....................    4,914,409    3,437,843
    Sold............................................    2,867,768    2,077,161
    Redeemed........................................     (810,958)    (600,595)
                                                     ------------  -----------
  Outstanding--end of year..........................    6,971,219    4,914,409
                                                     ============  ===========


   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               INDEX EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                                FOR THE PERIOD
                                    FOR THE YEAR ENDED          APRIL 30, 1994
                                       DECEMBER 31,             (COMMENCEMENT)
                                 ---------------------------   OF OPERATIONS) TO
                                   1997      1996     1995     DECEMBER 31, 1994
                                 --------   -------  -------   -----------------
Investment income..............  $    .08   $   .28  $   .02        $   --
Expenses.......................      (.12)     (.11)    (.08)          (.04)
                                 --------   -------  -------        -------
Net investment income (loss)...      (.04)      .17     (.06)          (.04)
Net realized and unrealized
 gain on investments...........      5.23      2.72     3.68            .39
                                 --------   -------  -------        -------
Net increase in unit value.....      5.19      2.89     3.62            .35
Net asset value at beginning of
 period........................     16.86     13.97    10.35          10.00
                                 --------   -------  -------        -------
Net asset value at end of peri-
 od............................  $  22.05   $ 16.86  $ 13.97        $ 10.35
                                 ========   =======  =======        =======
Ratio of expenses to average
 net assets....................       .62 %     .69%     .68 %          .94%**
Ratio of net investment income
 (loss) to average net assets..      (.22)%    1.15%    (.52)%          .94%**
Portfolio turnover ***.........        11 %      17%     132 %           54%****
Total return...................     30.78 %   20.68%   34.98 %         3.50%****
Net assets at end of period (in
 thousands)....................  $153,709   $82,881  $48,020        $11,662

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
**   Ratios annualized.
*** Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investments funds.
**** Not annualized.


  The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments:
 PIMCO Total Return Fund, at value
  (cost $55,142,561 and shares 5,244,525).......................... $55,591,967
 MasterWorks Bond Index Fund, at value
  (cost $26,736,280 and shares 2,789,373)..........................  27,168,493
Receivable for fund units sold.....................................     125,519
Unamortized organizational costs...................................      10,300
                                                                    -----------
    Total Assets...................................................  82,896,279
                                                                    -----------
LIABILITIES
Payable for investments purchased..................................     127,325
State Street Bank and Trust Co.--program fee payable...............      22,979
Trustee, management and administration fees payable................       6,844
American Bar Retirement Association--program fee payable...........       3,347
Other accruals.....................................................       1,301
                                                                    -----------
    Total Liabilities..............................................     161,796
                                                                    -----------
NET ASSETS (equivalent to $11.91 per unit
 based on 6,945,554 units outstanding)............................. $82,734,483
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividends......................................................... $5,665,296
                                                                     ----------
    Total investment income.........................................  5,665,296
                                                                     ----------
EXPENSES
  State Street Bank and Trust Co.--program fee......................    230,899
  Trustee, management and administration fees.......................     66,716
  American Bar Retirement Association--program fee..................     33,730
  Amortization of organization costs................................     15,525
  Reports to unitholders............................................     10,490
  Legal and audit fees..............................................      8,893
  Registration fee..................................................      9,945
  Other expenses....................................................      3,350
                                                                     ----------
    Total expenses..................................................    379,548
                                                                     ----------
Net investment income...............................................  5,285,748
                                                                     ----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain.................................................     10,090
  Change in net unrealized appreciation.............................  1,061,117
                                                                     ----------
    Net realized and unrealized loss on investments.................  1,071,207
                                                                     ----------
Net increase in net assets resulting from operations................ $6,356,955
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
FROM OPERATIONS
  Net investment income.............................. $ 5,285,748  $ 2,589,601
  Net realized gain (loss) on investments............      10,090     (177,766)
  Net change in unrealized appreciation
   (depreciation) on investments.....................   1,061,117   (1,011,400)
                                                      -----------  -----------
  Net increase in net assets resulting from opera-
   tions.............................................   6,356,955    1,400,435
                                                      -----------  -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from units issued.........................  34,646,710   21,795,326
  Cost of units redeemed.............................  (7,880,999) (10,040,616)
                                                      -----------  -----------
  Net increase in net assets resulting from
   unitholder transactions...........................  26,765,711   11,754,710
                                                      -----------  -----------
    Net increase in net assets.......................  33,122,666   13,155,145
NET ASSETS
  Beginning of year..................................  49,611,817   36,456,672
                                                      -----------  -----------
  End of year........................................ $82,734,483  $49,611,817
                                                      ===========  ===========
NUMBER OF UNITS
  Outstanding--beginning of year.....................   4,556,518    3,447,358
    Sold.............................................   3,093,999    2,076,702
    Redeemed.........................................    (704,963)    (967,542)
                                                      -----------  -----------
  Outstanding--end of year...........................   6,945,554    4,556,518
                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                                FOR THE PERIOD
                                                                 SEPTEMBER 5,
                                                 FOR THE             1995
                                               YEAR ENDED        (COMMENCEMENT
                                              DECEMBER 31,     OF OPERATIONS) TO
                                             ----------------    DECEMBER 31,
                                              1997     1996          1995
                                             -------  -------  -----------------
Investment income..........................  $   .97  $   .67       $   .34
Expenses...................................     (.07)    (.06)         (.02)
                                             -------  -------       -------
Net investment income......................      .90      .61           .32
Net realized and unrealized gain (loss) on
 investments...............................      .12     (.30)          .26
                                             -------  -------       -------
Net increase in unit value.................     1.02      .31           .58
Net asset value at beginning of period.....    10.89    10.58         10.00
                                             -------  -------       -------
Net asset value at end of period...........  $ 11.91  $ 10.89       $ 10.58
                                             =======  =======       =======
Ratio of expenses to average net assets....      .57%     .58%          .69%**
Ratio of net investment income to average
 net assets................................     7.93%    5.82%         9.17%**
Portfolio turnover***......................       14%      22%            2%****
Total return...............................     9.37%    2.93%         5.80%****
Net assets at end of period (in thousands).  $82,734  $49,612       $36,457

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
**  Ratios annualized.
*** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.
**** Not annualized.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
T. Rowe Price International Stock Fund, at value (cost $63,984,771 and shares 4,396,738)............................................. $59,004,235
Receivable for fund units sold.....................................     196,627
Unamortized organizational costs...................................      15,736
                                                                    -----------
  Total Assets.....................................................  59,216,598
                                                                    -----------
LIABILITIES
Payable for investments purchased..................................     154,832
Payable for fund units repurchased.................................      41,795
State Street Bank and Trust Co.--program fee payable...............      16,645
Trustee, management and administration fees payable................       3,543
American Bar Retirement Association--program fee payable...........       2,596
Other accruals.....................................................         240
                                                                    -----------
  Total Liabilities................................................     219,651
                                                                    -----------
NET ASSETS (equivalent to $18.21 per unit based on 3,239,192 units outstanding)...................................................... $58,996,947
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividends........................................................ $ 3,113,573
  Other income.....................................................      37,721
                                                                    -----------
    Total investment income........................................   3,151,294
                                                                    -----------
EXPENSES
  State Street Bank and Trust Co.--program fee.....................     182,992
  Trustee, management and administration fees......................      38,315
  American Bar Retirement Association--program fee.................      26,731
  Amortization of organization costs...............................      11,523
  Reports to unitholders...........................................       8,320
  Legal and audit fees.............................................       7,053
  Registration fee.................................................       7,887
  Other expenses...................................................       3,602
                                                                    -----------
    Total expenses.................................................     286,423
                                                                    -----------
Net investment income..............................................   2,864,871
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain................................................   4,264,284
  Change in net unrealized depreciation............................  (6,012,507)
                                                                    -----------
    Net realized and unrealized loss on investments................  (1,748,223)
                                                                    -----------
Net increase in net assets resulting from operations............... $ 1,116,648
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                       FOR THE
                                                     YEAR ENDED
                                                    DECEMBER 31,
                                        --------------------------
                                            1997          1996
                                        ------------  ------------
FROM OPERATIONS
  Net investment income................ $  2,864,871  $    830,951
  Net realized gain on investments.....    4,264,284     1,492,478
  Net change in unrealized appreciation
   (depreciation) on investments.......   (6,012,507)    1,022,272
                                        ------------  ------------
  Net increase in net assets resulting
   from operations.....................    1,116,648     3,345,701
                                        ------------  ------------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from sales of units.........   84,016,272    35,096,067
  Cost of units redeemed...............  (59,404,273)  (16,022,030)
                                        ------------  ------------
  Net increase in net assets resulting
   from unitholder transactions........   24,611,999    19,074,037
                                        ------------  ------------
    Net increase in net assets.........   25,728,647    22,419,738
NET ASSETS
  Beginning of year....................   33,268,300    10,848,562
                                        ------------  ------------
  End of year.......................... $ 58,996,947  $ 33,268,300
                                        ============  ============
NUMBER OF UNITS
  Outstanding--beginning of year.......    1,868,547       705,954
    Sold...............................    4,541,730     2,107,610
    Redeemed...........................   (3,171,085)     (945,017)
                                        ------------  ------------
  Outstanding--end of year.............    3,239,192     1,868,547
                                        ============  ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                           INTERNATIONAL EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                                FOR THE PERIOD
                                                 FOR THE         SEPTEMBER 5,
                                               YEAR ENDED        (COMMENCEMENT
                                              DECEMBER 31,     OF OPERATIONS) TO
                                             ----------------    DECEMBER 31,
                                              1997     1996          1995
                                             -------  -------  -----------------
Investment income..........................  $  1.12  $   .70       $   .49
Expenses...................................     (.10)    (.10)         (.03)
                                             -------  -------       -------
Net investment income......................     1.02      .60           .46
Net realized and unrealized gain (loss) on
 investments...............................     (.61)    1.83          (.09)
                                             -------  -------       -------
Net increase...............................      .41     2.43           .37
Net asset value at beginning of period.....    17.80    15.37         15.00
                                             -------  -------       -------
Net asset value at end of period...........  $ 18.21  $ 17.80       $ 15.37
                                             =======  =======       =======
Ratio of expenses to average net assets....      .54%     .59%          .57%**
Ratio of net investment income to average
 net assets................................     5.41%    3.58%          9.2%**
Portfolio turnover ***.....................      101%      73%            4%****
Total return...............................     2.30%   15.81%         2.47%****
Net assets at end of period (in thousands).  $58,997  $33,268       $10,849

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolios of the registered investment company.
**** Not annualized.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

ASSETS
Investments, at value (cost $89,585,970)..........................  $113,835,299
Cash..............................................................         2,334
Receivable for fund units sold....................................       254,467
Dividends and interest receivable.................................       370,675
Unamortized organizational costs..................................        15,871
                                                                    ------------
  Total Assets....................................................   114,478,646
                                                                    ------------
LIABILITIES
Payable for investments purchased.................................     1,264,697
Investment advisory fee payable...................................        61,415
State Street Bank and Trust Co.--program fee payable..............        31,560
Trustee, management and administration fees payable...............         6,755
American Bar Retirement Association--program fee payable..........         4,596
Other accruals....................................................         6,979
                                                                    ------------
  Total Liabilities...............................................     1,376,002
                                                                    ------------
NET ASSETS (equivalent to $20.11 per unit based on 5,624,404 units outstanding).....................................................  $113,102,644
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

INVESTMENT INCOME
  Dividends (net of foreign tax expense of $2,349)................. $ 1,642,376
  Interest.........................................................     538,418
                                                                    -----------
    Total investment income........................................   2,180,794
                                                                    -----------
EXPENSES
  Investment advisory fee..........................................     304,776
  State Street Bank and Trust Co.--program fee.....................     300,148
  Trustee, management and administration fees......................      62,881
  American Bar Retirement Association--program fee.................      43,842
  Amortization of organization costs...............................      18,570
  Reports to unitholders...........................................      13,676
  Legal and audit fees.............................................      11,594
  Registration fee.................................................      12,966
  Other expenses...................................................      11,204
                                                                    -----------
    Total expenses.................................................     779,657
                                                                    -----------
Net investment income..............................................   1,401,137
                                                                    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
  Net realized gain................................................   1,090,426
  Change in net unrealized appreciation............................  17,294,659
                                                                    -----------
    Net realized and unrealized gain on investments................  18,385,085
                                                                    -----------
Net increase in net assets resulting from operations............... $19,786,222
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS

                                                             FOR THE
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------  -----------
OPERATIONS
  Net investment income............................. $  1,401,137  $   651,044
  Net realized gain on investments..................    1,090,426      535,992
  Net change in unrealized appreciation on invest-
   ments............................................   17,294,659    5,938,274
                                                     ------------  -----------
  Net increase in net assets resulting from opera-
   tions............................................   19,786,222    7,125,310
                                                     ------------  -----------
UNITHOLDER TRANSACTIONS
  Proceeds from sales of units......................   53,837,540   28,084,938
  Cost of units redeemed............................   (8,652,312)  (7,695,572)
                                                     ------------  -----------
  Net increase in net assets resulting from
   unitholder transactions..........................   45,185,228   20,389,366
                                                     ------------  -----------
    Net increase in net assets......................   64,971,450   27,514,676
NET ASSETS
  Beginning of year.................................   48,131,194   20,616,518
                                                     ------------  -----------
  End of year....................................... $113,102,644  $48,131,194
                                                     ============  ===========
NUMBER OF UNITS
  Outstanding--beginning of year....................    3,060,634    1,594,367
    Sold............................................    3,030,540    2,004,767
    Redeemed........................................     (466,770)    (538,500)
                                                     ------------  -----------
  Outstanding--end of year..........................    5,624,404    3,060,634
                                                     ============  ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                               VALUE EQUITY FUND

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)**

                                                               FOR THE PERIOD
                                                                SEPTEMBER 5,
                                               FOR THE              1995
                                              YEAR ENDED        (COMMENCEMENT
                                             DECEMBER 31,     OF OPERATIONS) TO
                                           -----------------    DECEMBER 31,
                                             1997     1996          1995
                                           --------  -------  -----------------
Investment income......................... $    .47  $   .40       $   .13
Expenses..................................     (.17)    (.14)         (.04)
                                           --------  -------       -------
Net investment income.....................      .30      .26           .09
Net realized and unrealized gain on in-
 vestments................................     4.08     2.54           .84
                                           --------  -------       -------
Net increase in unit value................     4.38     2.80           .93
Net asset value at beginning of period....    15.73    12.93         12.00
                                           --------  -------       -------
Net asset value at end of period.......... $  20.11  $ 15.73       $ 12.93
                                           ========  =======       =======
Ratio of expenses to average net assets...      .90%     .99%         1.00%*
Ratio of net investment income to average
 net assets...............................     1.61%    1.85%         2.12%*
Portfolio turnover........................       13%      17%            4%***
Total return..............................    27.84%   21.66%         7.75%***
Average commissions rate****               $ 0.0603  $0.0729           --
Net assets at end of period (in thou-
 sands)................................... $113,103  $48,131       $20,617

--------
   * Ratios annualized.
  ** Calculations prepared using the monthly average number of units outstanding during the period.
 *** Not annualized.
****Average commissions rate paid is presented for fiscal periods beginning on or after September 1, 1995.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

COMMON STOCKS (92.7%)
BASIC INDUSTRIES (7.1%)
ALUMINUM
Alcan Alum Ltd. ADR**..................................     19,000 $    524,875
Alumax Inc. ADR* **....................................      1,800       61,200
Aluminum Co. Amer......................................      4,300      302,613
                                                                   ------------
                                                                        888,688
                                                                   ------------
CHEMICALS
Cabot Corp. ...........................................     11,100      306,638
Dow Chem Co. ..........................................      7,400      751,100
Du Pont EI De Nemours & Co.............................      2,200      132,138
Eastman Chem Co. ......................................      8,600      512,238
Fmc Corp. .............................................      2,900      195,206
Great Lakes Chemical Corp. ............................      8,400      376,950
Hercules Inc. .........................................      6,100      305,381
NalCo. Chem Co. .......................................      2,300       90,994
Sigma Aldrich..........................................      6,800      270,300
Union Carbide Corp. ...................................      8,200      352,088
                                                                   ------------
                                                                      3,293,033
                                                                   ------------
GLASS AND CONTAINERS
Ball Corp. ............................................     11,200      395,500
                                                                   ------------
PAPER
Champion Int'l Corp. ..................................     10,200      462,188
International Paper Co. ...............................     13,600      586,500
Mead Corp. ............................................     11,600      324,800
Minnesota Mining & Manufacturing Co. ..................      2,400      196,950
Potlatch Corp. ........................................     10,200      438,600
Union Camp Corp. ......................................      9,200      493,925
Westvaco Corp. ........................................     17,000      534,438
Willamette Industries Inc. ............................     16,100      518,219
                                                                   ------------
                                                                      3,555,620
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................               8,132,841
                                                                   ------------
CAPITAL GOODS (5.1%)
CONSTRUCTION
Building Materials
Applied Materials Inc.*................................     18,800      566,350
                                                                   ------------
ELECTRICAL EQUIPMENT
Arrow Electrs Inc.*....................................     13,400      434,663
General Elec Co........................................     34,700    2,546,113
                                                                   ------------
                                                                      2,980,776
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

INDUSTRIAL MACHINERY
Briggs & Stratton Corp. ...............................      9,100 $    441,919
Cummins Engine Inc. ...................................      9,500      561,094
Ingersollrand Co.......................................      9,900      400,950
                                                                   ------------
                                                                      1,403,963
                                                                   ------------
POLLUTION CONTROL
Browning Ferris Industries Inc.........................     18,100      669,700
Waste Management Inc. New..............................      6,100      167,750
                                                                   ------------
                                                                        837,450
                                                                   ------------
TOTAL CAPITAL GOODS....................................               5,788,539
                                                                   ------------
CONSUMER BASICS (14.8%)
DRUGS AND HEALTHCARE
Abbott Labs............................................      9,200      603,174
Allergan Inc. .........................................     13,300      446,381
American Home Products Corp............................        600       45,900
Bard C R Inc. .........................................     12,200      382,013
Bausch & Lomb Inc. ....................................     12,800      507,200
Bristol Myers Squibb Co. ..............................     10,600    1,003,025
Columbia HCA Healthcare Corp ..........................     19,450      576,206
Johnson & Johnson......................................     28,100    1,851,088
Lilly Eli & Co. .......................................        800       55,700
Merck & Co. Inc. ......................................      8,500      903,125
Pacificare Health System*..............................      4,800      251,400
Pfizer Inc. ...........................................      6,200      462,288
Pharmacia & Upjohn Inc. ...............................     18,800      688,550
Smithkline Beecham PLC ADR**...........................     11,400      586,388
United Healthcare Corp. ...............................      6,000      298,125
                                                                   ------------
                                                                      8,660,563
                                                                   ------------
FOOD AND BEVERAGE
Archer Daniels Midland Co. ............................     34,805      754,833
Coca Cola Co. .........................................     22,100    1,472,413
Heinz H J Co. .........................................      5,800      294,713
Pepsico Inc. ..........................................     15,400      561,138
Supervalu Inc. ........................................      6,000      251,250
Whitman Corp. .........................................     23,900      622,894
                                                                   ------------
                                                                      3,957,241
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

HOUSEHOLD PRODUCTS
Dial Corp. New.........................................      3,600 $     74,925
Procter & Gamble Co. ..................................      6,000      478,875
                                                                   ------------
                                                                        553,800
                                                                   ------------
RETAIL GROCERY
Albertsons Inc. .......................................     14,700      696,413
                                                                   ------------
TOBACCO
Philip Morris Companies Inc. ..........................     48,900    2,215,781
RJR Nabisco Hldgs Corp. ...............................     16,000      600,000
                                                                   ------------
                                                                      2,815,781
                                                                   ------------
TOTAL CONSUMER BASICS..................................              16,683,798
                                                                   ------------
CONSUMER DURABLE GOODS (5.1%)
AUTO PARTS
Dana Corp. ............................................     13,800      655,500
Genuine Parts Co. .....................................     18,700      634,631
                                                                   ------------
                                                                      1,290,131
                                                                   ------------
AUTOMOBILES
Chrysler Corp. ........................................     14,500      510,219
Ford Mtr Co. Del ......................................     28,100    1,368,119
General Mtrs Corp. ....................................      1,200       72,750
                                                                   ------------
                                                                      1,951,088
                                                                   ------------
HOUSEHOLD APPLIANCES
Maytag Corp. ..........................................     11,900      444,019
Whirlpool Corp. .......................................      8,800      484,000
                                                                   ------------
                                                                        928,019
                                                                   ------------
MOBILE HOMES
Fleetwood Enterprises Inc. ............................      6,100      258,869
                                                                   ------------
TIRES AND RUBBER
Cooper Tire & Rubber Co. ..............................     26,000      633,750
Goodyear Tire and Rubber ..............................     10,500      668,063
                                                                   ------------
                                                                      1,301,813
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               5,729,920
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

CONSUMER NON-DURABLE GOODS (7.5%)
APPAREL AND TEXTILES
Reebok Int'l Ltd. .....................................      6,800 $    195,925
Russell Corp. .........................................     12,800      340,000
Springs Industries Inc. ...............................      2,600      135,200
V F Corp. .............................................     14,000      643,125
                                                                   ------------
                                                                      1,314,250
                                                                   ------------
LIQUOR
Anheuser Busch Companies Inc. .........................     18,800      827,200
                                                                   ------------
RETAIL TRADE
Dayton Hudson Corp. ...................................     10,100      681,750
Federated Dept. Stores Inc. Del........................     16,600      710,097
Limited Inc. ..........................................     14,560      371,280
May Dept Stores Co. ...................................     13,900      732,356
Penney J C Inc. .......................................     11,700      705,656
Sears Roebuck & Co. ...................................     15,300      692,325
TJX Companies Inc. New.................................     20,400      701,250
Toys R Us Inc.*........................................     15,600      490,425
Wal Mart Stores Inc. ..................................     25,200      993,825
                                                                   ------------
                                                                      6,078,964
                                                                   ------------
TOYS, AMUSEMENTS, & SPORTING GOODS
Mattel Inc. ...........................................      6,800      253,300
                                                                   ------------
TOTAL CONSUMER NON-DURABLE GOODS.......................               8,473,714
                                                                   ------------
CONSUMER SERVICES (1.3%)
AIR TRAVEL
AMR Corp. Del*.........................................      5,800      745,300
                                                                   ------------
HOTELS & RESTAURANTS
McDonalds Corp. .......................................      1,200       57,300
                                                                   ------------
LEISURE TIME
Disney Walt Co. .......................................        500       49,531
Harrahs Entertainment Inc. ............................     32,000      604,000
                                                                   ------------
                                                                        653,531
                                                                   ------------
TOTAL CONSUMER SERVICES................................               1,456,131
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

ENERGY (8.1%)
DOMESTIC OIL
Ashland Inc. ..........................................      8,000 $    429,500
Atlantic Richfield Co. ................................      5,200      416,650
Phillips Pete Co. .....................................     13,800      671,025
Sun Inc. ..............................................     12,100      508,956
Unocal Corp............................................     12,200      473,513
                                                                   ------------
                                                                      2,499,644
                                                                   ------------
GAS EXPLORATION
Occidental Pete Corp. .................................     25,900      759,218
                                                                   ------------
INTERNATIONAL OIL
Amoco Corp. ...........................................     12,400    1,055,550
Chevron Corp. .........................................     10,000      770,000
Exxon Corp. ...........................................     21,000    1,284,938
Mobil Corp. ...........................................     18,100    1,306,593
Royal Dutch Petroleum Co. ADR** .......................     19,600    1,062,075
Texaco Inc. ...........................................      7,400      402,375
                                                                   ------------
                                                                      5,881,531
                                                                   ------------
TOTAL ENERGY...........................................               9,140,393
                                                                   ------------
FINANCE (16.0%)
BANKING
Bankamerica Corp. .....................................      9,400      686,200
Chase Manhattan Corp. (New)............................     10,800    1,182,600
Citicorp...............................................      2,500      316,094
First Chicago Nbd Corp. ...............................      2,600      217,100
First Union Corp. .....................................      6,400      328,000
Fleet Financial Group Inc. ............................     12,200      914,238
Keycorp New............................................      5,000      354,063
Morgan J P & Co. Inc. .................................      3,100      349,913
Nationsbank Corp.......................................      7,600      462,175
Republic NY Corp. .....................................      2,900      331,144
                                                                   ------------
                                                                      5,141,527
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

FINANCIAL SERVICES
Countrywide Cr Industries Inc. ........................     16,100 $    690,288
Federal Home Loan Mortgage Corp. ......................     25,200    1,056,825
Federal Nat'l Mortgage Assn ...........................     27,600    1,574,925
Merrill Lynch & Co. Inc. ..............................     12,000      875,250
Morgan Stanley Dean Witter.............................     16,215      958,712
                                                                   ------------
                                                                      5,156,000
                                                                   ------------
INSURANCE
Aetna Inc. ............................................      6,700      472,769
Ambac Financial Group Inc. ............................      1,600       73,600
American General Corp. ................................     18,852    1,019,186
American Int'l Group Inc. .............................      1,950      212,063
Chubb Corp. ...........................................     10,100      763,813
Cigna Corp. ...........................................      4,300      744,169
Foundation Health Sys Inc. ............................     20,250      453,091
Lincoln Nat'l Corp. ...................................      8,500      664,063
Loews Corp. ...........................................      3,100      328,988
Mbia Inc. .............................................      7,000      467,688
Ohio Cas Corp. ........................................      5,600      249,900
Old Rep Int'l Corp. ...................................     15,400      572,688
Safe Co. Corp. ........................................     12,100      589,875
St Paul Companies Inc. ................................      4,500      369,281
Torchmark Inc. ........................................     12,800      538,400
                                                                   ------------
                                                                      7,519,574
                                                                   ------------
SAVINGS AND LOAN
Golden West Financial Corp. Del........................      3,200      313,000
                                                                   ------------
TOTAL FINANCE..........................................              18,130,101
                                                                   ------------
GENERAL BUSINESS (0.9%)
BUSINESS SERVICES
De Luxe Corp. .........................................      9,900      341,550
Humana Inc.*...........................................     15,800      327,850
                                                                   ------------
                                                                        669,400
                                                                   ------------
NEWSPAPERS
Gannett Inc. ..........................................      3,200      197,800
                                                                   ------------
PUBLISHING
American Greetings Corp. ..............................      4,600      179,975
                                                                   ------------
TOTAL GENERAL BUSINESS.................................               1,047,175
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

MISCELLANEOUS (3.6%)
CONGLOMERATES
Canadian Pacific Ltd. New ADR**........................     17,900 $    487,775
ITT Industries Inc. ...................................     15,400      483,175
Raytheon Co. ..........................................     11,676      589,548
Textron Inc. ..........................................      1,800      112,500
                                                                   ------------
                                                                      1,672,998
                                                                   ------------
MISCELLANEOUS
Allegheny Energy Inc. .................................     17,500      568,750
Consolidated Edison Inc. ..............................     19,300      791,300
Dillards Inc. .........................................     17,300      609,825
Hartford Financial Svcs Grp............................      4,100      383,606
Tricon Global Restaurants Inc.*........................      1,540       44,756
                                                                   ------------
                                                                      2,398,237
                                                                   ------------
TOTAL MISCELLANEOUS....................................               4,071,235
                                                                   ------------
SHELTER (1.2%)
CONSTRUCTION MATERIALS
Armstrongworld Industries Inc. ........................      4,800      358,800
Masco Corp. ...........................................      5,000      254,375
Owens Corning ADR**....................................      5,300      180,863
                                                                   ------------
                                                                        794,038
                                                                   ------------
HOMEBUILDERS
Centex Corp. ..........................................      4,800      302,100
Pulte Corp. ...........................................      6,200      259,238
                                                                   ------------
                                                                        561,338
                                                                   ------------
TOTAL SHELTER..........................................               1,355,376
                                                                   ------------
TECHNOLOGY (9.1%)
AEROSPACE
Boeing Co. ............................................        200        9,788
Lockheed Martin Corp. .................................      6,300      620,550
Northrop Grumman Corp. ................................      5,000      575,000
Rockwell Int'l Corp. New...............................      2,400      125,400
                                                                   ------------
                                                                      1,330,738
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

COMPUTERS AND BUSINESS EQUIPMENT
Compaq Computer Corp. .................................     19,750 $  1,114,641
E M C Corp. Mass.......................................     10,200      279,863
Hewlett Packard Co. ...................................     20,000    1,250,000
International Business Machs...........................     19,300    2,018,376
Quantum Corp.*.........................................     18,200      365,138
Sun Microsystems Inc.*.................................     12,500      498,438
                                                                   ------------
                                                                      5,526,456
                                                                   ------------
ELECTRONICS
Advanced Micro Devices Inc.*...........................     32,700      586,556
Intel Corp. ...........................................     13,600      955,400
Motorola Inc. .........................................      3,200      182,600
National Semiconductor Corp.*..........................     15,800      409,813
                                                                   ------------
                                                                      2,134,369
                                                                   ------------
SOFTWARE
Microsoft Corp.*.......................................     10,200    1,318,350
                                                                   ------------
TOTAL TECHNOLOGY.......................................              10,309,913
                                                                   ------------
TRANSPORTATION (2.6%)
RAILROADS
Burlington Northern Santa Fe...........................      6,900      641,269
CSX Corp. .............................................     12,600      680,400
Union Pacific Corp. ...................................     11,000      686,813
                                                                   ------------
                                                                      2,008,482
                                                                   ------------
TRUCKING AND FREIGHT FORWARDING
Federal Express Corp.*.................................      6,000      366,375
Ryder Systems Inc. ....................................     16,300      533,825
                                                                   ------------
                                                                        900,200
                                                                   ------------
TOTAL TRANSPORTATION...................................               2,908,682
                                                                   ------------
UTILITIES (10.3%)
ELECTRIC UTILITIES
American Electric Power Inc. ..........................     14,500      748,563
DQE Inc. ..............................................     16,400      576,050
GPU Inc................................................      8,200      345,425
IES Industries Inc. ...................................     11,800      434,388
Pg&E Corp. ............................................     26,200      797,463
Puget Sound Energy Inc. ...............................     10,200      307,913
Wisconsin Energy Corp. ................................     19,000      546,250
                                                                   ------------
                                                                      3,756,052
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                            SCHEDULE OF INVESTMENTS

                               VALUE EQUITY FUND

                               DECEMBER 31, 1997

                                                          SHARES      VALUE
                                                        ---------- ------------

GAS & PIPELINE UTILITIES
Transcanada Pipelines Ltd. ADR**......................      11,400 $    255,075
                                                                   ------------
TELEPHONE
Alltel Corp. .........................................       8,800      361,350
Ameritech Corp. ......................................       7,000      563,500
AT&T Corp. ...........................................       9,700      594,125
Bell Atlantic Corp. ..................................       9,792      891,072
Bellsouth Corp. ......................................      25,500    1,435,969
GTE Corp. ............................................       6,200      323,950
MCI Communications Corp. .............................      11,200      479,500
SBC Communications Inc. ..............................      22,200    1,626,150
Sprint Corp. .........................................       6,200      363,475
US West Inc. .........................................      21,500      970,188
                                                                   ------------
                                                                      7,609,279
                                                                   ------------
TOTAL UTILITIES.......................................               11,620,406
                                                                   ------------
TOTAL COMMON STOCKS (Cost $80,801,319)................              104,848,224
                                                                   ------------
                                                          UNITS
                                                        ----------
SHORT TERM INVESTMENTS (COST $3,283,148) (2.9%)
State Street Bank Yield Enhanced Short Term Investment
 Fund.................................................   3,283,148    3,283,148
                                                                   ------------
FIXED INCOME (COST $5,501,503) (5.0%)                    PRINCIPAL
                                                        ----------
United States Treasury Notes 07/15/06 7.00%...........  $3,557,000    3,839,319
United States Treasury Notes 08/15/05 6.50%...........   1,787,000    1,864,608
                                                                   ------------
                                                                      5,703,927
                                                                   ------------
TOTAL INVESTMENTS (COST $89,585,970) (100.6%).........              113,835,299
Liabilities less Other Assets (-0.6%).................                 (732,655)
                                                                   ------------
NET ASSETS (100.0%)...................................             $113,102,644
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

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                      STATEMENT OF ASSETS AND LIABILITIES

                               DECEMBER 31, 1997

                                           CONSERVATIVE  MODERATE   AGGRESSIVE
                                           ------------ ----------- -----------
ASSETS
State Street Bank collective investment
 funds, at value:
  Stable Asset Return Fund (cost of
   $5,168,729, and $6,609,972 and units of
   5,168,729 and 6,609,972, respectively). $ 5,168,729  $ 6,609,972 $       --
  Intermediate Bond Fund (cost of
   $5,515,882, $18,227,384, and $7,172,820
   and units of 506,391, 1,665,235 and
   653,397, respectively).................   6,030,185   19,829,915   7,780,771
  Value Equity Fund (cost of $992,533,
   $5,878,407 and $6,273,776 and units of
   59,974, 361,574 and 386,924, respec-
   tively)................................   1,206,036    7,270,969   7,780,771
  Growth Equity Fund (cost of $987,044,
   $5,866,241 and $6,228,203 and units of
   3,351, 20,207 and 21,623, respective-
   ly)....................................   1,206,036    7,270,969   7,780,771
  Index Equity Fund (cost of $1,948,831,
   $12,085,873 and $12,277,413 and units
   of 109,395, 689,498 and 705,762, re-
   spectively)............................   2,412,073   15,202,935  15,561,540
  International Equity Fund (cost of
   $1,179,127, $9,648,167 and $10,148,505
   and units of 66,216, 544,374 and
   569,597, respectively).................   1,206,036    9,914,957  10,374,360
  Aggressive Equity Fund (cost of
   $2,254,805 and units of 53,375)........         --           --    2,593,590
  Receivable for investments sold.........         --       135,133     136,429
  Receivable for fund units sold..........     108,272      248,960     102,122
                                           -----------  ----------- -----------
    Total Assets..........................  17,337,367   66,483,810  52,110,354
                                           -----------  ----------- -----------
LIABILITIES
Payable for investments purchased.........      35,747      384,093     238,551
Payable for fund units redeemed...........      72,525          --          --
Accrued expenses..........................       1,277        4,836       3,794
                                           -----------  ----------- -----------
    Total Liabilities.....................     109,549      388,929     242,345
                                           -----------  ----------- -----------
NET ASSETS (equivalent to $12.97, $13.93
 and $14.91 per unit based on 1,328,560,
 4,744,620 and 3,478,382 units outstand-
 ing, respectively)....................... $17,227,818  $66,094,881 $51,868,009
                                           ===========  =========== ===========

   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                            STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                            CONSERVATIVE  MODERATE   AGGRESSIVE
                                            ------------ ----------  ----------
Investment income..........................  $      --   $      --   $      --
Service fees...............................      13,726      50,019      40,062
                                             ----------  ----------  ----------
Net investment loss........................     (13,726)    (50,019)    (40,062)
                                             ----------  ----------  ----------
Net Realized and Unrealized Gain on
 Investments
  Net realized gain on investments.........   1,207,158   3,024,522   2,739,133
  Change in net unrealized appreciation....     616,834   4,925,526   4,820,721
                                             ----------  ----------  ----------
    Net realized and unrealized gain on
     investments...........................   1,823,992   7,950,048   7,559,854
                                             ----------  ----------  ----------
Net increase in net assets resulting from
 operations................................  $1,810,266  $7,900,029  $7,519,792
                                             ==========  ==========  ==========



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       STATEMENT OF CHANGES IN NET ASSETS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                         CONSERVATIVE   MODERATE    AGGRESSIVE
                                         ------------  -----------  -----------
FROM OPERATIONS
  Net investment loss................... $   (13,726)  $   (50,019) $   (40,062)
  Net realized gain on investments......   1,207,158     3,024,522    2,739,133
  Net change in unrealized appreciation
   on investments.......................     616,834     4,925,526    4,820,721
                                         -----------   -----------  -----------
  Net increase in net assets resulting
   from operations......................   1,810,266     7,900,029    7,519,792
                                         -----------   -----------  -----------
FROM UNITHOLDER TRANSACTIONS
  Proceeds from sales of units..........   8,482,695    31,899,113   25,053,575
  Cost of units redeemed................  (4,266,120)   (6,321,601)  (6,263,219)
                                         -----------   -----------  -----------
  Net increase in net assets resulting
   from unitholder transactions.........   4,216,575    25,577,512   18,790,356
                                         -----------   -----------  -----------
  Net increase in net assets............   6,026,841    33,477,541   26,310,148
NET ASSETS
  Beginning of year.....................  11,200,977    32,617,340   25,557,861
                                         -----------   -----------  -----------
  End of year........................... $17,227,818   $66,094,881  $51,868,009
                                         ===========   ===========  ===========
NUMBER OF UNITS
  Outstanding--beginning of year........     977,202     2,733,228    2,060,096
    Sold................................     699,243     2,500,711    1,866,881
    Redeemed............................    (347,885)     (489,319)    (448,595)
                                         -----------   -----------  -----------
  Outstanding--end of year..............   1,328,560     4,744,620    3,478,382
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

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       SELECTED PER-UNIT DATA AND RATIOS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

  (For a unit outstanding throughout the year)*

                                              CONSERVATIVE MODERATE   AGGRESSIVE
                                              ------------ --------   ----------
Investment income............................   $   --     $   --      $   --
Expenses.....................................      (.01)      (.01)       (.01)
                                                -------    -------     -------
Net investment loss..........................      (.01)      (.01)       (.01)
Net realized and unrealized gain on invest-
 ments.......................................      1.52       2.01        2.51
                                                -------    -------     -------
Net increase.................................      1.51       2.00        2.50
Net asset value at beginning of year.........     11.46      11.93       12.41
                                                -------    -------     -------
Net asset value at end of year...............   $ 12.97    $ 13.93     $ 14.91
                                                =======    =======     =======
Ratio of expenses to average net assets......       .09%       .09%        .09%
Ratio of net investment loss to average net
 assets......................................      (.09%)     (.09%)      (.09%)
Portfolio turnover**.........................        33%        18%         18%
Total return.................................     13.18%     16.76%      20.15%
Net assets at end of year (in thousands).....   $17,228    $66,095     $51,868

--------
 * Calculations prepared using the monthly average number of units outstanding during the year.
** Reflects purchases and sales of units of the funds in which the Portfolios invest rather than turnover of such underlying funds.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       SELECTED PER-UNIT DATA AND RATIOS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

  (For a unit outstanding throughout the year)*

                                              CONSERVATIVE MODERATE   AGGRESSIVE
                                              ------------ --------   ----------
Investment income............................   $   --     $   --      $   --
Expenses.....................................      (.01)      (.01)       (.01)
                                                -------    -------     -------
Net investment loss..........................      (.01)      (.01)       (.01)
Net realized and unrealized gain on invest-
 ments.......................................      1.00       1.40        1.85
                                                -------    -------     -------
Net increase.................................       .99       1.39        1.84
Net asset value at beginning of year.........     10.47      10.54       10.57
                                                -------    -------     -------
Net asset value at end of year...............   $ 11.46    $ 11.93     $ 12.41
                                                =======    =======     =======
Ratio of expenses to average net assets......       .10 %      .10 %       .10 %
Ratio of net investment loss to average net
 assets......................................      (.10)%     (.10)%      (.10)%
Portfolio turnover**.........................        34 %       27 %        28 %
Total return.................................      9.46 %    13.19 %     17.41 %
Net assets at end of year (in thousands).....   $11,201    $32,617     $25,558

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

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                          STRUCTURED PORTFOLIO SERVICE

                       SELECTED PER-UNIT DATA AND RATIOS

  (For a unit outstanding throughout the period)*

                                                       FOR THE PERIOD
                                                     SEPTEMBER 5, 1995
                                                      (COMMENCEMENT OF
                                                       OPERATIONS) TO
                                                     DECEMBER 31, 1995
                                              ----------------------------------
                                              CONSERVATIVE MODERATE   AGGRESSIVE
                                              ------------ --------   ----------
Investment income............................    $ .001    $  .001      $ .001
Expenses.....................................     (.003)     (.003)      (.003)
                                                 ------    -------      ------
Net investment loss..........................     (.002)     (.002)      (.002)
Net realized and unrealized gain on invest-
 ments.......................................      .472       .542        .572
                                                 ------    -------      ------
Net increase.................................       .47        .54         .57
Net asset value at beginning of period.......     10.00      10.00       10.00
                                                 ------    -------      ------
Net asset value at end of period.............    $10.47    $ 10.54      $10.57
                                                 ======    =======      ======
Ratio of expenses to average net assets**....       .09 %      .09 %       .09 %
Ratio of net investment loss to average net
 assets**....................................      (.06)%     (.06)%      (.06)%
Portfolio turnover*** ****...................         3 %        4 %         3 %
Total return****.............................      4.70 %     5.40 %      5.70 %
Net assets at end of period (in thousands)...    $5,372    $12,379      $9,999

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the funds in which the Portfolios invest rather than turnover of such underlying funds.
**** Not annualized.



   The accompanying notes are an integral part of these financial statements.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF THE TRUST

American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under a Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Eight separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives of the Funds and Portfolios are as follows:

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

    Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality money market instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank and Trust Company ("State Street Bank" or the "Trustee") collective investment fund. SAFT invests in investment contracts of insurance companies, banks and financial institutions and in the State Street Bank Yield Enhanced Short Term Investment Fund, a separate State Street Bank collective investment fund.

    Index Equity Fund--replication of the total return of the Russell 3,000 Index. Currently invests in the State Street Global Advisors Flagship S&P 500 Index Fund (the "500 Index Fund") and State Street Global Advisors Russell Special Small Company Common Trust Fund (the "Russell Fund"), separate State Street Bank collective investment funds. The 500 Index Fund invests in equity securities which comprise the Standard & Poor's 500 Index and the Russell Fund invests in securities contained in the Russell Special Company Index.

    Intermediate Bond Fund--total return from current income and capital appreciation through investment in debt securities. Currently invests in the PIMCO Total Return Fund (the "Total Return Fund") and MasterWorks Bond Index Fund (the "Bond Index Fund"), registered investment companies. The Total Return Fund invests primarily in intermediate-term investment grade bonds. The Bond Index Fund invests in high grade bonds denominated in U.S. dollars.

    International Equity Fund--long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies. Currently invests in the T. Rowe Price International Stock Fund, a registered investment company, which invests worldwide primarily in well-established, non-U.S. companies.

    Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

    Structured Portfolio Service

      Conservative--high current investment income and some capital appreciation.

      Moderate--higher current investment income and greater capital appreciation.

      Aggressive--long term growth of capital and lower current investment income.

  Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See Statement of Assets and Liabilities for Fund allocation at December 31, 1997.

  The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

  State Street Bank serves as trustee of the Trust and has assumed responsibility for administering and providing investment options for the Program. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with generally accepted accounting principles and provisions of the Trust agreement:

  A. Security Valuation

    Stable Asset Return Fund: It is the Trust's policy to attempt to maintain a constant price of $1.00 per unit for SARF. SARF invests in a State Street Bank collective investment fund (SAFT) whose investments include insurance company, bank and financial institution investment contracts and short-term investments. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. The insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

    Other Funds: Stocks listed on national securities exchanges and certain over-the-counter issues traded on the National Association of Securities Dealers, Inc. automated quotation

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

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

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

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

3. INVESTMENT ADVISORY, INVESTMENT MANAGEMENT AND RELATED PARTY TRANSACTIONS

  State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Columbus Circle Investors, a division of PIMCO Advisors, L.P., Dresdner RCM Global Investors LLC (formerly RCM Capital Management), the institutional investment management arm of Dresdner Bank Group, Sit Investment Associates, Inc., Miller, Anderson & Sherrerd, LLP, a wholly owned subsidiary of Morgan Stanley Asset Management Holdings, Inc., Lincoln Capital Management Company, Sanford C. Bernstein & Co., Inc., and Bankers Trust Company to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

  A fee is paid to each investment advisor for certain of the funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the contract. These fees are accrued on a daily basis and paid monthly from the assets. Fee rate ranges based on the respective breakpoints are as follows:

   INVESTMENT ADVISOR                                        FEE RATE RANGE
   ------------------                                     ---------------------
   Capital Guardian Trust Company (Growth Equity,
    Aggressive Equity and Balanced--effective June 30,
    1997)...............................................  .225% to   .50%*
   Columbus Circle Investors (Growth Equity--prior to
    June 16, 1997)......................................   .30% to   .50%
   Dresdner RCM Global Investors LLC (Growth Equity)....   .25% to   .70%
   Sit Investment Associates (Aggressive Equity)........   .60% to  1.00%
   Miller, Anderson & Sherrerd, LLP (Balanced--prior to
    June 30, 1997)......................................   .20% to   .60%
   Miller, Anderson & Sherrerd, LLP (Balanced--effective
    June 30, 1997)......................................  .125% to   .50%
   Lincoln Capital Management Company (Balanced--prior
    to June 30, 1997 and Growth Equity--effective June
    30, 1997)...........................................   .15% to .4675%
   Sanford C. Bernstein & Co., Inc. (Value Equity)......   .15% to   .50%
   Bankers Trust Company (Growth Equity--effective June
    16, 1997)...........................................  .010% to  .075%**

--------
* Subject to a 5% fee reduction based on aggregate fees.
**Minimum fee of $75,000.

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

  Effective June 30, 1997 the investment allocations by advisor for the Balanced Fund and Growth Equity Fund were restructured. As a result, $169,000,000 equities of the Growth Equity Fund managed by Capital Guardian Trust Company were exchanged at value for $84,000,000 and $85,000,000 equities of the Balanced Fund managed by Miller Anderson & Sherrerd, LLP and Lincoln Capital Management Company, respectively.

  Price-Fleming, manager of the T. Rowe Price International Stock Fund, pays a .10% fee based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $37,721 relating to this fee for the year ended December 31, 1997.


  A program fee ("Program Fee") is paid to State Street Bank and ABRA based on the value of Program assets. This fee is accrued on a daily basis and paid monthly from the assets of the Funds based on the following annual rates:

                                                     RATE FOR        RATE FOR
                                                 STATE STREET BANK     ABRA
                                                    YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,
     VALUE OF PROGRAM ASSETS                           1997            1997
     -----------------------                     ----------------- ------------
     First $500 million.........................       .564%          .075%
     Next $850 million..........................        .40%          .065%
     Next $1.15 billion.........................        .25%          .035%
     Next $1.5 billion..........................       .175%          .025%
     Over $4.0 billion..........................        .15%          .015%

  Program fees are allocated to each Fund based on net asset value. State Street Bank and ABRA received Program fees of $8,656,387 and $1,264,595 for the year ended December 31, 1997, respectively.

  A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

     VALUE OF ASSETS IN BALANCED, VALUE EQUITY,
     GROWTH EQUITY, AGGRESSIVE EQUITY AND
     INTERNATIONAL EQUITY FUNDS                                           RATE
     ------------------------------------------                           ----
     First $500 million.................................................. .10%
     Next $500 million................................................... .075%
     Over $1 billion..................................................... .05%
     VALUE OF ASSETS IN INDEX EQUITY FUND                                 RATE
     ------------------------------------                                 ----
     First $50 million................................................... .20%
     Over $50 million.................................................... .13%
     VALUE OF ASSETS IN STABLE ASSET RETURN FUND*                         RATE
     --------------------------------------------                         ----
     First $750 million.................................................. .20%
     Next $250 million................................................... .10%
     Over $1.0 billion................................................... .075%
     VALUE OF ASSETS IN INTERMEDIATE BOND FUND                            RATE
     -----------------------------------------                            ----
     First $500 million.................................................. .10%
     Next $500 million................................................... .075%
     Over $1.0 billion................................................... .05%

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

--------
* For the purpose of determining the management fees charged to assets invested in the Stable Asset Return Fund and administrative fees charged to assets invested in Insurance Investment Contracts (an investment option of the Program not included in the Trust), the amount of the assets held in these two investment options is aggregated.

  State Street Bank received trustee, management and administration fees which aggregated $2,750,460 for the year ended December 31, 1997. These fees are allocated to each Fund based on net asset value.

  Assets allocated to the Portfolios are not subject to any fees except an annual service fee of .10% for the first $100 million and .05% over $100 million. State Street Bank received Portfolio service fees of $103,807 for the year ended December 31, 1997.

4. PURCHASES AND SALES OF SECURITIES

  The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

                                                             YEAR ENDED
                                                          DECEMBER 31, 1997
                                                      -------------------------
                                                       PURCHASES      SALES
                                                      ------------ ------------
     Aggressive Equity Fund.......................... $140,277,473 $150,484,869
     Growth Equity Fund..............................  969,322,383  988,733,301
     Balanced Fund...................................  384,830,700  371,973,516
     Stable Asset Return Fund........................  194,592,514  196,243,981
     Index Equity Fund...............................   58,281,518   19,901,040
     Value Equity Fund...............................   53,164,546    9,911,761
     International Equity Fund.......................   84,464,937   57,676,494
     Intermediate Bond Fund..........................   41,795,362    9,281,155
     Conservative Structured Portfolio Service.......   10,045,209    5,836,697
     Moderate Structured Portfolio Service...........   38,223,214   12,646,303
     Aggressive Structured Portfolio Service.........   29,335,539   10,465,964

  The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                                              YEAR ENDED
                                                           DECEMBER 31, 1997
                                                       -------------------------
                                                        PURCHASES      SALES
                                                       ------------ ------------
     Balanced Fund.................................... $273,356,285 $278,450,278
     Value Equity Fund................................    3,186,143          --
     Growth Equity Fund...............................    9,034,914    3,665,583

5. ORGANIZATIONAL EXPENSES

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

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

  If a Fund should terminate prior to the full amortization of its organizational expenses, the amount per unit that will be realized by investors upon the liquidation of the Fund may be less than the per unit net asset value of the Fund at the time of liquidation. The unamortized portion of the organizational expenses will be charged as an expense of the Fund in the event of termination.

6. GEOGRAPHIC AND INDUSTRY CONCENTRATION

  American Depository Receipts ("ADRs") represent ownership of foreign securities on deposit with a domestic custodian bank. Certain Funds maintain investments in ADRs which involve special risks. These securities may be subject to foreign government taxes that reduce their attractiveness. Other risks of investing in such securities include political or economic instability in the country involved, the difficulty of predicting international trade patterns and the possibility of the imposition of exchange controls. Foreign issuers generally are not subject to uniform accounting, auditing and financial reporting standards comparable to those applicable to domestic issuers. There is generally less regulation of stock exchanges, brokers, banks and companies abroad than in the United States. With respect to certain foreign countries, there is a possibility of expropriation or diplomatic developments which could adversely affect investment in these countries. ADRs do not lessen the risk of investing in foreign issuers; however, by investing in ADRs rather than directly in foreign issuers' stock, the Funds will avoid currency risks during the settlement period for purchases or sales. In addition, the domestic market for ADRs may be more liquid than the foreign market for the underlying securities.

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