Form 10-Q
period 1998-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1998-05-15
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


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

                                    FORM 10-Q

                                      INDEX


                                                             Page No.
                                                             --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

     Aggressive Equity Fund
           Statement of Assets and Liabilities.................  1
           Statement of Operations.............................  2
           Statement of Changes in Net Assets..................  3
           Per-Unit Data and Ratios............................  4

     Balanced Fund
           Statement of Assets and Liabilities.................  5
           Statement of Operations.............................  6
           Statement of Changes in Net Assets..................  7
           Per-Unit Data and Ratios............................  8

     Growth Equity Fund
           Statement of Assets and Liabilities.................  9
           Statement of Operations............................. 10
           Statement of Changes in Net Assets.................. 11
           Per-Unit Data and Ratios............................ 12

     Index Equity Fund
           Statement of Assets and Liabilities................. 13
           Statement of Operations............................. 14
           Statement of Changes in Net Assets.................. 15
           Per-Unit Data and Ratios............................ 16

     Intermediate Bond Fund
           Statement of Assets and Liabilities................. 17
           Statement of Operations............................. 18
           Statement of Changes in Net Assets.................. 19
           Per-Unit Data and Ratios............................ 20

     International Equity Fund
           Statement of Assets and Liabilities................. 21
           Statement of Operations............................. 22
           Statement of Changes in Net Assets.................. 23
           Per-Unit Data and Ratios............................ 24

     Stable Asset Return Fund
           Statement of Assets and Liabilities................. 25
           Statement of Operations............................. 26
           Statement of Changes in Net Assets.................. 27
           Per-Unit Data and Ratios............................ 28

     Value Equity Fund
           Statement of Assets and Liabilities................. 29
           Statement of Operations............................. 30
           Statement of Changes in Net Assets.................. 31
           Per-Unit Data and Ratios............................ 32

     Structured Portfolio Service - Conservative Portfolio
           Statement of Assets and Liabilities................. 33
           Statement of Operations............................. 34
           Statement of Changes in Net Assets.................. 35
           Per-Unit Data and Ratios............................ 36

     Structured Portfolio Service - Moderate Portfolio
           Statement of Assets and Liabilities................. 37
           Statement of Operations............................. 38
           Statement of Changes in Net Assets.................. 39
           Per-Unit Data and Ratios............................ 40

     Structured Portfolio Service - Aggressive Portfolio
           Statement of Assets and Liabilities................. 41
           Statement of Operations............................. 42
           Statement of Changes in Net Assets.................. 43
           Per-Unit Data and Ratios............................ 44

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............... 45

     Item 3. Quantitative Disclosures About Market Risk........ 50


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................. 50

SIGNATURES..................................................... 51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                                                                  March 31, 1998
                                                                                             -----------------------
  Assets
  Investments, at value (cost $256,017,112) .................................................           $363,321,249
  Cash.......................................................................................                    514
  Receivable  for  investments  sold ........................................................              1,232,392
  Receivable  for  fund  units sold .........................................................                      0
  Dividends  and  interest receivable........................................................                165,222
  Other assets...............................................................................                 33,754
                                                                                             -----------------------


       Total  assets ........................................................................            364,753,131
                                                                                             -----------------------


  Liabilities
  Payable for investments purchased..........................................................              1,378,152
  Payable for fund units purchased...........................................................              1,903,538
  Accrued expenses...........................................................................                512,757
  Other liabilities..........................................................................                      0
                                                                                             -----------------------


       Total liabilities.....................................................................              3,794,447
                                                                                             -----------------------



  Net Assets.................................................................................           $360,958,684
                                                                                             -----------------------



  Net asset value, redemption price and offering price per unit of beneficial interest
  ($360,958,684/6,541,404 units outstanding)                                                                  $55.18
                                                                                             =======================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                  For the period
                                                                                                 January 1, 1998
                                                                                                to March 31, 1998
                                                                                             -----------------------
Investment income
       Dividend income.......................................................................               $356,371
       Interest income.......................................................................                243,697
                                                                                             -----------------------
            Total investment income..........................................................                600,068

Expenses
       Investment  advisory  fee.............................................................                361,044
       State Street Bank & Trust Company - program  fee......................................                273,111
       American  Bar  Retirement  Association - program  fee.................................                 39,843
       Trustee, management and administration fees...........................................                 57,973
       Other  expenses  and  taxes...........................................................                 31,714
       Amortization  of  organization  expenses..............................................                 19,370
                                                                                             -----------------------
            Total expenses...................................................................                783,055
                                                                                             -----------------------
Net investment income (loss).................................................................              (182,987)
                                                                                             -----------------------
Realized and unrealized gain on investments
Net realized gain on investments sold........................................................             15,972,145
Unrealized appreciation of investments during the period.....................................             28,176,113
                                                                                             -----------------------
       Net gain on investments...............................................................             44,148,258
                                                                                             -----------------------
       Net increase in net assets resulting from operations..................................            $43,965,271
                                                                                             =======================

        AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                           For the period
                                                                                           January 1, 1998
                                                                                          to March 31, 1998
                                                                                    ==============================
Increase in Net Assets From:
Operations:
     Net investment income (loss)...................................................           $    (182,987)
     Net realized gain on investments...............................................              15,972,145
     Unrealized appreciation on investments during the period.......................              28,176,113
                                                                                    ==============================

     Net increase in net assets resulting from operations...........................              43,965,271
                                                                                    ==============================


Participant transactions:
     Proceeds from sales of units...................................................               4,682,152
     Cost of units redeemed.........................................................             (19,628,327)
                                                                                    ==============================

     Net decrease in net assets resulting from participant transactions.............             (14,946,175)
                                                                                    ==============================

          Total increase in net assets..............................................              29,019,096

Net Assets:
     Beginning of period............................................................             331,939,588
     End of period..................................................................            $360,958,684

Number of units:
     Outstanding-beginning of period................................................               6,831,480
          Sold......................................................................                  94,310
          Redeemed..................................................................                (384,386)
                                                                                    ==============================

     Outstanding-end of period......................................................               6,541,404
                                                                                    ==============================

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

                             AGGRESSIVE EQUITY FUND


                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED

           Selected data for a unit outstanding throughout the period:
                                                                                           For the period
                                                                                           January 1, 1998
                                                                                          to March 31, 1998
                                                                                    ==============================
Investment income...................................................................                       $0.09
Expenses............................................................................                       (0.12)
                                                                                    ------------------------------

Net investment income (loss)........................................................                       (0.03)
Net realized and unrealized gain on investments.....................................                        6.62
                                                                                    ------------------------------

Net increase in unit value..........................................................                        6.59
Net asset value at beginning of period..............................................                       48.59
                                                                                    ------------------------------


Net asset value at end of period....................................................                      $55.18
                                                                                    ==============================

Ratio of expenses to average net assets*............................................                        0.72%
Ratio of net investment income to average net assets*...............................                        0.17%
Portfolio turnover..................................................................                       12.42%
Number of units outstanding at end of period (in thousands).........................                       6,541
*Annualized


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                  March 31, 1998
                                                                                             -----------------------
  Assets
  Investments, at value (cost $393,216,259) .................................................           $440,456,236
  Cash.......................................................................................                    862
  Receivable  for  investments  sold ........................................................             36,443,525
  Receivable  for  fund  units sold .........................................................                      0
  Dividends  and  interest receivable........................................................              1,415,068
  Other assets...............................................................................                 33,818
                                                                                             -----------------------


       Total  assets ........................................................................            478,349,509
                                                                                             -----------------------


  Liabilities
  Payable for investments purchased..........................................................             76,205,103
  Payable for fund units purchased...........................................................              5,250,088
  Accrued expenses...........................................................................                542,563
  Other liabilities..........................................................................                      0
                                                                                             -----------------------


       Total liabilities.....................................................................             81,997,754
                                                                                             -----------------------



  Net Assets.................................................................................           $396,351,755
                                                                                             -----------------------



  Net asset value, redemption price and offering price per unit of beneficial interest
  ($396,351,755/8,063,298  units  outstanding)...............................................                 $49.15
                                                                                             =======================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                  For the period
                                                                                                 January 1, 1998
                                                                                                to March 31, 1998
                                                                                             -----------------------
Investment income
       Dividend income.......................................................................               $826,374
       Interest income.......................................................................              2,179,701
                                                                                             -----------------------
            Total investment income..........................................................              3,006,075

Expenses
       Investment  advisory  fee.............................................................                218,540
       State Street Bank & Trust Company - program  fee......................................                303,450
       American  Bar  Retirement  Association - program  fee.................................                 44,269
       Trustee, management and administration fees...........................................                 64,413
       Other  expenses  and  taxes...........................................................                 32,418
       Amortization  of  organization  expenses..............................................                 19,406
                                                                                             -----------------------
            Total expenses...................................................................                682,496
                                                                                             -----------------------
Net investment income........................................................................              2,323,579

Realized and unrealized gain on investments
Net realized gain on investments sold........................................................              4,852,789
Unrealized appreciation of investments during the period.....................................             31,259,428
                                                                                             -----------------------
       Net gain on investments...............................................................             36,112,217
                                                                                             -----------------------
       Net increase in net assets resulting from operations..................................            $38,435,796
                                                                                             =======================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                  For the period
                                                                                                 January 1, 1998
                                                                                                to March 31, 1998
                                                                                            -----------------------
Increase in Net Assets From:
  Operations:
            Net investment income............................................................             $2,323,579
            Net realized gain on investments.................................................              4,852,789
            Unrealized appreciation on investments during the period.........................             31,259,428
                                                                                             -----------------------
            Net increase in net assets resulting from operations.............................             38,435,796
                                                                                             -----------------------

  Participant transactions:
            Proceeds from sales of units.....................................................             10,096,248
            Cost of units redeemed...........................................................           (10,683,056)
                                                                                             -----------------------
            Net decrease in net assets resulting from participant transactions...............              (586,808)
                                                                                             -----------------------
                      Total increase in net assets...........................................             37,848,988

  Net Assets:
            Beginning of period..............................................................            358,502,767
            End of period....................................................................           $396,351,755

  Number of units:
            Outstanding-beginning of period..................................................              8,070,199
                 Sold........................................................................                216,494
                 Redeemed....................................................................              (223,395)
                                                                                             -----------------------
            Outstanding-end of period........................................................              8,063,298
                                                                                             =======================


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


  Selected data for a unit outstanding throughout the
  period:                                                                                         For the period
                                                                                                 January 1, 1998
                                                                                                to March 31, 1998
                                                                                             -----------------------
  Investment income..........................................................................                  $0.37
  Expenses...................................................................................                 (0.09)
                                                                                             -----------------------
  Net investment income......................................................................                   0.28
  Net realized and unrealized gain on investments............................................                   4.45
                                                                                             -----------------------
  Net increase in unit value.................................................................                   4.73
  Net asset value at beginning of period.....................................................                  44.42
                                                                                             -----------------------

  Net asset value at end of period...........................................................                 $49.15
                                                                                             =======================

  Ratio of expenses to average net assets*...................................................                  0.74%
  Ratio of net investment income to average net assets*......................................                  2.51%
  Portfolio turnover.........................................................................                 29.88%
  Number  of  units  outstanding  at  end  of  period (in thousands).........................                  8,063
  *Annualized

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



                                                                                                   March 31, 1998
                                                                                             --------------------------
 Assets
 Investments, at value (cost $812,447,958)...................................................            $1,120,294,788
 Cash........................................................................................                     2,000
 Receivable  for  investments  sold..........................................................                 3,031,170
 Receivable  for  fund  units  sold..........................................................                         0
 Dividends  and  interest  receivable........................................................                 1,174,971
 Other  assets...............................................................................                    90,709
                                                                                             --------------------------
       Total  assets.........................................................................             1,124,593,638
                                                                                             --------------------------
 Liabilities
 Payable for investments purchased...........................................................                 6,265,925
 Payable for fund units purchased............................................................                 2,917,607
 Accrued expenses............................................................................                   903,199
 Other liabilities...........................................................................                         0
                                                                                             --------------------------
       Total liabilities.....................................................................                10,086,731
                                                                                             --------------------------

 Net Assets..................................................................................            $1,114,506,907
                                                                                             --------------------------

 Net asset value, redemption price and offering price per unit of beneficial interest
  ($1,114,506,907/2,678,813 units outstanding)...............................................                   $416.05
                                                                                             ==========================


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                   January 1, 1998
                                                                                                  to March 31, 1998
                                                                                             --------------------------
  Investment income
       Dividend income.......................................................................                $2,434,202
       Interest income.......................................................................                   253,212
                                                                                             --------------------------
            Total investment income..........................................................                 2,687,414

  Expenses
       Investment  advisory  fee.............................................................                   579,856
       State  Street  Bank  &  Trust  Company - program  fee.................................                   827,902
       American  Bar  Retirement  Association - program  fee.................................                   120,779
       Trustee, management and administration fees.........................................                     175,745
       Other  expenses  and taxes............................................................                    90,131
       Amortization  of  organization expenses...............................................                    52,055
                                                                                             --------------------------
            Total expenses...................................................................                 1,846,468
                                                                                             --------------------------
  Net investment income......................................................................                   840,946
                                                                                             --------------------------
  Realized and unrealized gain on investments
  Net realized gain on investments sold......................................................                28,183,829
  Unrealized appreciation of investments during the period...................................               121,700,704
                                                                                             --------------------------
       Net gain on investments...............................................................               149,884,533
                                                                                             --------------------------
       Net increase in net assets resulting from operations..................................              $150,725,479
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                   January 1, 1998
                                                                                                  to March 31, 1998
                                                                                             --------------------------
  Increase in Net Assets From:
  Operations:
            Net investment income............................................................                  $840,946
            Net realized gain on investments.................................................                28,183,829
            Unrealized appreciation on investments during the period.........................               121,700,704
                                                                                             --------------------------
            Net increase in net assets resulting from operations.............................               150,725,479
                                                                                             --------------------------

  Participant transactions:
            Proceeds from sales of units.....................................................                14,039,239
            Cost of units redeemed...........................................................              (18,111,796)
                                                                                             --------------------------
            Net decrease in net assets resulting from participant transactions...............               (4,072,557)
                                                                                             --------------------------
                      Total increase in net assets...........................................               146,652,922

  Net Assets:
            Beginning of period..............................................................               967,853,985
            End of period....................................................................            $1,114,506,907

  Number of units:
            Outstanding-beginning of period..................................................                 2,689,796
                 Sold........................................................................                    36,068
                 Redeemed....................................................................                  (47,051)
                                                                                             --------------------------
            Outstanding-end of period........................................................                 2,678,813
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


  Selected data for a unit outstanding throughout the
  period:                                                                                          For the period
                                                                                                   January 1, 1998
                                                                                                  to March 31, 1998
                                                                                             --------------------------
  Investment income..........................................................................                     $0.91
  Expenses...................................................................................                    (0.69)
                                                                                             --------------------------
  Net investment income......................................................................                      0.22
  Net realized and unrealized gain on investments............................................                     56.01
                                                                                             --------------------------
  Net increase in unit value.................................................................                     56.23
  Net asset value at beginning of period.....................................................                    359.82
                                                                                             --------------------------

  Net asset value at end of period...........................................................                   $416.05
                                                                                             ==========================
  Ratio of expenses to average net assets*...................................................                     0.73%
  Ratio of net investment income to average net assets*......................................                     0.33%
  Portfolio turnover.........................................................................                    11.43%
  Number  of  units  outstanding  at  end  of  period (in thousands).........................                     2,679
  *Annualized


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $130,768,184)....................................................              $189,192,485
Cash.........................................................................................                   234,063
Receivable for investments sold..............................................................                         0
Receivable for fund units sold...............................................................                         0
Dividends and interest receivable............................................................                   140,314
Other assets.................................................................................                    13,929
                                                                                             --------------------------
     Total assets............................................................................               189,580,791
                                                                                             --------------------------
Liabilities
Payable for investments purchased............................................................                   374,376
Payable for fund units purchased.............................................................                   803,589
Accrued expenses.............................................................................                    96,547
Other liabilities............................................................................                         0
                                                                                             --------------------------
     Total liabilities.......................................................................                 1,274,512
                                                                                             --------------------------

Net Assets...................................................................................              $188,306,279
                                                                                             --------------------------

Net asset value, redemption price and offering price per unit of beneficial interest
($188,306,279/7,559,500 units outstanding)...................................................                    $24.91
                                                                                             ==========================


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.........................................................................                  $140,312
     Interest income.........................................................................                         0
                                                                                             --------------------------
          Total investment income............................................................                   140,312

Expenses
     Investment  advisory  fee...............................................................                         0
     State  Street  Bank  &  Trust  Company - program  fee...................................                   134,541
     American  Bar  Retirement  Association - program  fee...................................                    19,627
     Trustee, management and administration fees.............................................                    62,083
     Other  expenses  and  taxes.............................................................                    14,786
     Amortization  of  organization  expenses................................................                     7,993
                                                                                             --------------------------
          Total expenses.....................................................................                   239,030
                                                                                             --------------------------
Net investment income (loss).................................................................                  (98,718)
                                                                                             --------------------------
Realized and unrealized gain on investments
Net realized gain on investments sold........................................................                 2,602,937
Unrealized appreciation of investments during the period.....................................                18,405,996
                                                                                             --------------------------
     Net gain on investments.................................................................                21,008,933
                                                                                             --------------------------
     Net increase in net assets resulting from operations....................................               $20,910,215
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss).......................................................                 ($98,718)
          Net realized gain on investments...................................................                 2,602,937
          Unrealized depreciation on investments during the period...........................                18,405,996
                                                                                             --------------------------
          Net increase in net assets resulting from operations...............................                20,910,215
                                                                                             --------------------------

Participant transactions:
          Proceeds from sales of units.......................................................                16,219,163
          Cost of units redeemed.............................................................               (2,532,242)
                                                                                             --------------------------
          Net increase in net assets resulting from participant transactions.................                13,686,921
                                                                                             --------------------------
                    Total increase in net assets.............................................                34,597,136

Net Assets:
          Beginning of period................................................................               153,709,143
          End of period......................................................................              $188,306,279

Number of units:
          Outstanding-beginning of period....................................................                 6,971,219
               Sold..........................................................................                   698,470
               Redeemed......................................................................                 (110,188)
                                                                                             --------------------------
          Outstanding-end of period..........................................................                 7,559,500
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     $0.02
Expenses.....................................................................................                    (0.03)
                                                                                             --------------------------
Net investment income (loss).................................................................                    (0.01)
Net realized and unrealized gain on investments..............................................                      2.87
                                                                                             --------------------------
Net increase in unit value...................................................................                      2.86
Net asset value at beginning of period.......................................................                     22.05
                                                                                             --------------------------
Net asset value at end of period.............................................................                    $24.91
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.58%
Ratio of net investment income to average net assets*........................................                   (0.24%)
Portfolio turnover**.........................................................................                     3.77%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                     7,559
*Annualized
** Reflects purchases and sales of shares of the collective investment funds in which the fund invests, rather than turnover of the underlying portfolio of such collective investment funds.

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $94,960,757).....................................................               $95,700,999
Cash.........................................................................................                         0
Receivable  for  investments  sold...........................................................                   248,349
Receivable  for  fund  units  sold...........................................................                   175,428
Dividends  and  interest  receivable.........................................................                   457,958
Other  assets................................................................................                     6,072
                                                                                             --------------------------
     Total  assets...........................................................................                96,588,806
                                                                                             --------------------------
Liabilities
Payable for investments purchased............................................................                   577,451
Payable for fund units purchased.............................................................                         0
Accrued expenses.............................................................................                    46,691
Other liabilities............................................................................                         0
                                                                                             --------------------------
     Total liabilities.......................................................................                   624,142
                                                                                             --------------------------

Net Assets...................................................................................               $95,964,664
                                                                                             --------------------------

Net asset value, redemption price and offering price per unit of beneficial interest
 ($95,964,664/7,948,238  units  outstanding)                                                                     $12.07
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.........................................................................                $1,358,838
     Interest income.........................................................................                        43
                                                                                             --------------------------
          Total investment income............................................................                 1,358,881

Expenses
     Investment  advisory  fee...............................................................                         0
     State  Street  Bank  &  Trust  Company - program  fee...................................                    73,239
     American  Bar  Retirement  Association - program  fee...................................                    10,685
     Trustee, management and administration fees.............................................                    22,369
     Other  expenses  and  taxes.............................................................                     7,956
     Amortization  of  organization  expenses................................................                     4,001
                                                                                             --------------------------
          Total expenses.....................................................................                   118,250
                                                                                             --------------------------
Net investment income........................................................................                 1,240,631
                                                                                             --------------------------
Realized and unrealized gain (loss) on investments
Net realized gain on investments sold........................................................                    37,433
Unrealized depreciation of investments during the period.....................................                 (141,377)
                                                                                             --------------------------
     Net loss on investments.................................................................                 (103,943)
                                                                                             --------------------------
     Net increase in net assets resulting from operations....................................                $1,136,688
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income..............................................................                $1,240,631
          Net realized gain on investments...................................................                    37,433
          Unrealized depreciation on investments during the period...........................                 (141,377)
                                                                                             --------------------------
          Net increase in net assets resulting from operations...............................                 1,136,688
                                                                                             --------------------------

Participant transactions:
          Proceeds from sales of units.......................................................                14,532,890
          Cost of units redeemed.............................................................               (2,439,397)
                                                                                             --------------------------
          Net increase in net assets resulting from participant transactions.................                12,093,493
                                                                                             --------------------------
                    Total increase in net assets.............................................                13,230,181

Net Assets:
          Beginning of period................................................................                82,734,483
          End of period......................................................................               $95,964,664

Number of units:
          Outstanding-beginning of period....................................................                 6,945,554
               Sold..........................................................................                 1,204,596
               Redeemed......................................................................                 (201,912)
                                                                                             --------------------------
          Outstanding-end of period..........................................................                 7,948,238
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     $0.18
Expenses.....................................................................................                    (0.01)
                                                                                             --------------------------
Net investment income........................................................................                      0.17
Net realized and unrealized loss on investments..............................................                    (0.01)
                                                                                             --------------------------
Net increase in unit value...................................................................                      0.16
Net asset value at beginning of period.......................................................                     11.91
                                                                                             --------------------------
Net asset value at end of period.............................................................                    $12.07
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.53%
Ratio of net investment income to average net assets*........................................                     5.55%
Portfolio turnover**.........................................................................                     2.50%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                     7,948
*Annualized
** Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $63,923,773).....................................................               $66,696,656
Cash.........................................................................................                         0
Receivable  for  investments  sold...........................................................                         0
Receivable  for  fund  units  sold...........................................................                   765,286
Dividends  and  interest  receivable.........................................................                         0
Other  assets................................................................................                    12,966
                                                                                             --------------------------
     Total  assets...........................................................................                67,474,908
                                                                                             --------------------------
Liabilities..................................................................................
Payable for investments purchased............................................................                   677,543
Payable for fund units purchased.............................................................                    87,743
Accrued expenses.............................................................................                    29,971
Other liabilities............................................................................                         0
                                                                                             --------------------------
     Total liabilities.......................................................................                   795,257
                                                                                             --------------------------
Net Assets...................................................................................               $66,679,651
                                                                                             --------------------------
Net asset value, redemption price and offering price per unit of beneficial interest
($66,679,651/3,226,925  units  outstanding)                                                                      $20.66
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.........................................................................                        $0
     Interest income.........................................................................                    14,943
                                                                                             --------------------------
          Total investment income............................................................                    14,943

Expenses
     Investment  advisory  fee...............................................................                         0
     State  Street  Bank  &  Trust  Company - program  fee...................................                    49,423
     American  Bar  Retirement  Association - program  fee...................................                     7,210
     Trustee, management and administration fees.............................................                    10,491
     Other  expenses  and  taxes.............................................................                     5,771
     Amortization  of  organization  expenses................................................                     2,886
                                                                                             --------------------------
          Total expenses.....................................................................                    75,781
                                                                                             --------------------------
Net investment income (loss).................................................................                  (60,838)
                                                                                             --------------------------
Realized and unrealized gain on investments
Net realized gain on investments sold........................................................                    61,691
Unrealized appreciation of investments during the period.....................................                 7,753,419
                                                                                             --------------------------
     Net gain on investments.................................................................                 7,815,110
                                                                                             --------------------------
     Net increase in net assets resulting from operations....................................                $7,754,272
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss).......................................................                 ($60,838)
          Net realized gain on investments...................................................                    61,691
          Unrealized appreciation on investments during the period...........................                 7,753,419
                                                                                             --------------------------
          Net increase in net assets resulting from operations...............................                 7,754,272
                                                                                             --------------------------
Participant transactions:
          Proceeds from sales of units.......................................................                17,132,917
          Cost of units redeemed.............................................................              (17,204,484)
                                                                                             --------------------------
          Net decrease in net assets resulting from participant transactions.................                  (71,567)
                                                                                             --------------------------
                    Total increase in net assets.............................................                 7,682,705

Net Assets:
          Beginning of period................................................................                58,996,947
          End of period......................................................................               $66,679,652

Number of units:
          Outstanding-beginning of period....................................................                 3,239,192
               Sold..........................................................................                   874,219
               Redeemed......................................................................                 (886,486)
                                                                                             --------------------------
          Outstanding-end of period..........................................................                 3,226,925
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     $0.01
Expenses.....................................................................................                    (0.02)
                                                                                             --------------------------
Net investment income (loss).................................................................                    (0.01)
Net realized and unrealized gain on investments..............................................                      2.46
                                                                                             --------------------------
Net increase in unit value...................................................................                      2.45
Net asset value at beginning of period.......................................................                     18.21
                                                                                             --------------------------
Net asset value at end of period.............................................................                    $20.66
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.50%
Ratio of net investment income to average net assets*........................................                   (0.40%)
Portfolio turnover**.........................................................................                    28.21%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                     3,227
*Annualized
** Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $629,472,968)....................................................              $629,472,968
Interest  Receivable.........................................................................                 3,273,361
Receivable  for  fund  units  sold...........................................................                         0
Other  assets................................................................................                    59,840

     Total  assets...........................................................................               632,806,169
                                                                                             --------------------------

Liabilities
Payable for fund units redeemed..............................................................                 4,528,589
Accrued expenses.............................................................................                   395,015
                                                                                             --------------------------
     Total liabilities.......................................................................                 4,923,604
                                                                                             --------------------------

Net Assets...................................................................................               627,882,565
                                                                                             --------------------------
Net asset value, redemption price and offering price per
unit of beneficial interest
 ($627,882,565/627,882,565  units  outstanding)..............................................                     $1.00
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Interest income..............................................................................                $9,609,541
                                                                                             --------------------------
Expenses
     Investment  advisory  fee...............................................................                         0
     State  Street  Bank  &  Trust  Company - program  fee...................................                   514,691
     American  Bar  Retirement  Association - program  fee...................................                    75,088
     Trustee, management and administration fees.............................................                   314,147
     Other  expenses  and  taxes.............................................................                    55,000
     Amortization  of  organization  expenses................................................                    34,340
                                                                                             --------------------------
          Total expenses.....................................................................                   993,266
                                                                                             --------------------------

Net investment income........................................................................                 8,616,275
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From
Operations:
          Net investment income and net increase in net
          assets resulting from operations...................................................                 8,616,275
                                                                                             --------------------------
          Distributions from investment income...............................................               (8,616,275)
                                                                                             --------------------------
Participant transactions:
          Proceeds from sales of units.......................................................                31,477,463
          Units issued in connection with reinvestment
          of net investment income...........................................................                 8,616,275
          Cost of units redeemed.............................................................              (46,775,994)
                                                                                             --------------------------
          Net decrease in net assets resulting from
          participant transactions...........................................................               (6,682,256)
                                                                                             --------------------------
                    Total decrease in net assets.............................................               (6,682,256)
                                                                                             --------------------------
Net Assets:
          Beginning of period................................................................               634,564,821
          End of period......................................................................               627,882,565
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     0.015
Expenses.....................................................................................                   (0.002)
                                                                                             --------------------------
Net investment income........................................................................                     0.013
Reinvestment of net investment income........................................................                   (0.013)
                                                                                             --------------------------
Net increase in unit value...................................................................                      0.00
Net asset value at beginning of period.......................................................                      1.00
                                                                                             --------------------------
Net asset value at end of period.............................................................                      1.00
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.63%
Ratio of net investment income to average net assets*........................................                     5.49%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                   627,883
*Annualized

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $102,600,596)....................................................              $137,768,412
Cash.........................................................................................                     2,224
Receivable  for  investments  sold...........................................................                 1,130,525
Receivable  for  fund  units  sold...........................................................                         0
Dividends  and  interest  receivable.........................................................                   301,114
Other  assets................................................................................                    13,823
                                                                                             --------------------------
     Total  assets...........................................................................               139,216,098
                                                                                             --------------------------
Liabilities..................................................................................
Payable for investments purchased............................................................                 1,603,342
Payable for fund units purchased.............................................................                   679,196
Accrued expenses.............................................................................                   105,574
Other liabilities............................................................................                         0
                                                                                             --------------------------
     Total liabilities.......................................................................                 2,388,112
                                                                                             --------------------------
Net Assets...................................................................................              $136,827,986
                                                                                             --------------------------
Net asset value, redemption price and offering price per unit of beneficial interest
 ($136,827,986/6,129,197  units  outstanding)................................................                    $22.32
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.........................................................................                  $520,679
     Interest income.........................................................................                   162,398
                                                                                             --------------------------
          Total investment income............................................................                   683,076

Expenses
     Investment  advisory  fee...............................................................                    99,296
     State  Street  Bank  &  Trust  Company - program  fee...................................                    99,310
     American  Bar  Retirement  Association - program  fee...................................                    14,488
     Trustee, management and administration fees.............................................                    21,083
     Other  expenses  and  taxes.............................................................                     9,596
     Amortization  of  organization  expenses................................................                     5,899
                                                                                             --------------------------
          Total expenses.....................................................................                   249,671
                                                                                             --------------------------
Net investment income........................................................................                   433,406
                                                                                             --------------------------
Realized and unrealized gain on investments
Net realized gain on investments sold........................................................                 1,745,383
Unrealized appreciation of investments during the period.....................................                10,918,487
                                                                                             --------------------------
     Net gain on investments.................................................................                12,663,869
                                                                                             --------------------------
     Net increase in net assets resulting from operations....................................               $13,097,275
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income..............................................................                  $433,406
          Net realized gain on investments...................................................                 1,745,383
          Unrealized appreciation on investments during the period...........................                10,918,487
                                                                                             --------------------------
          Net increase in net assets resulting from operations...............................                13,097,275
                                                                                             --------------------------
Participant transactions:
          Proceeds from sales of units.......................................................                13,671,999
          Cost of units redeemed.............................................................               (3,043,932)
                                                                                             --------------------------
          Net increase in net assets resulting from participant transactions.................                10,628,067
                                                                                             --------------------------
                    Total increase in net assets.............................................                23,725,342

Net Assets:
          Beginning of period................................................................               113,102,644
          End of period......................................................................              $136,827,986

Number of units:
          Outstanding-beginning of period....................................................                 5,624,404
               Sold..........................................................................                   646,010
               Redeemed......................................................................                 (141,217)
                                                                                             --------------------------
          Outstanding-end of period..........................................................                 6,129,197
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     $0.11
Expenses.....................................................................................                    (0.04)
                                                                                             --------------------------
Net investment income........................................................................                      0.07
Net realized and unrealized gain on investments..............................................                      2.14
                                                                                             --------------------------
Net increase in unit value...................................................................                      2.21
Net asset value at beginning of period.......................................................                     20.11
                                                                                             --------------------------
Net asset value at end of period.............................................................                    $22.32
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.82%
Ratio of net investment income to average net assets*........................................                     1.43%
Portfolio turnover...........................................................................                     5.75%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                     6,129
*Annualized..................................................................................

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $18,472,204).....................................................               $20,692,869
Cash.........................................................................................                         0
Receivable  for  investments  sold...........................................................                   180,918
Receivable  for  fund  units  sold...........................................................                    15,573
Dividends  and  interest  receivable.........................................................                         0
Other  assets................................................................................                         0
                                                                                             --------------------------
     Total  assets...........................................................................                20,889,360
                                                                                             --------------------------
Liabilities..................................................................................
Payable for investments purchased............................................................                   196,491
Payable for fund units purchased.............................................................                         0
Accrued expenses.............................................................................                     2,699
Other liabilities............................................................................                         0
                                                                                             --------------------------
     Total liabilities.......................................................................                   199,190
                                                                                             --------------------------
Net Assets...................................................................................               $20,690,170
                                                                                             --------------------------
Net asset value, redemption price and offering price per unit of beneficial interest
 ($20,690,170/1,513,743  units  outstanding).................................................                    $13.67
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.........................................................................                        $0
     Interest income.........................................................................                         0
                                                                                             --------------------------
          Total investment income............................................................                         0

Expenses
     Investment  advisory  fee...............................................................                         0
     State  Street  Bank  &  Trust  Company - program  fee...................................                         0
     American  Bar  Retirement  Association - program  fee...................................                         0
     Trustee, management and administration fees.............................................                     3,966
     Other  expenses  and  taxes.............................................................                         0
     Amortization  of  organization  expenses................................................                         0
                                                                                             --------------------------
          Total expenses.....................................................................                     3,966
                                                                                             --------------------------
Net investment income (loss).................................................................                   (3,966)
                                                                                             --------------------------
Realized and unrealized gain on investments
Net realized gain on investments sold........................................................                   475,095
Unrealized appreciation of investments during the period.....................................                   545,887
                                                                                             --------------------------
     Net gain on investments.................................................................                 1,020,982
                                                                                             --------------------------
     Net increase in net assets resulting from operations....................................                $1,017,016
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED


                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss).......................................................                  ($3,966)
          Net realized gain on investments...................................................                   475,095
          Unrealized appreciation on investments during the period...........................                   545,887
                                                                                             --------------------------
          Net increase in net assets resulting from operations...............................                 1,017,016
                                                                                             --------------------------
Participant transactions:
          Proceeds from sales of units.......................................................                 3,932,208
          Cost of units redeemed.............................................................               (1,486,872)
                                                                                             --------------------------
          Net increase in net assets resulting from participant transactions.................                 2,445,336
                                                                                             --------------------------
                    Total increase in net assets.............................................                 3,462,352

Net Assets:
          Beginning of period................................................................                17,227,818
          End of period......................................................................               $20,690,170

Number of units:
          Outstanding-beginning of period....................................................                 1,328,560
               Sold..........................................................................                   295,848
               Redeemed......................................................................                 (110,664)
                                                                                             --------------------------
          Outstanding-end of period..........................................................                 1,513,743
                                                                                             ==========================

         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     $0.00
Expenses.....................................................................................                      0.00
                                                                                             --------------------------
Net investment income........................................................................                      0.00
Net realized and unrealized gain on investments..............................................                      0.70
                                                                                             --------------------------
Net increase in unit value...................................................................                      0.70
Net asset value at beginning of period.......................................................                     12.97
                                                                                             --------------------------

Net asset value at end of period.............................................................                    $13.67
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.08%
Ratio of net investment income to average net assets*........................................                   (0.08%)
Portfolio turnover**.........................................................................                    10.72%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                     1,514
*  Annualized
** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than the turnover of such underlying funds.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $60,820,342).................................................                   $72,963,905
Cash.....................................................................................                             0
Receivable  for  investments  sold.......................................................                       683,690
Receivable  for  fund  units  sold.......................................................                        76,885
Dividends  and  interest  receivable.....................................................                             0
Other  assets............................................................................                             0
                                                                                             --------------------------
     Total  assets.......................................................................                    73,724,480
                                                                                             --------------------------
Liabilities
Payable for investments purchased........................................................                       760,575
Payable for fund units purchased.........................................................                             0
Accrued expenses.........................................................................                        10,006
Other liabilities........................................................................                             0
                                                                                             --------------------------
     Total liabilities...................................................................                       770,581
                                                                                             --------------------------

Net Assets...............................................................................                $72,953,899.00
                                                                                             --------------------------
Net asset value, redemption price and offering price per unit of beneficial interest
($72,953,899/4,834,510  units  outstanding)..............................................                        $15.09
                                                                                             ==========================


        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.....................................................................                            $0
     Interest income.....................................................................                             0
                                                                                             --------------------------
          Total investment income........................................................                             0
                                                                                             --------------------------
Expenses
     Investment  advisory  fee...........................................................                             0
     State  Street  Bank  &  Trust  Company - program  fee...............................                             0
     American  Bar  Retirement  Association - program  fee...............................                             0
     Trustee, management and administration fees.........................................                        14,546
     Other  expenses  and  taxes.........................................................                             0
     Amortization  of  organization  expenses............................................                             0
                                                                                             --------------------------
          Total expenses.................................................................                        14,546
                                                                                             --------------------------
Net investment income (loss).............................................................                      (14,546)
                                                                                             --------------------------
Realized and unrealized gain on investments
Net realized gain on investments sold....................................................                     1,573,190
Unrealized appreciation of investments during the period.................................                     4,057,281
                                                                                             --------------------------
     Net gain on investments.............................................................                     5,630,471
                                                                                             --------------------------
     Net increase in net assets resulting from operations................................                    $5,615,925
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                    For the period
                                                                                                   January 1, 1998
                                                                                                  to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss)...................................................                     ($14,546)
          Net realized gain on investments...............................................                     1,573,190
          Unrealized appreciation on investments during the period.......................                     4,057,281
                                                                                             --------------------------
          Net increase in net assets resulting from operations...........................                     5,615,925
                                                                                             --------------------------
Participant transactions:
          Proceeds from sales of units...................................................                     4,625,411
          Cost of units redeemed.........................................................                   (3,382,318)
                                                                                             --------------------------
          Net increase in net assets resulting from participant transactions.............                     1,243,093
                                                                                             --------------------------
                    Total increase in net assets.........................................                     6,859,018

Net Assets:
          Beginning of period............................................................                    66,094,881
          End of period..................................................................                   $72,953,899

Number of units:
          Outstanding-beginning of period................................................                     4,744,620
               Sold......................................................................                       318,821
               Redeemed..................................................................                     (228,931)
                                                                                             --------------------------
          Outstanding-end of period......................................................                     4,834,510
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                              For the period
                                                                                                    January 1, 1998
                                                                                                   to March 31, 1998
                                                                                             --------------------------
Investment income........................................................................                         $0.00
Expenses.................................................................................                          0.00
                                                                                             --------------------------
Net investment income....................................................................                          0.00
Net realized and unrealized gain on investments..........................................                          1.16
                                                                                             --------------------------
Net increase in unit value...............................................................                          1.16
Net asset value at beginning of period...................................................                         13.93
                                                                                             --------------------------
Net asset value at end of period.........................................................                        $15.09
                                                                                             ==========================
Ratio of expenses to average net assets*.................................................                         0.08%
Ratio of net investment income to average net assets*....................................                       (0.08%)
Portfolio turnover**.....................................................................                         7.91%
Number  of  units  outstanding  at  end  of  period (in thousands).......................                         4,835
*  Annualized
** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than the turnover of such underlying funds.

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                   March 31, 1998
                                                                                             --------------------------
Assets
Investments, at value (cost $48,084,478).....................................................               $60,824,312
Cash.........................................................................................                         0
Receivable  for  investments  sold...........................................................                   310,135
Receivable  for  fund  units  sold...........................................................                     4,651
Dividends  and  interest  receivable.........................................................                         0
Other  assets................................................................................                         0
                                                                                             --------------------------
     Total  assets...........................................................................                61,139,098
                                                                                             --------------------------
Liabilities
Payable for investments purchased............................................................                   314,786
Payable for fund units purchased.............................................................                         0
Accrued expenses.............................................................................                     7,925
Other liabilities............................................................................                         0
                                                                                             --------------------------
     Total liabilities.......................................................................                   322,711
                                                                                             --------------------------
Net Assets...................................................................................               $60,816,387
                                                                                             --------------------------

Net asset value, redemption price and offering price per unit of beneficial interest
 ($60,816,387/3,661,750  units  outstanding).................................................                    $16.61
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income
     Dividend income.........................................................................                        $0
     Interest income.........................................................................                         0
                                                                                             --------------------------
          Total investment income............................................................                         0

Expenses
     Investment  advisory  fee...............................................................                         0
     State  Street  Bank  &  Trust  Company - program  fee...................................                         0
     American  Bar  Retirement  Association - program  fee...................................                         0
     Trustee, management and administration fees.............................................                    11,461
     Other  expenses  and  taxes.............................................................                         0
     Amortization  of  organization  expenses................................................                         0
                                                                                             --------------------------
          Total expenses.....................................................................                    11,461
                                                                                             --------------------------
Net investment income (loss).................................................................                  (11,461)
                                                                                             --------------------------
Realized and unrealized gain on investments
Net realized gain on investments sold........................................................                   766,418
Unrealized appreciation of investments during the period.....................................                 5,223,548
                                                                                             --------------------------
     Net gain on investments.................................................................                 5,989,966
                                                                                             --------------------------
     Net increase in net assets resulting from operations....................................                $5,978,505
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO

                       STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                                   For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Increase in Net Assets From:
Operations:
          Net investment income (loss).......................................................                 ($11,461)
          Net realized gain on investments...................................................                   766,418
          Unrealized appreciation on investments during the period...........................                 5,223,548
                                                                                             --------------------------
          Net increase in net assets resulting from operations...............................                 5,978,505
                                                                                             --------------------------
Participant transactions:
          Proceeds from sales of units.......................................................                 4,366,906
          Cost of units redeemed.............................................................               (1,397,033)
                                                                                             --------------------------
          Net increase in net assets resulting from participant transactions.................                 2,969,873
                                                                                             --------------------------
                    Total increase in net assets.............................................                 8,948,378

Net Assets:
          Beginning of period................................................................                51,868,009
          End of period......................................................................               $60,816,387

Number of units:
          Outstanding-beginning of period....................................................                 3,478,382
               Sold..........................................................................                   274,023
               Redeemed......................................................................                  (90,655)
                                                                                             --------------------------
          Outstanding-end of period..........................................................                 3,661,750
                                                                                             ==========================

        AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO

                            PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                  January 1, 1998
                                                                                                 to March 31, 1998
                                                                                             --------------------------
Investment income............................................................................                     $0.00
Expenses.....................................................................................                      0.00
                                                                                             --------------------------
Net investment income........................................................................                      0.00
Net realized and unrealized gain on investments..............................................                      1.70
                                                                                             --------------------------
Net increase in unit value...................................................................                      1.70
Net asset value at beginning of period.......................................................                     14.91
                                                                                             --------------------------
Net asset value at end of period.............................................................                    $16.61
                                                                                             ==========================
Ratio of expenses to average net assets*.....................................................                     0.08%
Ratio of net investment income to average net assets*........................................                   (0.08%)
Portfolio turnover**.........................................................................                     4.56%
Number  of  units  outstanding  at  end  of  period (in thousands)...........................                     3,662
*  Annualized
** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aggressive Equity Fund

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 1998 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 13.56%. By comparison, the Russell 2000 Index produced a total return of 10.06% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The U.S. equity markets advanced strongly in the first quarter of 1998, shrugging off any significant effects of the financial and economic situation in Asia. Larger capitalized companies generally continued their record of outperforming smaller capitalized firms.

         The most heavily weighted sectors in the Aggressive Equity Fund were business services, supplies, computers, office equipment and insurance. Stronger areas in terms of return included banks, telecommunications and financial services.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended March 31, 1998, the Balanced Fund experienced a total return, net of Expenses, of 10.67%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Aggregate Bond Index") weighted 60%/40%, respectively, produced a total return of 8.65%. The Russell 1000 Index and the LB Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The U.S. equity and fixed income markets overcame worries of Asian turmoil and posted positive returns during the first quarter of 1998. Expectations of moderate economic growth and subdued inflation kept interest rates low, which, in turn, supported rising valuations.

         Some of the most heavily weighted industry sectors in the equity portion of the Balanced Fund were technology, finance, and consumer basics. The fixed income portion was heavily invested in U.S. Treasuries, mortgage-related issues and long-term corporate bonds.

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

         For the quarter ended March 31, 1998, the Growth Equity Fund experienced a total return, net of Expenses, of 15.62%. By comparison, the Russell 1000 Growth Index produced a return of 15.15% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The U.S. markets and economy remained quite resilient during the first three months of 1998 and continued to post substantial gains. The S&P 500 total return of over 14% was the strongest first quarter return since 1991. Growth stocks outperformed value issues throughout the entire capitalization spectrum.

         Some of the most heavily weighted industry sectors in the Growth Equity Fund were technology, consumer products, and healthcare. Stronger areas in terms of return were consumer goods, financial services and energy.

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

         The Fund produced a total return, net of Expenses, for the quarter ended March 31, 1998 of 12.89%. By comparison, the Russell 3000 Index produced a return of 13.05% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) is actively managed, investing in fixed income securities with a portfolio duration generally from 3 to 6 years. The remaining portion (approximately one-third) of the Bond Fund is invested to replicate the Lehman Brothers Government/Corporate Bond Index (the "LB Bond Index"), which is composed of approximately 5,000 issues of fixed-income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

         Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portions of the fund ($75 million and $200 million, respectively), two-thirds of all contributions to the Fund will be invested in the PIMCO Total Return Fund and the remaining one-third will be invested in the Masterworks Funds Bond Index Fund.

         For the quarter ended March 31, 1998, the Intermediate Bond Fund experienced a total return, net of Expenses, of 1.39%. As a comparison, the LB Aggregate Bond Index produced a return of 1.56% for the same period. The

LB Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The broad market for fixed income securities generated good returns in the first quarter of 1998. Overall, the dollar generally strengthened against the major currencies, which boosted demand for U.S. Treasuries and other dollar-dominated assets. In the U.S., interest rates ended the quarter approximately where they began.

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

         For the quarter ended March 31, 1998, the International Equity Fund experienced a total return, net of Expenses, of 13.45%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 14.70%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The international equity markets experienced a very strong first quarter driven primarily by record highs in Europe. Most foreign markets benefited from low and declining interest rates which also stimulated investor demand for equities.

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

         For the quarter ended March 31, 1998, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.52%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 5.01%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

         U.S. long-term interest rates ended the first quarter of 1998 almost where they started, while short and intermediate-term rates declined. The Federal Reserve did not intervene during this time period with no change to the federal funds rate.

Value Equity Fund

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended March 31, 1998, the Value Equity Fund experienced a total return, net of Expenses, of 11.01%. By comparison, the Russell 1000 Value Index produced a return of 11.66% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The U.S. financial markets continued to advance strongly during the first quarter of 1998 based on the key factors of low inflation, stable or lower interest rates and profit growth.

         The most heavily weighted industry sectors in the Value Equity Fund were financial companies and utilities and consumer growth stocks. Stronger areas in terms of return were utilities, energy stocks and consumer staples.

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

         For the quarter ended March 31, 1998, the structured portfolio service experienced a total return, net of Expenses, of 5.41% for the Conservative Portfolio, 8.36% for the Moderate Portfolio, and 11.38% for the Aggressive Portfolio.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


                                  AMERICAN BAR ASSOCIATION MEMBERS/
                                  STATE STREET COLLECTIVE TRUST


     May 15, 1998                 By: /s/ NANCY P. ANTIN
                                  ----------------------
                                  Nancy P. Antin
                                  Vice President and Chief Financial Officer


     May 15, 1998                 By: /s/ SUSAN C. DANIELS
                                  ------------------------
                                  Susan C. Daniels
                                  Treasurer and Chief Accounting Officer