Form 10-Q
period 1998-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1998-08-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  __________  to __________

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

     Aggressive Equity Fund
           Statement of Assets and Liabilities..................1
           Statement of Operations..............................2
           Statement of Changes in Net Assets...................3
           Per-Unit Data and Ratios.............................4

     Balanced Fund
           Statement of Assets and Liabilities..................5
           Statement of Operations..............................6
           Statement of Changes in Net Assets...................7
           Per-Unit Data and Ratios.............................8

     Growth Equity Fund
           Statement of Assets and Liabilities..................9
           Statement of Operations.............................10
           Statement of Changes in Net Assets..................11
           Per-Unit Data and Ratios............................12

     Index Equity Fund
           Statement of Assets and Liabilities.................13
           Statement of Operations.............................14
           Statement of Changes in Net Assets..................15
           Per-Unit Data and Ratios............................16

     Intermediate Bond Fund
           Statement of Assets and Liabilities.................17
           Statement of Operations.............................18
           Statement of Changes in Net Assets..................19
           Per-Unit Data and Ratios............................20

     International Equity Fund
           Statement of Assets and Liabilities.................21
           Statement of Operations.............................22
           Statement of Changes in Net Assets..................23
           Per-Unit Data and Ratios............................24

     Stable Asset Return Fund
           Statement of Assets and Liabilities.................25
           Statement of Operations.............................26
           Statement of Changes in Net Assets..................27
           Per-Unit Data and Ratios............................28

     Value Equity Fund
           Statement of Assets and Liabilities.................29
           Statement of Operations.............................30
           Statement of Changes in Net Assets..................31
           Per-Unit Data and Ratios............................32

     Structured Portfolio Service - Conservative Portfolio
           Statement of Assets and Liabilities.................33
           Statement of Operations.............................34
           Statement of Changes in Net Assets..................35
           Per-Unit Data and Ratios............................36

     Structured Portfolio Service - Moderate Portfolio
           Statement of Assets and Liabilities.................37
           Statement of Operations.............................38
           Statement of Changes in Net Assets..................39
           Per-Unit Data and Ratios............................40

     Structured Portfolio Service - Aggressive Portfolio
           Statement of Assets and Liabilities.................41
           Statement of Operations.............................42
           Statement of Changes in Net Assets..................43
           Per-Unit Data and Ratios............................44

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

     Item 1. Financial Statements (Unaudited)


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              AGGRESSIVE EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $259,085,372.25)                                                                 $342,586,123
Cash                                                                                                               12,625
Receivable  for  investments  sold                                                                              3,794,569
Receivable  for  fund  units  sold                                                                                235,286
Dividends  and  interest  receivable                                                                              168,587
Other  assets                                                                                                      14,169
                                                                                                       ===================
     Total  assets                                                                                            346,811,359
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                               4,331,418
Payable for fund units purchased                                                                                   12,892
Accrued expenses                                                                                                  718,721
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                          5,063,031
                                                                                                       ===================
Net Assets                                                                                                   $341,748,328
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($341,748,328/6,349,386 units outstanding)                                                                         $53.82
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                          $383,039           $739,410
     Interest income                                                                           131,815            375,512
                                                                                   =======================================
          Total investment income                                                              514,854          1,114,922
Expenses
     Investment  advisory  fee                                                                 376,536            737,580
     State  Street  Bank  &  Trust  Company - program  fee                                     275,128            548,239
     American  Bar  Retirement  Association - program  fee                                      40,106             79,949
     Trustee, management and administration fees                                                58,937            116,910
     Other  expenses  and  taxes                                                                32,487             64,201
     Amortization  of  organization  expenses                                                   19,585             38,955
                                                                                   =======================================
          Total expenses                                                                       802,779          1,585,834
                                                                                   =======================================
     Net investment loss                                                                      (287,925)          (470,912)
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                       15,305,857         31,278,002
Unrealized appreciation (depreciation) of investments during the period                    (23,803,387)         4,372,726
                                                                                   =======================================
     Net gain (loss) on investments                                                         (8,497,530)        35,650,728
                                                                                   =======================================
     Net increase (decrease) in net assets resulting from operations                       $(8,785,455)       $35,179,816
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase (Decrease) in Net Assets From:
Operations:
          Net investment loss                                                                $(287,925)         $(470,912)
          Net realized gain on investments                                                  15,305,857         31,278,002
          Unrealized appreciation (depreciation) on investments during the period          (23,803,387)         4,372,726
                                                                                   =======================================
          Net increase (decrease) in net assets resulting from operations                   (8,785,455)        35,179,816
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       8,140,179         12,822,331
          Cost of units redeemed                                                           (18,565,081)       (38,193,408)
                                                                                   =======================================
          Net decrease in net assets resulting from participant transactions               (10,424,902)       (25,371,076)
                                                                                   =======================================
                    Total increase (decrease) in net assets                                (19,210,357)         9,808,739

Net Assets:
          Beginning of period                                                              360,958,684        331,939,588
          End of period                                                                   $341,748,328       $341,748,328

Number of units:
          Outstanding-beginning of period                                                    6,541,404          6,831,480
               Sold                                                                            148,798            243,108
               Redeemed                                                                       (340,816)          (725,202)
                                                                                   =======================================
          Outstanding-end of period                                                          6,349,386          6,349,386
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.08              $0.17
Expenses                                                                                         (0.12)             (0.24)
                                                                                   =======================================
Net investment loss                                                                              (0.04)             (0.07)
Net realized and unrealized gain (loss) on investments                                           (1.32)              5.30
                                                                                   =======================================
Net increase (decrease) in unit value                                                            (1.36)              5.23
Net asset value at beginning of period                                                           55.18              48.59
                                                                                   =======================================
Net asset value at end of period                                                                $53.82             $53.82
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.93%              0.93%
Ratio of net investment loss  to average net assets*                                             (0.33)%            (0.28)%
Portfolio turnover                                                                               11.78%             25.48%
Number  of  units  outstanding  at  end  of  period (in thousands)                               6,349              6,349
==================================================================
* Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $425,019,179)                                                                    $467,249,149
Cash                                                                                                             (462,483)
Receivable  for  investments  sold                                                                              7,432,955
Receivable  for  fund  units  sold                                                                                198,889
Dividends  and  interest  receivable                                                                            2,316,543
Other  assets                                                                                                      14,196
                                                                                                       ===================
     Total  assets                                                                                            476,749,249
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                              68,696,679
Payable for fund units purchased                                                                                        0
Accrued expenses                                                                                                  458,549
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                         69,155,228
                                                                                                       ===================
Net Assets                                                                                                   $407,594,021
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($407,594,021/8,088,900 units outstanding)                                                                         $50.39
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                          $812,738         $1,639,112
     Interest income                                                                         2,640,040          4,819,741
                                                                                   =======================================
          Total investment income                                                            3,452,778          6,458,853
Expenses
     Investment  advisory  fee                                                                 231,091            449,631
     State  Street  Bank  &  Trust  Company - program  fee                                     318,301            621,751
     American  Bar  Retirement  Association - program  fee                                      46,400             90,669
     Trustee, management and administration fees                                                68,185            132,598
     Other  expenses  and  taxes                                                                33,215             65,633
     Amortization  of  organization  expenses                                                   19,621             39,027
                                                                                   =======================================
          Total expenses                                                                       716,813          1,399,309
                                                                                   =======================================
     Net investment income                                                                   2,735,964          5,059,543
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                       12,156,035         17,008,824
Unrealized appreciation (depreciation) of investments during the period                     (5,010,005)        26,249,423
                                                                                   =======================================
     Net gain on investments                                                                 7,146,029         43,258,246
                                                                                   =======================================
     Net increase in net assets resulting from operations                                   $9,881,994        $48,317,790
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment income                                                             $2,735,964         $5,059,543
          Net realized gain on investments                                                  12,156,035         17,008,824
          Unrealized appreciation (depreciation) on investments during the period           (5,010,005)        26,249,423
                                                                                   =======================================
          Net increase in net assets resulting from operations                               9,881,994         48,317,790
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       9,732,105         19,828,353
          Cost of units redeemed                                                            (8,371,833)       (19,054,889)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                 1,360,272            773,464
                                                                                   =======================================
                    Total increase in net assets                                            11,242,266         49,091,254
Net Assets:
          Beginning of period                                                              396,351,755        358,502,767
          End of period                                                                   $407,594,021       $407,594,021

Number of units:
          Outstanding-beginning of period                                                    8,063,298          8,070,199
               Sold                                                                            194,311            410,805
               Redeemed                                                                       (168,709)          (392,104)
                                                                                   =======================================
          Outstanding-end of period                                                          8,088,900          8,088,900
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.43              $0.80
Expenses                                                                                         (0.09)             (0.17)
                                                                                   =======================================
Net investment income                                                                             0.34               0.63
Net realized and unrealized gain on investments                                                   0.90               5.34
                                                                                   =======================================
Net increase in unit value                                                                        1.24               5.97
Net asset value at beginning of period                                                           49.15              44.42
                                                                                   =======================================
Net asset value at end of period                                                                $50.39             $50.39
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.71%              0.72%
Ratio of net investment income  to average net assets*                                            2.72%              2.62%
Portfolio turnover                                                                               41.48%             71.75%
Number  of  units  outstanding  at  end  of  period (in thousands)                               8,089              8,089
==================================================================
* Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $838,735,939)                                                                  $1,172,319,496
Cash                                                                                                                2,538
Receivable  for  investments  sold                                                                             33,239,797
Receivable  for  fund  units  sold                                                                                737,290
Dividends  and  interest  receivable                                                                              993,224
Other  assets                                                                                                      38,076
                                                                                                       ===================
     Total  assets                                                                                          1,207,330,421
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                              35,181,869
Payable for fund units purchased                                                                                  605,350
Accrued expenses                                                                                                1,211,744
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                         36,998,963
                                                                                                       ===================
Net Assets                                                                                                 $1,170,331,458
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($1,170,331,458/2,678,001 units outstanding)                                                                      $437.02
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                        $2,593,906         $5,028,108
     Interest income                                                                           321,368            574,580
                                                                                   =======================================
          Total investment income                                                            2,915,274          5,602,688
Expenses
     Investment  advisory  fee                                                                 639,410          1,219,266
     State  Street  Bank  &  Trust  Company - program  fee                                     897,462          1,725,364
     American  Bar  Retirement  Association - program  fee                                     130,825            251,604
     Trustee, management and administration fees                                               192,252            367,997
     Other  expenses  and  taxes                                                                92,457            182,588
     Amortization  of  organization  expenses                                                   52,634            104,689
                                                                                   =======================================
          Total expenses                                                                     2,005,040          3,851,508
                                                                                   =======================================
     Net investment income                                                                     910,234          1,751,180
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                       29,331,049         57,514,878
Unrealized appreciation of investments during the period                                    25,736,727        147,437,431
                                                                                   =======================================
     Net gain on investments                                                                55,067,776        204,952,309
                                                                                   =======================================
     Net increase in net assets resulting from operations                                  $55,978,010       $206,703,489
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment income                                                               $910,234         $1,751,180
          Net realized gain on investments                                                  29,331,049         57,514,878
          Unrealized appreciation on investments during the period                          25,736,727        147,437,431
                                                                                   =======================================
          Net increase in net assets resulting from operations                              55,978,010        206,703,489
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                      19,399,429         33,438,668
          Cost of units redeemed                                                           (19,552,888)       (37,664,684)
                                                                                   =======================================
          Net decrease in net assets resulting from participant transactions                  (153,459)        (4,226,016)
                                                                                   =======================================
                    Total increase in net assets                                            55,824,551        202,477,473
Net Assets:
          Beginning of period                                                            1,114,506,907        967,853,985
          End of period                                                                 $1,170,331,458     $1,170,331,458

Number of units:
          Outstanding-beginning of period                                                    2,678,813          2,689,796
               Sold                                                                             45,771             81,839
               Redeemed                                                                        (46,583)           (93,634)
                                                                                   =======================================
          Outstanding-end of period                                                          2,678,001          2,678,001
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $1.18              $2.09
Expenses                                                                                         (0.75)             (1.44)
                                                                                   =======================================
Net investment income                                                                             0.43               0.65
Net realized and unrealized gain on investments                                                  20.54              76.55
                                                                                   =======================================
Net increase in unit value                                                                       20.97              77.20
Net asset value at beginning of period                                                          416.05             359.82
                                                                                   =======================================
Net asset value at end of period                                                               $437.02            $437.02
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.71%              0.72%
Ratio of net investment income  to average net assets*                                            0.32%              0.33%
Portfolio turnover                                                                               11.02%             23.29%
Number  of  units  outstanding  at  end  of  period (in thousands)                               2,678              2,678
==================================================================
* Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $186,416,184)                                                                    $199,528,617
Cash                                                                                                              395,594
Receivable  for  investments  sold                                                                                      0
Receivable  for  fund  units  sold                                                                                158,219
Dividends  and  interest  receivable                                                                                    0
Other  assets                                                                                                       5,847
                                                                                                       ===================
     Total  assets                                                                                            200,088,277
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                 577,965
Payable for fund units purchased                                                                                  520,199
Accrued expenses                                                                                                   78,194
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                          1,176,358
                                                                                                       ===================
Net Assets                                                                                                   $198,911,919
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($198,911,919/7,846,512 units outstanding)                                                                         $25.35
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                           $11,736           $152,048
     Interest income                                                                                 0                  0
                                                                                   =======================================

          Total investment income                                                               11,736            152,048
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                     153,215            287,756
     American  Bar  Retirement  Association - program  fee                                      22,335             41,962
     Trustee, management and administration fees                                                71,563            133,646
     Other  expenses  and  taxes                                                                15,197             29,983
     Amortization  of  organization  expenses                                                    8,083             16,076
                                                                                   =======================================
          Total expenses                                                                       270,393            509,423
                                                                                   =======================================
     Net investment loss                                                                      (258,657)          (357,375)
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                       48,938,777         51,541,714
Unrealized depreciation of investments during the period                                   (45,311,868)       (26,905,872)
                                                                                   =======================================
     Net gain on investments                                                                 3,626,909         24,635,842
                                                                                   =======================================
     Net increase in net assets resulting from operations                                   $3,368,252        $24,278,467
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment loss                                                                 (258,657)          (357,375)
          Net realized gain on investments                                                  48,938,777         51,541,714
          Unrealized depreciation on investments during the period                         (45,311,868)       (26,905,872)
                                                                                   =======================================
          Net increase in net assets resulting from operations                               3,368,252         24,278,467
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       9,774,466         25,993,629
          Cost of units redeemed                                                            (2,537,078)        (5,069,320)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                 7,237,388         20,924,309
                                                                                   =======================================
                    Total increase in net assets                                            10,605,640         45,202,776
Net Assets:
          Beginning of period                                                              188,306,279        153,709,143
          End of period                                                                   $198,911,919       $198,911,919

Number of units:
          Outstanding-beginning of period                                                    7,559,500          6,971,219
               Sold                                                                            389,054          1,087,523
               Redeemed                                                                       (102,042)          (212,230)
                                                                                   =======================================
          Outstanding-end of period                                                          7,846,512          7,846,512
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.00              $0.02
Expenses                                                                                         (0.03)             (0.06)
                                                                                   =======================================
Net investment loss                                                                              (0.03)             (0.04)
Net realized and unrealized gain on investments                                                   0.47               3.34
                                                                                   =======================================
Net increase in unit value                                                                        0.44               3.30
Net asset value at beginning of period                                                           24.91              22.05
                                                                                   =======================================
Net asset value at end of period                                                                $25.35             $25.35
                                                                                   =======================================

Ratio of expenses to average net assets*                                                          0.56%              0.57%
Ratio of net investment income  to average net assets*                                            0.54%              0.40%
Portfolio turnover**                                                                             77.66%             86.99%
Number  of  units  outstanding  at  end  of  period (in thousands)                               7,847              7,847
==================================================================
*Annualized
** Reflects purchases and sales of shares of the collective investment funds in which the fund invests, rather than turnover of the underlying portfolio of such collective investment funds.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $106,846,542)                                                                    $108,557,857
Cash                                                                                                                    0
Receivable  for  investments  sold                                                                                      0
Receivable  for  fund  units  sold                                                                                373,055
Dividends  and  interest  receivable                                                                              557,892
Other  assets                                                                                                       2,251
                                                                                                       ===================
     Total  assets                                                                                            109,491,055
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                 889,075
Payable for fund units purchased                                                                                   40,593
Accrued expenses                                                                                                   38,866
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                            968,534
                                                                                                       ===================
Net Assets                                                                                                   $108,522,521
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($108,522,521/8,770,302 units outstanding)                                                                         $12.37
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                        $1,644,099         $3,002,937
     Interest income                                                                                49                 92
                                                                                   =======================================
          Total investment income                                                            1,644,148          3,003,029
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                      81,340            154,579
     American  Bar  Retirement  Association - program  fee                                      11,857             22,542
     Trustee, management and administration fees                                                25,658             48,027
     Other  expenses  and  taxes                                                                 8,190             16,146
     Amortization  of  organization  expenses                                                    4,048              8,049
                                                                                   =======================================
          Total expenses                                                                       131,093            249,343
                                                                                   =======================================
     Net investment income                                                                   1,513,055          2,753,686
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                           62,573            100,006
Unrealized appreciation of investments during the period                                       971,075            829,698
                                                                                   =======================================
     Net gain on investments                                                                 1,033,648            929,704
                                                                                   =======================================
     Net increase in net assets resulting from operations                                   $2,546,703         $3,683,390
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment income                                                             $1,513,055         $2,753,686
          Net realized gain on investments                                                      62,573            100,006
          Unrealized appreciation on investments during the period                             971,075            829,698
                                                                                   =======================================
          Net increase in net assets resulting from operations                               2,546,703          3,683,390
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                      12,355,456         26,888,347
          Cost of units redeemed                                                            (2,344,302)        (4,783,699)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                10,011,154         22,104,648
                                                                                   =======================================
                    Total increase in net assets                                            12,557,857         25,788,038
Net Assets:
          Beginning of period                                                               95,964,664         82,734,483
          End of period                                                                   $108,522,521       $108,522,521

Number of units:
          Outstanding-beginning of period                                                    7,948,238          6,945,554
               Sold                                                                          1,013,457          2,218,053
               Redeemed                                                                       (191,393)          (393,305)
                                                                                   =======================================
          Outstanding-end of period                                                          8,770,302          8,770,302
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.20              $0.37
Expenses                                                                                         (0.02)             (0.03)
                                                                                   =======================================
Net investment income                                                                             0.18               0.34
Net realized and unrealized gain on investments                                                   0.12               0.12
                                                                                   =======================================
Net increase in unit value                                                                        0.30               0.46
Net asset value at beginning of period                                                           12.07              11.91
                                                                                   =======================================
Net asset value at end of period                                                                $12.37             $12.37
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.51%              0.52%
Ratio of net investment income  to average net assets*                                            5.90%              5.74%
Portfolio turnover**                                                                              3.50%              6.07%
Number of units outstanding at end of period (in thousands)                                      8,770              8,770
===========================================================
* Annualized
** Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $67,293,884)                                                                      $70,147,908
Cash                                                                                                                    0
Receivable  for  investments  sold                                                                                      0
Receivable  for  fund  units  sold                                                                                546,895
Dividends  and  interest  receivable                                                                                    0
Other  assets                                                                                                      17,056
                                                                                                       ===================
     Total  assets                                                                                             70,711,859
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                 416,662
Payable for fund units purchased                                                                                  130,233
Accrued expenses                                                                                                   23,547
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                            570,442
                                                                                                       ===================
Net Assets                                                                                                    $70,141,417
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($70,141,417/3,393,171 units outstanding)                                                                          $20.67
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                                $0                 $0
     Interest income                                                                            22,310             37,253
                                                                                   =======================================
          Total investment income                                                               22,310             37,253
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                      53,566            102,989
     American  Bar  Retirement  Association - program  fee                                       7,809             15,019
     Trustee, management and administration fees                                                11,475             21,966
     Other  expenses  and  taxes                                                                 5,914             11,685
     Amortization  of  organization  expenses                                                    2,919              5,805
                                                                                   =======================================
          Total expenses                                                                        81,683            157,465
                                                                                   =======================================
     Net investment loss                                                                       (59,373)          (120,212)
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                            3,912             65,603
Unrealized appreciation of investments during the period                                        81,141          7,834,560
                                                                                   =======================================
     Net gain on investments                                                                    85,053          7,900,163
                                                                                   =======================================
     Net increase in net assets resulting from operations                                      $25,680         $7,779,951
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment loss                                                                 $(59,373)         $(120,212)
          Net realized gain on investments                                                       3,912             65,603
          Unrealized appreciation on investments during the period                              81,141          7,834,560
                                                                                   =======================================
          Net increase in net assets resulting from operations                                  25,680          7,779,951
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                      20,422,430         37,555,347
          Cost of units redeemed                                                           (16,986,345)       (34,190,829)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                 3,436,085          3,364,518
                                                                                   =======================================
                    Total increase in net assets                                             3,461,765         11,144,469
Net Assets:
          Beginning of period                                                               66,679,652         58,996,947
          End of period                                                                    $70,141,417        $70,141,417

Number of units:
          Outstanding-beginning of period                                                    3,226,925          3,239,192
               Sold                                                                            985,110          1,859,329
               Redeemed                                                                       (818,863)        (1,705,349)
                                                                                   =======================================
          Outstanding-end of period                                                          3,393,171          3,393,171
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.01              $0.02
Expenses                                                                                         (0.03)             (0.05)
                                                                                   =======================================
Net investment loss                                                                              (0.02)             (0.03)
Net realized and unrealized gain on investments                                                   0.03               2.49
                                                                                   =======================================
Net increase in unit value                                                                        0.01               2.46
Net asset value at beginning of period                                                           20.66              18.21
                                                                                   =======================================
Net asset value at end of period                                                                $20.67             $20.67
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.48%              0.49%
Ratio of net investment loss  to average net assets*                                             (0.35%)            (0.38%)
Portfolio turnover**                                                                             25.10%             53.35%
Number of units outstanding at end of period (in thousands)                                      3,393              3,393
===========================================================
* Annualized
** Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            STABLE ASSET RETURN FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $620,496,905)                                                                    $620,496,905
Interest  Receivable                                                                                            3,145,886
Receivable  for  fund  units  sold                                                                                172,355
Other  assets                                                                                                      25,119
                                                                                                       ===================
     Total  assets                                                                                            623,840,265
                                                                                                       ===================
Liabilities
Payable for fund units redeemed                                                                                   381,091
Accrued expenses                                                                                                  319,716
                                                                                                       ===================
     Total liabilities                                                                                            700,807
                                                                                                       ===================
Net Assets                                                                                                   $623,139,458
                                                                                                       ===================
Net asset value, redemption price and offering price per
unit of beneficial interest
($623,139,458/623,139,458 units outstanding)                                                                        $1.00
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Interest income                                                                             $9,572,011        $19,181,552
                                                                                   =======================================
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                     498,557          1,013,248
     American  Bar  Retirement  Association - program  fee                                      72,675            147,763
     Trustee, management and administration fees                                               314,553            628,700
     Other  expenses  and  taxes                                                                56,238            111,238
     Amortization  of  organization  expenses                                                   34,721             69,061
                                                                                   =======================================
          Total expenses                                                                       976,744          1,970,010
                                                                                   =======================================
     Net investment income                                                                  $8,595,267        $17,211,542
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Decrease in Net Assets From:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                  $8,595,267        $17,211,542
                                                                                   =======================================
          Distributions from investment income                                              (8,595,267)       (17,211,542)
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                      31,181,357         62,658,820
          Units issued in connection with reinvestment
          of net investment income                                                           8,595,267         17,211,542
          Cost of units redeemed                                                           (44,519,731)       (91,295,725)
                                                                                   =======================================
          Net decrease in net assets resulting from
          participant transactions                                                          (4,743,107)       (11,425,363)
                                                                                   =======================================
                    Total decrease in net assets                                            (4,743,107)       (11,425,363)
                                                                                   =======================================
Net Assets:
          Beginning of period                                                              627,882,565        634,564,821
          End of period                                                                   $623,139,458       $623,139,458
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                               $0.015             $0.030
Expenses                                                                                        (0.002)            (0.004)
                                                                                   =======================================
Net investment income                                                                            0.013              0.026
Reinvestment of net investment income                                                           (0.013)            (0.026)
                                                                                   =======================================
Net increase in unit value                                                                        0.00               0.00
Net asset value at beginning of period                                                            1.00               1.00
                                                                                   =======================================
Net asset value at end of period                                                                 $1.00              $1.00
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.62%              0.63%
Ratio of net investment income to average net assets*                                             5.47%              5.48%
Number  of  units  outstanding  at  end  of  period (in thousands)                             623,139            623,139
==================================================================
* Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                          June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $110,656,262)                                                                    $141,262,756
Cash                                                                                                                3,555
Receivable  for  investments  sold                                                                                      0
Receivable  for  fund  units  sold                                                                                198,474
Dividends  and  interest  receivable                                                                              423,338
Other  assets                                                                                                       4,008
                                                                                                       ===================
     Total  assets                                                                                            141,892,131
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                       0
Payable for fund units purchased                                                                                        0
Accrued expenses                                                                                                   86,496
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                             86,496
                                                                                                       ===================
Net Assets                                                                                                   $141,805,635
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($141,805,635/6,402,682 units outstanding)                                                                         $22.15
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                          $586,975         $1,107,654
     Interest income                                                                           177,779            340,177
                                                                                   =======================================
          Total investment income                                                              764,754          1,447,830
Expenses
     Investment  advisory  fee                                                                 111,222            210,518
     State  Street  Bank  &  Trust  Company - program  fee                                     110,993            210,303
     American  Bar  Retirement  Association - program  fee                                      16,179             30,667
     Trustee, management and administration fees                                                23,776             44,859
     Other  expenses  and  taxes                                                                 9,828             19,424
     Amortization  of  organization  expenses                                                    5,964             11,863
                                                                                   =======================================
          Total expenses                                                                       277,963            527,635
                                                                                   =======================================
     Net investment income                                                                     486,791            920,196
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                        2,899,975          4,645,358
Unrealized appreciation (depreciation) of investments during the period                     (4,561,322)         6,357,165
                                                                                   =======================================
     Net gain (loss) on investments                                                         (1,661,346)         11,002,524
                                                                                   =======================================
     Net increase (decrease) in net assets resulting from operations                       $(1,174,555)        $11,922,719
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment income                                                               $486,791           $920,196
          Net realized gain on investments                                                   2,899,975          4,645,358
          Unrealized appreciation (depreciation) on investments during the period           (4,561,322)         6,357,165
                                                                                   =======================================
          Net increase (decrease) in net assets resulting from operations                   (1,174,555)        11,922,719
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       8,453,654         22,125,653
          Cost of units redeemed                                                            (2,301,450)        (5,345,382)
                                                                                   =======================================
          Net decrease in net assets resulting from participant transactions                 6,152,204         16,780,271
                                                                                   =======================================
                    Total increase in net assets                                             4,977,649         28,702,991
Net Assets:
          Beginning of period                                                              136,827,986        113,102,644
          End of period                                                                   $141,805,635       $141,805,635

Number of units:
          Outstanding-beginning of period                                                    6,129,197          5,624,404
               Sold                                                                            378,356          1,024,366
               Redeemed                                                                       (104,870)          (246,087)
                                                                                   =======================================
          Outstanding-end of period                                                          6,402,682          6,402,682
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.12              $0.24
Expenses                                                                                         (0.04)             (0.08)
                                                                                   =======================================
Net investment income                                                                             0.08               0.16
Net realized and unrealized gain (loss) on investments                                           (0.25)              1.88
                                                                                   =======================================
Net increase (decrease) in unit value                                                            (0.17)              2.04
Net asset value at beginning of period                                                           22.32              20.11
                                                                                   =======================================
Net asset value at end of period                                                                $22.15             $22.15
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.79%              0.81%
Ratio of net investment income  to average net assets*                                            1.39%              1.41%
Portfolio turnover                                                                                6.51%             12.31%
Number  of  units  outstanding  at  end  of  period (in thousands)                               6,403              6,403
==================================================================
* Annualized

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $19,615,622)                                                                      $21,495,141
Cash                                                                                                                    0
Receivable  for  investments  sold                                                                                122,585
Receivable  for  fund  units  sold                                                                                  5,209
Dividends  and  interest  receivable                                                                                    0
Other  assets                                                                                                           0
                                                                                                       ===================
     Total  assets                                                                                             21,622,935
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                 127,794
Payable for fund units purchased                                                                                        0
Accrued expenses                                                                                                    1,488
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                            129,282
                                                                                                       ===================
Net Assets                                                                                                    $21,493,653
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($21,493,653/1,544,140 units outstanding)                                                                          $13.92
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                                $0                 $0
     Interest income                                                                                 0                  0
                                                                                   =======================================
          Total investment income                                                                    0                  0
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                           0                  0
     American  Bar  Retirement  Association - program  fee                                           0                  0
     Trustee, management and administration fees                                                 4,454              8,420
     Other  expenses  and  taxes                                                                     0                  0
     Amortization  of  organization  expenses                                                        0                  0
                                                                                   =======================================
          Total expenses                                                                         4,454              8,420
                                                                                   =======================================
     Net investment loss                                                                        (4,454)            (8,420)
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                          739,190          1,214,285
Unrealized appreciation (depreciation) of investments during the period                       (341,147)           204,740
                                                                                   =======================================
     Net gain on investments                                                                   398,043          1,419,025
                                                                                   =======================================
     Net increase in net assets resulting from operations                                     $393,589         $1,410,605
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment loss                                                                  $(4,454)           $(8,420)
          Net realized gain on investments                                                     739,190          1,214,285
          Unrealized appreciation (depreciation) on investments during the period             (341,147)           204,740
                                                                                   =======================================
          Net increase in net assets resulting from operations                                 393,589          1,410,605
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       3,664,562          7,596,770
          Cost of units redeemed                                                            (3,254,668)        (4,741,540)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                   409,894          2,855,230
                                                                                   =======================================
                    Total increase in net assets                                               803,483          4,265,835
Net Assets:
          Beginning of period                                                               20,690,170         17,227,818
          End of period                                                                    $21,493,653        $21,493,653

Number of units:
          Outstanding-beginning of period                                                    1,513,743          1,328,560
               Sold                                                                            266,404            562,251
               Redeemed                                                                       (236,007)          (346,671)
                                                                                   =======================================
          Outstanding-end of period                                                          1,544,140          1,544,140
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.00              $0.00
Expenses                                                                                         (0.01)             (0.01)
                                                                                   =======================================
Net investment loss                                                                              (0.01)             (0.01)
Net realized and unrealized gain on investments                                                   0.26               0.96
                                                                                   =======================================
Net increase in unit value                                                                        0.25               0.95
Net asset value at beginning of period                                                           13.67              12.97
                                                                                   =======================================
Net asset value at end of period                                                                $13.92             $13.92
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.08%              0.08%
Ratio of net investment loss to average net assets*                                              (0.08)%            (0.08%)
Portfolio turnover**                                                                             16.23%             27.35%
Number of units outstanding at end of period (in thousands)                                      1,544              1,544
===========================================================
* Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $63,297,478)                                                                      $75,857,078
Cash                                                                                                                    0
Receivable  for  investments  sold                                                                                551,672
Receivable  for  fund  units  sold                                                                                 46,254
Dividends  and  interest  receivable                                                                                    0
Other  assets                                                                                                           0
                                                                                                       ===================
     Total  assets                                                                                             76,455,004
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                 597,927
Payable for fund units purchased                                                                                        0
Accrued expenses                                                                                                    4,998
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                            602,925
                                                                                                       ===================
Net Assets                                                                                                    $75,852,079
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($75,852,079/4,936,847 units outstanding)                                                                          $15.36
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                                $0                 $0
     Interest income                                                                                 0                  0
                                                                                   =======================================
          Total investment income                                                                    0                  0
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                           0                  0
     American  Bar  Retirement  Association - program  fee                                           0                  0
     Trustee, management and administration fees                                                15,114             29,660
     Other  expenses  and  taxes                                                                     0                  0
     Amortization  of  organization  expenses                                                        0                  0
                                                                                   =======================================
          Total expenses                                                                        15,114             29,660
                                                                                   =======================================
     Net investment loss                                                                       (15,114)           (29,660)
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                          941,822          2,515,012
Unrealized appreciation of investments during the period                                       416,040          4,473,321
                                                                                   =======================================
     Net gain on investments                                                                 1,357,862          6,988,333
                                                                                   =======================================
     Net increase in net assets resulting from operations                                   $1,342,748         $6,958,673
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment loss                                                                 $(15,114)          $(29,660)
          Net realized gain on investments                                                     941,822          2,515,012
          Unrealized appreciation on investments during the period                             416,040          4,473,321
                                                                                   =======================================
          Net increase in net assets resulting from operations                               1,342,748          6,958,673
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       3,570,277          8,195,688
          Cost of units redeemed                                                            (2,014,845)        (5,397,163)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                 1,555,432          2,798,525
                                                                                   =======================================
                    Total increase in net assets                                             2,898,180          9,757,198
Net Assets:
          Beginning of period                                                               72,953,899         66,094,881
          End of period                                                                    $75,852,079        $75,852,079

Number of units:
          Outstanding-beginning of period                                                    4,834,510          4,744,620
               Sold                                                                            235,527            554,348
               Redeemed                                                                       (133,190)          (362,121)
                                                                                   =======================================
          Outstanding-end of period                                                          4,936,847          4,936,847
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.00              $0.00
Expenses                                                                                          0.00              (0.01)
                                                                                   =======================================
Net investment income (loss)                                                                      0.00              (0.01)
Net realized and unrealized gain on investments                                                   0.27               1.44
                                                                                   =======================================
Net increase in unit value                                                                        0.27               1.43
Net asset value at beginning of period                                                           15.09              13.93
                                                                                   =======================================
Net asset value at end of period                                                                $15.36             $15.36
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.08%              0.08%
Ratio of net investment loss to average net assets*                                              (0.08)%            (0.08)%
Portfolio turnover**                                                                              4.41%             12.20%
Number of units outstanding at end of period (in thousands)                                      4,937              4,937
===========================================================
* Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                         June 30, 1998
                                                                                                       ===================
Assets
Investments, at value (cost $50,457,704)                                                                      $63,179,867
Cash                                                                                                                    0
Receivable  for  investments  sold                                                                                500,600
Receivable  for  fund  units  sold                                                                                 39,192
Dividends  and  interest  receivable                                                                                    0
Other  assets                                                                                                           0
                                                                                                       ===================
     Total  assets                                                                                             63,719,659
                                                                                                       ===================
Liabilities
Payable for investments purchased                                                                                 539,792
Payable for fund units purchased                                                                                        0
Accrued expenses                                                                                                    4,151
Other liabilities                                                                                                       0
                                                                                                       ===================
     Total liabilities                                                                                            543,943
                                                                                                       ===================
Net Assets                                                                                                    $63,175,716
                                                                                                       ===================
Net asset value, redemption price and offering price per unit of beneficial interest
($63,175,716/3,749,576 units outstanding)                                                                          $16.85
                                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio


                             Statement of Operations
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income
     Dividend income                                                                                $0                 $0
     Interest income                                                                                 0                  0
                                                                                   =======================================
          Total investment income                                                                    0                  0
Expenses
     Investment  advisory  fee                                                                       0                  0
     State  Street  Bank  &  Trust  Company - program  fee                                           0                  0
     American  Bar  Retirement  Association - program  fee                                           0                  0
     Trustee, management and administration fees                                                12,621             24,082
     Other  expenses  and  taxes                                                                     0                  0
     Amortization  of  organization  expenses                                                        0                  0
                                                                                   =======================================
          Total expenses                                                                        12,621             24,082
                                                                                   =======================================
     Net investment loss                                                                       (12,621)           (24,082)
                                                                                   =======================================
Realized and unrealized gain on investments
Net realized gain on investments sold                                                          920,172          1,686,590
Unrealized appreciation (depreciation) of investments during the period                        (17,666)         5,205,882
                                                                                   =======================================
     Net gain on investments                                                                   902,506          6,892,472
                                                                                   =======================================
     Net increase in net assets resulting from operations                                     $889,885         $6,868,390
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Increase in Net Assets From:
Operations:
          Net investment loss                                                                 $(12,621)          $(24,082)
          Net realized gain on investments                                                     920,172          1,686,590
          Unrealized appreciation (depreciation) on investments during the period              (17,666)         5,205,882
                                                                                   =======================================
          Net increase in net assets resulting from operations                                 889,885          6,868,390
                                                                                   =======================================
Participant transactions:
          Proceeds from sales of units                                                       3,146,467          7,513,373
          Cost of units redeemed                                                            (1,677,023)        (3,074,056)
                                                                                   =======================================
          Net increase in net assets resulting from participant transactions                 1,469,444          4,439,317
                                                                                   =======================================
                    Total increase in net assets                                             2,359,329         11,307,707
Net Assets:
          Beginning of period                                                               60,816,387         51,868,009
          End of period                                                                    $63,175,716        $63,175,716

Number of units:
          Outstanding-beginning of period                                                    3,661,750          3,478,382
               Sold                                                                            188,170            462,193
               Redeemed                                                                       (100,344)          (190,999)
                                                                                   =======================================
          Outstanding-end of period                                                          3,749,576          3,749,576
                                                                                   =======================================

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period      For the period
                                                                                      April 1, 1998     January 1, 1998
                                                                                    to June 30, 1998    to June 30, 1998
                                                                                   =======================================
Investment income                                                                                $0.00              $0.00
Expenses                                                                                         (0.01)             (0.01)
                                                                                   =======================================
Net investment loss                                                                              (0.01)             (0.01)
Net realized and unrealized gain on investments                                                   0.25               1.95
                                                                                   =======================================
Net increase in unit value                                                                        0.24               1.94
Net asset value at beginning of period                                                           16.61              14.91
                                                                                   =======================================
Net asset value at end of period                                                                $16.85             $16.85
                                                                                   =======================================
Ratio of expenses to average net assets*                                                          0.08%              0.08%
Ratio of net investment loss  to average net assets*                                             (0.08)%            (0.08)%
Portfolio turnover**                                                                              4.41%              8.97%
Number of units outstanding at end of period (in thousands)                                      3,750              3,750
===========================================================
* Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The second quarter saw a slowdown in market returns as the Asian financial crisis started to erode investor confidence in future earnings. The domestic stock market had returns that varied based on market capitalization and investment style. Growth stocks outperformed value stocks and large capitalization stocks had modest returns while small capitalization stocks had negative returns. The inflation rate remained low and there was no change by the Federal Reserve to the fed funds rate. The bond market rose as investors fled to the safety of United States treasury bonds. Returns in international markets varied considerably. Emerging markets had significant losses for the quarter while the Morgan Stanley Capital International Europe Australasia Far East Index had returns similar to that of the domestic market.

Aggressive Equity Fund

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30, 1998 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (2.45)%. By comparison, the Russell 2000 Index produced a total return of (4.66)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         Securities representing the largest holdings based on market value in the Aggressive Equity Fund at June 30, 1998 included Mercury General, HBO and Company, Elan PLC, and Kohls Corporation.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended June 30, 1998, the Balanced Fund experienced a total return, net of Expenses, of 2.51%. For the same period, a combination of the Russell 1000 Index and the Lehman

Brothers Aggregate Bond Index (the "LB Aggregate Bond Index") weighted 60%/40%, respectively, produced a total return of 2.44%. The Russell 1000 Index and the LB Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         Securities representing the largest equity holdings based on market value in the Balanced Fund at June 30, 1998 included Pfizer, Exel Ltd., Wells Fargo, and Applied Materials. The Fixed income portion was heavily invested in U.S. Treasuries and Government agency mortgage related issues.

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

         For the quarter ended June 30, 1998, the Growth Equity Fund experienced a total return, net of Expenses, of 5.04%. By comparison, the Russell 1000 Growth Index produced a return of 4.54% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         Securities representing the largest holdings based on market value in the Growth Equity Fund at June 30, 1998 included Pfizer, General Electric, Microsoft and Coca Cola.

Index Equity Fund

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. To control costs, the Index Equity Fund does not attempt to own all 3,000 securities included in the Russell 3000 Index. Instead, the Fund attempts to replicate the returns of the Russell 3000 Index by dividing it into two categories; the S&P 500 Index, which is comprised of 500 large capitalization stocks, and the extended market portion of the U.S. equity market represented by the Russell Special Small Company Index, which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index, with the possible exception of the smallest companies in the Russell Special Small Company Index.

         The Fund produced a total return, net of Expenses, for the quarter ended June 30, 1998 of 1.84%. By comparison, the Russell 3000 Index produced a return of 1.82% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

         For the quarter ended June 30, 1998, the Intermediate Bond Fund experienced a total return, net of Expenses, of 2.49%. As a comparison, the LB Aggregate Bond Index produced a return of 2.34% for the same period. The LB Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended June 30, 1998, the International Equity Fund experienced a total return, net of Expenses, of .04%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (1.59)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended June 30, 1998, the Stable Asset Return Fund produced a return, net of Expenses, of 1.37%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 1.23%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended June 30, 1998, the Value Equity Fund experienced a total return, net of Expenses, of (.79)%. By comparison, the Russell 1000 Value Index produced a return of .45% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         Securities representing the largest holdings based on market value in the Value Equity Fund at June 30, 1998 included General Electric, Microsoft, IBM and Johnson & Johnson.

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

         For the quarter ended June 30, 1998, the structured portfolio service experienced a total return, net of Expenses, of 1.84% for the Conservative Portfolio, 1.78% for the Moderate Portfolio, and 1.45% for the Aggressive Portfolio.

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

                  27.6      Financial Data Schedule-International Equity Fund

                  27.7      Financial Data Schedule-Stable Asset Return Fund

                  27.8      Financial Data Schedule-Value Equity Fund

                  27.9      Financial Data Schedule-Structured Portfolio
                              Service-Conservative Portfolio

                  27.10     Financial Data Schedule-Structured Portfolio
                              Service-Moderate Portfolio

                  27.11     Financial Data Schedule-Structured Portfolio
                              Service-Aggressive Portfolio


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


                                   AMERICAN BAR ASSOCIATION MEMBERS/
                                     STATE STREET COLLECTIVE TRUST


August 14, 1998                    By: /s/ Nancy P. Antin
                                   ----------------------
                                   Nancy P. Antin
                                   Vice President and Chief Financial Officer


August 14, 1998                    By: /s/ Susan C. Daniels
                                   ------------------------
                                   Susan C. Daniels
                                   Treasurer and Chief Accounting Officer