Form 10-Q
period 1998-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1998-11-17
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                 Yes [X] No [ ]

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

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

     Item 3. Quantitative Disclosures About Market Risk........53

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..................54

SIGNATURES.....................................................55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                              AGGRESSIVE EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $256,262,150)                                                                            $259,382,791
Cash                                                                                                                        1,159
Receivable  for  investments  sold                                                                                      1,371,006
Receivable  for  fund  units  sold                                                                                              0
Dividends  and  interest  receivable                                                                                      153,986
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                    260,908,942
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                       1,420,828
Payable for fund units purchased                                                                                          205,935
Accrued expenses                                                                                                          702,804
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                  2,329,567
                                                                                                           -----------------------
Net Assets                                                                                                           $258,579,375
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($258,579,375/6,124,523 units outstanding)                                                                                 $42.22
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                              $380,032             $1,119,442
     Interest income                                                                               139,143                514,655
                                                                                   -----------------------------------------------
          Net investment income                                                                    519,175              1,634,097

Expenses:
     Investment  advisory  fee                                                                     333,965              1,071,545
     State  Street  Bank  &  Trust  Company - program  fee                                         242,193                790,432
     American  Bar  Retirement  Association - program  fee                                          35,313                115,262
     Trustee, management and administration fees                                                    51,952                168,862
     Other  expenses  and  taxes                                                                    27,537                 91,738
     Amortization  of  organization  expenses                                                       14,169                 53,124
                                                                                   -----------------------------------------------
          Total expenses                                                                           705,129              2,290,963
                                                                                   -----------------------------------------------
          Net investment loss                                                                     (185,954)              (656,866)
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            8,231,674             39,509,676
Unrealized depreciation of investments during the period                                       (80,380,109)           (76,007,383)
                                                                                   -----------------------------------------------
          Net loss on investments                                                              (72,148,435)           (36,497,707)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from operations                                ($72,334,389)          ($37,154,573)
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                                                                    ($185,954)             ($656,866)
          Net realized gain on investments                                                       8,231,674             39,509,676
          Unrealized depreciation of investments during the period                             (80,380,109)           (76,007,383)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from operations                                 (72,334,389)           (37,154,573)
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           5,658,009             18,480,340
          Cost of units redeemed                                                               (16,492,573)           (54,685,980)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from participant transactions                   (10,834,564)           (36,205,640)
                                                                                   -----------------------------------------------
                    Total decrease in net assets                                               (83,168,953)           (73,360,213)

Net Assets:
          Beginning of period                                                                  341,748,328            331,939,588
          End of period                                                                       $258,579,375           $258,579,375

Number of units:
          Outstanding-beginning of period                                                        6,349,386              6,831,480
               Sold                                                                                118,719                361,827
               Redeemed                                                                           (343,582)            (1,068,784)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              6,124,523              6,124,523
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.08                  $0.25
Expenses                                                                                             (0.11)                 (0.35)
                                                                                   -----------------------------------------------
Net investment loss                                                                                  (0.03)                 (0.10)
Net realized and unrealized loss on investments                                                     (11.57)                 (6.27)
                                                                                   -----------------------------------------------
Net decrease in unit value                                                                          (11.60)                 (6.37)
Net asset value at beginning of period                                                               53.82                  48.59
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $42.22                 $42.22
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.94%                  0.93%
Ratio of net investment loss to average net assets*                                                  (0.25%)                (0.27%)
Portfolio turnover                                                                                   10.35%                 36.04%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,125                  6,125
--------------------------------------------------------------------------------
*Annualized

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost 435,583,844)                                                                             $443,512,340
Cash                                                                                                                            0
Receivable  for  investments  sold                                                                                     46,266,475
Receivable  for  fund  units  sold                                                                                              0
Dividends  and  interest  receivable                                                                                    1,787,151
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                    491,565,966
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                     117,292,211
Payable for fund units purchased                                                                                           35,148
Accrued expenses                                                                                                          453,822
Other liabilities                                                                                                         411,849
                                                                                                           -----------------------
     Total liabilities                                                                                                118,193,030
                                                                                                           -----------------------
Net Assets                                                                                                           $373,372,936
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
(373,372,936/7,933,710 units outstanding)                                                                                  $47.06
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                              $727,525             $2,366,637
     Interest income                                                                             2,863,131              7,682,872
                                                                                   -----------------------------------------------
          Net investment income                                                                  3,590,656             10,049,509

Expenses:
     Investment  advisory  fee                                                                     226,452                676,083
     State  Street  Bank  &  Trust  Company - program  fee                                         315,780                937,531
     American  Bar  Retirement  Association - program  fee                                          46,044                136,713
     Trustee, management and administration fees                                                    67,733                200,331
     Other  expenses  and  taxes                                                                    69,926                135,559
     Amortization  of  organization  expenses                                                       14,197                 53,224
                                                                                   -----------------------------------------------
          Total expenses                                                                           740,132              2,139,441
                                                                                   -----------------------------------------------
          Net investment income                                                                  2,850,524              7,910,068
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            4,561,523             21,570,347
Unrealized depreciation of investments during the period                                       (34,301,475)            (8,052,052)
                                                                                   -----------------------------------------------
          Net gain (loss) on investments                                                       (29,739,952)            13,518,295
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     ($26,889,428)           $21,428,363
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998          January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                 $2,850,524             $7,910,068
          Net realized gain on investments                                                       4,561,523             21,570,347
          Unrealized depreciation of investments during the period                             (34,301,475)            (8,052,052)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (26,889,428)            21,428,363
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           6,551,737             26,380,090
          Cost of units redeemed                                                               (13,883,394)           (32,938,284)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from participant transactions                    (7,331,657)            (6,558,194)
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                    (34,221,085)            14,870,169

Net Assets:
          Beginning of period                                                                  407,594,021            358,502,767
          End of period                                                                       $373,372,936           $373,372,936

Number of units:
          Outstanding-beginning of period                                                        8,088,900              8,070,199
               Sold                                                                                133,210                544,015
               Redeemed                                                                           (288,400)              (680,504)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              7,933,710              7,933,710
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.47                  $1.27
Expenses                                                                                             (0.10)                 (0.27)
                                                                                   -----------------------------------------------
Net investment income                                                                                 0.37                   1.00
Net realized and unrealized gain (loss) on investments                                               (3.70)                  1.64
                                                                                   -----------------------------------------------
Net increase (decrease) in unit value                                                                (3.33)                  2.64
Net asset value at beginning of period                                                               50.39                  44.42
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $47.06                 $47.06
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.75%                  0.73%
Ratio of net investment income to average net assets*                                                 2.92%                  2.71%
Portfolio turnover                                                                                   71.81%                144.31%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,934                  7,934
--------------------------------------------------------------------------------
*Annualized

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                               GROWTH EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $850,263,255)                                                                          $1,038,704,191
Cash                                                                                                                        1,270
Receivable  for  investments  sold                                                                                      5,272,147
Receivable  for  fund  units  sold                                                                                              0
Dividends  and  interest  receivable                                                                                    1,233,191
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                  1,045,210,799
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                       7,885,547
Payable for fund units purchased                                                                                          735,791
Accrued expenses                                                                                                          871,859
Other liabilities                                                                                                          15,231
                                                                                                           -----------------------
     Total liabilities                                                                                                  9,508,428
                                                                                                           -----------------------
Net Assets                                                                                                         $1,035,702,371
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($1,035,702,371/2,638,562 units outstanding)                                                                              $392.53
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                            $2,600,457             $7,628,565
     Interest income                                                                               291,106                865,686
                                                                                   -----------------------------------------------
          Net investment income                                                                  2,891,563              8,494,251

Expenses:
     Investment  advisory  fee                                                                     636,871              1,856,137
     State  Street  Bank  &  Trust  Company - program  fee                                         900,479              2,625,843
     American  Bar  Retirement  Association - program  fee                                         131,297                382,901
     Trustee, management and administration fees                                                   193,150                561,147
     Other  expenses  and  taxes                                                                    97,633                280,221
     Amortization  of  organization  expenses                                                       38,075                142,764
                                                                                   -----------------------------------------------
          Total expenses                                                                         1,997,505              5,849,013
                                                                                   -----------------------------------------------
          Net investment income                                                                    894,058              2,645,238
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                           25,381,368             82,896,246
Unrealized appreciation (depreciation) of investments during the period                       (145,142,621)             2,294,810
                                                                                   -----------------------------------------------
          Net gain (loss) on investments                                                      (119,761,253)            85,191,056
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                    ($118,867,195)           $87,836,294
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                   $894,058             $2,645,238
          Net realized gain on investments                                                      25,381,368             82,896,246
          Unrealized appreciation (depreciation) of investments during the period             (145,142,621)             2,294,810
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     (118,867,195)            87,836,294
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          16,962,657             50,401,325
          Cost of units redeemed                                                               (32,724,549)           (70,389,233)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from participant transactions                   (15,761,892)           (19,987,908)
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                   (134,629,087)            67,848,386

Net Assets:
          Beginning of period                                                                1,170,331,458            967,853,985
          End of period                                                                     $1,035,702,371         $1,035,702,371

Number of units:
          Outstanding-beginning of period                                                        2,678,001              2,689,796
               Sold                                                                                 41,243                123,082
               Redeemed                                                                            (80,682)              (174,316)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              2,638,562              2,638,562
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $1.13                  $3.22
Expenses                                                                                             (0.78)                 (2.22)
                                                                                   -----------------------------------------------
Net investment income                                                                                 0.35                   1.00
Net realized and unrealized gain (loss) on investments                                              (44.84)                 31.71
                                                                                   -----------------------------------------------
Net increase (decrease) in unit value                                                               (44.49)                 32.71
Net asset value at beginning of period                                                              437.02                 359.82
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                   $392.53                $392.53
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.71%                  0.72%
Ratio of net investment income to average net assets*                                                 0.32%                  0.32%
Portfolio turnover                                                                                   10.52%                 33.79%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   2,639                  2,639
--------------------------------------------------------------------------------
*Annualized

         AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $187,625,369)                                                                            $177,440,623
Cash                                                                                                                      361,980
Receivable  for  investments  sold                                                                                              0
Receivable  for  fund  units  sold                                                                                              0
Dividends  and  interest  receivable                                                                                            0
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                    177,802,603
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                         361,980
Payable for fund units purchased                                                                                        1,017,676
Accrued expenses                                                                                                           84,461
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                  1,464,117
                                                                                                           -----------------------
Net Assets                                                                                                           $176,338,486
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($176,338,486/7,882,973 units outstanding)                                                                                 $22.37
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                              $182,371               $334,419
     Interest income                                                                                     0                      0
                                                                                   -----------------------------------------------
          Net investment income                                                                    182,371                334,419

Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                         152,519                440,275
     American  Bar  Retirement  Association - program  fee                                          22,239                 64,201
     Trustee, management and administration fees                                                    70,721                204,367
     Other  expenses  and  taxes                                                                    19,014                 48,997
     Amortization  of  organization  expenses                                                        5,847                 21,923
                                                                                   -----------------------------------------------
          Total expenses                                                                           270,340                779,763
                                                                                   -----------------------------------------------
          Net investment loss                                                                      (87,969)              (445,344)
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                               42,410             51,584,124
Unrealized depreciation of investments during the period                                       (23,297,179)           (50,203,051)
                                                                                   -----------------------------------------------
          Net gain (loss) on investments                                                       (23,254,769)             1,381,073
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     ($23,342,738)              $935,729
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                     ($87,969)             ($445,344)
          Net realized gain on investments                                                          42,410             51,584,124
          Unrealized depreciation of investments during the period                             (23,297,179)           (50,203,051)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (23,342,738)               935,729
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           7,744,456             33,738,085
          Cost of units redeemed                                                                (6,975,151)           (12,044,471)
                                                                                   -----------------------------------------------
          Net increase in net assets resulting from participant transactions                       769,305             21,693,614
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                    (22,573,433)            22,629,343

Net Assets:
          Beginning of period                                                                  198,911,919            153,709,143
          End of period                                                                       $176,338,486           $176,338,486

Number of units:
          Outstanding-beginning of period                                                        7,846,512              6,971,219
               Sold                                                                                338,990              1,426,513
               Redeemed                                                                           (302,529)              (514,759)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              7,882,973              7,882,973
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.02                  $0.04
Expenses                                                                                             (0.04)                 (0.10)
                                                                                   -----------------------------------------------
Net investment loss                                                                                  (0.02)                 (0.06)
Net realized and unrealized gain (loss) on investments                                               (2.96)                  0.38
                                                                                   -----------------------------------------------
Net increase (decrease) in unit value                                                                (2.98)                  0.32
Net asset value at beginning of period                                                               25.35                  22.05
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $22.37                 $22.37
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.57%                  0.57%
Ratio of net investment loss to average net assets*                                                  (0.18%)                (0.33%)
Portfolio turnover**                                                                                  3.75%                 89.52%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,883                  7,883
--------------------------------------------------------------------------------
*Annualized
**Reflects purchases and sales of shares of the collective investment funds in which the fund invests, rather than turnover of the underlying portfolio of such collective investment funds.

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                             INTERMEDIATE BOND FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $110,923,641)                                                                            $116,314,699
Cash                                                                                                                            0
Receivable  for  investments  sold                                                                                              0
Receivable  for  fund  units  sold                                                                                        375,745
Dividends  and  interest  receivable                                                                                      579,677
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                    117,270,121
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                         955,313
Payable for fund units purchased                                                                                                0
Accrued expenses                                                                                                           52,236
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                  1,007,549
                                                                                                           -----------------------
Net Assets                                                                                                           $116,262,572
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($116,262,572/8,959,398 units outstanding)                                                                                 $12.98
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                            $1,686,001             $4,688,938
     Interest income                                                                                     0                     92
                                                                                   -----------------------------------------------
          Net investment income                                                                  1,686,001              4,689,030

Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                          90,720                245,299
     American  Bar  Retirement  Association - program  fee                                          13,228                 35,770
     Trustee, management and administration fees                                                    28,276                 76,303
     Other  expenses  and  taxes                                                                    13,481                 29,627
     Amortization  of  organization  expenses                                                        2,251                 10,300
                                                                                   -----------------------------------------------
          Total expenses                                                                           147,956                397,299
                                                                                   -----------------------------------------------
          Net investment income                                                                  1,538,045              4,291,731
                                                                                   -----------------------------------------------
Realized and unrealized gain on investments:
Net realized gain on investments sold                                                              203,066                303,072
Unrealized appreciation of investments during the period                                         3,679,741              4,509,439
                                                                                   -----------------------------------------------
          Net gain on investments                                                                3,882,807              4,812,511
                                                                                   -----------------------------------------------
          Net increase in net assets resulting from operations                                  $5,420,852             $9,104,242
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $1,538,045             $4,291,731
          Net realized gain on investments                                                         203,066                303,072
          Unrealized appreciation of investments during the period                               3,679,741              4,509,439
                                                                                   -----------------------------------------------
          Net increase in net assets resulting from operations                                   5,420,852              9,104,242
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           7,362,968             34,251,315
          Cost of units redeemed                                                                (5,043,769)            (9,827,468)
                                                                                   -----------------------------------------------
          Net increase in net assets resulting from participant transactions                     2,319,199             24,423,847
                                                                                   -----------------------------------------------
                    Total increase in net assets                                                 7,740,051             33,528,089

Net Assets:
          Beginning of period                                                                  108,522,521             82,734,483
          End of period                                                                       $116,262,572           $116,262,572

Number of units:
          Outstanding-beginning of period                                                        8,770,302              6,945,554
               Sold                                                                                589,212              2,807,265
               Redeemed                                                                           (400,116)              (793,421)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              8,959,398              8,959,398
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.15                  $0.52
Expenses                                                                                             (0.01)                 (0.04)
                                                                                   -----------------------------------------------
Net investment income                                                                                 0.14                   0.48
Net realized and unrealized gain on investments                                                       0.47                   0.59
                                                                                   -----------------------------------------------
Net increase in unit value                                                                            0.61                   1.07
Net asset value at beginning of period                                                               12.37                  11.91
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $12.98                 $12.98
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.53%                  0.52%
Ratio of net investment income to average net assets*                                                 5.48%                  5.61%
Portfolio turnover **                                                                                 7.55%                 14.07%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   8,959                  8,959
--------------------------------------------------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $66,314,202)                                                                              $59,938,891
Cash                                                                                                                            0
Receivable  for  investments  sold                                                                                              0
Receivable  for  fund  units  sold                                                                                      1,431,951
Dividends  and  interest  receivable                                                                                            0
Other  assets                                                                                                              33,482
                                                                                                           -----------------------
     Total  assets                                                                                                     61,404,324
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                       1,431,950
Payable for fund units purchased                                                                                                0
Accrued expenses                                                                                                           26,863
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                  1,458,813
                                                                                                           -----------------------
Net Assets                                                                                                            $59,945,511
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($59,945,511/3,363,250 units outstanding)                                                                                  $17.82
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                                    $0                     $0
     Other income                                                                                   16,584                 53,837
                                                                                   -----------------------------------------------
          Net investment income                                                                     16,584                 53,837

Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                          53,117                156,106
     American  Bar  Retirement  Association - program  fee                                           7,744                 22,763
     Trustee, management and administration fees                                                    11,394                 33,360
     Other  expenses  and  taxes                                                                     7,592                 19,277
     Amortization  of  organization  expenses                                                          156                  5,961
                                                                                   -----------------------------------------------
          Total expenses                                                                            80,003                237,467
                                                                                   -----------------------------------------------
          Net investment loss                                                                      (63,419)              (183,630)
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                               74,805                140,408
Unrealized depreciation of investments during the period                                        (9,229,334)            (1,394,774)
                                                                                   -----------------------------------------------
          Net loss on investments                                                               (9,154,529)            (1,254,366)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from operations                                 ($9,217,948)           ($1,437,996)
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                     ($63,419)             ($183,630)
          Net realized gain on investments                                                          74,805                140,408
          Unrealized depreciation of investments during the period                              (9,229,334)            (1,394,774)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from operations                                  (9,217,948)            (1,437,996)
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          20,463,548             58,018,895
          Cost of units redeemed                                                               (21,441,507)           (55,632,336)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from participant transactions           (977,959)             2,386,559
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                    (10,195,907)               948,563

Net Assets:
          Beginning of period                                                                   70,141,417             58,996,947
          End of period                                                                        $59,945,510            $59,945,510

Number of units:
          Outstanding-beginning of period                                                        3,393,171              3,239,192
               Sold                                                                              1,049,602              2,908,930
               Redeemed                                                                         (1,079,523)            (2,784,872)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              3,363,250              3,363,250
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.00                  $0.02
Expenses                                                                                             (0.02)                 (0.07)
                                                                                   -----------------------------------------------
Net investment loss                                                                                  (0.02)                 (0.05)
Net realized and unrealized loss on investments                                                      (2.83)                 (0.34)
                                                                                   -----------------------------------------------
Net decrease in unit value                                                                           (2.85)                 (0.39)
Net asset value at beginning of period                                                               20.67                  18.21
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $17.82                 $17.82
                                                                                   ===============================================

Ratio of expenses to average net assets*                                                              0.48%                  0.49%
Ratio of net investment loss to average net assets*                                                  (0.38%)                (0.38%)
Portfolio turnover**                                                                                 32.00%                 87.03%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   3,363                  3,363
--------------------------------------------------------------------------------
*Annualized
**Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                             STABLE ASSET RETURN FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $662,229,249)                                                                            $662,229,249
Interest  Receivable                                                                                                    3,320,668
Receivable  for  fund  units  sold                                                                                        696,728
Other  assets                                                                                                                  90
                                                                                                           -----------------------
     Total  assets                                                                                                      4,017,486
                                                                                                           =======================
Liabilities
Payable for fund units redeemed                                                                                                 0
Accrued expenses                                                                                                          385,220
                                                                                                           -----------------------
     Total liabilities                                                                                                    385,220
                                                                                                           -----------------------
Net Assets                                                                                                           $665,861,515
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($665,861,515/665,861,515  units  outstanding)                                                                              $1.00
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Interest income                                                                                 $9,844,806            $29,026,358
                                                                                   -----------------------------------------------
Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                         531,552              1,544,800
     American  Bar  Retirement  Association - program  fee                                          77,510                225,273
     Trustee, management and administration fees                                                   331,097                959,797
     Other  expenses  and  taxes                                                                    43,167                154,405
     Amortization  of  organization  expenses                                                       25,119                 94,180
                                                                                   -----------------------------------------------
          Total expenses                                                                         1,008,445              2,978,455
                                                                                   -----------------------------------------------
          Net investment income                                                                 $8,836,361            $26,047,903
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                      $8,836,361            $26,047,903
                                                                                   -----------------------------------------------
          Distributions from investment income                                                  (8,836,361)           (26,047,903)
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          63,661,526            126,320,346
          Units issued in connection with reinvestment
          of net investment income                                                               8,836,361             26,047,903
          Cost of units redeemed                                                               (29,775,830)          (121,071,555)
                                                                                   -----------------------------------------------
          Net increase in net assets resulting from
          participant transactions                                                              42,722,056             31,296,693
                                                                                   -----------------------------------------------
                    Total increase in net assets                                                42,722,056             31,296,693
                                                                                   ===============================================
Net Assets:
          Beginning of period                                                                  623,139,458            634,564,821
          End of period                                                                       $665,861,515           $665,861,515
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                   $0.014                 $0.044
Expenses                                                                                             0.000                 (0.004)
                                                                                   -----------------------------------------------
Net investment income                                                                                0.014                  0.040
Reinvestment of net investment income                                                               (0.014)                 (0.04)
                                                                                   -----------------------------------------------
Net increase in unit value                                                                            0.00                   0.00
Net asset value at beginning of period                                                                1.00                   1.00
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                     $1.00                  $1.00
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.62%                  0.63%
Ratio of net investment income to average net assets*                                                 5.46%                  5.47%
Number  of  units  outstanding  at  end  of  period (in thousands)                                 665,862                665,862
--------------------------------------------------------------------------------
*Annualized

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                                VALUE EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $111,808,877)                                                                            $125,146,820
Cash                                                                                                                        2,845
Receivable  for  investments  sold                                                                                              0
Receivable  for  fund  units  sold                                                                                         70,977
Dividends  and  interest  receivable                                                                                      233,897
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                    125,454,539
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                         407,044
Payable for fund units purchased                                                                                          273,588
Accrued expenses                                                                                                          124,222
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                    804,854
                                                                                                           -----------------------
Net Assets                                                                                                           $124,649,685
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($124,649,685/6,267,013 units outstanding)                                                                                 $19.89

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                              $610,494             $1,718,148
     Interest income                                                                               153,881                494,058
                                                                                   -----------------------------------------------
          Net investment income                                                                    764,375              2,212,206

Expenses:
     Investment  advisory  fee                                                                     107,786                318,304
     State  Street  Bank  &  Trust  Company - program  fee                                         107,425                317,728
     American  Bar  Retirement  Association - program  fee                                          15,664                 46,331
     Trustee, management and administration fees                                                    23,043                 67,902
     Other  expenses  and  taxes                                                                    14,498                 33,922
     Amortization  of  organization  expenses                                                        4,008                 15,871
                                                                                   -----------------------------------------------
          Total expenses                                                                           272,424                800,058
                                                                                   -----------------------------------------------
          Net investment income                                                                    491,951              1,412,148
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            2,421,736              7,067,094
Unrealized depreciation of investments during the period                                       (17,268,551)           (10,911,386)
                                                                                   -----------------------------------------------
          Net loss on investments                                                              (14,846,815)            (3,844,292)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from operations                                ($14,354,864)           ($2,432,144)
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                   $491,951             $1,412,148
          Net realized gain on investments                                                       2,421,736              7,067,094
          Unrealized depreciation of investments during the period                             (17,268,551)           (10,911,386)
                                                                                   -----------------------------------------------
          Net decrease in net assets resulting from operations                                 (14,354,864)            (2,432,144)
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           3,352,529             25,478,182
          Cost of units redeemed                                                                (6,153,615)           (11,498,997)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from participant transactions         (2,801,086)            13,979,185
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                    (17,155,950)            11,547,041

Net Assets:
          Beginning of period                                                                  141,805,635            113,102,644
          End of period                                                                       $124,649,685           $124,649,685

Number of units:
          Outstanding-beginning of period                                                        6,402,682              5,624,404
               Sold                                                                                162,047              1,186,412
               Redeemed                                                                           (297,716)              (543,803)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              6,267,013              6,267,013
                                                                                   ===============================================

         American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.11                  $0.35
Expenses                                                                                             (0.05)                 (0.13)
                                                                                   -----------------------------------------------
Net investment income                                                                                 0.06                   0.22
Net realized and unrealized loss on investments                                                      (2.32)                 (0.44)
                                                                                   -----------------------------------------------
Net decrease in unit value                                                                           (2.26)                 (0.22)
Net asset value at beginning of period                                                               22.15                  20.11
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $19.89                 $19.89
                                                                                   ===============================================

Ratio of expenses to average net assets*                                                              0.81%                  0.81%
Ratio of net investment income to average net assets*                                                 1.47%                  1.43%
Portfolio turnover                                                                                    8.73%                 21.06%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,267                  6,267
--------------------------------------------------------------------------------
*Annualized

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE - CONSERVATIVE PORTFOLIO

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $20,475,501)                                                                              $21,505,575
Cash                                                                                                                            0
Receivable  for  investments  sold                                                                                        217,496
Receivable  for  fund  units  sold                                                                                          7,865
Dividends  and  interest  receivable                                                                                            0
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                     21,730,936
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                         225,361
Payable for fund units purchased                                                                                                0
Accrued expenses                                                                                                            1,445
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                    226,806
                                                                                                           -----------------------
Net Assets                                                                                                            $21,504,130
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($21,504,130/1,574,106 units outstanding)                                                                                  $13.66
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                                    $0                     $0
     Interest income                                                                                     0                      0
                                                                                   -----------------------------------------------
          Net investment income                                                                          0                      0

Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                      0
     American  Bar  Retirement  Association - program  fee                                               0                      0
     Trustee, management and administration fees                                                     4,351                 12,771
     Other  expenses  and  taxes                                                                         0                      0
     Amortization  of  organization  expenses                                                            0                      0
                                                                                   -----------------------------------------------
          Total expenses                                                                             4,351                 12,771
                                                                                   -----------------------------------------------
          Net investment loss                                                                       (4,351)               (12,771)
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                              479,646              1,693,931
Unrealized depreciation of investments during the period                                          (849,444)              (644,704)
                                                                                   -----------------------------------------------
          Net gain (loss) on investments                                                          (369,798)             1,049,227
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                        ($374,149)            $1,036,456
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                      ($4,351)              ($12,771)
          Net realized gain on investments                                                         479,646              1,693,931
          Unrealized depreciation of investments during the period                                (849,444)              (644,704)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                         (374,149)             1,036,456
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           2,456,392             10,053,162
          Cost of units redeemed                                                                (2,071,766)            (6,813,306)
                                                                                   -----------------------------------------------
          Net increase in net assets resulting from participant transactions                       384,626              3,239,856
                                                                                   -----------------------------------------------
                    Total increase in net assets                                                    10,477              4,276,312

Net Assets:
          Beginning of period                                                                   21,493,653             17,227,818
          End of period                                                                        $21,504,130            $21,504,130

Number of units:
          Outstanding-beginning of period                                                        1,544,140              1,328,560
               Sold                                                                                179,159                741,410
               Redeemed                                                                           (149,193)              (495,864)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              1,574,106              1,574,106
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.00                  $0.00
Expenses                                                                                              0.00                  (0.01)
                                                                                   -----------------------------------------------
Net investment income (loss)                                                                          0.00                  (0.01)
Net realized and unrealized gain (loss) on investments                                               (0.26)                  0.70
                                                                                   -----------------------------------------------
Net increase (decrease) in unit value                                                                (0.26)                  0.69
Net asset value at beginning of period                                                               13.92                  12.97
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $13.66                 $13.66
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.08%                  0.08%
Ratio of net investment income to average net assets*                                                 0.08%                  0.08%
Portfolio turnover**                                                                                 14.86%                 42.23%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   1,574                  1,574
--------------------------------------------------------------------------------
*Annualized
**Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

        AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE - MODERATE PORTFOLIO

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $64,965,548)                                                                              $71,628,893
Cash                                                                                                                            0
Receivable  for  investments  sold                                                                                        951,805
Receivable  for  fund  units  sold                                                                                         84,035
Dividends  and  interest  receivable                                                                                            0
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                     72,664,733
                                                                                                           =======================
Liabilities
Payable for investments purchased                                                                                       1,035,840
Payable for fund units purchased                                                                                                0
Accrued expenses                                                                                                            4,894
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                  1,040,734
                                                                                                           -----------------------
Net Assets                                                                                                            $71,623,999
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($71,623,999/4,925,564 units outstanding)                                                                                  $14.54
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                                    $0                     $0
     Interest income                                                                                     0                      0
                                                                                   -----------------------------------------------
          Net investment income                                                                          0                      0

Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                      0
     American  Bar  Retirement  Association - program  fee                                               0                      0
     Trustee, management and administration fees                                                    15,389                 45,049
     Other  expenses  and  taxes                                                                         0                      0
     Amortization  of  organization  expenses                                                            0                      0
                                                                                   -----------------------------------------------
          Total expenses                                                                            15,389                 45,049
                                                                                   -----------------------------------------------
          Net investment loss                                                                      (15,389)               (45,049)
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,773,183              4,288,195
Unrealized depreciation of investments during the period                                        (5,896,252)            (1,422,931)
                                                                                   -----------------------------------------------
          Net gain (loss) on investments                                                        (4,123,069)             2,865,264
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      ($4,138,458)            $2,820,215
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                     ($15,389)              ($45,049)
          Net realized gain on investments                                                       1,773,183              4,288,195
          Unrealized depreciation of investments during the period                              (5,896,252)            (1,422,931)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (4,138,458)             2,820,215
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           3,499,953             11,695,641
          Cost of units redeemed                                                                (3,589,575)            (8,986,738)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from participant transactions            (89,622)             2,708,903
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                     (4,228,080)             5,529,118

Net Assets:
          Beginning of period                                                                   75,852,079             66,094,881
          End of period                                                                        $71,623,999            $71,623,999

Number of units:
          Outstanding-beginning of period                                                        4,936,847              4,744,620
               Sold                                                                                232,651                786,999
               Redeemed                                                                           (243,934)              (606,055)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              4,925,564              4,925,564
                                                                                   ===============================================

         American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.00                  $0.00
Expenses                                                                                              0.00                  (0.01)
                                                                                   -----------------------------------------------
Net investment income (loss)                                                                          0.00                  (0.01)
Net realized and unrealized gain (loss) on investments                                               (0.82)                  0.62
                                                                                   -----------------------------------------------
Net increase (decrease) in unit value                                                                (0.82)                  0.61
Net asset value at beginning of period                                                               15.36                  13.93
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $14.54                 $14.54
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.08%                  0.08%
Ratio of net investment income to average net assets*                                                (0.08%)                (0.08%)
Portfolio turnover**                                                                                 10.50%                 22.95%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   4,926                  4,926
--------------------------------------------------------------------------------
*Annualized
**Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE - AGGRESSIVE PORTFOLIO

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED

                                                                                                              September 30, 1998
                                                                                                           -----------------------
Assets
Investments, at value (cost $51,083,799)                                                                              $56,490,704
Cash                                                                                                                            0
Receivable  for  investments  sold                                                                                        811,538
Receivable  for  fund  units  sold                                                                                         45,253
Dividends  and  interest  receivable                                                                                            0
Other  assets                                                                                                                   0
                                                                                                           -----------------------
     Total  assets                                                                                                     57,347,495
                                                                                                           -----------------------
Liabilities
Payable for investments purchased                                                                                         856,791
Payable for fund units purchased                                                                                                0
Accrued expenses                                                                                                            3,884
Other liabilities                                                                                                               0
                                                                                                           -----------------------
     Total liabilities                                                                                                    860,675
                                                                                                           -----------------------
Net Assets                                                                                                            $56,486,820
                                                                                                           =======================
Net asset value, redemption price and offering price per unit of beneficial interest
($56,486,820/3,710,743 units outstanding)                                                                                  $15.22
                                                                                                           =======================

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                                                    $0                     $0
     Interest income                                                                                     0                      0
                                                                                   -----------------------------------------------
          Net investment income                                                                          0                      0

Expenses:
     Investment  advisory  fee                                                                           0                      0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                      0
     American  Bar  Retirement  Association - program  fee                                               0                      0
     Trustee, management and administration fees                                                    12,494                 36,576
     Other  expenses  and  taxes                                                                         0                      0
     Amortization  of  organization  expenses                                                            0                      0
                                                                                   -----------------------------------------------
          Total expenses                                                                            12,494                 36,576
                                                                                   -----------------------------------------------
          Net investment loss                                                                      (12,494)               (36,576)
                                                                                   -----------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,238,260              2,924,850
Unrealized depreciation of investments during the period                                        (7,315,259)            (2,109,377)
                                                                                   -----------------------------------------------
          Net gain (loss) on investments                                                        (6,076,999)               815,473
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      ($6,089,493)              $778,897
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                     ($12,494)              ($36,576)
          Net realized gain on investments                                                       1,238,260              2,924,850
          Unrealized depreciation of investments during the period                              (7,315,259)            (2,109,377)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (6,089,493)               778,897
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           1,824,620              9,337,993
          Cost of units redeemed                                                                (2,424,023)            (5,498,079)
                                                                                   -----------------------------------------------
          Net increase (decrease) in net assets resulting from participant transactions           (599,403)             3,839,914
                                                                                   -----------------------------------------------
                    Total increase (decrease) in net assets                                     (6,688,896)             4,618,811

Net Assets:
          Beginning of period                                                                   63,175,716             51,868,009
          End of period                                                                        $56,486,820            $56,486,820

Number of units:
          Outstanding-beginning of period                                                        3,749,576              3,478,382
               Sold                                                                                113,852                576,045
               Redeemed                                                                           (152,685)              (343,684)
                                                                                   -----------------------------------------------
          Outstanding-end of period                                                              3,710,743              3,710,743
                                                                                   ===============================================

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 1998           January 1, 1998
                                                                                    to September 30, 1998  to September 30, 1998
                                                                                   -----------------------------------------------
Investment income                                                                                    $0.00                  $0.00
Expenses                                                                                              0.00                  (0.01)
                                                                                   -----------------------------------------------
Net investment income (loss)                                                                          0.00                  (0.01)
Net realized and unrealized gain (loss) on investments                                               (1.63)                  0.32
                                                                                   -----------------------------------------------
Net increase (decrease) in unit value                                                                (1.63)                  0.31
Net asset value at beginning of period                                                               16.85                  14.91
                                                                                   -----------------------------------------------
Net asset value at end of period                                                                    $15.22                 $15.22
                                                                                   ===============================================
Ratio of expenses to average net assets*                                                              0.08%                  0.07%
Ratio of net investment income (loss) to average net assets*                                         (0.08%)                (0.07%)
Portfolio turnover**                                                                                  7.32%                 17.38%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   3,711                  3,711
--------------------------------------------------------------------------------
*Annualized
**Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Overview

                In the third quarter, the domestic equity market experienced negative returns as the economic turmoil in Asia continued to erode investor confidence in future earnings. Large capitalization stocks had negative returns but these returns were still better than those of small capitalization stocks. Sectors that outperformed the broad market included utilities, health care and technology while energy, financial services and consumer products underperformed the market. The Federal Reserve lowered the fed funds rate by 25 basis points in response to the worldwide uncertainties affecting the domestic economy. The global economic condition also fueled a flight to safety, reflected in the thirty-year U.S. Treasury bond closing with an all time low yield of 4.97%, its lowest yield over twenty years. Internationally, both the developed and emerging markets suffered significant declines. Emerging markets losses were greater in part due to the turmoil in Russia.

    Aggressive Equity Fund

                The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended September 30, 1998 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (21.56)%. By comparison, the Russell 2000 Index produced a total return of (20.15)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

                The most heavily weighted sectors in the Aggressive Equity Fund were health care, computers and office equipment and consumer non-durables. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at September 30, 1998 included Elan PLC, Biogen Inc., HBO & Company, and Legato Systems, Inc.

    Balanced Fund

                The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended September 30, 1998, the Balanced Fund experienced a total return, net of Expenses, of (6.60)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index (the "LB Aggregate Bond Index") weighted 60%/40%, respectively, produced a total return of (4.49)%. The Russell 1000 Index and the LB Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

                The most heavily weighted sectors in the equity portion of the fund were financial services, technology, and consumer non-durables. Securities representing the largest equity holdings based on market value in the Balanced Fund at September 30, 1998 included Pfizer Inc., Exel Ltd., SLM Holding Corp., and Applied Materials Inc. The Fixed income portion was heavily invested in U.S. Treasuries and Government agency mortgage related issues.

    Growth Equity Fund

                The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Growth Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund is actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

                For the quarter ended September 30, 1998, the Growth Equity Fund experienced a total return, net of Expenses, of (10.17)%. By comparison, the Russell 1000 Growth Index produced a return of (9.08)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

                The most heavily weighted industry sectors in the Growth Equity Fund were health care, technology and consumer non-durables. Securities representing the largest holdings based on market value in the Growth Equity Fund at September 30, 1998 included Pfizer Inc., General Electric Company, Microsoft Corp. and Intel Corp.

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

                The Fund produced a total return, net of Expenses, for the quarter ended September 30, 1998 of (11.76)%. By comparison, the Russell 3000 Index produced a return of (11.19)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

                For the quarter ended September 30, 1998, the Intermediate Bond Fund experienced a total return, net of Expenses, of 4.87%. As a comparison, the LB Aggregate Bond Index produced a return of 4.23% for the same period. The LB Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

                For the quarter ended September 30, 1998, the International Equity Fund experienced a total return, net of Expenses, of (13.78)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (15.18)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

                For the quarter ended September 30, 1998, the Stable Asset Return Fund produced a return, net of Expenses, of 1.39%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 1.24%. The Fund's strong performance relative to the

    Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

    Value Equity Fund

                The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

                For the quarter ended September 30, 1998, the Value Equity Fund experienced a total return, net of Expenses, of (10.20)%. By comparison, the Russell 1000 Value Index produced a return of (11.58)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

                The most heavily weighted sectors in the Value Equity Fund were financial services, utilities, consumer growth stocks and technology. Securities representing the largest holdings based on market value in the Value Equity Fund at September 30, 1998 included Microsoft Corp., International Business Machines Corp., General Electric Company, and Johnson & Johnson Inc.

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

                For the quarter ended September 30, 1998, the structured portfolio service experienced a total return, net of Expenses, of (1.86)% for the Conservative Portfolio, (5.36)% for the Moderate Portfolio, and (9.65)% for the Aggressive Portfolio.

    Resolution 2000

                State Street Bank and Trust Company, the trustee of the Collective Trust, is responsible for the operation and management of the investment options of the American Bar Association Members Retirement Program. As a subsidiary of State Street Corporation, State Street Bank and Trust Company is subject to the oversight of State Street Corporation and its comprehensive Resolution 2000 program. The Resolution 2000 program is described below.

                Program Scope and Oversight. The approaching Year 2000 presents companies in all industries with a myriad of challenges to ensure compliance of its computer systems and processes. These challenges stem from a once-common programming standard using two-digit years for date fields contained in computer programs and related data. Commencing in 1996, State Street Corporation assessed the impact of the upcoming Year 2000 on its operations and has developed a comprehensive program, Resolution 2000, to address the related issues.

                This program covers six major areas of Year 2000 compliance:
    Information Technology ("IT") Infrastructure, Global Data Networks, Core Application Software, Business Area Supported Applications, Facilities, and Third Party Suppliers. Information Technology Infrastructure, Global Data Networks and Core Application Software make up what is commonly referred to as Information Technology Systems. More specifically, Information Technology Infrastructure is the hardware and system software required to support the Core Application software, which consists of State Street Corporation's Custody, Accounting, Deposits, Loans, Cash Management and Investment Management systems. Global Data Networks consist of the wide and local area networks and telephone/PBX systems. Business Area Supported Applications are those desktop applications developed and supported by non-IT areas, and includes office equipment such as fax machines. Facilities is the embedded technology used throughout State Street Corporation's offices, for example uninterrupted power supply, fire alarms, security and heating and air-conditioning systems. Third-Party Suppliers refers to all external parties that have the potential to impact State Street Corporation's ability to deliver compliant products and services, such as vendors, service providers, subcustodian banks, counter parties business partners, and customers.

                State Street Corporation engaged a consulting firm at the onset of the Resolution 2000 program to assist in the area of program management, and to provide technical professional resources to the program as required. This firm was selected for its recognized leadership in management of large-scale information technology programs and for its established methodology. This methodology forms the basis for State Street Corporation's activities with its consultant in applying the Resolution 2000 program to the Core Application Software area. Under this program, there is a phased approach followed with each element of the program which includes: inventorying potentially date sensitive items; assigning a business risk rating to each item; assessing the compliance status of each item; taking corrective action to renovate, replace, retire, upgrade or outsource to achieve compliance; validating compliance through several levels of testing (regression, internal and external Year 2000 testing); and developing and validating business resumption contingency plans for each critical business function as required. All major areas of the Resolution 2000 program are performing these activities.

                A central program management office, global compliance teams, and a corporate governance/oversight structure support the Resolution 2000 program. Program updates, progress reports, and critical matters are regularly communicated to senior management and the Board of Directors.

                The Resolution 2000 program activities are incorporated into State Street Corporation's corporate risk management functions. In addition, these activities are subject to ongoing assurance reviews, which include internal audits, regulatory examinations performed by the Federal Reserve, and compliance procedures performed by external auditors in connection with third party reviews and financial statement audits.

                State of Readiness. At September 30, 1998, the inventorying, risk assessments and compliance assessment work had been completed by State Street Corporation and corrective actions and internal Year 2000 testing were well underway. External testing with key industry organizations such as the Federal Reserve, Depository Trust Corporation, and Society for Worldwide Interbank Financial Telecommunications (SWIFT), had commenced with all tests to date successfully completed. External testing with subcustodians will begin in the fourth quarter of 1998 and customer testing will begin in the first quarter of 1999. State Street Corporation currently anticipates that its Year 2000 compliance inventory, assessment, correction and internal testing efforts which commenced at the beginning of 1996 will be substantially completed by December 31, 1998 with all internal testing being completed by March 31, 1999. External testing will be a key focus in the first half of 1999 and is expected to be complete in the third quarter of 1999. State Street Corporation's Year 2000 contingency planning program is underway, leveraging the strength of State Street Corporation's business resumption contingency plans. Year 2000 contingency plan development is expected to be complete by the second quarter of 1999. Validation of these plans will be completed in the third quarter of 1999.

    Progress as of September 30, 1998 is as follows:

                                                 Regression          Internal
                                                 Testing and         Year-
                                                 Production          2000
                                  Correction     Implementation      Testing

    IT Infrastructure             95%            90%                 90%
    Global Data Networks          95%            50%                 95%
    Core Application Software     90%            80%                 50%
    Business Area Supported       70%            30%                 45%
    Applications
    Facilities                    85%            85%                 70%

    Progress at September 30, 1998 related to the Third Party Suppliers, which could impact State Street Corporation's ability to deliver compliant products and services, is as follows:

                Internal communications with vendors to obtain information on the compliance status of the products and services provided to State Street Corporation has been completed. Key vendors have been asked to present updates to State Street Corporation on their compliance programs and related progress. Eighty percent have been assessed and necessary action plans are being developed for issues identified in these assessments of key vendors. With respect to those products and services that are considered high-risk, State Street Corporation has substantially completed development of contingency remediation plans.

                Year 2000 compliance has been incorporated into State Street Corporation's existing due diligence procedures performed with business partner and counterparty relationships. Year 2000 assessments of business partners has been completed and the current and future focus has turned to implementation of remediations and contingency planning. Year 2000 counterparty assessments are substantially complete, in line with the recommendations of the Federal Financial Institutions Examination Council (FFIEC).

                Year 2000 compliance has been incorporated into the existing due diligence for its subcustodian bank network. In addition, questionnaires have been sent to the subcustodians focusing on the adequacy of its compliance program and implementation plans, including testing with State Street Corporation. Subcustodian contingency planning efforts aimed at identifying alternative subcustodian banks in each of State Street's markets is near completion. Test planning activities are currently underway, and live testing is expected to begin in the fourth quarter of 1998.

    Certain IT projects have been delayed due to resources committed to the Resolution 2000 program. The impact of these delays is not expected to have a material adverse impact on the American Bar Association Members Retirement Program.

                Contingency Plans. State Street Corporation cannot control the success of each third party's Year 2000 compliance program. In instances where the risk of Year 2000 compliance failure is high and there is potential for not providing or not receiving a compliant product, or if scheduled delivery is beyond an acceptable date, State Street will adopt business contingency plans. To mitigate the effects of its or significant customers' or supplier/vendors' potential failure to remediate the Year 2000 issue in a timely manner, State Street Corporation would take reasonable contingency actions, which may include implementing alternatives, using manual workarounds and event management. The ultimate goal in developing contingency plans is to have an uninterrupted flow of information between State Street Corporation and third party providers in the Year 2000 and beyond. State Street Corporation expects to have contingency plans in place by the second quarter of 1999. If it becomes necessary for State Street Corporation to take these corrective actions, it is uncertain, until the contingency plans are implemented, whether this would result in significant delays in business operations or have a material adverse effect on State Street Corporation.

                Costs. Annual Resolution 2000 program costs are absorbed within normal spending levels of State Street Corporation. State Street Corporation's management currently estimates the aggregate cost of the Resolution 2000 Program to be less than 2% of its total operating expenses for the five-year period 1996-2000. As of September 30, 1998, cumulative program expenditures were $69 million of which $14 million was incurred during the third quarter. Such costs are expensed as incurred and include dedicated staff, equipment, consultants, and other expenses. Costs related to the American Bar Association Members Retirement Program are included in State Street Corporation's estimate.


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


                                  AMERICAN BAR ASSOCIATION MEMBERS/
                                  STATE STREET COLLECTIVE TRUST


November 16, 1998                 By: /s/ Nancy P. Antin
                                      ------------------
                                      Nancy P. Antin
                                      Vice President and Chief Financial Officer


November 16, 1998                 By: /s/ Susan C. Daniels
                                      --------------------
                                      Susan C. Daniels
                                      Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX

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