Form 10-K405
period 1998-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1999-03-31
CIK 878375

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

    For the fiscal year ended December 31, 1998
    Commission file nos. 333-69427 and 333-23633

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 31, 1998 the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was $3,272,000,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Special Note Regarding Forward Looking Statements.........................   3

                                  PART I
ITEM  1.  Business .......................................................   4
       OVERVIEW...........................................................   4
       THE PROGRAM........................................................   4
       DESCRIPTION OF INVESTMENT OPTIONS..................................   6
        Stable Asset Return Fund..........................................   7
        Intermediate Bond Fund............................................  10
        Balanced Fund.....................................................  14
        Value Equity Fund.................................................  15
        Growth Equity Fund................................................  17
        Index Equity Fund.................................................  18
        Aggressive Equity Fund............................................  20
        International Equity Fund.........................................  22
        Investment Prohibitions Relating to the Funds.....................  26
        Valuation of Units................................................  27
        Performance Information...........................................  28
        Derivative Instruments............................................  28
        Investment Advisors...............................................  30
        Structured Portfolio Service......................................  33
        Self-Managed Accounts.............................................  35
        Equitable Real Estate Account.....................................  35
        Contributions to the Investment Options...........................  35
        Transfers Among Investment Options................................  35
        Benefits and Distributions........................................  36
        Additional Information............................................  36
       ADOPTION OF PROGRAM................................................  36
       STATE STREET.......................................................  37
        Resolution 2000...................................................  37
       AMERICAN BAR RETIREMENT ASSOCIATION................................  40
       DEDUCTIONS AND FEES................................................  41
        Program Expense Fee...............................................  41
        Trustee, Management and Administration Fees.......................  41
        Self-Managed Account Fees ........................................  41
        Investment Advisor Fee............................................  42
        Organizational Expenses...........................................  44
        Fee Recipients....................................................  44
ITEM  2. Properties ......................................................  44
ITEM  3. Legal Proceedings ...............................................  44
ITEM  4. Submission of Matters to a Vote of Security Holders .............  44

                                 PART II
ITEM  5. Market for Registrant's Common Stock and Related Stockholder
          Matters ........................................................  45
ITEM  6. Selected Financial Data .........................................  45
ITEM  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  52
ITEM  8. Financial Statements and Supplementary Data .....................  55

ITEM  9. Changes in and Disagreements with Accountants on Accounting and
          Financial  Disclosure ...........................................  55

                                 PART III
ITEM 10. Directors and Executive Officers of the Registrant ...............  56
ITEM 11. Executive Compensation ...........................................  56
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ...  56
ITEM 13. Certain Relationships and Related Transactions ...................  56

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K........................................................  57
Signatures ................................................................  61
Financial Statements....................................................... F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options described herein, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Collective Trust desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Investment Options described herein to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of certain of these factors, see the descriptions of each of the Investment Options found in "Item 1. Business."

                                    PART I

Item 1. Business.

                                   OVERVIEW

  American Bar Association Members/State Street Collective Trust (the "Collective Trust") was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the "Program"). Eight separate collective investment funds (the "Funds") and three portfolios in a Structured Portfolio Service are established under the Collective Trust. The Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Value Equity Fund, Growth Equity Fund, Index Equity Fund, Aggressive Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by the American Bar Retirement Association ("ABRA").

  The Collective Trust may offer and sell an unlimited number of units of beneficial interest ("Units"), representing interests in separate fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

  State Street Bank and Trust Company ("State Street" or the "Trustee") serves as trustee of the Collective Trust. On January 1, 1992, State Street assumed responsibility for administering and providing the Investment Options for the Program. State Street is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

                                  THE PROGRAM

  The American Bar Association Members Retirement Program is a comprehensive retirement program that provides employers who adopt the Program with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. The Program is sponsored by the American Bar Retirement Association, which was organized by the American Bar Association (the "ABA") to sponsor retirement programs for employers who are members or associates of the ABA, most state and local bar associations or certain organizations related to the practice of law, as described in the following paragraph.

  Attorneys who are sole practitioners and partnerships and professional corporations engaged in the practice of law can adopt the Program for their law practices if they or one of their partners or shareholders is a member or associate of the ABA or of a state or local bar association that is represented in the ABA's House of Delegates. Such a bar association or an organization closely associated with the legal profession that has as an owner or member of its governing board a member or associate of the ABA may also be eligible to adopt the Program. The law practices, bar associations and other organizations that are eligible to adopt the Program are referred to herein as "Eligible Employers," and those that adopt the Program are referred to as "Employers." The term "Participants" means employees (together with their beneficiaries where applicable) of Employers who have adopted the Program for their practices.

  Eligible Employers who elect to participate in the Program may do so by adopting a master plan under one or both of two ABA Members Plans sponsored by ABRA. One of the ABA Members Plans is the American Bar Association Members Retirement Plan, a defined contribution master plan, and the other is the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Eligible Employers that design and maintain their own individually designed plans may also participate in certain aspects of the Program through such plans.

  Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust in the case of assets contributed under master plans and the American Bar Association Members Pooled Trust for Retirement Plans in the case of assets contributed under individually designed plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining such allocation pursuant to the terms of the particular plan.

                       DESCRIPTION OF INVESTMENT OPTIONS

  State Street offers eight collective investment funds and three portfolios in a Structured Portfolio Service under the Collective Trust. The Funds and the portfolios of the Structured Portfolio Service are Investment Options under the Program. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust, and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans. State Street is the sole trustee of each of these trusts.

  The following are Investment Options under the Program. The Stable Asset Return Fund invests primarily in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests primarily in debt securities of varying maturities, with approximately two-thirds of such portfolio to be actively managed and one-third of such portfolio to be invested to replicate the Lehman Brothers Government/Corporate Bond Index. The Index Equity Fund invests primarily in common stocks included in the Russell 3000 Index. The Balanced Fund, Value Equity Fund, Growth Equity Fund, Aggressive Equity Fund and International Equity Fund invest primarily in equity securities or, in the case of the Balanced Fund, a combination of equity and debt securities. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by giving investors the opportunity to select conservative, moderate or aggressive allocations of assets among the Program's Funds. In addition, assets contributed under the Program may be invested in any publicly traded debt and equity securities and shares of numerous mutual funds through a Self-Managed Account.

  Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of underlying Funds. Although the Funds and the portfolios of the Structured Portfolio Service are similar in certain respects to registered open-end management investment companies (commonly referred to as "mutual funds"), the Funds and the portfolios of the Structured Portfolio Service are not registered as investment companies under the Investment Company Act and, therefore, are not subject to the requirements of such act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street, as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Pooled Trust for Retirement Plans, for the benefit of investors in the plans held under those trusts. Neither the Units nor the assets of the Funds or a portfolio of the Structured Portfolio Service, as applicable, are subject to the claims of State Street's creditors. The Units are not insured by the Federal Deposit Insurance Corporation or any governmental agency. State Street's activities as trustee of the Collective Trust are subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). There are no voting rights connected with the ownership of Units.

  Units in the Funds and the portfolios of the Structured Portfolio Service are not "redeemable securities" within the meaning of the Investment Company Act. However, each Unit entitles an investor to exercise rights that are substantially similar to the rights of holders of "redeemable securities" issued by a mutual fund. Units in each Fund and in each portfolio of the Structured Portfolio Service may be withdrawn on each day that the New York Stock Exchange is open for trading (a "Business Day") (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the portfolio in the Structured Portfolio Service, respectively. In addition, transfers may be made among the Funds and the portfolios in the Structured Portfolio Service based on the relevant per Unit net asset values.

  For purposes of the following descriptions of the Funds, investments by a Fund in collective investment funds maintained by State Street are deemed to be investments in the underlying securities held by such collective investment funds.

Stable Asset Return Fund

  Investment Objective. The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. The Stable Asset Return Fund invests in investment contracts and high quality short-term instruments through collective investment funds maintained by State Street. There can be no assurance that the Stable Asset Return Fund will achieve its investment objective.

  Strategy. The Stable Asset Return Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as "U.S. Government Obligations") and notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, "Short-Term Investment Products"). The Stable Asset Return Fund may invest in Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including "Synthetic GICs" issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the Fund to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund's Short-Term Investment Products and investment contracts shall not exceed 18 months. As of December 31, 1998, approximately 45% of the Fund's assets were invested in Short-Term Investment Products and 55% of the Fund's assets were invested in investment contracts. As of December 31, 1998, the average weighted maturity of the Stable Asset Return Fund was 1.28 years. The Fund's portfolio will be structured to provide cash flow to assist liquidity management and to limit the volatility of movement in interest rates received by the Fund while maintaining a rate of return that is sensitive to current interest rates.

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

  The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will have a total value at least equal to the amount of the repurchase price and will be held by State Street until repurchased. State Street will continually monitor the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

  The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in "-- International Equity Fund--Certain Risk Factors." Foreign branches of U.S. banks are generally subject to the U.S. banking laws, but obligations issued by such branches, which are sometimes payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all banks. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank. For risks associated with investments in foreign securities, see "-- International Equity Fund--Certain Risk Factors."

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

  The Stable Asset Return Fund, as well as any other State Street collective fund through which the Fund invests, is permitted to invest in asset-backed securities (other than collateralized mortgage obligations (known as "CMOs") or other mortgage-backed securities), subject to the rating and quality requirements specified with respect to such Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve certain credit risks resulting primarily from the fact that asset-backed securities are issued by such trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in such assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. For information regarding risk factors with respect to the use of derivative instruments, see "-- Derivative Instruments."

  Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor's Corporation ("S&P") or Moody's Investors Service, Inc. ("Moody's"),
(ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody's, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody's. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement. Except with respect to certain U.S. Government Obligations, each instrument purchased will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

  The Stable Asset Return Fund may not invest in any investment contract unless, at the time of purchase, the investment contract or the issuer thereof is rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody's. Although these rating standards must be satisfied at the time an investment contract is issued, the financial condition of an issuer may change prior to maturity. The Stable Asset Return Fund will generally be unable to dispose of an investment contract prior to its maturity in the event of the deterioration of the financial condition of the issuer.

  Except for investment contracts, the Fund generally does not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase, other than U.S. Government Obligations. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than investment contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in investment contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of investment contracts included in the Fund's portfolio, and in no event greater than 20%, in each case determined at the time of purchase. To the extent that the assets of the Stable Asset Return Fund are committed to investment contracts of a single issuer, the Fund will be subject to a greater risk that a default by such issuer will have a material adverse effect on the Fund. The Stable Asset Return Fund will not acquire warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under "--Investment Prohibitions Relating to the Funds." Except as explicitly set forth above and in "--Derivative Instruments," there are no other investment restrictions applicable to the Stable Asset Return Fund.

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

  The Stable Asset Return Fund seeks to maintain a net asset value of $1.00 per Unit, although there can be no assurance that it will be able to do so. Consistent with this objective, the Short-Term Investment Products of the Stable Asset Return Fund are valued on the basis of a valuation method known as "Amortized Cost Pricing." Amortized Cost Pricing involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. While this method provides certainty in valuation, it may result in the overvaluation or undervaluation of a particular instrument relative to the market value of the instrument. The longer the maturity of an instrument, the greater the exposure to such risk of overvaluation or undervaluation. Investment contracts are valued at contract value (cost plus accrued interest).

  If an investor were to receive a distribution from, or transfer out of, the Stable Asset Return Fund at a time when the Stable Asset Return Fund was overvalued, the investor would be overpaid (based on market price) and the value of the investments of remaining investors would be diluted. Conversely, if an investor were to receive a distribution from, or transfer out of, the Stable Asset Return Fund at a time when the Stable Asset Return Fund was undervalued, the investor would be underpaid (based on market price) and the value of the investments of remaining investors would be increased. If State Street determines that the per Unit net asset value of the Stable Asset Return Fund, to the extent such value is determined based on Amortized Cost Pricing method, deviates from the net asset value determined by using available market quotations or market equivalents (market value) to a large enough extent that it may result in a material dilution or other unfair result to investors, State Street may adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce to the extent reasonably practicable such dilution or other unfair result. For this purpose, only the Short-Term Investment Products are tested on a mark-to-market basis. Such valuations for the investment contracts held in the Fund are not required by generally accepted accounting principles because of their benefit responsive structure.

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

Intermediate Bond Fund

  Investment Objective. The investment objective of the Intermediate Bond Fund is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) will be actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The other portion of the Intermediate Bond Fund--the index portion--will be invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. Government Obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. As of December 31, 1998, U.S. Government Obligations and corporate debt securities represented 68% and 32%, respectively, of the Lehman Brothers Government/Corporate Bond Index. The actively managed portion of the Intermediate Bond Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. Lehman Brothers, Inc. does not sponsor the Intermediate Bond Fund, nor is it affiliated in any way with the Intermediate Bond Fund or State Street. There can be no assurance that the Intermediate Bond Fund will achieve its investment objective.

  Strategy. The actively managed portion of the Intermediate Bond Fund is expected to invest its assets in fixed income securities of varying maturities with a portfolio duration generally from three to six years. The level of investments in fixed income securities of this portion of the Intermediate Bond Fund will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In selecting securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account.

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

  The index portion of the Intermediate Bond Fund will attempt to hold a representative sample of the securities in the Lehman Brothers Government/Corporate Bond Index so that, in the aggregate, the investment characteristics of this portion of the Intermediate Bond Fund's portfolio will resemble those of the Lehman Brothers Government/Corporate Bond Index. However, the index portion of the Intermediate Bond Fund is not expected to track the Lehman Brothers Government/Corporate Bond Index with the same degree of accuracy that complete replication of such index would provide. Over time, the portfolio composition of the index portion of the Intermediate Bond Fund will be altered (or "rebalanced") to reflect changes in the characteristics of the Lehman Brothers Government/Corporate Bond Index.

  Investment Guidelines and Restrictions. The actively managed portion of the Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities, as described below): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers' acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities.

  For the purpose of achieving income, the actively managed portion of the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing in more than seven days. See "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors."

  The index portion of the Intermediate Bond Fund will invest its assets so as to replicate the Lehman Brothers Government/Corporate Bond Index. Under normal market conditions, at least 90% of the value of the total assets of the index portion will be invested in securities comprising the Lehman Brothers Government/Corporate Bond Index. For temporary defensive purposes, the index portion of the Intermediate Bond Fund may invest without limitation in U.S. Government Obligations, commercial paper, and other short-term instruments of the type purchased by the Stable Asset Return Fund, as described in "--Stable Asset Return Fund." The index portion of the Intermediate Bond Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  For information with respect to the use of derivative instruments, see "-- Derivative Instruments." In addition, the Intermediate Bond Fund is subject to the same investment restrictions that are applicable to the other Funds. See "--Investment Prohibitions Relating to the Funds."

  Certain Risk Factors with Respect to the Intermediate Bond Fund. For information regarding certain risk factors with respect to investing in certain short-term instruments, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors," and, for information regarding risk factors with respect to the use of derivative instruments and mortgage-backed securities, see "--Derivative Instruments."

  The Intermediate Bond Fund may purchase or sell securities on a when-issued or delayed delivery basis. For information regarding certain risks involved in these activities, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors."

  The actively managed portion of the Intermediate Bond Fund will limit its foreign investments to securities of issuers based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and Mexico). Investing in the securities of issuers in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. See "--International Equity Fund--Certain Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund's performance. Because the types and proportions of the Intermediate Bond Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted.

  Index funds, such as the index portion of the Intermediate Bond Fund, seek to create a portfolio which substantially replicates the total sum of the securities comprising the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and certain other transaction costs for index funds may be lower than those incurred by non-index, traditionally managed funds.

  Portfolio turnover was 17% for the twelve months ended December 31, 1998, 14% for the twelve months ended December 31, 1997 and 22% for the twelve months ended December 31, 1996. Such turnover reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies. See "Investment Advisors and Initial Investments in Registered Investment Companies" below.

  Performance Information. The Fund's total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund and assumes that all Fund's dividends and capital gain distributions are reinvested. The "total return" sought by the Intermediate Bond Fund will consist of interest and dividends from underlying securities, capital appreciation reflected in unrealized increases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. A recorded message providing current unit values and yield for the Intermediate Bond Fund is available at (800) 348-2272. While the Intermediate Bond Fund is invested in registered investment companies (as described below) the yield for the Intermediate Bond Fund will be calculated by taking the weighted average annualized yield of such registered investment companies and adjusting for the Fund's expenses. It is expected that when the Fund is no longer invested in registered investment companies, the Fund's "yield" will be calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

  Investment Advisors and Initial Investments in Registered Investment Companies. State Street expects to select Pacific Investment Management Company ("PIMCO") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Intermediate Bond Fund, subject to the supervision and approval of State Street.

  State Street, however, based upon the advice of PIMCO, has determined that in order to provide for efficient investment of the Intermediate Bond Fund's assets, until a minimum level of assets (in this case approximately $75 million to $150 million) has been allocated to the actively managed portion of the Intermediate Bond Fund, PIMCO's advice will be obtained by investing approximately two-thirds of the assets allocated to the Intermediate Bond Fund in the PIMCO Total Return Fund, an open-end management investment company registered under the Investment Company Act and managed by PIMCO. As of December 31, 1998, approximately $85 million in assets were allocated to the actively managed portion of the Intermediate Bond Fund and such assets are currently invested in the PIMCO Total Return Fund. The PIMCO Total Return Fund invests at least 65% of its assets in a diversified portfolio of fixed income securities of varying maturities with a portfolio duration generally from three to six years. The PIMCO Total Return Fund has substantially similar investment objectives to the actively managed portion of the Intermediate Bond Fund and also invests in convertible securities; inflation-indexed bonds issued by both governments and corporations; structured notes, including hybrid or "indexed" securities, catastrophe bonds, and loan participations; delayed funding loans and revolving credit facilities; reverse repurchase agreements; and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. After the minimum level of assets referred to above is attained by the actively managed portion of the Intermediate Bond Fund, State Street expects that such portion will be invested directly by State Street, with the advice of PIMCO in accordance with the investment objective, strategy, guidelines and restrictions described above.

  With respect to the index portion of the Intermediate Bond Fund, State Street expects to select Barclay's Global Investors to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the index portion of the Intermediate Bond Fund, subject to the supervision and approval of State Street.

  State Street, however, upon the advice of Barclay's Global Investors, has determined that in order for the index portion of the Intermediate Bond Fund to meet its investment objective and to provide for efficient investment of the index portion of the Intermediate Bond Fund's assets, until the assets in the index portion of the Fund reach approximately $200 million, the advice of Barclay's Global Investors will be obtained by investing approximately one-third of the assets allocated to the Intermediate Bond Fund in the Masterworks Bond Index Fund, an open-end management investment company registered under the Investment Company Act. The Masterworks Bond Index Fund primarily invests in the securities represented in the Lehman Brothers Government/Corporate Bond Index. As of December 31, 1998, approximately $41 million in assets were allocated to the index portion of the Intermediate Bond Fund and such assets are currently invested in the Masterworks Bond Index Fund. The Masterworks Bond Index Fund is managed by Barclay's Global Investors. The Masterworks Bond Index Fund attempts to achieve, in both rising and falling markets, a correlation of at least 95% between the total return of its net assets before expenses and the total return of the Lehman Brothers Government/Corporate Bond Index. After the value of the assets in the index portion of the Intermediate Bond Fund exceeds $200 million, State Street expects that such portion will be invested directly by State Street with the advice of Barclay's Global Investors in accordance with the investment objective, strategy, guidelines and restrictions described above.

  State Street will monitor the performance of the PIMCO Total Return Fund and the Masterworks Bond Index Fund, in light of the Intermediate Bond Fund's investment objectives, to determine whether the continued investment by the Intermediate Bond Fund in such registered investment companies is appropriate. If State Street concludes that the investment objectives or performance of the PIMCO Total Return Fund and the Masterworks Bond Index Fund are no longer consistent with those of the actively managed portion and index portion of the Intermediate Bond Fund, respectively, State Street may transfer a portion or all of the assets of the Intermediate Bond Fund that are invested in such registered investment companies to other registered investment companies or collective investment funds managed by State Street, which, in light of the investment objectives of the Intermediate Bond Fund, State Street deems to be more appropriate. When the assets in the actively managed and indexed portions of the Intermediate Bond Fund reach the levels at which it is efficient for them to be invested directly, State Street and the Investment Advisors will determine appropriate redemption procedures from the PIMCO Total Return Fund and the Masterworks Bond Index Fund.

  State Street has determined the percentage of the assets in the Intermediate Bond Fund to be allocated to each portion of the Intermediate Bond Fund. Unless altered by State Street, contributions to and withdrawals from the Intermediate Bond Fund will be allocated two-thirds to the actively managed portion of the Fund, for which State Street receives investment advice from PIMCO, and one-third to the index portion of the Fund, for which State Street receives investment advice from Barclay's Global Investors. Income and gains attributable to the assets allocated to each portion will remain allocated to such portion, thereby changing the percentage of total assets of the Intermediate Bond Fund allocated to each portion. An Investment Advisor whose portion experiences superior performance may thus provide investment advice with respect to a larger percentage of the assets of the Intermediate Bond Fund than originally allocated to such portion. For additional information with respect to the Investment Advisors, see "--Investment Advisors."

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

  Strategy. The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities with varying maturities (including bonds, notes, debentures, equipment trust certificates, asset-backed securities and mortgage-related securities) and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund invests only in long-term debt securities of varying maturities that are rated investment grade by a nationally recognized statistical rating organization or, if unrated, determined by State Street to be of comparable quality. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Fund's investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

  Investment Guidelines and Restrictions. The Balanced Fund invests in equity securities of the same types as those in which the Growth Equity Fund invests. See "--Growth Equity Fund." The Balanced Fund also invests in Short-Term Investment Products of the same types as those in which the Stable Asset Return Fund invests. See "--Stable Asset Return Fund--Strategy." In addition, the Balanced Fund may continue to hold current investments in the collateralized mortgage obligations (known as "CMOs") that are included in its portfolio. However, no such additional investments may be made. As to certain risks associated with CMOs, see "--Derivative Instruments."

  To the extent that the assets of the Balanced Fund are invested in securities of a single issuer, there is a greater risk that a deterioration in performance or default by such issuer will have a material adverse effect on the Fund.

  For temporary defensive purposes, the Balanced Fund may invest without limitation in U.S. Government Obligations, commercial paper and other short-term instruments of the types purchased by the Stable Asset Return Fund, as described in "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of bond or equity markets, an extreme financial calamity or the threat of any such event. Additional investment restrictions applicable to the Balanced Fund are described in "--Investment Prohibitions Relating to the Funds."

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

  Certain Risk Factors. For information and risk factors associated with investing in equity and debt securities, see "--Index Equity Fund--Certain Risk Factors," and in certain short-term instruments, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors." For information with respect to the use of derivative instruments and mortgage-backed securities, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For certain risk factors associated with investing in foreign securities, see "--International Equity Fund--Certain Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Because the types and proportions of the Balanced Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted. The turnover was 209% for the twelve months ended December 31, 1998, 122% for the twelve months ended December 31, 1997 and 181% for the twelve months ended December 31, 1996.

  Investment Advisors. State Street has retained Capital Guardian Trust Company and Miller, Anderson & Sherrerd to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. Capital Guardian Trust Company will serve as Investment Advisor with respect to investments in equity securities and Miller, Anderson & Sherrerd will serve as Investment Advisor with respect to investments in debt securities. For additional information regarding the Investment Advisors, see "--Investment Advisors."

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

  Investment Guidelines and Restrictions. Although the assets of the Value Equity Fund are generally invested in common stocks and other equity-type securities, including convertible securities, the Value Equity Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments of the same types as those in which the Stable Asset Return Fund may invest, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund's investment objective. The Value Equity Fund will not invest more than 35% of its assets in non-equity securities, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Value Equity Fund's investment objective will not be met by buying equity securities. To the extent that the Value Equity Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

  The Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on the U.S. stock exchanges or on the over-the-counter markets. For many foreign securities, there are dollar-denominated American Depositary Receipts (known as "ADRs"), which are issued by domestic banks and are traded on the U.S. stock exchanges or on over-the-counter markets and represent interest in securities issued by foreign corporations. The Value Equity Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund's assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

  For temporary defensive purposes, the Value Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality short-term instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. Additional investment restrictions applicable to the Value Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "--
 Derivative Instruments."

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Such turnover was 27% for the twelve months ended December 31, 1998, 13% for the twelve months ended December 31, 1997 and 17% for the twelve months ended December 31, 1996.

  Investment Advisor. State Street has retained Sanford C. Bernstein & Co., Inc. to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Value Equity Fund. For additional information regarding the Investment Advisor, see "-- Investment Advisors."

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

  Investment Guidelines and Restrictions. Although the assets of the Growth Equity Fund will generally be invested in equity securities, the Growth Equity Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments of the same types as those in which the Stable Asset Return Fund may invest, when State Street determines that such investments may contribute to the attainment of the Fund's investment objective. The Growth Equity Fund will not invest more than 35% of its assets in non-equity securities, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Growth Equity Fund's investment objective will not be met by buying equity securities. To the extent that the Growth Equity Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

  For temporary defensive purposes, the Growth Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality short-term instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  Although the Growth Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Growth Equity Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through American Depositary Receipts (known as "ADRs") and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Growth Equity Fund not to recommend an investment, and State Street will not cause the Growth Equity Fund to make an investment if that investment would cause more than 15% of the Fund's assets for which the Investment Advisor's advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

  Additional investment restrictions applicable to the Growth Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "-- Derivative Instruments."

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 80%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 80%. Such turnover was 46% for the twelve months ended December 31, 1998, 88% for the twelve months ended December 31, 1997 and 64% for the twelve months ended December 31, 1996.

  Investment Advisors. State Street has retained Capital Guardian Trust Company, Lincoln Capital Management Company, Dresdner RCM Global Investors LLC and Bankers Trust Company to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Growth Equity Fund. State Street will determine the percentage of the assets in the Growth Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Growth Equity Fund will be allocated to four 25% portions and State Street will obtain advice for each portion from one of the Fund's Investment Advisors. Bankers Trust Company will serve as advisor to the index portion of the Fund. Income and gains attributable to the assets allocated to the portion for which advice is obtained from each Investment Advisor remain allocated to such portion, thereby changing the percentage of total assets of the Growth Equity Fund for which advice is obtained from each Investment Advisor. An Investment Advisor whose portion experiences superior performance may thus provide investment advice with respect to a larger portion of the Growth Equity Fund than originally allocated to such portion. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Index Equity Fund

  Investment Objective. The investment objective of the Index Equity Fund is to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Index Equity Fund invests indirectly in these stocks through collective investment funds maintained by State Street. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 1998, the largest company had a market capitalization of approximately $333 billion and the smallest company had a market capitalization of approximately $2 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. There can be no assurance that the Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

  Strategy. To control costs, the Index Equity Fund does not attempt to own all 3,000 securities included in the Russell 3000 Index. Instead, the Fund attempts to replicate the returns of the Russell 3000 Index by dividing it into two categories: the S&P 500 Index, which is comprised of 500 stocks, and the extended market portion of the U.S. equity market represented by the Russell Special Small Company Index, which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index with the possible exception of the smallest companies in the Russell Special Small Company Index. Deviation of the Fund's performance from the performance of the Russell 3000 Index (known as "tracking error") may result because the S&P 500 Index is calculated using capitalization weights that are different from those used to calculate the Russell 3000 Index and includes some securities not included in the Russell 3000 Index. Tracking error may also result from purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the portfolio and changes made in the Russell indices or the manner in which the Russell indices are calculated.

  Investment Guidelines and Restrictions. The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in certain short-term fixed income securities. Such securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under " --Investment Prohibitions Relating to the Funds." The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemption (not for leveraging or investment).

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

  In addition, it should be noted that the small companies included in the Russell indices have limited product lines, markets, or financial resources, or may be dependent upon a small management group. Therefore, their securities may be subject to more abrupt or erratic market movements than larger, more established companies, both because their securities are typically traded in lower volume and because the issuers are typically subject to a greater degree of changes in their earnings and prospects.

  For information with respect to the use of derivative instruments, see "-- Derivative Instruments."

  Portfolio Turnover. Ordinarily, the Index Equity Fund will sell securities only to reflect certain changes in the Russell 3000 Index (including mergers or changes in the composition of the Russell 3000 Index) or to accommodate cash flows into and out of the Index Equity Fund. Accordingly, the turnover rate for the Index Equity Fund is not expected to exceed 50% on an annual basis. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. The turnover of the Fund was 94% for the twelve months ended December 31, 1998, 11% for the twelve months ended December 31, 1997 and 17% for the twelve months ended December 31, 1996. This turnover reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds. See "Investment Advisor" below.

  Index funds seek to create a portfolio which substantially replicates the total sum of the securities comprising the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and certain other transaction costs for index funds may be lower than those incurred by non-index, traditionally managed funds.

  Investment Advisor. State Street is sole manager and trustee of the Index Equity Fund. However, in the future State Street may employ investment advisors, at its discretion and subject to consultation with ABRA. The assets of the Fund are currently invested in the State Street Bank and Trust Company Russell 3000 Non-Lending Fund, a collective investment fund maintained by State Street.

  Information about the Russell Indices. The criteria used by Frank Russell & Company to determine the initial list of securities eligible for inclusion in the Russell indices is total market capitalization adjusted for large private holdings and cross-ownership. Companies are not selected for inclusion in the Russell indices because they are expected to have superior stock price performance relative to the U.S. stock market in general or other stocks in particular. Frank Russell & Company makes no representation or warranty, implied or express, to any member of the public regarding the advisability of investing in the Russell 3000 Index or the ability of the Russell 3000 Index to track general market performance of large and small capitalization stocks.

  "Standard & Poor's (R)," "S&P (R)," "S&P 500 (R)," "Standard & Poor's 500" and "500" are trademarks of McGraw-Hill, Inc. and have been licensed for use by State Street. The Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor's and Standard & Poor's makes no representation regarding the advisability of investing in the Index Equity Fund.

  "Russell 3000 Index" and "Russell Special Small Company Index" are trademarks of Frank Russell & Company. The Russell 3000 Index is not sponsored, endorsed, sold or promoted by Frank Russell & Company, nor does Frank Russell & Company guarantee the accuracy and/or completeness of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no warranty, express or implied, as to the results to be obtained by the Fund, owners of the Fund, any person or any entity from the use of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no express or implied warranties and expressly disclaims all such warranties of merchantability or fitness for a particular purpose for use with respect to the Russell 3000 Index or any data included therein.

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

  Strategy. The Aggressive Equity Fund's investments may include securities of relatively small to medium sized companies, new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Aggressive Equity Fund and the Aggressive Equity Fund may, at times, be less diversified than the other Funds.

  Investment Guidelines and Restrictions. The Aggressive Equity Fund invests primarily in common stocks and other equity-type securities, including convertible securities, that are believed to have strong potential for appreciation.

  Although the assets of the Aggressive Equity Fund will generally be invested in equity securities, the Aggressive Equity Fund may also invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments of the same types as those in which the Stable Asset Return Fund may invest, when State Street determines that in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, such investments may contribute to the attainment of the Fund's investment objective. See "--Stable Asset Return Fund." The Aggressive Equity Fund will not invest more than 35% of its assets in non-equity securities, except for temporary defensive purposes. To the extent that the Aggressive Equity Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

  For temporary defensive purposes, the Aggressive Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event.

  Although the Aggressive Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Aggressive Equity Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through American Depositary Receipts (known as "ADRs") and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Aggressive Equity Fund not to recommend an investment, and State Street will not cause the Aggressive Equity Fund to make an investment if that investment would cause more than 15% of the portion of the Fund's assets for which such Investment Advisor's advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase. Additional investment restrictions applicable to the Aggressive Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "--Derivative Instruments."

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

  A significant portion of the Aggressive Equity Fund's investments may be in securities of small to medium sized companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Small and medium sized companies may also be more dependent on access to equity markets to raise capital than are larger companies that have a greater ability to support relatively larger debt burdens. The securities of such companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies which have recently made an initial public offering may be perceived by the market as unproven. The Aggressive Equity Fund's focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover of the Aggressive Equity Fund may be high. Although it is not expected to exceed 150% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 150%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in certain companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 55% for the twelve months ended December 31, 1998, 36% for the twelve months ended December 31, 1997 and 48% for the twelve months ended December 31, 1996.

  Investment Advisors. State Street has retained Capital Guardian Trust Company and Sit Investment Associates, Inc. to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Aggressive Equity Fund. State Street will determine the percentage of the assets in the Aggressive Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, contributions to and withdrawals from the Aggressive Equity Fund will be allocated to two 50% portions. State Street will obtain advice for one portion from Capital Guardian Trust Company and will obtain advice for the other portion from Sit Investment Associates, Inc. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, thereby changing the percentage of total assets of the Aggressive Equity Fund for which State Street obtains advice from each Investment Advisor. An Investment Advisor whose portion experiences superior performance may thus provide investment advice with respect to a larger portion of the Aggressive Equity Fund than originally allocated to such portion. For additional information regarding the Investment Advisors, see "--Investment Advisors."

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

  Over the last 30 years, many foreign countries' economies have grown faster than the United States' economy, and the average return from equity investments in such countries has often exceeded the return on similar investments in the United States. Moreover, over the same period, there has frequently been a wide and largely unrelated variation in performance among international equity markets. Within the framework of diversification, the International Equity Fund seeks to identify and invest in companies participating in the faster growing foreign economies and markets. State Street believes that because more than half of the world's stock market value is traded abroad, investment in foreign securities offers significant potential for long-term capital appreciation and an opportunity to achieve investment diversification. Historically, returns on foreign investments have not moved together with U.S. stocks over the long term. However, foreign stocks may not always move counter to U.S. stocks in the short run.

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

  Investment Guidelines and Restrictions. In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that are believed to have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The International Equity Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International Equity Fund's investment objective will not be met by buying equity securities. Under normal conditions the International Equity Fund's investments in securities other than common stocks and other equity-related securities are limited to no more than 35% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See "--Stable Asset Return Fund."

  The International Equity Fund will normally conduct its foreign currency exchange transactions either on a cash basis at the spot rate prevailing in the foreign currency exchange market or by entering into forward contracts to purchase or sell foreign currencies. See "--Derivative Instruments."

  The International Equity Fund is subject to the same investment prohibitions and restrictions as the other Funds. See "--Investment Prohibitions Relating to the Funds" and "--Derivative Instruments."

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

  Currency Fluctuations. Transactions in foreign securities are conducted in local currencies, so dollars usually must be exchanged for another currency each time a stock is bought or sold or a dividend is paid. Likewise, share price quotations and total return information will reflect conversion into dollars. Accordingly, fluctuations in foreign exchange rates can significantly increase or decrease the dollar value of a foreign investment, boosting or offsetting its local market return. For example, if a Japanese stock rose 10% in price during a year but the U.S. dollar gained 5% against the Japanese Yen during that time, the U.S. investor's return would be reduced to approximately 5%. This is the result because the Yen would "buy" fewer dollars at the end of the year than at the beginning, or, conversely, a dollar would buy more Yen. The Fund's total return will be affected by currency fluctuations. The overall impact on the Fund's holdings can be significant and long-lasting, depending on the currencies represented in the Fund's portfolio, how each one appreciates or depreciates in relation to the U.S. dollar and whether currency positions are hedged. Under normal conditions, the Fund will not engage in extensive foreign currency hedging programs. Exchange rate movements can be large, unpredictable and endure for extended periods of time.

  Costs. It is more expensive for U.S. investors to trade in foreign markets than in the United States. Investment pools offer a very efficient way for individuals to invest abroad, but the overall expense ratios of international funds are usually somewhat higher than those of typical domestic stock funds.

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

  Some economies of the countries in which investments may be made are less developed, overly reliant on particular industries and more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures. Many countries have legacies of hyperinflation and the risk of future hyperinflation and currency devaluations versus the dollar (which adversely affect returns to U.S. investors) and may be overly dependent on foreign capital (a risk that is exacerbated by large currency movements). Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets should be regarded as speculative.

  Certain countries in which investments may be made will have histories of instability and upheaval with respect to their internal politics that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Actions such as capital controls, nationalizing an industry or company, expropriating assets, or imposing punative taxes could have a severe adverse effect on security prices and impair the International Equity Fund's ability to repatriate capital or income. Significant external risks, including war, currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries' economies and securities markets.

  Legal, Regulatory and Operational. Certain countries lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices, such as delays, which may subject the International Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in these countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

  Pricing. Portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the International Equity Fund does not compute its prices. As a result, the Fund's net asset value may be significantly affected by trading on days when investors cannot make transactions in Units of the Fund.

  Year 2000 Risk. Companies, organizations, governmental entities, and markets in which the International Equity Fund invests may be more likely to be affected by the Year 2000 computer problem. While at this time the Fund cannot predict the degree of impact, it is possible that foreign markets will be less prepared than U.S. markets. The Fund's returns could be adversely affected as a result.

  Investing in International Stocks. Like U.S. stock investments, common stock of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. In less well developed stock markets, such as those found in Asian, Latin American,

Eastern European and African countries, volatility may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, fund share prices. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Equity Fund should not be relied upon as a complete investment program or used as a means to speculate on short-term swings in the stock or foreign exchange markets.

  The values of foreign fixed income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the International Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by such countries although tax conventions between certain countries and the United States may reduce or eliminate such taxes. Any such taxes paid by the International Equity Fund will reduce the net income earned by it. State Street will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, will increase, which may adversely affect the Fund's overall performance. The International Equity Fund generally will hold its investments for an extended period of time, and the average annual rate of portfolio turnover is expected to be under 50%. It is difficult, however, to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Therefore, in any given year, the portfolio turnover rate may be substantially less or substantially more than 50%. Portfolio turnover was 122% for the twelve months ended December 31, 1998, 101%, for the twelve months ended December 31, 1997 and 73% for the twelve months ended December 31, 1996. Such turnover reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of such registered investment company. See "Investment Advisor and Initial Investments in Registered Investment Companies" below.

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

  State Street, however, based upon the advice of Rowe Price-Fleming International has determined that in order for the International Equity Fund to meet its investment objective and to provide for efficient investment of the Fund's assets, until a sufficient level of assets in the Fund is attained, Rowe Price-Fleming International's advice will be obtained by investing the funds directed by investors into the International Equity Fund in the T. Rowe Price International Stock Fund, a registered investment company that is managed by Rowe Price-Fleming International and that has substantially the same investment objectives as the International Equity Fund. Stock selection in the T. Rowe Price International Stock Fund reflects a growth style. The T. Rowe Price International Stock Fund may purchase the stocks of companies of any size, but will focus typically on large and, to a lesser extent, medium-sized companies. As of December 31, 1998, $70 million in assets were invested in the Fund and such assets are invested in the T. Rowe Price International Stock Fund. After a sufficient asset level is attained, which State Street currently expects to be approximately $75 million to $100 million, the International Equity Fund will be managed as a separate collective trust portfolio by State Street with the advice of Rowe Price-Fleming International.

  State Street, however, will monitor the performance of the T. Rowe Price International Stock Fund, in light of the International Equity Fund's investment objectives, to determine whether the continued investment by the International Equity Fund in such registered investment company is appropriate. If State Street concludes that the investment objectives or performance of the T. Rowe Price International Stock Fund are no longer consistent with those of the International Equity Fund, State Street may transfer a portion or all of the assets of the International Equity Fund to other registered investment companies or collective investment funds maintained by State Street that, in light of the investment objectives of the International Equity Fund, State Street deems to be more appropriate.

  It is anticipated that after a sufficient level of assets is reached, at State Street's discretion, funds may be withdrawn from the T. Rowe Price International Stock Fund in such a manner as to not require the liquidation of portfolio securities by the T. Rowe Price International Stock Fund, although there can be no assurance that this goal will be met. With the consent of Rowe Price-Fleming International, all or part of the International Equity Fund's withdrawals may consist of portfolio securities valued at their current market value on the date of distribution, which would then become portfolio securities in the International Equity Fund. If a liquidation of the portfolio securities occurs, Rowe Price-Fleming International will recommend securities that it believes reflect a representative sample of the T. Rowe Price International Stock Fund's portfolio. State Street will have the authority to approve or disapprove of Rowe Price-Fleming International's recommendations. For additional information with respect to the Investment Advisor, see "-- Investment Advisors."

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

  . trade in commodities or commodity contracts, except options or futures contracts (including options on futures contracts) with respect to securities or securities indices, except as described under "Derivative Instruments;"

  . write uncovered options;

  . purchase real estate or mortgages, provided that the Funds may buy shares of real estate investment trusts listed on U.S. stock exchanges or reported on Nasdaq National Market if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

  . except for the initial investments by the Intermediate Bond Fund and the International Equity Fund, invest in the securities of registered investment companies. See "--Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies" and "-- International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies;"

  . invest in oil, gas or mineral leases;

  . purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Equity Fund, for redemption purposes; or

  . make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness and
    (ii) engaging in repurchase agreement transactions.

  State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, if that investment would cause (1) more than 5% of the portion of such Fund's net assets to be invested in warrants generally, or more than 2% of such net assets to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of such Fund's net assets to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase. State Street has also directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in an industry if that investment would cause more than 25% of the portion of such Fund's assets allocated to such Investment Advisor to be invested in that industry, determined at the time of purchase. In addition, State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in the securities of an issuer if that investment would cause more than 5% of the portion of the assets of such Fund allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase. The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Growth Equity Fund and the Intermediate Bond Fund to the extent that the replicated index is concentrated in a specific industry or issuer. Except as described under "-- Derivative Instruments," State Street has no present intention of causing the Funds to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

  Although none of the foregoing restrictions apply to the registered investment companies in which the Intermediate Bond Fund and the International Equity Fund currently invest, each of these registered investment companies has restrictions that are set forth in its respective prospectus and statement of additional information, both of which are available from the SEC.

  The Funds that invest in fixed income securities may also purchase such securities for future delivery on a "to be announced" or "TBA" basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in "when-issued" securities, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors."

Valuation of Units

  An investor's interest in a Fund is represented by the value of the Units credited to such investor's account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund (except for the Stable Asset Return Fund, which is generally maintained at $1.00) is the quotient of (i) the amount allocated to the Fund divided by (ii) the per Unit value of such Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited by State Street. Once a number of Units has been credited to an investor's account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund.

  Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of such Fund, divided by the number of outstanding Units of such Fund. The value of each Fund is determined by State Street based on the market value of each Fund's portfolio of securities. The value of securities and other assets that do not have readily available market prices is determined in good faith by State Street. See "--Stable Asset Return Fund--Valuation of Units" for information as to the valuation of Units in such Fund.

Performance Information

  Each Fund may, from time to time, report its performance in terms of the Fund's total return. A Fund's total return is determined based on historical results and is not intended to indicate future performance. A Fund's total return is computed by determining the average annual compounded rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. A recorded message providing current per Unit values for the Funds is available at (800) 348-2272.

Derivative Instruments

  Funds Managed Directly by State Street. The Funds will not engage, when managed as separate portfolios by State Street (with or without the assistance of Investment Advisors), in investments in derivative securities, such as futures, options, swaps, caps or floor contracts or foreign currency hedging contracts, except as described in this paragraph. The Index Equity Fund and the indexed portion of the Growth Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example pending investment or to pay for redemption requests). The International Equity Fund and, to a lesser extent, the Balanced Fund, the Value Equity Fund, the Growth Equity Fund and the Aggressive Equity Fund may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph. Collateralized mortgage obligations (known as "CMOs") and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities, which are securities whose value is derived from other instruments or assets, because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable. The Balanced Fund may continue to hold current investments in the CMOs that are included in its portfolio. However, no such additional investments may be made. The Stable Asset Return Fund invests in certain asset-backed securities, but does not invest in CMOs or other mortgage-backed securities. See "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Certain Risk Factors."

  All such Funds that may invest in securities denominated in foreign currencies may, when they enter into, and incidental to the settlement of, a contract for the purchase or sale of a security denominated in a foreign currency, enter into forward foreign currency exchange contracts to "lock in" the U.S. dollar price of the security. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. Dollar-denominated American Depositary Receipts (known as "ADRs"), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers' stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

  Funds Investing in Registered Investment Companies. While the assets of the Intermediate Bond Fund are invested in the PIMCO Total Return Fund or the Masterworks Bond Index Fund (or in such other registered investment companies as State Street may select), investments by such registered investment companies will be subject to the derivatives policies adopted by such companies. Such policies are described in the prospectuses and statements of additional information of such registered investment companies and are set forth herein as interpreted by State Street. Such registered investment companies may enter into interest rate, index and currency exchange rate swap agreements for purposes of attempting to obtain a particular desired investment objective at a lower cost than if the investment company had invested directly in an instrument that yielded that desired return and may utilize any of the strategies referred to below, and may use forward foreign currency exchange contracts to lock in the exchange rate for a purchased security in the manner described in the preceding paragraph. Separately, while the assets of the International Equity Fund are invested in the T. Rowe Price International Stock Fund (or in such other registered investment companies as State Street may select), all of these registered investment companies may enter into contracts designed to increase or decrease their exposure to a particular currency, in an amount approximating the value of some or all of the portfolio securities denominated in such currency, if their managers believe that such currency may suffer or enjoy a substantial movement against another currency. These registered investment companies may also invest in CMOs and other mortgage-related securities, as well as asset-backed securities, which could be considered to be derivative securities. The registered investment companies in which the Intermediate Bond Fund may invest may effect short sales as part of their overall portfolio management strategies or to offset potential declines in value of long positions in similar securities as those sold short. To the extent that the registered investment companies in which the Intermediate Bond Fund may invest engage in uncovered short sales, they will maintain asset coverage in the form of liquid assets in a segregated account. The T. Rowe Price International Stock Fund may invest up to 10% of its total assets in "Hybrid Instruments." These instruments (a type of potentially high-risk derivative) can combine the characteristics of securities, futures, and options. For example, the principal amount, redemption, or conversion terms of a security could be related to the market price of some commodity, currency, or securities index. Such securities may bear interest or pay dividends at below market (or even relatively nominal) rates. Under certain conditions, the redemption value of such an investment could be zero. Hybrid Instruments can have volatile prices and limited liquidity, and their use by the T. Rowe Price International Stock Fund may not be successful. In addition, investors should not view percentage investment restrictions as an accurate gauge of the potential risk of such investments. For example, in a given period, a 5% investment in Hybrid Instruments could have significantly more of an impact on the T. Rowe Price International Stock Fund's share price than its weighting in the portfolio.

  All of the registered investment companies in which the Funds invest may purchase and write call and put options on securities, securities indices and on foreign currencies, and enter into futures contracts and use options on futures contracts, and may sell previously purchased options and futures contracts. These registered investment companies also may enter into swap agreements with respect to foreign currencies, interest rates and securities indices. These registered investment companies may use these techniques to hedge against changes in interest rates, foreign currency exchange rates or securities prices or as part of their overall investment strategies, and may also purchase and sell options relating to foreign currencies for purposes of increasing exposure to a foreign currency or to shift exposure to foreign currency fluctuations from one country's currency to another's.

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

  All of the registered investment companies in which the Funds invest may, if their managers believe that the currency of a particular foreign country may suffer or enjoy a substantial movement against another currency, enter into a forward contract to sell or buy the former foreign currency (or another currency that acts as a proxy for that currency). There can be no assurance, however, that this strategy will be successful as currency movement can be difficult to predict. There are certain markets where it is not possible to engage in effective foreign currency hedging. This may be true, for example, for the currencies of various Latin American countries and other emerging markets where the foreign exchange markets are not sufficiently developed to permit hedging activity to take place.

  Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate of principal payments (including prepayments) on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor's yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal.

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

  The Investment Advisors are:

  Bankers Trust Company. Advisor to the index portion of the Growth Equity Fund, Bankers Trust Company began business in 1903 as a trust company, became a commercial bank in 1917 and is now one of the largest commercial banks in the United States with over 15,000 employees in more than 50 countries. Its holding company, Bankers Trust Corporation, is headquartered in One Bankers Trust Plaza, New York, NY 10006. The bank's client base includes major corporations, financial institutions, governments and high net worth individuals. The U.S. Investment Management Group ("USIM") is the firm's primary provider of asset management services. Since the 1930's, USIM and its global affiliates, including Bankers Trust Australia Limited and Japan Bankers Trust, have built one of the world's largest asset management firms. As of December 31, 1998, Bankers Trust Company managed approximately $362 billion in assets for institutional and individual clients worldwide (of which approximately $281 billion was managed by USIM).

  Barclay's Global Investors. Anticipated future advisor to the index portion of the Intermediate Bond Fund, Barclay's Global Investors is located at 45 Fremont Street, San Francisco, California 94105. As of December 31, 1995, Wells Fargo Nikko Investment Advisors became a part of Barclay's Global Investors, an indirect subsidiary of Barclays PLC, one of the United Kingdom's largest companies and one of the world's foremost providers of financial services. Barclay's Global Investors is responsible for managing or providing investment advice for assets aggregating approximately $615 billion.

  Capital Guardian Trust Company. Advisor to the equity portion of the Balanced Fund, and to the Growth Equity Fund and the Aggressive Equity Fund, Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 1998, it had approximately $80 billion in assets under its management.

  Dresdner RCM Global Investors LLC. Advisor to the Growth Equity Fund, Dresdner RCM Global Investors is the institutional investment management arm of the Dresdner Bank Group outside of Germany. Dresdner RCM Global Investors established a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. The firm has its global headquarters at Suite 2900, Four Embarcadero Center, San Francisco, CA 94111, with investment management, client servicing, and operations in the world's primary financial centers. As of December 31, 1998, Dresdner RCM Global Investors had approximately $63 billion of assets under management and Dresdner RCM Global Investors LLC, the U.S. operation of Dresdner RCM Global Investors, had approximately $30 billion of assets under management.

  Lincoln Capital Management Company. Advisor to the Growth Equity Fund, Lincoln Capital Management Company is an Illinois sub-chapter S corporation. Its principal place of business is 200 South Wacker Drive, Chicago, Illinois 60606. As of December 31, 1998, the firm had approximately $63 billion of assets under management.

  Miller, Anderson & Sherrerd. Advisor to the debt portion of the Balanced Fund, Miller, Anderson & Sherrerd was established in 1969 and was acquired by Morgan Stanley Group on January 3, 1996. Its principal place of business is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of

December 31, 1998, Miller, Anderson & Sherrerd had approximately $62.4 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

  Pacific Investment Management Company. Anticipated future advisor to the actively managed portion of the Intermediate Bond Fund, Pacific Investment Management Company ("PIMCO") is an investment management company founded in 1971, and had approximately $159 billion in assets under management as of December 31, 1998. PIMCO is a subsidiary of PIMCO Advisors L.P. ("PIMCO Advisors"). The general partners of PIMCO Advisors are PIMCO Partners, G.P. and PIMCO Advisors Holdings L.P. ("PAH"). PIMCO Partners, G.P. is a general partnership between PIMCO Holding LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Pacific Life Insurance Company, and PIMCO Partners LLC, a California limited liability company controlled by current and former PIMCO Managing Directors. PIMCO Partners, G.P. is the sole general partner of PAH. PIMCO's address is 840 Newport Center Drive, Suite 300, Newport Beach, California 92660. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission.

  Rowe Price-Fleming International, Inc. Anticipated future advisor to the International Equity Fund, Rowe Price-Fleming International was incorporated in Maryland in 1979 as a joint venture between T. Rowe Price Associates, Inc. ("T. Rowe Price") and Robert Fleming Holdings Ltd. ("Flemings"). T. Rowe Price was incorporated in Maryland in 1947 as a successor to the investment counselling business founded by the late Thomas Rowe Price, Jr., in 1937. Flemings is a diversified investment organization that participates in a global network of regional investment offices in New York, London, Zurich, Geneva, Tokyo, Hong Kong, Manila, Kuala Lumpur, Seoul, Taipei, Bombay, Jakarta, Singapore, Bangkok and Johannesberg. Flemings was incorporated in 1974 in the United Kingdom as successor to the business founded by Robert Fleming in 1873. As of December 31, 1998, Rowe Price-Fleming International managed approximately $33 billion of assets. The common stock of Rowe Price-Fleming International is 50% owned by a wholly-owned subsidiary of T. Rowe Price, 25% by a subsidiary of Flemings and 25% by a subsidiary of Jardine Fleming Group Limited ("Jardine Fleming"). Half of Jardine Fleming is owned indirectly by Flemings and half is indirectly owned by Jardine Matheson Holdings Limited ("Jardine Matheson"). Subject to regulatory approvals, Flemings expects to acquire Jardine Matheson's half interest in Jardine Fleming during the first half of 1999. Upon completion of this transaction, Flemings will own 100% of Jardine Fleming. Rowe Price-Fleming International's U.S. office is located at 100 E. Pratt Street, Baltimore, Maryland 21202.

  Sanford C. Bernstein & Co., Inc. Advisor to the Value Equity Fund, Sanford Bernstein & Co. was founded in 1967. As of December 31, 1998, the firm had approximately $79 billion in domestic, global and international equity, balanced and fixed income accounts for pension funds, endowments, trusts, foundations, insurance companies, individuals and families. Independent and staff owned, with 234 employees currently sharing in the profits, the firm has a staff of 1,335, including 452 investment professionals.

  Sit Investment Associates, Inc. Advisor to the Aggressive Equity Fund, Sit Investment Associates is a Minnesota corporation formed in 1981. Its principal place of business is 4600 Norwest Center, 90 South Seventh Street, Minneapolis, Minnesota 55402. Sit Investment Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. As of December 31, 1998, Sit Investment Associates had approximately $7 billion of assets under management. Eugene C. Sit is the controlling shareholder of Sit Investment Associates.

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

Structured Portfolio Service

  Investment Objective. The Structured Portfolio Service provides investment diversification by utilizing the Funds available to the Program. The Conservative, Moderate and Aggressive portfolios offer three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an investor's tolerance for investment risk. There can be no assurance that any of the portfolios of the Structured Portfolio Service will achieve its investment objective. The portfolios utilize seven of the Program's Funds: the Stable Asset Return Fund, the Intermediate Bond Fund, the Value Equity Fund, the Growth Equity Fund, the Index Equity Fund, the Aggressive Equity Fund and the International Equity Fund. For information regarding the investment objectives, guidelines and restrictions of each of the above Funds, refer to the description of such Funds herein.

  Strategy. While there can be no guarantee, the overall volatility of the three portfolios may be reduced by spreading investments over several types of assets. However, the volatility of the Aggressive Portfolio may be greater than that of the other two portfolios. As prices of stocks and bonds may respond differently to changes in economic conditions and interest rate levels, a rise in bond prices, for example, could help offset a fall in stock prices. Short-term securities, which are held in varying percentages by all the Funds, have a stabilizing influence in comparison to stocks since their price fluctuations are expected to be small. In addition, the income provided by bonds and money market securities is expected to contribute positively to a portfolio's total return, cushioning the impact of price declines or enhancing the effect of price increases.

  The Conservative Portfolio emphasizes shorter-term and fixed income securities and is intended for investors with lower risk tolerance who seek returns based primarily on higher current investment income. Funds in the Conservative Portfolio are allocated as follows:

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

  Certain Risk Factors. For information and risk factors associated with each of the Funds utilized in the Structured Portfolio Service, refer to the descriptions herein for each particular Fund.

  Valuation of Investor's Interest. Units in the portfolios of the Structured Portfolio Service are valued based upon the collective values of the Units of the included Funds credited to an investor's account in the Structured Portfolio Service.

  Liquidity and Transfers. Transfers to or from any of the three portfolios may be made on any Business Day. See "--Transfers Among Investment Options."

  Performance Information. The Structured Portfolio Service may, from time to time, report the value of a Unit in each of the portfolios. Such value will be determined based on historical results and will not be intended to indicate future performance. A recorded message providing current values for Units in each portfolio in the Structured Portfolio Service is available at (800) 348-2272.

Self-Managed Accounts

  As an additional Investment Option under the Program, State Street makes available a Self- Managed Account. The Self-Managed Account is available for all plans unless the Employer elects not to make it available for its plan. The Self-Managed Account is not available as an Investment Option for individually designed plans for which State Street provides aggregate recordkeeping services. State Street permits investors whose plan includes the Self-Managed Account as an Investment Option to authorize a third party "investment manager," as defined in Section 3(38) of ERISA, to trade such investor's Self-Managed Account. Assets contributed to a Self-Managed Account may be invested in a wide variety of publicly traded debt and equity securities and mutual funds through a self-managed brokerage account. Certain investments, such as options, futures, commodity contracts, foreign securities (other than American Depositary Receipts), commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Account. For more information regarding the Self-Managed Account, please call (800) 348-2272.

  Self-Managed Accounts are not included in the Collective Trust and are not registered under the Securities Exchange Act. They are described herein for information purposes only.

Equitable Real Estate Account

  Interests in the Equitable Real Estate Account are not registered under the Securities Exchange Act, and are described herein for information purposes only.

  Certain assets contributed to the Program prior to January 1, 1992 are held by The Equitable Life Assurance Society of the United States ("Equitable Life") in the Equitable Real Estate Account. The Equitable Real Estate Account is a separate account that invests primarily in real estate and is managed by Lend Lease Real Estate Investments under a contract with Equitable Life. Equitable Life will continue to hold and invest assets allocated to the Equitable Real Estate Account until they are withdrawn from the Program or transferred to another Investment Option available under the Program. Restrictions may apply to withdrawals and transfers from the Equitable Real Estate Account that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers or contributions to the Equitable Real Estate Account are permitted.

  State Street has no control over the management of assets held by Equitable Life and is not responsible for the investment of such assets or the performance by Equitable Life and Lend Lease Real Estate Investments of their obligations under the Program with respect to such assets. State Street, however, maintains the recordkeeping on the sale of such account and provides notice to investors, when appropriate. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street. See "--Additional Information."

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

Transfers Among Investment Options

  Transfers may be made among the Funds, the portfolios of the Structured Portfolio Service and Self-Managed Accounts generally on a daily basis based on the relevant per Unit net asset value of each

Fund or each portfolio of the Structured Portfolio Service, as applicable. No transfers may be made to the Equitable Real Estate Account. There is no charge for transfers.

Benefits and Distributions

  A Participant's eligibility for benefits depends on the terms of the applicable plan through which they participate. For information regarding the terms of an individually designed plan, a Participant should contact his or her Employer.

Additional Information

  Persons who are already Employers or who are vested with responsibility for determining the allocation of assets under a particular plan may obtain administrative and investment allocation and transfer forms or additional information by calling State Street at (800) 348-2272 between 9:00 a.m. and 8:00 p.m. Eastern time or by writing to State Street Bank and Trust Company, P.O. Box 9109, Boston, Massachusetts 02209-9109. Participants may also obtain such forms from their Employers.

  For information regarding enrollment in the Program, Eligible Employers may call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-9109.

  A recorded message providing current account information can be obtained by calling State Street at (800) 348-2272.

                              ADOPTION OF PROGRAM

  Eligible Employers who elect to participate in the Program may do so either through their own individually designed plans or by adopting one or both of the two ABA Members Plans sponsored by ABRA. The ABA Members Plans are master plans designed to qualify under section 401(a) of the Internal Revenue Code.

  Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has determined that the available forms of the ABA Members Plans are qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees.

  To adopt either the American Bar Association Members Defined Benefit Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute a participation agreement. The participation agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer's adoption of the American Bar Association Members Retirement Trust to hold assets of the master plan. State Street's retirement program specialists will assist Eligible Employers in the preparation of a participation agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers should consult with their tax advisor prior to executing a participation agreement. Depending on the form of participation agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be necessary to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

  An Eligible Employer that maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the Investment Options available under the Program by causing a participation agreement for the American Bar Association Members Pooled Trust for Retirement Plans to be executed by the trustee of the individually designed plan. Such trustee must demonstrate to State Street that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. State Street's retirement program specialists will assist in preparation of a participation agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers and the trustees of an individually designed plan should consult with their tax advisor prior to executing a participation agreement. Only plans qualified under Section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that, due to certain sections and regulations of the Internal Revenue Code, limitations are placed on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

  For copies of the appropriate participation agreements and further information concerning the steps to be taken to adopt the Program, call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02107-2236.

                                 STATE STREET

  State Street provides certain administrative and recordkeeping services required by the Program. As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street also acts as the sole trustee of each of the ABA Members Trusts.

  State Street's principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ending December 31, 1998, State Street and its affiliates had a total risk-based capital ratio of 14.8%, which is far in excess of applicable regulatory requirements. As of December 31, 1998, State Street together with its affiliates had over $4.8 trillion of assets in trust or under custody and had over $485 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

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

  Program Scope and Oversight. The approaching Year 2000 presents companies in all industries with many challenges to ensure Year-2000 readiness of their computer systems and processes. These challenges stem from a once-common programming standard using two-digit years for date fields contained in computer programs and related data. Commencing in 1996, State Street Corporation assessed the impact of the upcoming Year 2000 on its operations and developed a comprehensive program, Resolution 2000, to address the related issues. This program covers six major areas of Year-2000 readiness: information technology infrastructure, global data networks, core application software, business area supported applications, facilities and third-party suppliers. Information technology infrastructure, global data networks and core application software make up what is commonly referred to as information technology ("IT") systems. More specifically, information technology infrastructure is the hardware and system software required to support the core application software, which consists of State Street Corporation's custody, accounting, deposits, loans, cash management and investment management systems. Global data networks consist of the wide and local area networks and telephone/ PBX systems. Business area supported applications are those desktop applications developed and supported by non-IT areas, and include office equipment such as fax machines. Facilities includes the embedded technology used throughout State Street Corporation's offices: for example, in the uninterupted power supply, fire alarms, security, and heating and air- conditioning systems. Third-party suppliers refers to all external parties, including vendors, service providers, subcustodian banks, counterparties, business partners and customers, that have the potential to affect State Street Corporation's ability to deliver Year-2000 ready products and services.

  State Street Corporation engaged a consulting firm at the onset of the Resolution 2000 program to assist in the area of program management, and to provide professional technical resources to the program as required. This firm was selected for its recognized leadership in management of large-scale information technology programs and for its established methodology. This methodology forms the basis for State Street Corporation's activities, in conjunction with its consultant, in applying the Resolution 2000 program to the core application software area. Using this methodology, there is a phased approach followed that includes identifying and validating an inventory of potentially date-sensitive items; assigning a business risk rating to each item; assessing the Year-2000 readiness status of each item; taking corrective action to renovate, replace, retire, upgrade or outsource to achieve Year-2000 readiness; validating Year-2000 readiness through several levels of testing (regression, internal and external Year-2000 testing); and developing and validating business-resumption contingency plans for each critical business function as required. The methodology and phased approach are being applied to all other areas of the Resolution 2000 program in performing similar activities.

  A central program management office, global Year-2000 readiness teams and a corporate oversight structure support the Resolution 2000 program. Program updates, progress reports and critical matters are regularly communicated to senior management and to the Board of Directors.

  The Resolution 2000 program activities are incorporated into State Street Corporation's corporate risk-management functions. In addition, these program activities are subject to reviews, which include internal audits and regulatory examinations performed by the Federal Reserve Bank.

  State Street Corporation has delayed certain IT projects unrelated to Year-2000 readiness due to resources committed to the Resolution 2000 program. The impact of these delays is not expected to have a material adverse impact on State Street Corporation's financial condition or results from operations or the Program.

  State of Readiness. At December 31, 1998, State Street Corporation had completed the inventory, risk assessments and Year-2000 readiness assessment work. Both implementation of corrective actions required to achieve Year-2000 readiness, and regression and internal testing to validate Year-2000 readiness, were nearing completion. External testing with key industry organizations, such as the Federal Reserve Bank, Depository Trust Corporation and Society for Worldwide Inter-bank Financial Telecommunications (SWIFT), commenced in the third quarter of 1998, with all tests to date successfully completed. External testing with subcustodians began in the fourth quarter of 1998 and customer testing will begin in the first quarter of 1999.

  Progress as of December 31, 1998 is as follows:

                                                           Regression   Internal
                                                          Testing and    Year-
                                                           Production     2000
                                              Correction Implementation Testing
                                              ---------- -------------- --------
IT infrastructure............................     95%          95%         90%
Global data networks.........................    100%          95%        100%
Core application software....................     95%          90%         75%
Business area supported applications.........     90%          70%         80%
Facilities...................................     55%          55%         55%

  State Street Corporation considers the IT infrastructure work remaining, consisting of internal Year-2000 testing and production implementation of certain third-party-provided system software products used in the client server environments, to be mission critical. A portion of the core application software work remaining, primarily the internal testing to validate the Year-2000 readiness, is also considered mission critical. State Street Corporation currently anticipates that implementation of corrective actions required to achieve Year-2000 readiness and internal testing to validate Year-2000 readiness will be completed for internal mission-critical systems by March 31, 1999, with remaining systems complete by June 30, 1999. External testing will be a focus in the first half of 1999 and is expected to be completed in the third quarter of 1999. State Street Corporation's Year-2000 contingency planning program is underway, leveraging the strength of State Street Corporation's business-resumption contingency plans. Year-2000 contingency plan development is expected to be complete by the second quarter of 1999. Validation of these plans is expected to be completed in the third quarter of 1999.

  Progress at December 31, 1998, related to third-party suppliers, the readiness of which could affect State Street Corporation's ability to deliver Year-2000 ready products and services, is as follows:

Internal communications with vendors to obtain information on the Year-2000 readiness status of the products and services provided to State Street Corporation has been completed. State Street Corporation has substantially completed development of remediation contingency plans for those products and services that are considered high-risk. Key vendors were asked to present updates to State Street Corporation on their Year-2000 readiness programs and related progress. Year-2000 readiness assessments of key vendors have been completed and the current and future focus has turned to implementation of remediation and business-resumption contingency planning.

  Year-2000 readiness has been incorporated into State Street Corporation's existing due diligence procedures performed with business partners and counterparties. Year-2000 assessments of business partners have been completed and the focus has turned to implementation of remediation and business-resumption contingency planning. Year-2000 counterparty assessments are substantially complete.

  Year-2000 readiness has been incorporated into the existing due diligence procedures for State Street Corporation's subcustodian bank network. In addition, questionnaires have been sent to the subcustodians focusing on the adequacy of their Year-2000 readiness programs and implementation plans, including testing with State Street Corporation. Subcustodian contingency planning efforts aimed at identifying alternative subcustodian banks in each of State Street Corporation's markets is complete. Year-2000 readiness testing began with subcustodians in the fourth quarter of 1998 and is anticipated to be completed in the third quarter of 1999.

  Risks of Year-2000 Issues. State Street Corporation's businesses are substantially dependent upon its data processing software and hardware systems, and upon its ability to process information. If State Street Corporation failed to be Year-2000 ready, as compared to its competitors, there could be an adverse effect on State Street Corporation's business. In addition, since State Street Corporation and its subsidiaries are regulated by federal, state and local banking authorities and securities regulators, failure to be Year-2000 compliant could subject State Street Corporation to formal supervisory or enforcement actions, which could have an adverse impact on State Street Corporation's business. State Street Corporation works with various third parties, including customers, vendors and intermediaries. Failure of any key third party to be Year-2000 ready could adversely affect State Street Corporation's business.

  Year-2000 computer system malfunctions could disrupt the administration of the American Bar Association Members Retirement Program.

  Contingency Plans. State Street Corporation cannot control the success of the Year-2000 readiness program of each third-party supplier. In instances where the risk of Year-2000 readiness failure is high and there is potential for State Street Corporation not providing or not receiving a compliant product, or if scheduled delivery is beyond an acceptable date, State Street Corporation will adopt business-resumption contingency plans. To mitigate the effects of its significant customers', suppliers' or vendors' potential failure to remediate a Year-2000 issue in a timely manner, State Street Corporation would take reasonable contingency actions. These may include using alternative sources of supplies or services, manual workarounds, or other event management. The ultimate goal in developing contingency plans is to have an uninterrupted flow of information between State Street Corporation and third-party providers in the Year 2000 and beyond. State Street Corporation expects to have business contingency plans in place by the second quarter of 1999. If it becomes necessary for State Street Corporation to take these corrective actions, it is uncertain, until the contingency plans are implemented, whether this would result in significant delays in business operations or have a material adverse effect on State Street Corporation.

  Costs. State Street Corporation currently estimates the aggregate cost of the Resolution 2000 program to be less than 2% of total operating expenses for the five-year period 1996-2000. As of December 31, 1998, cumulative program expenditures were $72 million, of which $49 million was incurred during 1998. Such costs are expensed as incurred and include approximately 400 full-time staff and consultants, equipment and other expenses. Costs related to the American Bar Association Members Retirement Program are included in State Street Corporation's estimate.

                      AMERICAN BAR RETIREMENT ASSOCIATION

  ABRA is an Illinois not-for-profit corporation organized by the American Bar Association (the "ABA") to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or certain affiliated organizations. The Program is a comprehensive retirement program that provides employers who adopt the Program with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As sponsor of the Program, ABRA is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, and the designation of Investment Options to be made available under the Program. Pursuant to an agreement between ABRA and State Street, as of January 1, 1999, ABRA has engaged State Street to provide administrative and investment services and to make the Investment Options available under the Program for a four-year term. ABRA may terminate its agreement with State Street prior to the end of its term upon six months written notice. State Street may terminate its agreement with ABRA prior to the close of business on December 31, 2002 in certain circumstances, including the offering to Employers by ABRA of any investment product that is not offered pursuant to the terms of the agreement. State Street may terminate its agreement with ABRA at the end of any quarter after the close of business on or after December 31, 2002 upon twelve months written notice. ABRA has also appointed State Street as trustee of each of the ABA Members Trusts.

                              DEDUCTIONS AND FEES

Program Expense Fee

  A fee is paid to State Street and ABRA for their services in connection with the Program. For all Investment Options other than the Self-Managed Account, the fee is paid directly from the assets of the Funds or as a deduction from amounts accruing on the Equitable Real Estate Account.

  For the calendar year ending December 31, 1999, the program expense fee payable to State Street is $7,450,000. This fee will accrue daily and be payable monthly. After January 1, 2000, the program expense fee payable to State Street will be based on the number of participants in the Program as follows: the monthly fee will be one-twelfth of the sum of (i) $750,000 plus
(ii) $191 multiplied by the number of participants in the Program other than active participants without account balances as of the last Business Day of the immediately preceding month, plus (iii) $191 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee will accrue daily and be payable monthly.

  Benefit payments under the Program generally are made by check. Within five Business Days before the check is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street. There is no separate fee charged for benefit payments; rather, State Street retains any earnings attributable to outstanding benefit checks, which has been taken into account in setting State Street's fees under the Program. The program expense fee set forth above reflects a $300,000 reduction for earnings attributable to outstanding benefit checks.

  Effective January 1, 1999, the program expense fee payable to ABRA will be based on the total assets in the Program (other than assets in Self-Managed Accounts) at the following annual rates:

                                  Value of                                Rate
                               Program Assets                           for ABRA
                               --------------                           --------
     First $500 million................................................   .075%
     Next $850 million.................................................   .065
     Next $1.15 billion................................................   .035
     Next $1.5 billion.................................................   .025
     Over $4.0 billion.................................................   .015

  The fee will accrue daily and be payable to ABRA monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

Trustee, Management and Administration Fees

  A fee is paid to State Street for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Accounts and Equitable Real Estate Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds. Such trustee, management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds. Fees are payable at the following annual rates:

           Aggregate Value of Assets in Aggressive Equity, Balanced,
         Growth Equity, Index Equity, Intermediate Bond, International
              Equity, Stable Asset Return and Value Equity Funds           Rate
         -------------------------------------------------------------     ----
     First $1.0 billion................................................... .15 %
     Next $1.8 billion.................................................... .058
     Over $2.8 billion.................................................... .025


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

                       Value of Assets in Intermediate
                        Bond Fund Allocated to PIMCO*                     Rate
                       -------------------------------                   ------
     First $25 million.................................................. .50  %
     Next $25 million................................................... .375
     Over $50 million................................................... .25
                  Value of Assets in Intermediate Bond Fund
                  Allocated to Barclay's Global Investors*                Rate
                  -----------------------------------------              ------
     First $.5 million.................................................. .60  %
     Next $1.5 million.................................................. .40
     Next $48 million................................................... .10
     Next $25 million................................................... .06
     Over $75 million................................................... .04
                             Value of Assets in
                        Growth Equity Fund Allocated
                    to Lincoln Capital Management Company                 Rate
                    -------------------------------------                ------
     First $20 million.................................................. .4675%
     Next $130 million.................................................. .35
     Next $350 million.................................................. .25
     Next $500 million.................................................. .20
     Over $1,000 million................................................ .15
                             Value of Assets in
                         Balanced Fund Allocated to
                         Miller, Anderson & Sherrerd                      Rate
                         ---------------------------                     ------
     First $25 million.................................................. .50  %
     Next $50 million................................................... .25
     Next $775 million.................................................. .15
     Over $850 million.................................................. .125

--------
* During the time that the assets of the Intermediate Bond Fund and the International Equity Fund are invested in shares of registered investment companies, no separate investment advisory fees will be paid by the applicable Funds. Such Funds, however, will indirectly bear their proportionate share of the investment advisory fees and annual operating expenses payable by such registered investment companies. See "Description of Investment Options--Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies," and "Description of Investment Options--International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies." In the most recent periods for which information is available, the PIMCO Total Return Fund paid total asset management and administration fees of .43%, the Masterworks Bond Index Fund paid total asset management and administration fees of .23% and the T. Rowe Price International Stock Fund paid total asset management and administration fees of .85%. Such fees vary with the amount of assets held in such registered investment companies and as a result of changes in the underlying fee structure of such investment companies. Program expense fees and trustee, management and administrative fees are paid by the Funds during the time that the Funds are invested in such registered investment companies. Rowe Price-Fleming International has separately agreed that in return for administrative services provided by State Street with respect to the International Equity Fund, Rowe Price-Fleming International shall pay State Street a .10% administrative fee, which is credited to the International Equity Fund.

                          Value of Assets in Value
                                Equity Fund
                                Allocated to
                          Sanford Bernstein & Co.                         Rate
                          ------------------------                      --------
     First $10 million.................................................  .50  %
     Next $10 million..................................................  .40
     Next $30 million..................................................  .35
     Next $50 million..................................................  .30
     Next $50 million..................................................  .25
     Next $50 million..................................................  .225
     Next $50 million..................................................  .20
     Next $50 million..................................................  .175
     Over $300 million.................................................  .15
                             Value of Assets in
                             Growth Equity Fund
                     Allocated to Bankers Trust Company                   Rate
                     ----------------------------------                 --------
     First $100 million................................................  .075  %
     Next $100 million.................................................  .0375
     Over $200 million.................................................  .010
                             Value of Assets in
                            Growth Equity Fund
                 Allocated to Dresdner RCM Global Investors               Rate
                 ------------------------------------------             --------
     First $10 million.................................................  .70  %
     Next $10 million..................................................  .60
     Next $20 million..................................................  .50
     Next $20 million..................................................  .35
     Next $40 million..................................................  .30
     Over $100 million.................................................  .25

                             Value of Assets in
                               Balanced Fund,
                           Growth Equity Fund and
                           Aggressive Equity Fund
                Allocated to Capital Guardian Trust Company*              Rate
                --------------------------------------------            --------
     First $20 million.................................................  .50  %
     Next $30 million..................................................  .35
     Over $50 million..................................................  .225
                             Value of Assets in
                           Aggressive Equity Fund
                   Allocated to Sit Investment Associates                 Rate
                   --------------------------------------               --------
     First $10 million................................................. 1.00  %
     Next $10 million..................................................  .70
     Over $20 million..................................................  .60
                             Value of Assets in
                         International Equity Fund
              Allocated to Rowe Price-Fleming International**             Rate
              -----------------------------------------------           --------
     First $20 million.................................................  .75  %
     Next $30 million..................................................  .60
     Over $50 million..................................................  .50

--------
* Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.
** See footnote on page 42.

Organizational Expenses

  Expenses incurred in connection with the organization of the Stable Asset Return Fund, the Intermediate Bond Fund, the Value Equity Fund, the Index Equity Fund, the International Equity Fund and the Structured Portfolio Service, including state and federal securities law registration fees, legal and accounting fees and expenses and printing costs, totaled approximately $1,765,970. These expenses were allocated to the Funds based on net asset value, were capitalized by each Fund and were amortized over the period beginning September 1995 and ending September 1998.

Fee Recipients

  The following information with respect to fees is based on the approximate assets of the Program on December 31, 1998, which total $3,272,000,000. The total includes $682,000,000 for the Stable Asset Return Fund, $126,000,000 for the Intermediate Bond Fund, $417,000,000 for the Balanced Fund, $151,000,000 for the Value Equity Fund, $1,308,000,000 for the Growth Equity Fund, $212,000,000 for the Index Equity Fund, $302,000,000 for the Aggressive Equity Fund, $70,000,000 for the International Equity Fund, and $4,000,000 for the Equitable Real Estate Account. These fees vary based on the size of the Funds. State Street in its capacity as administrator of the Program and manager of the Funds would receive fees of $10,111,000 on an annual basis (exclusive of certain non-recurring fees and the Structured Portfolio Service fee). ABRA would receive fees of $1,523,000 on an annual basis in its capacity as sponsor of the Program. Assuming the allocation of the assets of the Funds among the Investment Advisors is as set forth above, the following advisory fees would have been payable: Capital Guardian Trust Company -- $1,618,000 (after an applicable fee discount of $85,000); Bankers Trust Company -- $124,000; Lincoln Capital Management -- $981,000; Miller, Anderson & Sherrerd -- $370,000; Dresdner RCM Global Investors -- $1,077,000; Sit Investment Associates -- $1,004,000; and Sanford Bernstein & Co. -- $472,000. In addition, based on published fee schedules, the following anticipated Investment Advisors would have received the following fees from registered investment companies into which certain funds were invested: PIMCO -- $366,000; Rowe Price-Fleming International -- $595,000 (before credit of a $70,000 administrative fee paid to the International Equity Fund by Rowe Price-Fleming International); and Barclay's Global Investors -- $94,000.

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

 (b) Holders.

  Eligible employers who elect to participate in the Program may do so by adopting an individual master plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Employers that maintain individually designed plans may also participate in certain aspects of the Program through such plans. Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Such assets are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant's, employer's or plan trustee's Self-Managed Account. The Self-Managed Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Plan, provided that in either case the employer has designated the Self-Managed Account as an Investment Option for its plan. The Self-Managed Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

 (c) Dividends.

  Income or gains on contributions are automatically reinvested in the respective Funds.

Item 6. Selected Financial Data.

  The selected financial data below provide information with respect to income, expenses and capital changes for each Fund attributable to each Unit outstanding for the periods indicated. The selected financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants of the Collective Trust. The selected financial data should be read in conjunction with the financial statements of the Funds, including the related Notes thereto, which appear in response to Item 8 of this Report. Per Unit calculations have been prepared using the monthly average number of Units outstanding during the period.

Stable Asset Return Fund:*

                           For the Period
                         December 5, 1991**                    Year ended December 31,
                                 to         --------------------------------------------------------------------
                         December 31, 1991    1992      1993      1994      1995      1996      1997      1998
                         ------------------ --------  --------  --------  --------  --------  --------  --------
Selected Financial Data
 For Each Unit
 Outstanding For The
 Periods Indicated:
Investment income.......      $   .004      $   .042  $   .035  $   .043    $ .061  $   .058  $   .060  $   .060
Expenses................         (.000)        (.008)    (.008)    (.007)    (.007)    (.007)    (.007)    (.006)
                              --------      --------  --------  --------  --------  --------  --------  --------
Net investment income...          .004          .034      .027      .036      .054      .051      .053      .054
Reinvestment of net
 investment income......         (.004)        (.034)    (.027)    (.036)    (.054)    (.051)    (.053)    (.054)
                              --------      --------  --------  --------  --------  --------  --------  --------
Net asset value at
 beginning and end of
 period.................      $   1.00      $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                              ========      ========  ========  ========  ========  ========  ========  ========
Ratio of expenses to
 average net assets.....            --           .79%      .75%      .73%      .73%      .68%      .68%      .61%
Ratio of net investment
 income to average net
 assets.................            --          3.45%     2.77%     3.55%     5.32%     5.15%     5.38%     5.44%
Net assets at end of
 period (in thousands)..      $560,334      $589,882  $509,905  $491,979  $630,208  $634,763  $634,565  $679,991

Intermediate Bond Fund:

                                   For the Period
                                 September 5, 1995** Year ended December 31,
                                   to December 31,   --------------------------
                                        1995          1996     1997      1998
                                 ------------------- -------  -------  --------
Selected Financial Data For
 Each Unit
 Outstanding For The Periods
 Indicated:
Investment income..............        $   .34       $   .67  $   .97  $   1.12
Expenses***....................           (.02)         (.06)    (.07)     (.06)
                                       -------       -------  -------  --------
Net investment income..........            .32           .61      .90      1.06
Net realized and unrealized
 gain (loss) on investments....            .26          (.30)     .12       .02
                                       -------       -------  -------  --------
Net increase in unit value.....            .58           .31     1.02      1.08
Net asset value at beginning of
 period........................          10.00         10.58    10.89     11.91
                                       -------       -------  -------  --------
Net asset value at end of peri-
 od............................        $ 10.58       $ 10.89  $ 11.91  $  12.99
                                       =======       =======  =======  ========
Ratio of expenses to average
 net assets***.................            .69%****      .58%     .57%      .52%
Ratio of net investment income
 to average net assets.........           9.17%****     5.82%    7.93%     8.50%
Portfolio turnover+............              2%++         22%      14%       17%
Total return...................           5.80%++       2.93%    9.37%     9.07%
Net assets at end of period (in
 thousands)....................        $36,457       $49,612  $82,734  $127,867

--------
   * As of September 5, 1995, the Blended Rate Fund was merged into the Enhanced Short Term Investment Fund ("ESTIF") and ESTIF's name was changed to the Stable Asset Return Fund. The financial statements of the Fund reflect a combination of the assets and liabilities of ESTIF and the Blended Rate Fund as of the effective date of the merger. As of such date, Units previously outstanding of the Blended Rate Fund were deemed exchanged for Units of ESTIF and all Units of ESTIF outstanding were deemed Units of the Stable Asset Return Fund.
  ** Commencement of operations.
 *** The registered investment companies in which the Fund invests pay asset management and administration fees to their investment advisors. These fees are not included in per Unit expenses or the ratio of expenses to average net assets. For further information regarding these additional expenses, see footnote on page 42.
**** Ratios annualized.
   + Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.
  ++ Not annualized.

Balanced Fund:*

                          For the Period                          Year ended
                         January 2, 1992**                       December 31,
                          to December 31,    ----------------------------------------------------------
                               1992            1993      1994      1995      1996      1997      1998
                         -----------------   --------  --------  --------  --------  --------  --------
Selected Financial Data
 For Each Unit
 Outstanding For The
 Periods Indicated:
Investment income.......     $    .89        $   1.00  $   1.08  $   1.19  $   1.30  $   1.42  $   1.68
Expenses................         (.25)           (.26)     (.26)     (.29)     (.33)     (.35)     (.35)
                             --------        --------  --------  --------  --------  --------  --------
Net investment income...          .64             .74       .82       .90       .97      1.07      1.33
Net realized and
 unrealized gain (loss)
 on investments.........        (1.56)            .82      (.82)     6.07      3.78      6.59      7.44
                             --------        --------  --------  --------  --------  --------  --------
Net increase (decrease)
 in unit value..........         (.92)           1.56       --       6.97      4.75      7.66      8.77
Net asset value at be-
 ginning of period......        24.40           23.48     25.04     25.04     32.01     36.76     44.42
                             --------        --------  --------  --------  --------  --------  --------
Net asset value at end
 of period..............     $  23.48        $  25.04  $  25.04  $  32.01  $  36.76  $  44.42  $  53.19
                             ========        ========  ========  ========  ========  ========  ========
Ratio of expenses to
 average net assets.....         1.10%***        1.07%     1.03%     1.00%      .96%      .84%      .72%
Ratio of net investment
 income to average net
 assets.................         2.82%***        3.05%     3.32%     3.08%     2.85%     2.62%     2.72%
Portfolio turnover......          119%****        153%      113%      155%      181%      122%      209%
Total return............        (3.77)%****      6.64%     0.00%    27.84%    14.84%    20.84%    19.74%
Net assets at end of
 period (in thousands)..     $167,242        $193,362  $198,945  $264,526  $295,401  $358,503  $414,662

Value Equity Fund:

                                                           Year ended
                                  For the Period          December 31,
                               September 5 , 1995** ---------------------------
                               to December 31, 1995  1996      1997      1998
                               -------------------- -------  --------  --------
Selected Financial Data For
 Each Unit
 Outstanding For The Periods
 Indicated:
Investment income............        $   .13        $   .40  $    .47  $    .47
Expenses.....................           (.04)          (.14)     (.17)     (.17)
                                     -------        -------  --------  --------
Net investment income........            .09            .26       .30       .30
Net realized and unrealized
 gain on investments.........            .84           2.54      4.08      3.12
                                     -------        -------  --------  --------
Net increase in unit value...            .93           2.80      4.38      3.42
Net asset value at beginning
 of period...................          12.00          12.93     15.73     20.11
                                     -------        -------  --------  --------
Net asset value at end of pe-
 riod........................        $ 12.93        $ 15.73  $  20.11  $  23.53
                                     =======        =======  ========  ========
Ratio of expenses to average
 net assets..................           1.00%***        .99%      .90%      .80%
Ratio of net investment in-
 come to average net assets..           2.12%***       1.85%     1.61%     1.39%
Portfolio turnover...........              4%****        17%       13%       27%
Total return.................           7.75%****     21.66%    27.84%    17.01%
Net assets at end of period
 (in thousands)..............        $20,617        $48,131  $113,103  $150,783

--------
   * The Balanced Fund changed advisors on June 30, 1997.
  ** Commencement of operations.
 *** Ratios annualized
**** Not annualized.

Growth Equity Fund:*

                          For the Period                          Year ended
                         January 2, 1992**                       December 31,
                          to December 31,   ------------------------------------------------------------
                               1992           1993      1994      1995      1996      1997       1998
                         -----------------  --------  --------  --------  --------  --------  ----------
Selected Financial Data
 For Each Unit
 Outstanding For The
 Periods Indicated:
Investment income.......     $   3.20       $   3.16  $   3.48  $   3.88  $   5.07  $   4.15  $     4.27
Expenses................        (1.45)         (1.52)    (1.60)    (1.88)    (2.22)    (2.60)      (2.96)
                             --------       --------  --------  --------  --------  --------  ----------
Net investment income...         1.75           1.64      1.88      2.00      2.85      1.55        1.31
Net realized and
 unrealized gain on
 investments............         3.00          12.99       .61     57.72     46.14     80.01      136.27
                             --------       --------  --------  --------  --------  --------  ----------
Net increase in unit
 value..................         4.75          14.63      2.49     59.72     48.99     81.56      137.58
Net asset value at
 beginning of period....       147.68         152.43    167.06    169.55    229.27    278.26      359.82
                             --------       --------  --------  --------  --------  --------  ----------
Net asset value at end
 of period..............     $ 152.43       $ 167.06  $ 169.55   $229.27  $ 278.26  $ 359.82  $   497.40
                             ========       ========  ========  ========  ========  ========  ==========
Ratio of expenses to
 average net assets.....         1.01%***        .96%      .95%      .92%      .88%      .80%        .71%
Ratio of net investment
 income to average net
 assets.................         1.22%***       1.03%     1.12%      .98%     1.13%      .48%        .32%
Portfolio turnover......           46%****        82%       59%       60%       64%       88%         46%
Total return............         3.22%****      9.60%     1.49%    35.23%    21.37%    29.31%      38.24%
Net assets at end of
 period (in thousands)..     $427,933       $471,398  $479,435  $637,834  $752,798  $967,854  $1,297,827

Index Equity Fund:+

                           For the Period              Year ended
                          April 30, 1994**            December 31,
                          to December 31,   --------------------------------------
                                1994         1995      1996      1997       1998
                          ----------------  -------   -------  --------   --------
Selected Financial Data For Each Unit
 Outstanding For The Periods Indicated:
Investment income.......      $   --        $   .02   $   .28  $    .08   $    .09
Expenses................         (.04)         (.08)     (.11)     (.12)      (.14)
                              -------       -------   -------  --------   --------
Net investment income
 (loss).................         (.04)         (.06)      .17      (.04)      (.05)
Net realized and
 unrealized gain on
 investments............          .39          3.68      2.72      5.23       5.15
                              -------       -------   -------  --------   --------
Net increase in unit
 value..................          .35          3.62      2.89      5.19       5.10
Net asset value at be-
 ginning of period......        10.00         10.35     13.97     16.86      22.05
                              -------       -------   -------  --------   --------
Net asset value at end
 of period..............      $ 10.35       $ 13.97   $ 16.86  $  22.05   $  27.15
                              =======       =======   =======  ========   ========
Ratio of expenses to av-
 erage net assets.......          .94%***       .68 %     .69%      .62 %      .57 %
Ratio of net investment
 income (loss) to
 average net assets.....         (.94)%***     (.52)%    1.15%     (.22)%     (.20)%
Portfolio turnover++....           54%****      132 %      17%       11 %       94 %
Total return............         3.50%****    34.98 %   20.68%    30.78 %    23.13 %
Net assets at end of
 period (in thousands)..      $11,662       $48,020   $82,881  $153,709   $210,324

--------
   * The Growth Equity Fund changed advisors in June 1997.
  ** Commencement of operations.
 *** Ratios annualized.
**** Not annualized.
 + Commencing September 5, 1995, the Index Equity Fund was invested to replicate the Russell 3000 Index. Prior to that date, the Fund was invested to replicate the Standard & Poor's 500 Composite Index.
++ Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds.

Aggressive Equity Fund:

                         For the Period
                           January 2,                          Year ended
                            1992* to                          December 31,
                          December 31,    ---------------------------------------------------------------
                              1992          1993       1994       1995       1996       1997       1998
                         --------------   --------   --------   --------   --------   --------   --------
Selected Financial Data
 For Each Unit
 Outstanding For The
 Periods Indicated:
Investment income.......    $    .30      $    .25   $    .28   $    .32   $    .36   $    .39   $    .35
Expenses................        (.26)         (.28)      (.28)      (.32)      (.39)      (.45)      (.46)
                            --------      --------   --------   --------   --------   --------   --------
Net investment income
 (loss).................         .04          (.03)       --         --        (.03)      (.06)      (.11)
Net realized and
 unrealized gain (loss)
 on investments.........        1.43          3.60      (1.00)      7.81       7.47       7.64       2.99
                            --------      --------   --------   --------   --------   --------   --------
Net increase (decrease)
 in unit value..........        1.47          3.57      (1.00)      7.81       7.44       7.58       2.88
Net asset value at
 beginning of period....       21.72         23.19      26.76      25.76      33.57      41.01      48.59
                            --------      --------   --------   --------   --------   --------   --------
Net asset value at end
 of period..............    $  23.19      $  26.76   $  25.76   $  33.57   $  41.01   $  48.59   $  51.47
                            ========      ========   ========   ========   ========   ========   ========
Ratio of expenses to
 average net assets.....        1.25 %**      1.15 %     1.10 %     1.10 %     1.04 %      .98 %      .93 %
Ratio of net investment
 income (loss) to
 average net assets.....         .17 %**      (.12)%      .02 %      .01 %     (.06)%     (.11)%     (.21)%
Portfolio turnover......          43 %***       42 %       48 %       63 %       48 %       36 %       55 %
Total return............        6.77 %***    15.39 %    (3.74)%    30.32 %    22.16 %    18.48 %     5.93 %
Net assets at end of
 period (in thousands)..    $116,426      $153,465   $163,678   $214,539   $275,915   $331,940   $298,855

International Equity Fund:

                                For the Period
                              September 5, 1995* Year ended December 31,
                                      to         ---------------------------
                              December 31, 1995   1996      1997      1998
                              ------------------ -------   -------   -------
Selected Financial Data For
 Each Unit Outstanding For
 The Periods Indicated:
Investment income............      $   .49       $   .70   $  1.12   $   .82
Expenses+....................         (.03)         (.10)     (.10)     (.10)
                                   -------       -------   -------   -------
Net investment income........          .46           .60      1.02       .72
Net realized and unrealized
 gain (loss) on investments..         (.09)         1.83      (.61)     2.14
                                   -------       -------   -------   -------
Net increase in unit value...          .37          2.43       .41      2.86
Net asset value at beginning
 of period...................        15.00         15.37     17.80     18.21
                                   -------       -------   -------   -------
Net asset value at end of
 period......................      $ 15.37       $ 17.80   $ 18.21   $ 21.07
                                   =======       =======   =======   =======
Ratio of expenses to average
 net assets+.................          .57 %**       .59 %     .54 %     .48 %
Ratio of net investment
 income to average net
 assets......................          9.2 %**      3.58 %    5.41 %    3.63 %
Portfolio turnover++.........            4 %***       73 %     101 %     122 %
Total return.................         2.47 %***    15.81 %    2.30 %   15.71 %
Net assets at end of period
 (in thousands)..............      $10,849       $33,268   $58,997   $69,575

--------
   * Commencement of operations.
  ** Ratios annualized.
 *** Not annualized.
   + The registered investment company in which the Fund invests pays asset management and administration fees to its investment advisor. This fee is not included in per Unit expenses or the ratio of expenses to average net assets. For further information regarding these additional expenses, see the footnote on page 42.
  ++ Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than turnover of the underlying portfolio of the registered investment company.

Structured Portfolio Service--Conservative Portfolio

                                For the Period    Year ended December 31,
                              September 5, 1995*  ---------------------------
                             to December 31, 1995  1996      1997      1998
                             -------------------- -------   -------   -------
Selected Financial Data for
 each Unit Outstanding For
 The Periods Indicated:
Investment income..........         $ .001        $   --    $   --    $   --
Expenses...................          (.003)          (.01)     (.01)     (.01)
                                    ------        -------   -------   -------
Net investment loss........          (.002)          (.01)     (.01)     (.01)
Net realized and unrealized
 gain on investments.......           .472           1.00      1.52      1.73
                                    ------        -------   -------   -------
Net increase in unit value.            .47            .99      1.51      1.72
Net asset value at begin-
 ning of period............          10.00          10.47     11.46     12.97
                                    ------        -------   -------   -------
Net asset value at end of
 period....................         $10.47        $ 11.46   $ 12.97   $ 14.69
                                    ======        =======   =======   =======
Ratio of expenses to aver-
 age net assets............            .09 %**        .10 %     .09 %     .08 %
Ratio of net investment
 loss to average net
 assets....................           (.06)%**       (.10)%    (.09)%    (.08)%
Portfolio turnover***......              3 %****       34 %      33 %      57 %
Total return...............           4.70 %****     9.46 %   13.18 %   13.26 %
Net assets at end of period
 (in thousands)............         $5,372        $11,201   $17,228   $22,731

Structured Portfolio Service--Moderate Portfolio

                                For the Period    Year ended December 31,
                              September 5, 1995*  ---------------------------
                             to December 31, 1995  1996      1997      1998
                             -------------------- -------   -------   -------
Selected Financial Data for
 each Unit Outstanding For
 The Periods Indicated:
Investment income..........         $ .001        $   --    $   --    $   --
Expenses...................          (.003)          (.01)     (.01)     (.01)
                                   -------        -------   -------   -------
Net investment loss........          (.002)          (.01)     (.01)     (.01)
Net realized and unrealized
 gain on investments.......           .542           1.40      2.01      2.43
                                   -------        -------   -------   -------
Net increase in unit value.            .54           1.39      2.00      2.42
Net asset value at begin-
 ning of period............          10.00          10.54     11.93     13.93
                                   -------        -------   -------   -------
Net asset value at end of
 period....................        $ 10.54        $ 11.93   $ 13.93   $ 16.35
                                   =======        =======   =======   =======
Ratio of expenses to aver-
 age net assets............            .09 %**        .10 %     .09 %     .08 %
Ratio of net investment
 loss to average net
 assets....................           (.06)%**       (.10)%    (.09)%    (.08)%
Portfolio turnover***......              4 %****       27 %      18 %      31 %
Total return...............           5.40 %****    13.19 %   16.76 %   17.37 %
Net assets at end of period
 (in thousands)............        $12,379        $32,617   $66,095   $84,346

--------
   *Commencement of operations.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the portfolios invest rather than the turnover of such underlying Funds.
**** Not annualized.

Structured Portfolio Service--Aggressive Portfolio

                                For the Period    Year ended December 31,
                              September 5, 1995*  ---------------------------
                             to December 31, 1995  1996      1997      1998
                             -------------------- -------   -------   -------
Selected Financial Data for
 each Unit Outstanding For
 The Periods Indicated:
Investment income..........         $ .001        $   --    $   --    $   --
Expenses...................          (.003)          (.01)     (.01)     (.01)
                                    ------        -------   -------   -------
Net investment loss........          (.002)          (.01)     (.01)     (.01)
Net realized and unrealized
 gain on investments.......           .572           1.85      2.51      3.02
                                    ------        -------   -------   -------
Net increase in unit value.            .57           1.84      2.50      3.01
Net asset value at begin-
 ning of period............          10.00          10.57     12.41     14.91
                                    ------        -------   -------   -------
Net asset value at end of
 period....................         $10.57        $ 12.41   $ 14.91   $ 17.92
                                    ======        =======   =======   =======
Ratio of expenses to aver-
 age net assets............            .09 %**        .10 %     .09 %     .08 %
Ratio of net investment
 loss to average net as-
 sets......................           (.06)%**       (.10)%    (.09)%    (.08)%
Portfolio turnover***......              3 %****       28 %      18 %      26 %
Total return...............           5.70 %****    17.41 %   20.15 %   20.19 %
Net assets at end of period
 (in thousands)............         $9,999        $25,558   $51,868   $66,845

--------
   * Commencement of operations.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the portfolios invest rather than turnover of such underlying Funds.
**** Not annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The domestic equity market had a volatile year in 1998. A good first quarter was followed by a flat second quarter, a third quarter that had significant losses and a fourth quarter with the strongest quarterly returns in over twenty years. As has been the case for the past several years, large capitalization stocks outperformed small capitalization stocks and growth style investing did considerably better than value investing. Technology stocks had the strongest returns followed by health care and utilities. The materials and processing sector along with energy had negative returns. In the domestic bond market, the yield curve shifted down as investors sought the safety of bonds, especially U.S. Treasuries. The international markets finished mixed with the established markets showing positive returns and emerging markets having negative returns.

Aggressive Equity Fund

  The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the year ended December 31, 1998 the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 5.93%. By comparison, the Russell 2000 Index produced a total return of (2.55)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

  The most heavily weighted sectors in the Aggressive Equity Fund were electronics, business services and health care. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at December 31, 1998 included Legato Systems Inc., Biogen Inc., Elan PLC, Staples Inc. and Kohls Corporation.

Balanced Fund

  The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the year ended December 31, 1998, the Balanced Fund experienced a total return, net of Expenses, of 19.74%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 19.69%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

  The most heavily weighted sectors in the equity portion of the Balanced Fund were electronics, health care and financial services. Securities representing the largest equity holdings based on market value in the Balanced Fund at December 31, 1998 included Pfizer, Inc., SLM Holding Corp., Applied Materials, Inc., Citigroup Inc. and Exel Limited. The fixed income portion was heavily invested in government agency mortgage-related issues.

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

  For the year ended December 31, 1998, the Growth Equity Fund experienced a total return, net of Expenses, of 38.24%. By comparison, the Russell 1000 Growth Index produced a return of 38.71% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The most heavily weighted sectors in the Growth Equity Fund were health care, computers and electronics. Securities representing the largest holdings based on market value in the Growth Equity Fund at December 31, 1998 included General Electric Company, Pfizer, Inc., Microsoft Corp., Intel Corp. and Cisco Systems, Inc.

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

  The Fund produced a total return, net of Expenses, for the year ended December 31, 1998 of 23.13%. By comparison, the Russell 3000 Index produced a return of 24.14% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

  The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. A portion of the Intermediate Bond Fund (approximately two-thirds) is actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund is invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. Until the Intermediate Bond Fund reaches its minimum level of contributions to be invested in both the actively managed and index portions of the Fund ($75 million to $150 million, and $200 million, respectively), two-thirds of all contributions to the Fund will be, subject to review by State Street, invested in the PIMCO Total Return Fund and the remaining one-third will be, subject to review by State Street, invested in the Masterworks Bond Index Fund.

  For the year ended December 31, 1998, the Intermediate Bond Fund experienced a total return, net of Expenses, of 9.07%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 8.69% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

  For the year ended December 31, 1998, the International Equity Fund experienced a total return, net of Expenses, of 15.71%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 14.26%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

  For the year ended December 31, 1998, the Stable Asset Return Fund produced a return, net of Expenses, of 5.59%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the same period was 4.98%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

  The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its Investment Advisor consider undervalued.

  For the year ended December 31, 1998, the Value Equity Fund experienced a total return, net of Expenses, of 17.01%. By comparison, the Russell 1000 Value Index produced a return of 15.63% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The most heavily weighted sectors in the Value Equity Fund were health care, insurance and computers. Securities representing the largest holdings based on market value in the Value Equity Fund at December 31, 1998 included International Business Machines, Microsoft Corp., General Electric Company, Phillip Morris Companies and Johnson & Johnson Inc.

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

  For the year ended December 31, 1998, the Structured Portfolio Service experienced a total return, net of Expenses, of 13.26% for the Conservative Portfolio, 17.37% for the Moderate Portfolio, and 20.19% for the Aggressive Portfolio.

Item 8. Financial Statements and Supplementary Data

  See page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  James S. Phalen. Mr. Phalen is the President and Chief Executive Officer of the Collective Trust and Executive Vice President and Division Head of Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From June 1989 to August 1992, Mr. Phalen, age 48, served as the President of Boston Financial Data Services, a subsidiary of State Street. Mr. Phalen also serves as a director of Wellspring Resources LLP.

  Beth M. Halberstadt. Ms. Halberstadt is the Vice President and Chief Financial Officer of the Collective Trust, a Vice President of State Street and the Director of ABRA Program Services. From September 1996 to January 1999, Ms. Halberstadt, age 34, was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

  Susan C. Daniels. Ms. Daniels is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street for ABRA Program Services, Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. Prior to joining State Street, Ms. Daniels, age 41, was Vice President of Internal Control and Compliance at First Data Investor Services Group. From April 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  State Street, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds. Neither State Street nor any executive officer of the Collective Trust beneficially owns any securities of the Collective Trust.

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

      2. Financial Statement Schedules.

      A Schedule of Investments for each of the Aggressive Equity Fund, the Balanced Fund, the Growth Equity Fund, the Stable Asset Return Fund and the Value Equity Fund is included in Item 8 of this report.

    Item 14(b) Reports on Form 8-K.

      Not Applicable.

    Item 14(c) Exhibits.

 Exhibit No. Description of Document
 ----------- -----------------------
     3.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust by State Street Bank and Trust
             Company, amended and restated December 5, 1991, included as
             Exhibit 3.1 to Registrant's Form S-1 Registration Statement
             No. 33-50080 and incorporated herein by reference thereto.
     3.2     American Bar Association Members/State Street Collective
             Trust, Amendment to Declaration of Trust by State Street
             Bank and Trust Company, dated July 31, 1995, included as
             Exhibit 3.2 to Registrant's Form S-1 Registration Statement
             No. 33-92120 and incorporated herein by reference thereto.
     3.3     American Bar Association Members/State Street Collective
             Trust, Third Amended Fund Declaration, dated as of January
             1, 1999, for the Stable Asset Return Fund, included as
             Exhibit 3.3 to Pre-Effective Amendment No. 1 to Registrant's
             Registration Statement on Form S-1 No. 333-69427 and
             incorporated herein by reference thereto.
     3.4     American Bar Association Members/State Street Collective
             Trust, Second Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Intermediate Bond Fund,
             included as Exhibit 3.4 to Pre-Effective Amendment No. 1 to
             Registrant's Registration Statement on Form S-1 No. 333-
             69427 and incorporated herein by reference thereto.
     3.5     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Balanced Fund, included as
             Exhibit 3.5 to Pre-Effective Amendment No. 1 to Registrant's
             Registration Statement on Form S-1 No. 333-69427 and
             incorporated herein by reference thereto.
     3.6     American Bar Association Members/State Street Collective
             Trust, Second Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Value Equity Fund, included as Exhibit 3.6 to Pre-Effective Amendment No. 1 to
             Registrant's Registration Statement on Form S-1 No. 333-
             69427 and incorporated herein by reference thereto.
     3.7     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Growth Equity Fund, included as
             Exhibit 3.7 to Pre-Effective Amendment No. 1 to Registrant's
             Registration Statement on Form S-1 No. 333-69427 and
             incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
     3.8     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Index Equity Fund, included as
             Exhibit 3.8 to Pre-Effective Amendment No. 1 to Registrant's
             Registration Statement on Form S-1 No. 333-69427 and
             incorporated herein by reference thereto.
     3.9     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Aggressive Equity Fund, included as Exhibit 3.9 to Pre-Effective Amendment No. 1 to
             Registrant's Registration Statement on Form S-1 No. 333-
             69427 and incorporated herein by reference thereto.
     3.10    American Bar Association Members/State Street Collective
             Trust, Second Amended and Restated Fund Declaration, dated as of January 1, 1999, for the International Equity Fund,
             included as Exhibit 3.10 to Pre-Effective Amendment No. 1 to
             Registrant's Registration Statement on Form S-1 No. 333-
             69427 and incorporated herein by reference thereto.
     3.11    American Bar Association Members/State Street Collective
             Trust, First Amended and Restated Fund Declaration, dated as of January 1, 1999, for the Structured Portfolio Service,
             included as Exhibit 3.11 to Pre-Effective Amendment No. 1 to
             Registrant's Registration Statement on Form S-1 No. 333-
             69427 and incorporated herein by reference thereto.
     4.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust and Fund Declaration for each
             Fund and the Structured Portfolio Service, included in
             Exhibits No. 3.1 through 3.11 above.
    10.1     Trust Agreement of the American Bar Association Members
             Retirement Trust, amended and restated as of January 1,
             1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit
             10.1 to Registrant's Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference thereto.
    10.2     Trust Agreement of the American Bar Association Members
             Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.3     Amendment to the American Bar Association Members Retirement
             Trust, dated July 31, 1995 by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.4     Amendment to the American Bar Association Members Pooled
             Trust for Retirement Plans, dated July 31, 1995 by and
             between the American Bar Retirement Association and State
             Street Bank and Trust Company, included as Exhibit 10.4 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
    10.5     American Bar Association Members Retirement Plan--Basic Plan
             Document No. 01, as approved by the Internal Revenue Service on December 16, 1996, included as Exhibit 10.5 to Pre-
             Effective Amendment No. 1 to the Registrant's Registration
             Statement on Form S-1 No. 333-23633 and incorporated herein by reference thereto.
    10.6     American Bar Association Members Defined Benefit Pension
             Plan--Basic Plan Document No. 02 and related participation agreements, included as Exhibit 10.4 to Pre-Effective
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 No. 33-42274 and incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
    10.7     Administrative and Investment Services Agreement effective
             January 1, 1999, between State Street Bank and Trust Company and the American Bar Retirement Association, included as
             Exhibit 10.7 to Registrant's Registration Statement on Form
             S-1 No. 333-69427 and incorporated herein by reference
             thereto.
    10.8     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Growth Equity
             Fund, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.9     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM
             Capital Management relating to the Growth Equity Fund,
             included as Exhibit 10.8 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Aggressive
             Equity Fund, included as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit
             Investment Associates, Inc. relating to the Aggressive
             Equity Fund, included as Exhibit 10.10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference thereto.
    10.12    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller, Anderson & Sherrerd relating to the Balanced Fund, included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.13    Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Balanced
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
    10.14    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Balanced
             Fund, included as Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
    10.15    Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford
             Bernstein & Co. Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.16    Plan of Merger effective as of September 5, 1995 merging
             Blended Rate Fund with and into Enhanced Short Term
             Investment Fund, included as Exhibit 10.18 to Registrant's
             Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
    10.17    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and
             Bankers Trust Company relating to the Growth Equity Fund,
             included as Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
   24.1*     Power of Attorney.
   27.1*     Financial Data Schedule--Aggressive Equity Fund
   27.2*     Financial Data Schedule--Balanced Fund
   27.3*     Financial Data Schedule--Growth Equity Fund
   27.4*     Financial Data Schedule--Index Equity Fund
   27.5*     Financial Data Schedule--Intermediate Bond Fund
   27.6*     Financial Data Schedule--International Equity Fund
   27.7*     Financial Data Schedule--Stable Asset Return Fund
   27.8*     Financial Data Schedule--Value Equity Fund
   27.9*     Financial Data Schedule--Structured Portfolio Service
             Conservative Portfolio
   27.10*    Financial Data Schedule--Structured Portfolio Service
             Moderate Portfolio
   27.11*    Financial Data Schedule--Structured Portfolio Service
             Aggressive Portfolio

--------
* Filed herewith

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boston, Commonwealth of Massachusetts, on March 29, 1999.

                                         AMERICAN BAR ASSOCIATION MEMBERS/
                                          STATE STREET COLLECTIVE TRUST

                                         By:      /s/ James S. Phalen
                                           ------------------------------------
                                            Name: James S. Phalen
                                            Title:  President and Chief
                                                  Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                       Title                 Date

        /s/ James S. Phalen           President and Chief     March 29, 1999
------------------------------------   Executive Officer of
          James S. Phalen              the American Bar
                                       Association
                                       Members/State Street
                                       Collective Trust
                                       (Principal Executive
                                       Officer)

      /s/ Beth M. Halberstadt         Vice President and      March 29, 1999
------------------------------------   Chief Financial
        Beth M. Halberstadt            Officer of the
                                       American Bar
                                       Association
                                       Members/State Street
                                       Collective Trust
                                       (Principal Financial
                                       Officer)

        /s/ Susan C. Daniels          Treasurer and Chief     March 29, 1999
------------------------------------   Accounting Officer
          Susan C. Daniels             of the American Bar
                                       Association
                                       Members/State Street
                                       Collective Trust
                                       (Principal
                                       Accounting Officer)

                 *                    Director of State       March 29, 1999
------------------------------------   Street Bank and
         Tenley E. Albright            Trust Company

                 *                    Director of State       March 29, 1999
------------------------------------   Street Bank and
        I. MacAllister Booth           Trust Company



                 *                    Director of State       March 29, 1999
                                       Street Bank and
------------------------------------   Trust Company
         Marshall N. Carter


              Signature                         Title
                                                                     Date

                                        Director of State
-------------------------------------    Street Bank and Trust
         James I. Cash, Jr.              Company

                                        Director of State
-------------------------------------    Street Bank and Trust
          Truman S. Casner               Company

                                        Director of State
-------------------------------------    Street Bank and Trust
         Nader F. Darehshori             Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
         Arthur L. Goldstein             Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
           David P. Gruber               Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
           Charles F. Kaye               Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
          John M. Kucharski              Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
         Charles R. LaMantia             Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
           David B. Perini               Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
          Dennis J. Picard               Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
           David A. Spina                Company

                  *                     Director of State       March 29, 1999
-------------------------------------    Street Bank and Trust
         Diana Chapman Walsh             Company

       /s/ Nicholas A. Lopardo
*By _________________________________
     Name: Nicholas A. Lopardo-
          Attorney-in-Fact

    /s/ Maureen Scannell Bateman
*By _________________________________
   Name: Maureen Scannell Bateman
          Attorney-in-Fact

         American Bar Association Members/State Street Collective Trust

                         Index to Financial Statements

                               December 31, 1998

                                                                         Page(s)
                                                                         -------
Report of Independent Accountants.......................................   F-3
Financial Statements:
 Aggressive Equity Fund
  Statement of Assets and Liabilities...................................   F-4
  Statement of Operations...............................................   F-5
  Statement of Changes in Net Assets....................................   F-6
  Selected Per-Unit Data and Ratios.....................................   F-7
  Schedule of Investments...............................................   F-8
 Balanced Fund
  Statement of Assets and Liabilities...................................  F-17
  Statement of Operations...............................................  F-18
  Statement of Changes in Net Assets....................................  F-19
  Selected Per-Unit Data and Ratios.....................................  F-20
  Schedule of Investments...............................................  F-21
 Growth Equity Fund
  Statement of Assets and Liabilities...................................  F-36
  Statement of Operations...............................................  F-37
  Statement of Changes in Net Assets....................................  F-38
  Selected Per-Unit Data and Ratios.....................................  F-39
  Schedule of Investments...............................................  F-40
 Index Equity Fund
  Statement of Assets and Liabilities...................................  F-60
  Statement of Operations...............................................  F-61
  Statement of Changes in Net Assets....................................  F-62
  Selected Per-Unit Data and Ratios.....................................  F-63
 Intermediate Bond Fund
  Statement of Assets and Liabilities...................................  F-64
  Statement of Operations...............................................  F-65
  Statement of Changes in Net Assets....................................  F-66
  Selected Per-Unit Data and Ratios.....................................  F-67
 International Equity Fund
  Statement of Assets and Liabilities...................................  F-68
  Statement of Operations...............................................  F-69
  Statement of Changes in Net Assets....................................  F-70
  Selected Per-Unit Data and Ratios.....................................  F-71
 Stable Asset Return Fund
  Statement of Assets and Liabilities...................................  F-72
  Statement of Operations...............................................  F-73
  Statement of Changes in Net Assets....................................  F-74
  Selected Per-Unit Data and Ratios.....................................  F-75
  Schedule of Investments...............................................  F-76

         American Bar Association Members/State Street Collective Trust

                         Index to Financial Statements

                                                                         Page(s)
                                                                         -------
 Value Equity Fund
  Statement of Assets and Liabilities...................................   F-78
  Statement of Operations...............................................   F-79
  Statement of Changes in Net Assets....................................   F-80
  Selected Per-Unit Data and Ratios.....................................   F-81
  Schedule of Investments...............................................   F-82
 Conservative Structured Portfolio Service
  Statement of Assets and Liabilities...................................   F-91
  Statement of Operations...............................................   F-92
  Statement of Changes in Net Assets....................................   F-93
  Selected Per-Unit Data and Ratios.....................................   F-94
 Moderate Structured Portfolio Service
  Statement of Assets and Liabilities...................................   F-95
  Statement of Operations...............................................   F-96
  Statement of Changes in Net Assets....................................   F-97
  Selected Per-Unit Data and Ratios.....................................   F-98
 Aggressive Structured Portfolio Service
  Statement of Assets and Liabilities...................................   F-99
  Statement of Operations...............................................  F-100
  Statement of Changes in Net Assets....................................  F-101
  Selected Per-Unit Data and Ratios.....................................  F-102
Notes to Financial Statements...........................................  F-103

                       Report of Independent Accountants

To the Trustee and Unitholders of the
American Bar Association Members/
State Street Collective Trust

  In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the selected per-unit data and ratios present fairly, in all material respects, the financial position of the Aggressive Equity Fund, Balanced Fund, Growth Equity Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Stable Asset Return Fund, Value Equity Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 1998, and the results of each of their operations, the changes in each of their net assets and the selected per-unit data and ratios for the periods indicated, in conformity with generally accepted accounting principles. These financial statements and selected per-unit data and ratios (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1998 by correspondence with the custodian and brokers, provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts

March 18, 1999

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
Investments, at value (cost $253,845,114).........................  $302,067,228
Cash..............................................................         1,722
Receivable for investments sold...................................     1,312,934
Dividends and interest receivable.................................       218,254
Deferred registration fees........................................        48,625
                                                                    ------------
  Total Assets....................................................   303,648,763
                                                                    ------------
Liabilities
Payable for investments purchased.................................     1,668,179
Payable for fund units redeemed...................................     2,726,759
Investment advisory fee payable...................................       255,131
State Street Bank and Trust Company--program fee payable..........        74,959
Trustee, management and administration fees payable...............        24,813
American Bar Retirement Association--program fee payable..........        11,441
Other accruals....................................................        32,618
                                                                    ------------
  Total Liabilities...............................................     4,793,900
                                                                    ------------
Net assets (equivalent to $51.47 per unit based on 5,806,015 units outstanding).....................................................  $298,854,863
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       1998
                                                                   ------------
Investment Income
  Dividends (net of foreign tax expense of $533).................. $  1,533,498
  Interest........................................................      722,891
                                                                   ------------
    Total investment income.......................................    2,256,389
                                                                   ------------
Expenses
  Investment advisory fee.........................................    1,369,864
  State Street Bank and Trust Company--program fee................    1,005,107
  Trustee, management and administration fees.....................      215,244
  American Bar Retirement Association--program fee................      146,558
  Amortization of organization costs..............................       53,124
  Reports to unitholders..........................................       48,922
  Legal and audit fees............................................       37,586
  Registration fee................................................       24,608
  Other expenses..................................................        8,949
                                                                   ------------
    Total expenses................................................    2,909,962
                                                                   ------------
Net investment loss...............................................     (653,573)
                                                                   ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................   48,992,164
  Change in net unrealized appreciation...........................  (30,905,910)
                                                                   ------------
    Net realized and unrealized gain on investments...............   18,086,254
                                                                   ------------
Net increase in net assets resulting from operations.............. $ 17,432,681
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets

                                                             For the
                                                           year ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
From operations
  Net investment loss.............................. $   (353,509) $   (653,573)
  Net realized gain on investments.................   39,709,808    48,992,164
  Net change in unrealized appreciation on invest-
   ments...........................................   12,757,570   (30,905,910)
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................   52,113,869    17,432,681
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   41,120,394    24,065,736
  Cost of units redeemed...........................  (37,210,143)  (74,583,142)
                                                    ------------  ------------
  Net increase (decrease) in net assets resulting
   from unitholder transactions....................    3,910,251   (50,517,406)
                                                    ------------  ------------
    Net increase (decrease) in net assets..........   56,024,120   (33,084,725)
Net Assets
  Beginning of year................................  275,915,468   331,939,588
                                                    ------------  ------------
  End of year...................................... $331,939,588  $298,854,863
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    6,727,703     6,831,480
    Sold...........................................      920,581       485,136
    Redeemed.......................................     (816,804)   (1,510,601)
                                                    ------------  ------------
  Outstanding--end of year.........................    6,831,480     5,806,015
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

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the year)*

                                                       For the year ended December 31,
                                            --------------------------------------------------------------
                           For the period
                           January 2, 1992
                            (Commencement
                          of Operations) to
                            December 31,
                                1992          1993       1994       1995      1996       1997       1998
                          ----------------- --------   --------   --------  --------   --------   --------
Investment income.......      $    .30      $    .25   $    .28   $    .32  $    .36   $    .39   $    .35
Expenses................          (.26)         (.28)      (.28)      (.32)     (.39)      (.45)      (.46)
                              --------      --------   --------   --------  --------   --------   --------
Net investment income
 (loss).................           .04          (.03)       --         --       (.03)      (.06)      (.11)
Net realized and
 unrealized gain (loss)
 on investments.........          1.43          3.60      (1.00)      7.81      7.47       7.64       2.99
                              --------      --------   --------   --------  --------   --------   --------
Net increase (decrease)
 in unit value..........          1.47          3.57      (1.00)      7.81      7.44       7.58       2.88
Net asset value at be-
 ginning of period......         21.72         23.19      26.76      25.76     33.57      41.01      48.59
                              --------      --------   --------   --------  --------   --------   --------
Net asset value at end
 of period..............      $  23.19      $  26.76   $  25.76   $  33.57  $  41.01   $  48.59   $  51.47
                              ========      ========   ========   ========  ========   ========   ========
Ratio of expenses to
 average net assets.....          1.25%***     1.15%       1.10 %     1.10%     1.04 %      .98 %      .93 %
Ratio of net investment
 income (loss) to
 average net assets.....           .17%***      (.12)%      .02 %      .01%     (.06)%     (.11)%     (.21)%
Portfolio turnover......            43%**         42%        48 %       63%       48 %       36 %       55 %
Total return............          6.77%**      15.39%     (3.74)%    30.32%    22.16 %    18.48 %     5.93 %
                                   --            --
Net assets at end of pe-
 riod (in thousands)....      $116,426      $153,465   $163,678   $214,539  $275,915   $331,940   $298,855

--------
  * Calculations prepared using the monthly average number of units outstanding during the year.
 **  Not annualized.
***  Ratios annualized.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (90.6%)
BASIC INDUSTRIES (3.6%)
Chemicals (1.9%)
H.B. Fuller Co. ........................................  30,000 $    1,443,750
OM Group Inc. ..........................................  42,000      1,533,000
RPM Inc. ...............................................  48,593        777,488
Sterling Commerce Inc.*.................................  39,500      1,777,500
                                                                 --------------
                                                                      5,531,738
                                                                 --------------
Paper (1.0%)
Caraustar Industries Inc. ..............................  53,000      1,513,812
Pentair Inc. ...........................................  40,000      1,592,500
                                                                 --------------
                                                                      3,106,312
                                                                 --------------
Plastics (0.7%)
Advanced Energy Industries Inc.*........................  83,000      2,075,000
                                                                 --------------
TOTAL BASIC INDUSTRIES..................................             10,713,050
                                                                 --------------
CAPITAL GOODS (5.1%)
Agricultural Machinery (0.3%)
Delta & Pine Land Co. ..................................  25,500        943,500
                                                                 --------------
Building Construction (0.3%)
Building One Services Corporation*......................  41,500        866,313
                                                                 --------------
Electrical Equipment (1.7%)
Jabil Circuit Inc.*.....................................  46,000      3,432,750
Kulicke & Soffa Industries*.............................  85,000      1,508,750
                                                                 --------------
                                                                      4,941,500
                                                                 --------------
Industrial Machinery (2.2%)
AAR Corp. ..............................................  36,000        859,500
Alyn Corporation*....................................... 116,800        496,400
Crane Co. ..............................................  57,750      1,743,328
Integrated Process Equipment Corp.*.....................  45,000        483,750
Kennametal Inc. ........................................  66,000      1,402,500
NN Ball & Roller Inc. .................................. 112,700        662,113
US Filter Corp.*........................................  43,500        995,062
                                                                 --------------
                                                                      6,642,653
                                                                 --------------
Miscellaneous (0.3%)
Silicon Valley Group Inc. ..............................  75,000        956,250
                                                                 --------------
Pollution Control (0.3%)
Eastern Environmental Services Inc. ....................  28,000        829,500
                                                                 --------------
TOTAL CAPITAL GOODS.....................................             15,179,716
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

CONSUMER BASICS (10.2%)
Drugs & Health Care (7.8%)
Apria Healthcare Group Inc.*............................  83,800 $      748,963
Becton Dickinson & Co. .................................  69,000      2,945,437
Biogen Inc.*............................................  81,000      6,723,000
Cardiac Pathways Corporation*...........................   8,000         34,000
Cardinal Health Inc. ...................................  21,000      1,593,375
Corporate Therapeutics Inc.*............................  60,000        795,000
Genzyme Corp. ..........................................  34,000      1,691,500
Gilead Sciences Inc.*...................................  66,500      2,730,656
Healthsouth Rehabilitation*............................. 118,000      1,821,625
Immune Response Corp.*.................................. 137,700      1,497,488
Immunex Corp.*..........................................   8,500      1,069,406
KOS Pharmaceuticals Inc*................................ 167,000        981,125
Millennium Pharmaceuticals*.............................  26,600        688,275
                                                                 --------------
                                                                     23,319,850
                                                                 --------------
Food & Beverages (1.1%)
Ben & Jerry's Homemade Inc.*............................  50,000      1,118,750
Fresh Del Monte Produce.................................  49,000      1,062,687
Ionics Inc.*............................................  31,300        937,044
                                                                 --------------
                                                                      3,118,481
                                                                 --------------
Household Products (1.3%)
Clorox Co. .............................................  19,000      2,219,437
Dial Corp. .............................................  45,500      1,313,813
USA Detergents Inc.*....................................  58,000        420,500
                                                                 --------------
                                                                      3,953,750
                                                                 --------------
TOTAL CONSUMER BASICS...................................             30,392,081
                                                                 --------------
CONSUMER DURABLE GOODS (3.1%)
Automobiles (1.1%)
Harley Davidson Inc. ...................................  70,500      3,339,937
                                                                 --------------
Auto Parts (0.7%)
Borg Warner Automotive Inc. ............................  24,800      1,384,150
Standard Products Co. ..................................  34,400        700,900
Walbro Corp. ...........................................   3,900         24,863
                                                                 --------------
                                                                      2,109,913
                                                                 --------------
Household Appliances & Home Furnishings (0.8%)
Harman International Industries Inc. ...................  20,000        762,500
Libbey Inc. ............................................  56,000      1,620,500
                                                                 --------------
                                                                      2,383,000
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

Tires & Rubber (0.5%)
Bandag Inc. ............................................  39,000 $    1,557,563
                                                                 --------------
TOTAL CONSUMER DURABLE GOODS............................              9,390,413
                                                                 --------------
CONSUMER NON-DURABLES (6.5%)
Apparel & Textiles (0.4%)
Novel Denim Holdings Limited............................  58,000      1,232,500
                                                                 --------------
Cosmetics & Toiletries (1.0%)
Estee Lauder Cos., Inc. ................................  34,000      2,907,000
Paragon Trade Brands Inc.*..............................  76,900        163,412
                                                                 --------------
                                                                      3,070,412
                                                                 --------------
Liquor (0.2%)
Robert Mondavi Corp.*...................................  16,500        674,438
                                                                 --------------
Photography (0.4%)
Optical Coating Laboratory Inc. ........................  40,000      1,040,000
                                                                 --------------
Retail Trade (4.5%)
Kohls Corp.*............................................  79,000      4,853,563
Micro Warehouse Inc.*...................................  23,000        777,688
Nine West Group Inc. ...................................  38,100        592,931
Saks Incorporated*......................................  50,500      1,593,906
Staples Inc.*........................................... 129,000      5,635,687
                                                                 --------------
                                                                     13,453,775
                                                                 --------------
TOTAL CONSUMER NON-DURABLES.............................             19,471,125
                                                                 --------------
CONSUMER SERVICES (2.4%)
Air Travel (0.7%)
America West Holding Corp.*.............................  74,800      1,271,600
Continental Airlines Inc.*..............................  13,000        435,500
Midway Airls Corporation*...............................  44,900        538,800
                                                                 --------------
                                                                      2,245,900
                                                                 --------------
Hotels & Restaurants (0.7%)
Rio Hotel & Casino Inc.*................................  42,300        671,513
Ruby Tuesday Inc. ......................................  56,400      1,198,500
Sizzler International Inc. .............................  69,500        156,375
                                                                 --------------
                                                                      2,026,388
                                                                 --------------
Leisure Time (1.0%)
Ascent Entertainment Group Inc.*........................  97,637        720,073
CNET Inc. ..............................................  17,000        931,812

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

Westwood One Inc.*......................................  40,000 $    1,220,000
                                                                 --------------
                                                                      2,871,885
                                                                 --------------
TOTAL CONSUMER SERVICE..................................              7,144,173
                                                                 --------------
CORPORATE (0.5%)
Other Utilities (0.5%)
Sportsline USA Inc*.....................................  12,300        191,419
White Capital Inds Corporation*.........................  77,400      1,180,350
                                                                 --------------
TOTAL CORPORATE.........................................              1,371,769
                                                                 --------------
ENERGY (1.7%)
Domestic Oil (0.2%)
Pogo Producing Co. .....................................  45,000        585,000
                                                                 --------------
Gas Exploration (1.1%)
BJ Services Co.*........................................  34,100        532,813
Energen Corp. ..........................................  65,000      1,267,500
Valero Energy Corp. ....................................  44,000        935,000
Vintage Petroleum Inc. .................................  74,600        643,425
                                                                 --------------
                                                                      3,378,738
                                                                 --------------
Petroleum Services (0.4%)
Transocean Offshore Inc. ...............................  44,100      1,182,431
                                                                 --------------
TOTAL ENERGY                                                          5,146,169
                                                                 --------------
FINANCE (7.1%)
Banks (2.4%)
Banco Santander Prior San Juan..........................  21,500        471,656
Bank United Corp. ......................................  44,300      1,738,775
Community First Bankshares Inc. ........................  35,000        737,187
Community Svgs Bankshares Incorporated.................. 181,780      1,954,135
Hibernia Corp. .........................................  41,300        717,588
Pacific Bank N.A. ......................................   7,300        318,463
PFF Bancorp Inc. .......................................  70,000      1,120,000
                                                                 --------------
                                                                      7,057,804
                                                                 --------------
Financial Services (1.0%)
Americredit Corp.*......................................  93,400      1,290,087
First Alliance Company*................................. 140,000        525,000
Medallion Financial Corp................................  78,000      1,116,375
                                                                 --------------
                                                                      2,931,462
                                                                 --------------
Insurance (1.9%)
Harleysville Group Inc. ................................  60,000      1,548,750
Mercury General Corp. ..................................  68,000      2,979,250

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

NAC Reinsurance Corp....................................  12,500 $      586,719
NYMAGIC Inc.............................................  25,000        518,750
                                                                 --------------
                                                                      5,633,469
                                                                 --------------
Investment Companies (0.5%)
Ocwen Asset Investment Corp.............................  10,000         48,125
T. Rowe Price Associates Inc............................  46,900      1,606,325
                                                                 --------------
                                                                      1,654,450
                                                                 --------------
Savings And Loan (1.3%)
Fidelity Bankshares Inc. ...............................  28,000        637,000
TCF Financial Corp. .................................... 140,000      3,386,250
                                                                 --------------
                                                                      4,023,250
                                                                 --------------
TOTAL FINANCE...........................................             21,300,435
                                                                 --------------
GENERAL BUSINESS (12.9%)
Broadcasting (0.9%)
Macromedia Inc.*........................................  49,200      1,657,425
Spelling Entertainment Group Inc.*...................... 144,800      1,086,000
                                                                 --------------
                                                                      2,743,425
                                                                 --------------
Business Services (8.8%)
Assisted Living Concepts Inc*...........................  48,800        640,500
Caribiner International Inc.*...........................  45,000        410,625
Data Processing Corp.*..................................  39,100      1,143,675
Fiserv Inc.*............................................  68,400      3,518,325
IMS Health Inc..........................................  21,500      1,621,906
Intelligroup Incorporated*..............................  81,000      1,447,875
Legato Systems Inc.*.................................... 104,100      6,864,094
Newpark Resources Inc.*................................. 144,500        984,406
Paychex Inc. ...........................................  41,825      2,151,373
Quintiles Transnational Corp.*..........................  43,500      2,321,813
Stewart Enterprises Inc................................. 151,000      3,359,750
Sylvan Learning Systems Inc.*...........................  61,350      1,871,175
                                                                 --------------
                                                                     26,335,517
                                                                 --------------
Communication Services (1.9%)
Adelphia Communications Corp.*..........................  26,000      1,189,500
Ascend Communications Inc...............................  25,000      1,643,750
Comsat Corp.............................................  19,000        684,000
Nextel Communications Inc.*.............................  85,000      2,008,125
                                                                 --------------
                                                                      5,525,375
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

Newspapers (0.5%)
Media General Inc.......................................  28,700 $    1,521,100
                                                                 --------------
Publishing (0.8%)
Applied Graphics Technologies*..........................  43,000        709,500
Hollinger International Inc. ...........................  16,100        224,394
Jostens Inc. ...........................................  29,900        783,006
Topps Co., Inc. ........................................ 112,200        561,000
                                                                 --------------
                                                                      2,277,900
                                                                 --------------
TOTAL GENERAL BUSINESS..................................             38,403,317
                                                                 --------------
MISCELLANEOUS (11.7%)
Miscellaneous (11.0%)
Capstar Broadcasting Corporation*.......................  56,600      1,294,725
Castle Dental Ctrs Incorporated*........................  50,000        306,250
Chancellor Media Corporation*...........................  94,700      4,533,762
Citadel Communications Corporation*.....................  42,600      1,102,275
Corn Products International Inc.*.......................  81,800      2,484,675
CSK Auto Corp.*.........................................  30,000        800,625
Dollar Thrifty Automotive Grp*..........................  45,000        579,375
Dynegy Inc.............................................. 101,000      1,104,687
Firearms Training Systems Inc.*.........................  51,300         72,141
Hagler Bailly Inc. .....................................  90,000      1,800,000
Harbor Florida Bancshares Inc. .........................  95,000      1,062,813
ICG Communications Inc.*................................ 162,000      3,483,000
Indus International Inc.*...............................  55,200        386,400
Metamor Worldwide Incorporated*.........................  64,000      1,600,000
Metro Information Services Inc.*........................  40,000      1,200,000
Tefron Limited*.........................................  80,500        528,281
Tier Technologies Incorporated*.........................  51,300        884,925
TMP Worldwide Inc.*.....................................  55,000      2,310,000
Transportation Components Incorporated*.................  98,000        453,250
Viatel Incorporated*.................................... 148,000      3,385,500
Wesley Jessen Visioncare Inc.*..........................  45,000      1,248,750
Young & Rubicam Incorporated*...........................  55,400      1,793,575
Ziff Davis Incorporated*................................  22,200        351,038
                                                                 --------------
                                                                     32,766,047
                                                                 --------------
Real Estate (0.7%)
Irvine Apartment Communities Inc........................  37,800      1,204,875
Meristar Hospitality Corp. .............................  57,000      1,058,062
                                                                 --------------
                                                                      2,262,937
                                                                 --------------
TOTAL MISCELLANEOUS.....................................             35,028,984
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

TECHNOLOGY (22.5%)
Aerospace (0.5%)
Computer Sciences Corp.*................................  25,500 $    1,643,156
                                                                 --------------
Computers & Business Equipment (2.1%)
Ceridian Corp.*.........................................  48,900      3,413,832
Pixar*..................................................  20,800        728,000
Stormedia Inc.*.........................................  57,000             57
Symbol Technologies Inc.................................  31,500      2,014,031
                                                                 --------------
                                                                      6,155,920
                                                                 --------------
Electronics (12.7%)
ADC Telecommunications Inc.*............................  74,000      2,571,500
American Superconductor Corp.*.......................... 100,000      1,025,000
Analog Devices Inc.*.................................... 109,500      3,435,562
Aspect Telecommunications Corp.*........................  77,000      1,328,250
Aspen Technology Inc.*.................................. 139,000      2,015,500
Boston Scientific Corp.*................................  59,000      1,581,937
Credence Systems Corp.*.................................  76,000      1,406,000
Cymer Inc. .............................................  88,100      1,288,463
Electroglas Inc.*.......................................  69,800        820,150
Etec Systems Inc.*......................................  72,000      2,880,000
Lam Research Corp.*.....................................  45,000        801,563
Lexmark International Group Inc.*.......................  18,500      1,859,250
Linear Technology Corp..................................  19,000      1,701,687
LoJack Corp.*........................................... 110,000      1,306,250
Maxim Integrated Products Inc.*.........................  20,000        873,750
Novellus Systems Inc.*..................................  46,000      2,277,000
Remec Inc...............................................  85,000      1,530,000
Sensormatic Electronics Corp............................ 115,000        797,813
Smartalk Teleservices Inc.*.............................  70,000        185,938
Uniphase Corp.*.........................................  36,500      2,532,187
Vitesse Semiconductor Corp.*............................  50,000      2,281,250
Xilinx Inc.*............................................  51,500      3,353,937
                                                                 --------------
                                                                     37,852,987
                                                                 --------------
Software (7.2%)
BMC Software Inc........................................  91,500      4,077,469
Cadence Design Systems Inc.*............................  59,000      1,755,250
Compuware Corp.*........................................  13,000      1,015,625
Dendrite International Inc.*............................ 188,600      4,709,106
HBO & Co................................................ 147,900      4,242,881
Midway Games Inc.*...................................... 110,000      1,210,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                         Shares      Value
                                                         ------- --------------

Networks Associates Inc.................................  21,500 $    1,424,375
PeopleSoft Inc.*........................................  36,900        698,794
Platinum Software Corp.*................................  60,000        768,750
Sapient Corp.*..........................................  18,000      1,008,000
Synopsys Inc.*..........................................   8,000        434,000
Vantive Corp.*..........................................  21,300        170,400
                                                                 --------------
                                                                     21,514,650
                                                                 --------------
TOTAL TECHNOLOGY........................................             67,166,713
                                                                 --------------
TRANSPORTATION (2.9%)
Railroads & Equipment (0.2%)
Railtex Inc.............................................  62,000        701,375
                                                                 --------------
Trucking & Freight Forwarding (2.7%)
Hub Group Inc.*.........................................  39,000        755,625
Landstar Systems Inc.*..................................  56,100      2,286,075
M.S. Carriers Inc.*.....................................  33,700      1,109,994
Polaris Industries Inc..................................  42,000      1,645,875
US Freightways Corp. ...................................  73,000      2,126,125
                                                                 --------------
                                                                      7,923,694
                                                                 --------------
TOTAL TRANSPORTATION....................................              8,625,069
                                                                 --------------
UTILITIES (0.4%)
Gas & Pipeline Utilities (0.4%)
Eastern Enterprises.....................................  16,000        700,000
Louis Dreyfus Natural Gas Holdings Corp.*...............  42,000        598,500
                                                                 --------------
TOTAL UTILITIES.........................................              1,298,500
                                                                 --------------
TOTAL COMMON STOCK (cost $227,498,440)..................            270,631,514
                                                                 --------------
AMERICAN DEPOSITARY RECEIPTS** (6.2%)
CONSUMER BASICS (2.0%)
Drugs & Health Care (2.0%)
Elan PLC*...............................................  85,000      5,912,812
                                                                 --------------
CONSUMER SERVICES (0.6%)
Leisure Time (0.6%)
Imax Corp*..............................................  55,000      1,739,375
                                                                 --------------
ENERGY (0.4%)
International Oil (0.4%)
Ranger Oil Ltd.*........................................ 250,000      1,109,375
                                                                 --------------
FOREIGN (0.2%)
Corporate (0.2%)
Tecnomatix Technologies Ltd.*........................... 740,000        579,050
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                             Aggressive Equity Fund

                               December 31, 1998

                                                       Shares       Value
                                                     ---------- --------------

FINANCE (1.8%)
Insurance (1.8%)
ACE Ltd*............................................    107,500 $    3,702,031
Mutual Risk Mgmt Ltd. ..............................     46,500      1,819,313
                                                                --------------
TOTAL FINANCE.......................................                 5,521,344
                                                                --------------
MISCELLANEOUS (0.3%)
Miscellaneous (0.3%)
Esg Re Ltd.*........................................     30,900        625,725
Tag Heuer Intl. Sa..................................     31,000        220,875
                                                                --------------
TOTAL MISCELLANEOUS.................................                   846,600
                                                                --------------
TECHNOLOGY (0.9%)
Computers & Business Equipment (0.0%)
BE Semiconductor Industries*........................     28,000        157,500
                                                                --------------
Software (0.9%)
Check Point Software Tech Ltd.*.....................     58,000      2,657,125
                                                                --------------
TOTAL TECHNOLOGY....................................                 2,814,625
                                                                --------------
TOTAL AMERICAN DEPOSITARY RECEIPTS (cost
 $13,428,835).......................................                18,523,181
                                                                --------------
RIGHTS (0.1%)
GENERAL BUSINESS (0.1%)
Business Services (0.1%)
Coast Federal Litigation Trust* (cost $0)...........     30,000        198,750
                                                                --------------
SHARES BENEFICIAL INTR (0.1%)
MISCELLANEOUS (0.1%)
Royalty Trust (0.1%)
San Juan Basin Royalty Trust (cost $639,056)........     80,000        435,000
                                                                --------------
TOTAL INVESTMENT SECURITIES (cost $241,566,331).....               289,788,445
                                                                --------------
                                                       Units
                                                     ----------
SHORT TERM INVESTMENTS (4.1%)
State Street Bank Yield Enhanced Short Term
 Investment Fund (cost $12,278,783)................. 12,278,783     12,278,783
                                                                --------------
TOTAL INVESTMENTS--(cost $253,845,114) (101.10%)....               302,067,228
Liabilities in excess of Other Assets--(1.1%).......                (3,212,365)
                                                                --------------
NET ASSETS--(100.00%)...............................            $  298,854,863
                                                                ==============

*  Non-income producing security.
** An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
Investments, at value (cost $438,904,891).........................  $493,485,320
Cash..............................................................        13,889
Receivable for investments sold...................................     1,570,612
Dividends and interest receivable.................................     1,937,499
Deferred registration fees........................................        71,073
                                                                    ------------
  Total Assets....................................................   497,078,393
                                                                    ------------
Liabilities
Payable for investments purchased.................................    79,877,429
Payable for fund units redeemed...................................     2,093,974
Investment advisory fee payable...................................       257,305
State Street Bank and Trust Co.--program fee payable..............       108,124
Trustee, management and administration fees payable...............        23,610
American Bar Retirement Association--program fee payable..........        15,941
Other accruals....................................................        37,465
Other liabilities.................................................         2,253
                                                                    ------------
  Total Liabilities...............................................    82,416,101
                                                                    ------------
Net assets (equivalent to $53.19 per unit based on 7,796,320 units outstanding).....................................................  $414,662,292
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Statement of Operations

                                                                      For the
                                                                     year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Investment Income
  Dividends (net of foreign tax expense of $39,370)................ $ 2,925,245
  Interest.........................................................  10,512,127
                                                                    -----------
    Total investment income........................................  13,437,372
                                                                    -----------
Expenses
  Investment advisory fee..........................................     904,659
  State Street Bank and Trust Company--program fee.................   1,252,196
  Trustee, management and administration fees......................     268,311
  American Bar Retirement Association--program fee.................     182,586
  Amortization of organization costs...............................      53,224
  Reports to unitholders...........................................      56,728
  Legal and audit fees.............................................      43,584
  Registration fees................................................      28,760
  Other expenses...................................................      10,377
                                                                    -----------
    Total expenses.................................................   2,800,425
                                                                    -----------
Net investment income..............................................  10,636,947
                                                                    -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain................................................  20,248,522
  Change in net unrealized appreciation............................  38,599,880
                                                                    -----------
    Net realized and unrealized gain on investments................  58,848,402
                                                                    -----------
Net increase in net assets resulting from operations............... $69,485,349
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                       Statement of Changes in Net Assets

                                                       For the Year Ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
From operations
  Net investment income............................ $  8,706,805  $ 10,636,947
  Net realized gain on investments.................   80,198,178    20,248,522
  Net change in unrealized appreciation on invest-
   ments...........................................  (26,498,974)   38,599,880
                                                    ------------  ------------
   Net increase in net assets resulting from opera-
    tions..........................................   62,406,009    69,485,349
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   73,912,974    33,845,201
  Cost of units redeemed...........................  (73,217,548)  (47,171,025)
                                                    ------------  ------------
   Net increase (decrease) in net assets resulting
    from unitholder transactions...................      695,426   (13,325,824)
                                                    ------------  ------------
    Net increase in net assets.....................   63,101,435    56,159,525
Net Assets
  Beginning of year................................  295,401,332   358,502,767
                                                    ------------  ------------
  End of year...................................... $358,502,767  $414,662,292
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    8,036,685     8,070,199
    Sold...........................................    1,578,134       692,617
    Redeemed.......................................   (1,544,620)     (966,496)
                                                    ------------  ------------
  Outstanding--end of year.........................    8,070,199     7,796,320
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

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                       Selected Per-Unit Data and Ratios
                 (For a unit outstanding throughout the year)*

                                                      For the year ended December 31,
                                           ----------------------------------------------------------
                          For the period
                          January 2, 1992
                           (Commencement
                         of Operations) to
                           December 31,
                               1992          1993      1994      1995      1996      1997      1998
                         ----------------- --------  --------  --------  --------  --------  --------
Investment income.......        $ .89      $   1.00  $   1.08  $   1.19  $   1.30  $   1.42  $   1.68
Expenses................         (.25)         (.26)     (.26)     (.29)     (.33)     (.35)     (.35)
                             --------      --------  --------  --------  --------  --------  --------
 Net investment income..          .64           .74       .82       .90       .97      1.07      1.33
Net realized and
 unrealized gain (loss)
 on investments.........        (1.56)          .82      (.82)     6.07      3.78      6.59      7.44
                             --------      --------  --------  --------  --------  --------  --------
Net increase (decrease)
 in unit value..........         (.92)         1.56       --       6.97      4.75      7.66      8.77
Net asset value at
 beginning of period....        24.40         23.48     25.04     25.04     32.01     36.76     44.42
                             --------      --------  --------  --------  --------  --------  --------
Net asset value at end
 of period..............     $  23.48      $  25.04  $  25.04  $  32.01  $  36.76  $  44.42  $  53.19
                             ========      ========  ========  ========  ========  ========  ========
Ratio of expenses to
 average net assets.....         1.10%***      1.07%     1.03%     1.00%      .96%      .84%      .72%
Ratio of net investment
 income to average net
 assets.................         2.82%***      3.05%     3.32%     3.08%     2.85%     2.62%     2.72%
Portfolio turnover......          119%**        153%      113%      155%      181%      122%      209%
Total return............        (3.77)%**      6.64%     0.00%    27.84%    14.84%    20.84%    19.74%
Net assets at end of
 period (in thousands)..     $167,242      $193,362  $198,945  $264,526  $295,401  $358,503  $414,662

--------
* Calculations prepared using the monthly average number of units outstanding during the year.
**   Not annualized.
***  Ratios annualized.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                        Principal
                                                          Amount      Value
                                                        ---------- ------------

MORTGAGE RELATED (26.4%)
Mortgage Backed Securities--GNMA I (2.8%)
GNMA 9.50% 9/15/2017+.................................. $  934,505 $  1,003,770
GNMA 9.50% 12/15/2017+.................................    772,326      836,953
GNMA 9.50% 12/15/2017+.................................    701,385      753,547
GNMA 9.50% 12/15/2021..................................    528,762      567,690
GNMA 10.00% 11/15/2016.................................     98,888      106,979
GNMA 10.00% 12/15/2016.................................     64,259       69,297
GNMA 10.00% 3/15/2018..................................     83,004       89,929
GNMA 10.00% 6/15/2018..................................     87,808       95,133
GNMA 10.00% 5/15/2019+.................................  2,106,429    2,283,601
GNMA 10.00% 6/15/2019..................................     21,784       23,616
GNMA 10.00% 10/15/2019.................................     16,623       18,022
GNMA 10.00% 12/15/2020+................................  1,105,344    1,197,563
GNMA 10.00% 10/15/2021.................................     88,611       96,115
GNMA 10.00% 7/15/2022+.................................  1,024,133    1,109,577
GNMA 10.00% 7/15/2022..................................    622,821      675,206
GNMA 10.00% 2/15/2025..................................    634,634      687,581
GNMA 10.50% 9/15/2015..................................     13,199       14,446
GNMA 10.50% 9/15/2017..................................    151,835      166,459
GNMA 10.50% 12/15/2017.................................    242,679      265,840
GNMA 10.50% 5/15/2019..................................      1,332        1,462
GNMA 10.50% 3/15/2020..................................     24,763       27,127
GNMA 10.50% 8/15/2020..................................     74,583       81,911
GNMA 11.00% 12/15/2009.................................      1,979        2,175
GNMA 11.00% 1/15/2010..................................     12,703       13,962
GNMA 11.00% 2/15/2010..................................        631          694
GNMA 11.00% 7/15/2010..................................     12,356       13,581
GNMA 11.00% 7/15/2010..................................     32,829       36,186
GNMA 11.00% 8/15/2010..................................      2,880        3,175
GNMA 11.00% 8/15/2010..................................     11,943       13,164
GNMA 11.00% 1/15/2013..................................      1,673        1,852
GNMA 11.00% 9/15/2015..................................     13,756       15,298
GNMA 11.00% 10/15/2015.................................     10,643       11,835
GNMA 11.00% 8/15/2017+.................................    787,711      872,043
GNMA 11.00% 9/15/2017..................................    226,473      251,159
GNMA 11.00% 2/15/2025..................................    248,289      276,117
                                                                   ------------
TOTAL GNMA I...........................................              11,683,065
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                        Principal
                                                         Amount       Value
                                                       ----------- ------------

Mortgage Backed Securities--GNMA II (2.3%)
GNMA 6.50% 10/20/2027+................................ $ 1,115,037 $  1,127,927
GNMA 6.50% 11/20/2027+................................   1,497,704    1,515,018
GNMA 6.50% 12/20/2027.................................     359,588      363,691
GNMA 6.88% 3/20/2025+.................................     738,826      750,256
GNMA 6.88% 4/20/2025..................................     126,054      128,102
GNMA 6.88% 5/20/2025..................................     165,724      168,417
GNMA 7.00% 7/20/2025+.................................     712,172      723,076
GNMA 7.00% 7/20/2025+.................................   1,755,147    1,782,580
GNMA 7.00% 10/20/2025.................................     531,662      539,137
GNMA 7.38% 4/20/2025..................................     548,150      557,315
GNMA 7.38% 5/20/2025+.................................     670,351      681,452
GNMA 7.38% 5/20/2025..................................     182,432      185,596
GNMA 7.50% 2/20/2025..................................     367,402      372,972
GNMA 6.00% 9/20/2027+.................................     783,095      793,127
                                                                   ------------
TOTAL GNMA II ........................................                9,688,666
                                                                   ------------
FNMA (13.1%)
FNMA TBA 6.00% 12/1/2099..............................   7,500,000    7,402,343
FNMA TBA 6.00% 12/1/2099..............................  22,775,000   22,479,608
FNMA 10.00% 5/1/2022..................................     136,919      147,137
FNMA 10.00% 5/1/2022+.................................   1,108,446    1,193,563
FNMA 10.00% 11/1/2024+................................   1,209,467    1,302,342
FNMA 10.50% 10/1/2018.................................     424,371      463,264
FNMA 11.00% 9/1/2019+.................................     595,013      656,692
FNMA 11.50% 11/1/2019.................................      98,255      109,351
FNMA TBA 6.00% 12/1/2099..............................   3,000,000    2,958,438
FNMA TBA 6.00% 12/1/2099..............................  17,775,000   17,543,552
                                                                   ------------
TOTAL FNMA ...........................................               54,256,290
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                           Principal
                                                            Amount      Value
                                                          ----------- ----------
Federal Agencies (7.1%)
Federal Hm Loan Pc 549859 11.00% 9/1/2020...............  $    85,435 $   95,687
Federal Hm Loan Pc 554922 10.50% 12/1/2020..............      224,335    247,991
Federal Hm Loan Pc 555283 10.00% 9/1/2017...............      267,271    288,826
Federal Hm Loan Pc 555293 10.00% 11/1/2020..............      247,864    268,774
Federal Hm Loan Pc D06744 10.50% 8/1/2019...............       82,276     88,789
Federal Hm Loan Pc D06959 10.50% 4/1/2016...............      112,344    121,953
Federal Hm Loan Pc G00035 10.50% 2/1/2021...............       98,686    107,126
Federal Home Loan Mortgage Pc Guaranteed 9.50%
 4/15/2020..............................................      110,488    118,429
Federal Home Loan Mortgage Pc Guaranteed 10.00%
 5/15/2020..............................................      246,421    263,515
Federal Home Loan Mortgage Pc Guaranteed 10.00%
 6/15/2020..............................................      165,120    176,678
Federal National Mortgage Association Remic 8.50%
 9/25/2020..............................................      178,249    187,327
FHLMC Gold TBA 6.00% 12/1/2099..........................   11,900,000 11,754,939
FHLMC Gold TBA 6.00% 12/1/2099..........................   15,850,000 15,653,523
                                                                      ----------
TOTAL FHLMC ............................................              29,373,557
                                                                      ----------
AUTO RECEIVABLE (0.5%)
MMCA Auto Owner Trust 6.08% 5/15/2001+..................      800,000    802,248
National Car Rental Financial Corporation 7.35%
 10/20/2003****.........................................      250,000    256,105
Team Fleet Financing Corporation 7.35% 5/15/2003........      325,000    333,159
First USA Credit Card Master Trust 5.63% 1/17/1999 (A)+.      825,000    823,193
                                                                      ----------
TOTAL AUTO RECEIVABLE ..................................               2,214,705
                                                                      ----------
CMO (0.1%)
Collateralized Mortgage Obligations (0.1%)
Mid Str Trust II 9.63% 4/1/2003 ........................      450,000    482,078
                                                                      ----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                         Principal
                                                           Amount      Value
                                                         ---------- ------------

OTHER MORTGAGES (0.5%)
CORPORATE (0.2%)
Finance & Banking (0.1%)
Creekwood Capital Corporation 8.47% 3/16/2015****......  $  237,159 $    269,052
                                                                    ------------
Industrials (0.1%)
Oil Purchase Company 7.10% 4/30/2002****...............     345,719      324,968
                                                                    ------------
Other (0.0%)
Fifty Seventh Street Assocs LLC 7.13% 6/1/2017****.....     246,019      253,203
                                                                    ------------
TOTAL CORPORATE........................................                  847,223
                                                                    ------------
Other Marketable (0.3%)
Federal Express Corporation Pass Through 6.85%
 1/15/2019.............................................     485,000      486,809
Federal Express Corporation Pass Through 7.02%
 1/15/2016.............................................     180,000      181,125
Harley Davidson Eaglemark 5.41% 4/1/2004...............     587,450      587,498
Prime Property Fund 6.63% 7/23/2003****................     172,643      174,530
                                                                    ------------
                                                                       1,429,962
                                                                    ------------
TOTAL OTHER MORTGAGES .................................                2,277,185
                                                                    ------------
Total Mortgage Related (cost $110,191,389).............              109,975,546
                                                                    ------------
GOVERNMENT AND AGENCIES (3.5%)
FOREIGN (0.1%)
Government (0.1%)
Columbia Rep 8.70% 2/15/2016...........................     440,000      338,166
                                                                    ------------
U.S. TREASURY (3.4%)
U.S. Government Securities (3.4%)
US Treasury Bond Strp Prn 0.00% 2/15/2019*** +.........   2,275,000      745,404
US Treasury Notes 3.38% 1/15/2007 (A)+.................   8,848,908    8,553,001
US Treasury Notes 3.63% 7/15/2002 (A)+.................   2,047,700    2,032,342
US Treasury Notes 3.63% 1/15/2008 (A)+.................   2,943,442    2,887,340
                                                                    ------------
                                                                      14,218,087
                                                                    ------------
TOTAL GOVERNMENT AND AGENCIES (cost $14,799,885).......               14,556,253
                                                                    ------------
CORPORATE BONDS (14.2%)
CORPORATE (13.8%)
Asset Backed (3.9%)
Arcadia Automobile Receivables Trust 5.90% 11/15/2002+.     675,000      675,614
Arcadia Automobile Receivables Trust 6.38% 1/15/2003+..     600,000      605,340
Chevy Chase Auto Receivables 6.25% 6/15/2004+..........     510,014      512,455
Citibank Credit Card Master Trust I (A) 5.55%
 1/15/1999+............................................   1,150,000    1,147,482
Cps Auto Grantor Trust 6.65% 10/15/2002................     115,835      116,713

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                        Principal
                                                          Amount      Value
                                                        ---------- ------------

Asset Backed (continued)
Daimler Benz Auto Grantor Trust 6.05% 3/20/2005........ $  293,157 $    294,438
Daimler Benz Vehicle Owner Trust 5.23% 12/20/2001+.....    900,000      898,949
First Merchants Auto Trust 6.85% 11/15/2002****........    122,444      122,871
First Security Auto Grantor Trust 6.10% 4/15/2003......  1,508,974    1,516,693
First Security Auto Grantor Trust 5.97% 4/15/2004+.....    759,430      763,359
First Security Auto Owner Trust 5.18% 6/15/2001+.......    975,000      974,112
Ford Credit Auto Owner Trust 6.05% 4/15/2001+..........  1,025,000    1,029,479
GMAC Grantor Trust 6.50% 4/15/2002+....................    701,462      703,868
Honda Auto Receivables Grantor Trust 5.85% 2/15/2003...    487,528      488,591
Honda Auto Receivables Trust 5.95% 5/15/2003...........    559,554      561,473
Long Beach Acceptance Auto Grantor 6.85%
 10/15/2003****........................................    203,395      204,176
Long Beach Addep Auto Grantor Trust 6.69%
 9/25/2004****.........................................    258,246      259,236
Nissan Auto Receivables Grantor 6.15% 2/15/2003........    504,683      506,575
Npf Xi Incorporated 6.82% 7/1/2001****.................    100,000      101,013
Rental Car Finance Group 6.45% 8/25/2005+..............    725,000      727,028
Rural Housing Trust 1987 1 3.33% 10/1/2028.............    117,875      114,907
Team Fleet Financing Corporation 6.13% 10/25/2004****..    350,000      347,089
Team Fleet Financing Corporation 6.65% 12/15/2002****..    250,000      251,468
WFS Financial Owner Trust 6.10% 3/20/2002..............    625,849      627,289
WFS Financial Owner Trust 6.25% 3/20/2002+.............    650,000      652,301
World Financial Pptys Tower B 6.91% 9/1/2013+..........  1,237,389    1,272,964
World Omni Automobile Lease 6.08% 11/25/2003+..........    674,626      676,940
                                                                   ------------
                                                                     16,152,423
                                                                   ------------
Electric Utilities (0.2%)
Edison Mission Energy Funding Corporation 7.33%
 9/15/2008****.........................................    200,000      212,184
Empresa Nacional De Electric 7.33% 2/1/2037............     95,000       83,741
Israel Electric 7.75% 12/17/2007****...................    350,000      348,292
Israel Electric Corporation Limited 7.25%
 12/15/2006****........................................    160,000      160,949
Samsung Electrs Limited 7.45% 10/1/2002****............    115,000      101,687
                                                                   ------------
                                                                        906,853
                                                                   ------------
Finance & Banking (2.8%)
Bankamerica Institutional Capital A 8.07%
 12/31/2026****+.......................................    725,000      815,552
Beneficial Corporation Medium Term Note 6.47%
 11/17/2008............................................    405,000      414,615
Beverly Finance 8.36% 7/15/2004........................    250,000      273,383
Bt Institutional Capital Trust A 8.09% 12/1/2026****+..    655,000      673,209
Chase Manhattan Corporation New 6.00% 11/1/2005........    335,000      339,141
Equitable Cos Incorporated 6.50% 4/1/2008..............    440,000      458,555
Equitable Life Assurance Society (US) 6.95%
 12/1/2005****.........................................    325,000      344,536
Excel Paralubes Funding Corporation 7.43%
 11/1/2015****.........................................    250,000      258,105

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                         Principal
                                                           Amount      Value
                                                         ---------- ------------

Finance & Banking (continued)
Farmers Exchange Capital 7.05% 7/15/2028****...........  $  220,000 $    220,189
Farmers Insurance Exchange 8.63% 5/1/2024****+.........     625,000      745,237
First Chicago Nbd Institution Capital 7.95%
 12/1/2026****+........................................     625,000      685,656
First Union Institute Capital I 8.04% 12/1/2026+.......     650,000      715,890
Great Wesn Financial Trust II 8.21% 2/1/2027...........     140,000      157,934
Household Finance Corp 6.38% 8/1/2010..................     415,000      424,562
Hutchison Whampoa Fin C I Ltd 7.45% 8/1/2017****.......     440,000      381,005
Liberty Financial Cos Incorporated 7.63% 11/15/2028....     320,000      343,088
Metropolitan Life Insurance Company 7.80%
 11/1/2025****.........................................     250,000      263,900
Metropolitan Life Insurance Company 7.45%
 11/1/2023****.........................................     500,000      507,180
Nationwide Mutual Life 7.50% 2/15/2024****+............     750,000      763,410
New York Life Insurance Cor 7.50% 12/15/2023****.......     250,000      265,553
Petrozuata Fin Inc 8.22% 4/1/2017****..................     780,000      559,196
PNC Institutional Capital Trust A 7.95% 12/15/2026****.     350,000      375,091
Prudential Insurance Company America 8.30%
 7/1/2025****+.........................................     700,000      782,229
Rhone Poulenc A3 8.62% 1/5/2021........................     350,000      386,021
Washington Mutual Capital I 8.38% 6/1/2027.............     240,000      263,239
                                                                    ------------
                                                                      11,416,476
                                                                    ------------
Industrials (1.9%)
Ast Research Incorporated 7.45% 10/1/2002****..........     475,000      417,129
Chrysler Corporation 7.45% 3/1/2027+...................     745,000      855,163
Ford Motor Company Delaware 6.50% 8/1/2018+............     665,000      681,306
Ford Motor Company Delaware 6.63% 10/1/2028............     295,000      302,944
General Motors Corp. 6.75% 5/1/2028+...................     985,000    1,018,815
Jet Equipment Test 10.00% 6/15/2012****................     350,000      466,242
Lafarge Corporation 6.38% 7/15/2005....................     585,000      598,958
Monsanto Company 6.60% 12/1/2028****...................     670,000      671,691
News America Holdings Incorporated 8.88% 4/26/2023.....     460,000      558,141
Oil Enterprises Limited 6.24% 6/30/2008****............     655,221      656,459
Paiton Energy 9.34% 2/15/2014****......................     225,000       47,250
United Technologies Corporation 6.70% 8/1/2028+........     815,000      870,795
USA Waste Services Inc 7.00% 7/15/2028+................     880,000      908,891
                                                                    ------------
                                                                       8,053,784
                                                                    ------------
Miscellaneous (2.2%)
Alcoa Aluminio S A 7.50% 12/16/2008+...................     630,034      604,577
Anthem Insurance Cos Incorporated Discount Commercial
 9.00% 4/15/2027****...................................     370,000      397,032
Associates Corporation North America 6.00% 7/15/2005+..     950,000      964,051
Cable & Wireless 6.75% 12/1/2008.......................     465,000      473,351

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                        Principal
                                                          Amount      Value
                                                        ---------- ------------

Miscellaneous (continued)
Cit Group Incorporated Med Trm Senior Notes 5.91%
 11/23/2005+........................................... $  715,000 $    715,865
Citicorp 6.38% 11/15/2008..............................    500,000      517,515
Continental Airls Pass Through 6.65% 9/15/2017+........    745,000      733,169
Eop Operating Limited Partnership 6.76% 6/15/2007......    285,000      280,739
Eop Operating Limited Partnership 7.25% 6/15/2028......    165,000      151,193
Florida Residential Property & Casualty 7.38%
 7/1/2003****..........................................    525,000      553,280
Florida Residential Property & Casualty 7.45%
 7/1/2004****..........................................    100,000      106,318
Florida Windstorm Underwriting 6.70% 3/31/2023****.....    200,000      206,214
Hartford Life Incorporated 7.65% 6/15/2027.............    515,000      573,803
News America Holdings Incorporated 7.75% 1/20/2024.....    100,000      108,197
News America Holdings Incorporated 7.75% 2/1/2024......    170,000      181,965
Petroliam Nasional Berhad 7.13% 10/18/2006****.........    475,000      371,920
Prime Property Funding Ii Incorporated 7.00%
 8/15/2004****.........................................    495,000      494,041
Scotia Pacific Company 7.71% 1/20/2014****+............    830,000      762,255
Seagram Joseph E & Sons Incorporated 7.60% 12/15/2028..    425,000      427,882
US Airways Passthru Trs 6.85% 1/30/2018................    380,000      382,881
                                                                   ------------
                                                                      9,006,248
                                                                   ------------
Other (1.1%)
Becton Dickinson & Company 6.70% 8/1/2028+.............    670,000      711,131
Cox Communications Incorporated 6.80% 8/1/2028.........    280,000      293,152
Dayton Hudson Corporation 6.65% 8/1/2028...............    325,000      329,540
Equifax Incorporated 6.30% 7/1/2005....................    455,000      460,374
Kroger Company 6.80% 12/15/2018+.......................    875,000      866,267
Lowes Cos Incorporated 6.88% 2/15/2028.................    505,000      530,103
Neiman Marcus Group Incorporated 6.65% 6/1/2008........    645,000      647,193
Oxymar 7.50% 2/15/2016****.............................    175,000      178,612
Time Warner Inc 6.95% 1/15/2028........................     85,000       90,044
Time Warner Incorporated 7.57% 2/1/2024................    375,000      424,444
                                                                   ------------
                                                                      4,530,860
                                                                   ------------
Other Utilities (0.5%)
Enron Corp. 6.95% 7/15/2028............................    535,000      536,318
Ras Laffan Liquefied Natural Gas 8.29% 3/15/2014****...    800,000      668,627
Tennessee Gas Pipeline Company 7.00% 10/15/2028........    435,000      443,843
Williams Cos Incorporated 6.20% 8/1/2002...............    485,000      484,937
                                                                   ------------
                                                                      2,133,725
                                                                   ------------
Telephone (0.9%)
Comcast Cable Communications 8.38% 5/1/2007............    390,000      452,482
Comcast Cable Communications I 6.20% 11/15/2008........    160,000      162,941

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                         Principal
                                                           Amount      Value
                                                         ---------- ------------

Telephone (continued)
GTE Corporation 6.94% 4/15/2028+........................ $  965,000 $  1,048,038
MCI Communications Corporation 6.50% 4/15/2010..........    305,000      322,464
MCI Communications Corporation 6.95% 8/15/2006..........    355,000      380,326
TCI Communications Incorporated 7.88% 2/15/2026+........    690,000      816,918
Worldcom Inc 6.95% 8/15/2028............................    470,000      504,611
                                                                    ------------
                                                                       3,687,780
                                                                    ------------
Transportation (0.3%)
Atlas Air Incorporated 7.38% 1/2/2018...................    525,000      548,817
Burlington Northern Santa Fe Corp 6.70% 8/1/2028+.......    665,000      678,619
                                                                    ------------
                                                                       1,227,436
                                                                    ------------
TOTAL CORPORATE.........................................              57,115,585
                                                                    ------------
FOREIGN (0.4%)
Corporate (0.4%)
Empresa Nacional De 7.75% 7/15/2008+....................    660,000      621,964
Express Pipeline Limited 6.47% 12/31/2013****+..........    724,517      694,178
Hyundai Semiconductor Amer Inc 8.63% 5/15/2007****......    370,000      283,821
                                                                    ------------
TOTAL FOREIGN...........................................               1,599,963
                                                                    ------------
TOTAL CORPORATE BONDS (cost $58,228,322)................              58,715,548
                                                                    ------------
                                                           Shares
                                                         ----------

COMMON STOCK (54.7%)
BASIC INDUSTRIES (2.6%)
Aluminum (0.3%)
Aluminum Co. of America.................................     20,000    1,491,250
                                                                    ------------
Chemicals (0.6%)
Air Products & Chemicals Inc. ..........................     58,400    2,336,000
                                                                    ------------
Paper (1.1%)
Fort James Corp. .......................................     49,100    1,964,000
Kimberly-Clark Corp. ...................................     16,200      882,900
Smurfit Stone Container Corp.*..........................     99,000    1,565,438
                                                                    ------------
                                                                       4,412,338
                                                                    ------------
Plastics (0.6%)
Illinois Tool Works Inc. ...............................     43,000    2,494,000
                                                                    ------------
TOTAL BASIC INDUSTRIES..................................              10,733,588
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

CAPITAL GOODS (4.3%)
Construction & Mining Equipment (0.8%)
Dover Corp. ...........................................     88,700 $  3,248,638
                                                                   ------------
Electrical Equipment (1.8%)
Exel Limited Hamilton..................................     92,200    6,915,000
Hubbell Inc. ..........................................     15,600      592,800
                                                                   ------------
                                                                      7,507,800
                                                                   ------------
Industrial Machinery (1.0%)
AES Corp. .............................................     82,700    3,917,912
                                                                   ------------
Pollution Control (0.7%)
Republic Industries Inc.*..............................    207,600    3,062,100
                                                                   ------------
TOTAL CAPITAL GOODS....................................              17,736,450
                                                                   ------------
CONSUMER BASICS (8.4%)
Drugs & Health Care (4.7%)
Guidant Corp. .........................................     48,500    5,347,125
Pacificare Health Systems*.............................      6,183      449,813
Pacificare Health Systems*.............................     27,647    2,197,937
Pfizer Inc. ...........................................     77,000    9,658,687
United Healthcare Corp. ...............................     46,400    1,998,100
                                                                   ------------
                                                                     19,651,662
                                                                   ------------
Food & Beverages (3.0%)
General Mills Inc. ....................................     25,000    1,943,750
Kellogg Co. ...........................................     80,000    2,730,000
Nabisco Holdings Corp. ................................     45,000    1,867,500
PepsiCo Inc. ..........................................     82,800    3,389,625
Tyson Foods Inc. ......................................    110,000    2,337,500
                                                                   ------------
                                                                     12,268,375
                                                                   ------------
Tobacco (0.7%)
Philip Morris Cos., Inc. ..............................     15,000      802,500
RJR Nabisco Holdings Corp. ............................     75,000    2,226,563
                                                                   ------------
                                                                      3,029,063
                                                                   ------------
TOTAL CONSUMER BASICS..................................              34,949,100
                                                                   ------------
CONSUMER DURABLE GOODS (0.8%)
Auto Parts (0.3%)
Federal Home Loan Mortgage Corp. ......................     21,000    1,249,500
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Tires & Rubber (0.5%)
Cooper Tire & Rubber Co. ..............................     99,000 $  2,023,313
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               3,272,813
                                                                   ------------
CONSUMER NON-DURABLES (4.2%)
Apparel & Textiles (1.1%)
Nike Inc. .............................................     64,500    2,616,281
VF Corp. ..............................................     36,400    1,706,250
                                                                   ------------
                                                                      4,322,531
                                                                   ------------
Liquor (0.6%)
Anheuser Busch Cos., Inc. .............................     40,000    2,625,000
                                                                   ------------
Retail Trade (1.8%)
Lowes Cos., Inc. ......................................     82,000    4,197,375
Venator Group Inc. ....................................     63,700      410,069
Wal Mart Stores Inc. ..................................     35,500    2,891,031
                                                                   ------------
                                                                      7,498,475
                                                                   ------------
Toys & Amusements (0.7%)
Hasbro Inc. ...........................................     77,800    2,810,525
                                                                   ------------
TOTAL CONSUMER NON-DURABLES............................              17,256,531
                                                                   ------------
CONSUMER SERVICES (0.7%)
Air Travel (0.1%)
Sealed Air Corp.*......................................      7,800      398,287
                                                                   ------------
Leisure Time (0.6%)
Fox Entertainment Group Inc.*..........................     53,300    1,342,494
Walt Disney Co. .......................................     45,000    1,350,000
                                                                   ------------
                                                                      2,692,494
                                                                   ------------
TOTAL CONSUMER SERVICES................................               3,090,781
                                                                   ------------
ENERGY (2.7%)
Gas Exploration (0.7%)
Burlington Resources Inc. .............................     46,000    1,647,375
Oryx Energy Co. .......................................     80,000    1,075,000
                                                                   ------------
                                                                      2,722,375
                                                                   ------------
International Oil (1.4%)
Chevron Corp. .........................................     18,200    1,509,462
Exxon Corp. ...........................................     26,000    1,901,250
Mobil Corp. ...........................................     29,000    2,526,625
                                                                   ------------
                                                                      5,937,337
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Petroleum Services (0.6%)
Baker Hughes Inc. .....................................    136,040 $  2,406,207
Conoco Incorporated....................................      3,300       68,888
                                                                   ------------
                                                                      2,475,095
                                                                   ------------
TOTAL ENERGY...........................................              11,134,807
                                                                   ------------
FINANCE (8.3%)
Banks (1.9%)
BankAmerica Corp. .....................................    105,337    6,333,387
Chase Manhattan Corp. .................................     23,000    1,565,438
                                                                   ------------
                                                                      7,898,825
                                                                   ------------
Financial Services (3.4%)
Associates First Capital Corp. ........................     43,174    1,829,498
Citigroup Inc. ........................................    169,450    8,387,775
Wells Fargo & Company..................................    100,000    3,993,750
                                                                   ------------
                                                                     14,211,023
                                                                   ------------
Insurance (2.2%)
Berkshire Hathaway Inc. *..............................         55    3,822,000
Cincinnati Financial Corp. ............................     65,100    2,384,287
Lincoln National Corp. ................................      8,600      703,588
PMI Group Inc. ........................................     45,000    2,221,875
                                                                   ------------
                                                                      9,131,750
                                                                   ------------
Savings And Loan (0.8%)
Washington Mutual Inc. ................................     79,924    3,052,098
                                                                   ------------
TOTAL FINANCE..........................................              34,293,696
                                                                   ------------
GENERAL BUSINESS (7.7%)
Broadcasting (2.4%)
Mediaone Group Incorporated*...........................     60,900    2,862,300
Tele-Communications Inc.*..............................     27,993    1,548,363
Viacom Inc. Class A*...................................     33,000    2,427,563
Viacom Inc. Class B*...................................     44,500    3,293,000
                                                                   ------------
                                                                     10,131,226
                                                                   ------------
Business Services (0.5%)
Interpublic Group of Cos., Inc. .......................     28,300    2,256,925
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Communication Services (2.4%)
Ascend Communications Inc.*............................     27,000 $  1,775,250
MCI Worldcom Incorporated*.............................     54,736    3,927,308
Tele Communications Inc.*..............................     87,825    4,045,439
                                                                   ------------
                                                                      9,747,997
                                                                   ------------
Office Furnishings & Supplies (0.4%)
Avery Dennison Corp. ..................................     32,500    1,464,531
                                                                   ------------
Publishing (2.0%)
Jostens Inc. ..........................................     91,600    2,398,775
Time Warner Inc. ......................................     96,000    5,958,000
                                                                   ------------
                                                                      8,356,775
                                                                   ------------
TOTAL GENERAL BUSINESS.................................              31,957,454
                                                                   ------------
MISCELLANEOUS (3.0%)
Conglomerates (0.7%)
Textron Inc. ..........................................     36,900    2,802,094
                                                                   ------------
Miscellaneous (2.3%)
CNF Transportation Inc. ...............................     13,000      488,312
SLM Holding Corp. .....................................    194,800    9,350,400
                                                                   ------------
                                                                      9,838,712
                                                                   ------------
TOTAL MISCELLANEOUS....................................              12,640,806
                                                                   ------------
TECHNOLOGY (8.1%)
Aerospace (1.0%)
Boeing Co. ............................................     35,900    1,171,237
United Technologies Corp. .............................     28,500    3,099,375
                                                                   ------------
                                                                      4,270,612
                                                                   ------------
Computers & Business Equipment (1.6%)
Cisco Systems Inc.*....................................     37,800    3,508,312
Gateway 2000 Inc.*.....................................     24,200    1,238,738
Xerox Corp. ...........................................     16,000    1,888,000
                                                                   ------------
                                                                      6,635,050
                                                                   ------------
Electronics (5.0%)
Applied Materials Inc.*................................    196,600    8,392,362
Intel Corp. ...........................................     24,000    2,845,500
KLA Instruments Corp.*.................................     77,700    3,370,237
Loral Space & Communications Ltd.*.....................    160,000    2,850,000
Teradyne Inc.*.........................................     73,300    3,106,088
                                                                   ------------
                                                                     20,564,187
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Software (0.5%)
Autodesk Inc. .........................................     10,000 $    426,875
PeopleSoft Inc.*.......................................     81,000    1,533,938
                                                                   ------------
                                                                      1,960,813
                                                                   ------------
TOTAL TECHNOLOGY.......................................              33,430,662
                                                                   ------------
TRANSPORTATION (0.1%)
Railroads & Equipment (0.1%)
Wisconsin Central Transportation Corp.*................     33,100      568,906
                                                                   ------------
UTILITIES (3.8%)
Electric Utilities (0.3%)
Northeast Utilities....................................     81,700    1,307,200
                                                                   ------------
Gas & Pipeline Utilities (1.1%)
KN Energy Inc. ........................................     46,000    1,673,250
Williams Cos., Inc. ...................................     92,200    2,875,487
                                                                   ------------
                                                                      4,548,737
                                                                   ------------
Telephone (2.4%)
Airtouch Communications*...............................     65,300    4,709,762
Ameritech Corp. .......................................     36,000    2,281,500
AT&T Corp. ............................................     19,352    1,456,238
Sprint Corp. ..........................................     17,500    1,472,188
                                                                   ------------
                                                                      9,919,688
                                                                   ------------
TOTAL UTILITIES........................................              15,775,625
                                                                   ------------
TOTAL COMMON STOCK (Cost $176,003,146).................             226,841,219
                                                                   ------------
PREFERRED STOCK (0.4%)
MISCELLANEOUS (0.4%)
Miscellaneous (0.4%)
Entertainment Property Incorporated****................        200      176,734
Home Ownership Series****+.............................      1,250    1,180,716
Tier One Pptys Incorporated****........................        125      116,059
                                                                   ------------
TOTAL PREFERRED STOCK (Cost $1,579,307)................               1,473,509
                                                                   ------------
AMERICAN DEPOSITARY RECEIPTS (ADR) (5.3%)
BASIC INDUSTRIES (1.0%)
Chemicals (1.0%)
Zeneca Group PLC.......................................     93,700    4,204,787
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

CAPITAL GOODS (0.5%)
Electrical Equipment (0.5%)
Asm Lithography Hldg NV*..............................      52,800 $  1,610,400
Philips Electrs NV....................................       7,000      473,813
                                                                   ------------
TOTAL CAPITAL GOODS...................................                2,084,213
                                                                   ------------
CONSUMER BASICS (0.6%)
Drugs & Health Care (0.6%)
Astra Ab..............................................     123,000    2,544,562
                                                                   ------------
CONSUMER NON-DURABLES (0.1%)
Apparel & Textiles (0.1%)
Gucci Group NV........................................       3,500      170,188
                                                                   ------------
ENERGY (1.0%)
International Oil (0.7%)
Shell Transport & Trading Plc.........................      79,200    2,945,250
                                                                   ------------
Petroleum Services (0.3%)
Total SA..............................................      24,700    1,228,825
                                                                   ------------
TOTAL ENERGY..........................................                4,174,075
                                                                   ------------
GENERAL BUSINESS (1.4%)
Business Services (1.2%)
Nokia Corp............................................      42,000    5,058,375
                                                                   ------------
Newspapers (0.2%)
News Corp Ltd. .......................................      21,300      525,844
                                                                   ------------
TOTAL GENERAL BUSINESS................................                5,584,219
                                                                   ------------
MISCELLANEOUS (0.7%)
Miscellaneous (0.7%)
Lucasvarity PLC.......................................      91,000    3,048,500
                                                                   ------------
TOTAL AMERICAN DEPOSITARY RECEIPTS (Cost $17,990,141)
 .....................................................               21,810,544
                                                                   ------------
TOTAL INVESTMENT SECURITIES (Cost $378,792,190).......              433,372,619
                                                                   ------------
                                                          Units
                                                        ----------

SHORT TERM INVESTMENTS (Cost $60,112,701) (14.5%)
State Street Bank Yield Enhanced Short Term Investment
 Fund ................................................  60,112,701   60,112,701
                                                                   ------------
TOTAL INVESTMENTS (Cost $438,904,891) (119.0%)........              493,485,320
Liabilities in excess of other assets (-19.0%)........              (78,823,028)
                                                                   ------------
NET ASSETS (100.0%)...................................             $414,662,292
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                                 Balanced Fund

                               December 31, 1998

*   Non-income producing security.

ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

TBA To be announced (TBA) securities are purchased (sold) on a forward commitment basis with an approximate principal amount and no definite maturity date. The actual principal amount and maturity date will be determined upon settlement.

*** Stripped U.S. treasury securities represent the splitting of cash flows arising from U.S. treasury securities into several classes which vary by the proportion of the payments on the certificates representing principal only.

**** Security is restricted in accordance with Rule 144A under the Securities
     Act of 1933, which allows for the resale of such securities only to certain qualified buyers. The total cost and market value of Rule 144A securities owned at December 31, 1998 were $19,940,275 and $19,475,449, respectively.

(A) Variable rate security. The rate shown reflects rate currently in effect.

+   Portion of the security is segregated as collateral for TBA purchases.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                      Statement of Assets and Liabilities

                                                                  December 31,
                                                                      1998
                                                                 --------------
Assets
Investments, at value (cost $863,215,217)....................... $1,301,557,463
Cash............................................................          9,458
Receivable for investments sold.................................     16,055,645
Dividends and interest receivable...............................      1,237,122
Deferred registration fees......................................        213,715
                                                                 --------------
  Total Assets..................................................  1,319,073,403
                                                                 --------------
Liabilities
Payable for investments purchased...............................      9,819,884
Payable for units purchased.....................................     10,479,886
Investment advisory fee payable.................................        388,932
State Street Bank and Trust Co.--program fee payable............        328,284
Trustee, management and administration fees payable.............         71,180
American Bar Retirement Association--program fee payable........         49,538
Other accruals..................................................        109,028
                                                                 --------------
  Total Liabilities.............................................     21,246,732
                                                                 --------------
Net assets (equivalent to $497.40 per unit based on 2,609,243 units outstanding)............................................. $1,297,826,671
                                                                 ==============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       1998
                                                                   ------------
Investment Income
  Dividends (net of foreign tax expense of $64,757)............... $ 10,081,671
  Interest........................................................    1,290,361
                                                                   ------------
    Total investment income.......................................   11,372,032
                                                                   ------------
Expenses
  Investment advisory fee.........................................    2,506,684
  State Street Bank and Trust Company--program fee................    3,542,654
  Trustee, management and administration fees.....................      759,246
  American Bar Retirement Association--program fee................      516,554
  Reports to unitholders..........................................      163,175
  Amortization of organization costs..............................      142,764
  Legal and audit fees............................................      125,366
  Registration fees...............................................       82,868
  Other expenses..................................................       29,849
                                                                   ------------
    Total expenses................................................    7,869,160
                                                                   ------------
Net investment income.............................................    3,502,872
                                                                   ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................  106,649,097
  Change in net unrealized appreciation...........................  252,196,120
                                                                   ------------
    Net realized and unrealized gain on investments...............  358,845,217
                                                                   ------------
  Net increase in net assets resulting from operations............ $362,348,089
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets

                                                      For the year ended
                                                         December 31,
                                                  ----------------------------
                                                      1997           1998
                                                  ------------  --------------
From operations
  Net investment income.......................... $  4,215,028  $    3,502,872
  Net realized gain on investments...............  219,100,674     106,649,097
  Net change in unrealized appreciation on in-
   vestments.....................................   (1,756,692)    252,196,120
                                                  ------------  --------------
    Net increase in net assets resulting from op-
     erations....................................  221,559,010     362,348,089
                                                  ------------  --------------
From unitholder transactions
  Proceeds from units issued.....................  283,226,911      78,220,996
  Cost of units redeemed......................... (289,729,985)   (110,596,399)
                                                  ------------  --------------
    Net decrease in net assets resulting from
     unitholder transactions.....................   (6,503,074)    (32,375,403)
                                                  ------------  --------------
    Net increase in net assets...................  215,055,936     329,972,686
Net Assets
  Beginning of year..............................  752,798,049     967,853,985
                                                  ------------  --------------
  End of year.................................... $967,853,985  $1,297,826,671
                                                  ============  ==============
Number of units
  Outstanding--beginning of year.................    2,705,373       2,689,796
    Sold.........................................      865,694         183,069
    Redeemed.....................................     (881,271)       (263,622)
                                                  ------------  --------------
  Outstanding--end of year.......................    2,689,796       2,609,243
                                                  ============  ==============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the year)*

                                                       Forthe year ended December 31,
                                           ------------------------------------------------------------
                          For the period
                          January 2, 1992
                           (Commencement
                         of Operations) to
                           December 31,
                               1992          1993      1994      1995      1996      1997       1998
                         ----------------- --------  --------  --------  --------  --------  ----------
Investment income.......     $   3.20      $   3.16  $   3.48  $   3.88  $   5.07  $   4.15  $     4.27
Expenses................        (1.45)        (1.52)    (1.60)    (1.88)    (2.22)    (2.60)      (2.96)
                             --------      --------  --------  --------  --------  --------  ----------
Net investment income...         1.75          1.64      1.88      2.00      2.85      1.55        1.31
Net realized and
 unrealized gain on
 investments............         3.00         12.99       .61     57.72     46.14     80.01      136.27
                             --------      --------  --------  --------  --------  --------  ----------
Net increase in unit
 value..................         4.75         14.63      2.49     59.72     48.99     81.56      137.58
Net asset value at
 beginning of period....       147.68        152.43    167.06    169.55    229.27    278.26      359.82
                             --------      --------  --------  --------  --------  --------  ----------
Net asset value at end
 of period..............     $ 152.43      $ 167.06  $ 169.55  $ 229.27  $ 278.26  $ 359.82  $   497.40
                             ========      ========  ========  ========  ========  ========  ==========
Ratio of expenses to
 average net assets.....         1.01%***       .96%      .95%      .92%      .88%      .80%        .71%
Ratio of net investment
 income to average net
 assets.................         1.22%***      1.03%     1.12%      .98%     1.13%      .48%        .32%
Portfolio turnover......           46%**         82%       59%       60%       64%       88%         46%
Total return............         3.22%**       9.60%     1.49%    35.23%    21.37%    29.31%      38.24%
Net assets at end of
 period
 (in thousands).........     $427,933      $471,398  $479,435  $637,834  $752,798  $967,854  $1,297,827

--------
* Calculations prepared using the monthly average number of units outstanding during the year.
**  Not annualized.
*** Ratio annualized.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

COMMON STOCK (94.1%)
BASIC INDUSTRIES (2.7%)
Aluminum (0.2%)
Aluminum Co. of America................................     24,600 $  1,834,237
                                                                   ------------
Chemicals (1.3%)
Air Products & Chemicals Inc. .........................     78,600    3,144,000
Crompton & Knowles Corp. ..............................      4,200       86,888
Cytec Industries Inc.*.................................      2,200       46,750
E.I. Du Pont de Nemours & Co. .........................     47,000    2,493,937
Hercules Inc. .........................................      2,000       54,750
Monsanto Co. ..........................................    219,800   10,440,500
Praxair Inc. ..........................................      1,800       63,450
Sterling Commerce Inc.*................................      5,800      261,000
Valspar Corp. .........................................      2,100       78,356
Waters Corp.*..........................................      1,700      148,325
Witco Corp. ...........................................        500        7,969
                                                                   ------------
                                                                     16,825,925
                                                                   ------------
Containers & Glass (0.0%)
Bemis Co., Inc. .......................................        700       26,556
Crown Cork & Seal Co., Inc. ...........................        300        9,244
Owens Illinois Inc.*...................................      1,800       55,125
                                                                   ------------
                                                                         90,925
                                                                   ------------
Drugs & Health Care (0.0%)
Genzyme Corp.*.........................................        216          702
                                                                   ------------
Gold (0.0%)
Freeport-McMoran Copper & Gold Inc. ...................      8,700       90,806
Global Industries Ltd.*................................      4,700       28,788
                                                                   ------------
                                                                        119,594
                                                                   ------------
Paper (0.8%)
Fort James Corp. ......................................     74,012    2,960,480
Kimberly-Clark Corp. ..................................     69,200    3,771,400
Minnesota Mining & Manufacturing Co. ..................     11,200      796,600
Smurfit Stone Container Corp.*.........................    118,800    1,878,525
                                                                   ------------
                                                                      9,407,005
                                                                   ------------
Plastics (0.4%)
Illinois Tool Works Inc. ..............................     89,100    5,167,800
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Steel (0.0%)
Nucor Corp. ...........................................        400 $     17,300
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................              33,463,488
                                                                   ------------
CAPITAL GOODS (5.9%)
Agricultural Machinery (0.0%)
Delta & Pine Land Co. .................................      2,600       96,200
                                                                   ------------
Construction & Mining Equipment (0.3%)
Dover Corp. ...........................................     99,700    3,651,512
                                                                   ------------
Electrical Equipment (4.8%)
American Power Conversion Corp.*.......................      4,500      217,969
Arrow Electronics Inc.*................................        400       10,675
Atmel Corp.*...........................................      2,400       36,750
AVX Corp. .............................................        300        5,081
Dentsply International Inc. ...........................      2,800       72,100
Emerson Electric Co. ..................................      2,200      133,100
Exel Limited Hamilton..................................    110,800    8,310,000
General Electric Co. ..................................    508,300   51,878,369
Hubbell Inc. ..........................................     19,500      741,000
Millipore Corp. .......................................      2,400       68,250
Raychem Corp. .........................................      2,500       80,781
Sanmina Corp.*.........................................      2,200      137,500
UCAR International Inc.*...............................      2,500       44,531
                                                                   ------------
                                                                     61,736,106
                                                                   ------------
Industrial Machinery (0.4%)
AES Corp. .............................................    112,600    5,334,425
American Standard Cos., Inc.*..........................      4,000      144,000
Crane Co. .............................................      1,550       46,791
Pall Corp. ............................................      2,300       58,219
Thermo Electron Corp.*.................................      4,100       69,444
US Filter Corp.*.......................................      3,900       89,212
                                                                   ------------
                                                                      5,742,091
                                                                   ------------
Miscellaneous (0.0%)
Varian Associates Inc. ................................      1,100       41,663
                                                                   ------------
Pollution Control (0.4%)
Allied Waste Industries Inc.*..........................      5,800      137,025
Republic Industries Inc.*..............................    256,000    3,776,000
Waste Management Inc...................................     21,552    1,004,862
                                                                   ------------
                                                                      4,917,887
                                                                   ------------
TOTAL CAPITAL GOODS....................................              76,185,459
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

CONSUMER BASICS (29.1%)
Drugs & Health Care (17.9%)
Abbott Laboratories....................................     77,700 $  3,807,300
Alza Corp.*............................................    156,600    8,182,350
American Home Products Corp. ..........................    234,400   13,199,650
Amgen Inc.*............................................    178,600   18,674,862
Arterial Vascular Engineering Inc.*....................      1,800       94,500
Bausch & Lomb Inc. ....................................     34,000    2,040,000
Baxter International Inc. .............................     13,400      861,787
Becton Dickinson & Co. ................................     13,800      589,088
Bergen Brunswig Corp. .................................      2,600       90,675
Biogen Inc.*...........................................      3,800      315,400
Biomet Inc.............................................      5,800      233,450
Bristol-Myers Squibb Co. ..............................    120,100   16,070,881
Cardinal Health Inc. ..................................     82,620    6,268,792
Centocor Inc.*.........................................      3,600      162,450
Chiron Corp.*..........................................      5,800      151,888
Eli Lilly & Co. .......................................    232,400   20,654,550
Forest Laboratories Inc.*..............................      3,700      196,794
Genzyme Corp.*.........................................      2,000       99,500
Guidant Corp. .........................................     58,600    6,460,650
Health Management Associates Inc.*.....................     12,175      263,284
Healthsouth Rehabilitation*............................     18,700      288,681
Immunex Corp.*.........................................      1,100      138,394
Johnson & Johnson......................................    185,300   15,542,037
Lincare Holdings Inc.*.................................      2,600      105,463
McKesson Corp. ........................................      4,300      339,969
Medtronic Inc. ........................................     78,800    5,850,900
Merck & Co., Inc. .....................................    149,900   22,138,356
Mylan Laboratories Inc. ...............................      6,800      214,200
Omnicare Inc. .........................................      4,000      139,000
Pacificare Health Systems*.............................      2,000      145,500
Pacificare Health Systems*.............................     34,400    2,734,800
Pfizer Inc. ...........................................    387,600   48,619,575
Pharmacia & Upjohn Inc. ...............................     31,500    1,783,687
Quorum Health Group Inc.*..............................      4,850       62,747
Rexall Sundown Inc.*...................................      2,300       32,200
Sangstat Medical Corp.*................................     66,000    1,402,500
Schering-Plough Corp.*.................................    180,200    9,956,050
Sofamor/Danek Group Inc.*..............................     36,000    4,383,000
St. Jude Medical Inc. .................................      2,602       72,043
Steris Corp.*..........................................      4,200      119,438

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Stryker Corp. .........................................      3,900 $    214,744
Sybron International Corp.*............................      5,500      149,531
Tenet Healthcare Corp.*................................      8,300      217,875
Total Renal Care Holdings Inc. ........................      3,200       94,600
Trigon Healthcare Inc. ................................      1,000       37,313
United Healthcare Corp. ...............................     77,300    3,328,731
Universal Health Services Inc. ........................      1,100       57,063
Warner Lambert Co. ....................................    198,500   14,924,719
Watson Pharmaceuticals Inc.* ..........................      4,600      289,225
Wellpoint Health Networks Inc.*........................      1,300      113,100
                                                                   ------------
                                                                    231,913,292
                                                                   ------------
Food & Beverages (5.2%)
Bestfoods..............................................     11,700      623,025
Campbell Soup Co. .....................................     39,400    2,167,000
Coca Cola Co. .........................................    387,800   25,934,125
Coca Cola Enterprises Inc. ............................    211,300    7,553,975
ConAgra Inc. ..........................................     17,900      563,850
Dole Food Inc. ........................................        700       21,000
Flowers Industries Inc. ...............................      5,600      134,050
General Mills Inc. ....................................     48,200    3,747,550
H.J. Heinz Co. ........................................      8,400      475,650
Hershey Foods Corp. ...................................      3,600      223,875
Interstate Bakeries Corp. .............................      1,100       29,081
Kellogg Co. ...........................................     66,400    2,265,900
McCormick & Co., Inc. .................................      1,900       64,244
Nabisco Holdings Corp. ................................     40,000    1,660,000
Outback Steakhouse Inc.*...............................      3,300      131,587
PepsiCo Inc. ..........................................    321,300   13,153,219
Pioneer HI-Bred International Inc. ....................     13,620      367,740
Quaker Oats Co. .......................................      5,300      315,350
Ralston Purina Co. ....................................     12,800      414,400
Sara Lee Corp. ........................................     50,400    1,420,650
Suiza Foods Corp.*.....................................      2,200      112,062
Sysco Corp. ...........................................     18,400      504,850
Tyson Foods Inc. ......................................    223,500    4,749,375
US Foodservice.........................................      1,600       78,400
Whitman Corp. .........................................      1,500       38,063
William Wrigley Jr. Co. ...............................      4,300      385,119
                                                                   ------------
                                                                     67,134,140
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Household Products (3.5%)
Black & Decker Corp. ..................................        700 $     39,244
Clorox Co. ............................................      4,300      502,294
Colgate Palmolive Co. .................................    106,500    9,891,187
Corning Inc. ..........................................     13,100      589,500
Dial Corp. ............................................      4,900      141,487
Gillette Co. ..........................................    221,900   10,720,544
Hillenbrand Industries Inc. ...........................      2,200      125,125
Procter & Gamble Co. ..................................    266,500   24,334,781
Rubbermaid Inc. .......................................      3,400      106,888
Stanley Works .........................................      1,700       47,175
Tupperware Corp. ......................................      1,700       27,944
                                                                   ------------
                                                                     46,526,169
                                                                   ------------
Retail Grocery (0.3%)
Albertson's Inc. ......................................      1,800      114,637
General Nutrition Cos., Inc.*..........................      4,700       76,375
Kroger Co.*............................................     10,400      629,200
Safeway Inc.*..........................................     46,800    2,851,875
Whole Foods Market Inc.*...............................      1,800       87,075
                                                                   ------------
                                                                      3,759,162
                                                                   ------------
Tobacco (2.2%)
Philip Morris Cos., Inc. ..............................    461,700   24,700,950
RJR Nabisco Holdings Corp. ............................    134,500    3,992,969
UST Inc. ..............................................      4,600      160,425
                                                                   ------------
                                                                     28,854,344
                                                                   ------------
TOTAL CONSUMER BASICS..................................             378,187,107
                                                                   ------------
CONSUMER DURABLE GOODS (0.6%)
Automobiles (0.2%)
General Motors Corp. ..................................     49,100    1,948,657
Harley Davidson Inc. ..................................      8,600      407,425
Lear Corp.*............................................      1,200       46,200
                                                                   ------------
                                                                      2,402,282
                                                                   ------------
Auto Parts (0.1%)
Danaher Corp. .........................................      3,700      200,956
Federal Home Loan Mortgage Corp. ......................     28,600    1,701,700
                                                                   ------------
                                                                      1,902,656
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Household Appliances & Home Furnishings (0.1%)
Best Buy Co., Inc.*....................................      3,200 $    196,400
Ethan Allen Interiors Inc. ............................      1,900       77,900
Furniture Brands International Inc.*...................      3,500       95,375
Leggett & Platt Inc. ..................................      7,200      158,400
Maytag Corp. ..........................................      3,300      205,425
Newell Co. ............................................      6,900      284,625
Sunbeam Inc. ..........................................      2,700       18,900
Westpoint Stevens Inc.*................................      2,400       75,750
                                                                   ------------
                                                                      1,112,775
                                                                   ------------
Tires & Rubber (0.2%)
Cooper Tire & Rubber Co. ..............................    122,000    2,493,375
Safeskin Corp.*........................................      2,800       67,550
                                                                   ------------
                                                                      2,560,925
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               7,978,638
                                                                   ------------
CONSUMER NON-DURABLES (7.8%)
Apparel & Textiles (0.4%)
Cintas Corp. ..........................................      3,200      225,400
Fruit of the Loom Inc.*................................      3,300       45,581
Intimate Brands Inc. ..................................      1,300       38,838
Jones Apparel Group Inc.*..............................      5,200      114,725
Liz Claiborne Inc. ....................................      1,400       44,188
Nike Inc. .............................................     79,200    3,212,550
Unifi Inc. ............................................      3,000       58,687
VF Corp. ..............................................     42,400    1,987,500
Warnaco Group Inc. ....................................      1,700       42,925
                                                                   ------------
                                                                      5,770,394
                                                                   ------------
Cosmetics & Toiletries (0.2%)
Avon Products Inc. ....................................     49,200    2,177,100
Estee Lauder Cos., Inc. ...............................      2,000      171,000
International Flavors & Fragrances.....................        800       35,350
Revlon Inc.*...........................................      1,800       29,588
                                                                   ------------
                                                                      2,413,038
                                                                   ------------
Liquor (0.2%)
Anheuser Busch Cos., Inc. .............................     48,300    3,169,687
                                                                   ------------
Photography (0.0%)
Eastman Kodak Co. .....................................        900       64,800
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Retail Trade (6.6%)
Abercrombie & Fitch Co.*...............................     33,700 $  2,384,275
Amazon. Com Inc.*......................................      1,700      546,125
Autozone Inc.*.........................................      7,600      250,325
Barnes & Noble Inc.*...................................      2,200       93,500
Bed Bath & Beyond Inc.*................................     33,400    1,139,775
Borders Group Inc.*....................................      3,600       89,775
Circuit City Stores Inc. ..............................      1,400       69,913
CompUSA Inc.*..........................................      4,000       52,250
Consolidated Stores Corp.*.............................      5,650      114,059
Costco Cos., Inc. .....................................     93,400    6,742,312
CVS Corp. .............................................    128,300    7,056,500
Dayton Hudson Corp. ...................................     92,600    5,023,550
Dollar General Corp. ..................................      8,952      211,491
Dollar Tree Stores Inc.*...............................      3,150      137,616
Family Dollar Stores Inc. .............................      7,800      171,600
Gap Inc. ..............................................     24,525    1,379,531
Home Depot Inc. .......................................    227,200   13,901,800
Kohls Corp.*...........................................      7,400      454,637
Limited Inc. ..........................................      4,000      116,500
Lowes Cos., Inc. ......................................    214,500   10,979,719
May Department Stores Co. .............................     12,900      778,837
Nordstrom Inc. ........................................     51,200    1,776,000
Office Depot Inc.*.....................................     70,900    2,618,869
Pep Boys--Manny, Moe & Jack............................     88,600    1,389,912
Pier 1 Imports Inc. ...................................      7,500       72,656
Polo Ralph Lauren Corporation*.........................      2,500       47,969
Rite Aid Corp. ........................................     38,800    1,923,025
Ross Stores Inc. ......................................      3,000      118,125
Saks Incorporated*.....................................      4,568      144,178
Sears Roebuck & Co. ...................................      1,200       51,000
Staples Inc.*..........................................     16,500      720,844
Tiffany & Co. .........................................      1,300       67,438
TJX Cos., Inc. ........................................     68,700    1,992,300
Venator Group Inc. ....................................     56,600      364,362
Wal Mart Stores Inc. ..................................    256,400   20,880,575
Walgreen Co. ..........................................     27,600    1,616,325
                                                                   ------------
                                                                     85,477,668
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Toys & Amusements (0.4%)
Hasbro Inc. ...........................................    106,700 $  3,854,537
Mattel Inc. ...........................................     47,100    1,074,469
                                                                   ------------
                                                                      4,929,006
                                                                   ------------
TOTAL CONSUMER NON-DURABLES............................             101,824,593
                                                                   ------------
CONSUMER SERVICES (1.4%)
Air Travel (0.2%)
Comair Holdings Inc. ..................................      4,050      136,687
Sealed Air Corporation*................................     45,258    2,310,987
USAir Group Inc. ......................................        600       31,200
                                                                   ------------
                                                                      2,478,874
                                                                   ------------
Hotels & Restaurants (0.7%)
CKE Restaurants Inc. ..................................      2,310       68,001
Cracker Barrel Old Country Stores .....................      1,900       44,294
Hilton Hotels Corp. ...................................      4,100       78,412
Marriott International Inc. ...........................     13,400      388,600
McDonald's Corp. ......................................     82,200    6,298,575
Mirage Resorts Inc.*...................................      4,000       59,750
Promus Hotel Corporation*..............................      3,627      117,424
Sodexho Marriott Services Incorporated*................      1,425       39,455
Starbucks Corp.*.......................................      4,900      275,012
Tricon Global Restaurants Inc.*........................     36,880    1,848,610
Wendy's International Inc. ............................        700       15,269
                                                                   ------------
                                                                      9,233,402
                                                                   ------------
Leisure Time (0.5%)
Callaway Golf Co. .....................................      1,400       14,350
Circus Circus Enterprises Inc.*........................        300        3,431
Fox Entertainment Group Inc.*..........................     66,300    1,669,932
International Game Technology..........................      6,100      148,306
Walt Disney Co. .......................................    162,637    4,879,110
                                                                   ------------
                                                                      6,715,129
                                                                   ------------
TOTAL CONSUMER SERVICES................................              18,427,405
                                                                   ------------
ENERGY (1.0%)
Domestic Oil (0.0%)
Noble Affiliates Inc. .................................      1,200       29,550
                                                                   ------------
Gas Exploration (0.3%)
Anadarko Petroleum Corp. ..............................      5,700      175,988
BJ Services Co.*.......................................      2,000       31,250

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Burlington Resources Inc. .............................     55,000 $  1,969,687
Enron Corp. ...........................................      1,000       57,063
Oryx Energy Co. .......................................     86,300    1,159,656
                                                                   ------------
                                                                      3,393,644
                                                                   ------------
International Oil (0.4%)
Chevron Corp. .........................................     23,500    1,949,031
Exxon Corp. ...........................................     31,000    2,266,875
Mobil Corp. ...........................................     24,000    2,091,000
                                                                   ------------
                                                                      6,306,906
                                                                   ------------
Petroleum Services (0.3%)
Baker Hughes Inc. .....................................    124,300    2,198,556
Conoco Incorporated....................................      4,200       87,675
Diamond Offshore Drilling Inc. ........................      3,900       92,381
Ensco International Inc. ..............................      6,100       65,194
Global Marine Inc.*....................................      7,800       71,663
Halliburton Co. .......................................     19,200      568,800
Nabors Industries Inc.*................................      5,400       73,238
Noble Drilling Corp.*..................................      5,800       75,037
Rowan Cos., Inc.*......................................      3,400       34,000
Smith International Inc.*..............................      2,700       68,006
Transocean Offshore Inc. ..............................      3,500       93,844
                                                                   ------------
                                                                      3,428,394
                                                                   ------------
TOTAL ENERGY...........................................              13,158,494
                                                                   ------------
FINANCE (8.1%)
Banks (1.8%)
Bank of New York Co., Inc. ............................     59,100    2,378,775
Bank One Corp. ........................................     26,300    1,342,944
BankAmerica Corp ......................................    139,359    8,378,960
Chase Manhattan Corp. .................................     91,600    6,234,525
Fifth Third Bancorp ...................................     10,600      755,912
First Union Corp. .....................................     24,600    1,495,987
MBNA Corp. ............................................     36,000      897,750
Mellon Bank Corp. .....................................      3,300      226,875
National Commerce Bancorp..............................      2,600       48,913
North Fork BanCorporation Inc. ........................      3,700       88,569
Northern Trust Corp. ..................................      3,700      323,056
Ocwen Financial Corp. .................................      1,400       17,238
Providian Financial Corp. .............................      7,650      573,750

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Synovus Financial Corp. ...............................      8,000 $    195,000
Zions Bancorp. ........................................      4,900      305,637
                                                                   ------------
                                                                     23,263,891
                                                                   ------------
Financial Services (4.0%)
American Express Corp. ................................     20,700    2,116,575
Amresco Inc. ..........................................      1,500       13,125
Associates First Capital Corp. ........................    144,196    6,110,305
Capital One Financial Corp. ...........................      3,700      425,500
Citigroup Inc .........................................    291,650   14,436,675
Concord EFS Inc.*......................................      5,800      245,775
Countrywide Credit Industries Inc. ....................        600       30,113
Federal Home Loan Mortgage Corp. ......................    154,400    9,949,150
Federal National Mortgage Association..................     59,700    4,417,800
Household International Inc. ..........................    103,000    4,081,375
Wells Fargo & Company New..............................    250,700   10,012,331
                                                                   ------------
                                                                     51,838,724
                                                                   ------------
Insurance (1.9%)
Aetna Inc. ............................................        700       55,037
Aflac Inc. ............................................      2,900      127,600
American Bankers Insurance Group Inc. .................        900       43,538
American International Group Inc. .....................    121,700   11,759,262
Aon Corp. .............................................        200       11,075
Berkshire Hathaway Inc.*...............................         67    4,704,000
Cincinnati Financial Corp. ............................     88,887    3,255,486
Conseco Inc. ..........................................      6,657      203,455
Everest Reinsurance Holdings...........................        400       15,575
Foundation Health Systems Inc.*........................      3,100       37,006
Lincoln National Corp. ................................     10,300      842,669
Medpartners Inc.*......................................      9,900       51,975
MGIC Investment Corp. .................................      7,100      282,669
PMI Group Inc. ........................................     40,000    1,975,000
Progressive Corp. .....................................      2,200      372,625
Provident Cos., Inc. ..................................        600       24,900
Sunamerica Inc. .......................................      6,600      535,425
UNUM Corp. ............................................        600       35,025
                                                                   ------------
                                                                     24,332,322
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Investment Companies (0.1%)
Charles Schwab Corp. ..................................     17,250 $    969,235
Franklin Resources Inc. ...............................      9,700      310,400
T. Rowe Price Associates Inc. .........................      5,900      202,075
                                                                   ------------
                                                                      1,481,710
                                                                   ------------
Savings And Loan (0.3%)
Sovereign Bancorp Inc. ................................      2,300       32,775
Washington Mutual Inc. ................................    116,316    4,441,817
                                                                   ------------
                                                                      4,474,592
                                                                   ------------
TOTAL FINANCE..........................................             105,391,239
                                                                   ------------
GENERAL BUSINESS (9.6%)
Broadcasting (1.2%)
A.H. Belo Corp. .......................................        800       15,950
Cablevision Systems Corp.*.............................        600       30,113
CBS Corp. .............................................     19,100      625,525
Clear Channel Communications*..........................     51,700    2,817,650
Comcast Corp. .........................................     14,800      868,575
Heftel Broadcasting Corp.*.............................      2,400      118,200
Jacor Communications Inc.*.............................      1,500       96,562
Mediaone Group Incorporated*...........................     74,100    3,482,700
Sinclair Broadcast Group Inc.*.........................      1,200       23,475
Tele-Communications Inc.*..............................     31,174    1,724,312
Viacom Inc. Class B*...................................     40,600    3,004,400
Viacom Inc. Class A*...................................     37,000    2,721,812
                                                                   ------------
                                                                     15,529,274
                                                                   ------------
Business Services (3.4%)
Affiliated Computer Services Inc. .....................      1,700       76,500
America Online Inc.*...................................    146,900   23,504,000
Apollo Group Inc.*.....................................      3,000      101,625
At Home Corp. .........................................      2,300      170,775
Automatic Data Processing Inc. ........................     75,300    6,038,119
Corrections Corp.*.....................................      5,000       88,125
Ecolab Inc. ...........................................      5,100      184,556
Equifax Inc. ..........................................      8,400      287,175
First Data Corp. ......................................     61,500    1,948,781
Fiserv Inc.*...........................................      4,400      226,325
Gartner Group Inc.*....................................      2,800       59,500
H&R Block Inc. ........................................      5,200      234,000
Humana Inc. ...........................................      5,300       94,406
IMS Health Inc ........................................      5,800      437,538
Interpublic Group of Cos., Inc. .......................     34,950    2,787,262

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Business Services (continued)
Lamar Advertising Co. .................................      2,200 $     81,950
Manpower Inc. .........................................      4,600      115,863
Modis Professional Services Incorporated*..............      5,800       84,100
Omnicom Group Inc. ....................................      9,300      539,400
Outdoor Systems Inc.*..................................      3,500      105,000
Paychex Inc. ..........................................     57,550    2,960,228
Quintiles Transnational Corp.*.........................     41,200    2,199,050
Robert Half International Inc.*........................      5,650      252,484
Sabre Group Holdings Inc.*.............................      1,500       66,750
Service Corp. International............................     12,100      460,556
Snyder Communications Inc.*............................      3,000      101,250
Stewart Enterprises Inc. ..............................      2,900       64,525
Sungard Data Systems Inc.*.............................      5,600      222,250
Viad Corp. ............................................      3,700      112,388
Yahoo Inc.*............................................      3,900      924,056
                                                                   ------------
                                                                     44,528,537
                                                                   ------------
Communication Services (3.3%)
Ascend Communications Inc.*............................    125,330    8,240,447
Broadcom Corporation*..................................        400       48,300
Cox Communications Inc.*...............................      2,000      138,250
Level 3 Communications Incorporated*...................      2,600      112,125
MCI Worldcom Inc. .....................................    343,621   24,654,807
Nextel Communications Inc.*............................    112,000    2,646,000
Paging Network Inc.*...................................      8,000       37,500
Tele Communications Inc.*..............................    144,200    6,642,213
Univision Communications Inc.*.........................      2,100       75,994
                                                                   ------------
                                                                     42,595,636
                                                                   ------------
Newspapers (0.1%)
Dow Jones & Co., Inc. .................................        400       19,250
Gannett Co., Inc. .....................................      6,200      399,900
New York Times Co. ....................................        800       27,750
Tribune Co. ...........................................      3,300      217,800
                                                                   ------------
                                                                        664,700
                                                                   ------------
Office Furnishings & Supplies (0.2%)
Avery Dennison Corp. ..................................     52,800    2,379,300
Herman Miller Inc. ....................................      6,200      166,625
Hon Industries Inc. ...................................      2,700       64,631
Ikon Office Solutions Inc. ............................      2,200       18,838
Office Max Inc.*.......................................      3,600       44,100
Reynolds & Reynolds Co. ...............................      4,000       91,750
                                                                   ------------
                                                                      2,765,244
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Publishing (1.4%)
Dun & Bradstreet Corp .................................      2,600 $     82,063
Jostens Inc. ..........................................     92,158    2,413,388
McGraw-Hill Inc. ......................................      1,000      101,875
Meredith Corp. ........................................      2,200       83,325
Reader's Digest Association Inc. ......................      1,100       27,706
Time Warner Inc. ......................................    245,400   15,230,137
Times Mirror Co. ......................................      3,900      218,400
                                                                   ------------
                                                                     18,156,894
                                                                   ------------
TOTAL GENERAL BUSINESS.................................             124,240,285
                                                                   ------------
MISCELLANEOUS (3.8%)
Conglomerates (1.8%)
Cendant Corporation*...................................     46,821      892,525
Harcourt General Inc. .................................      1,000       53,188
Textron Inc. ..........................................     49,100    3,728,531
Tyco International Ltd. ...............................    234,200   17,667,462
W. R. Grace & Company..................................     66,200    1,038,513
                                                                   ------------
                                                                     23,380,219
                                                                   ------------
Miscellaneous (2.0%)
Beckman Coulter Inc ...................................        800       43,400
BJ's Wholesale Club Inc.*..............................      1,600       74,100
Blyth Industries Inc.*.................................      1,800       56,250
Boston Properties Inc. ................................      3,100       94,550
Capstar Broadcasting Corporation*......................      2,000       45,750
Chancellor Media Corporation*..........................      6,800      325,550
CNF Transportation Inc. ...............................     17,300      649,831
Commscope Incorporated*................................          1           17
Edwards J D & Company*.................................      2,700       76,613
FDX Corporation*.......................................     17,500    1,557,500
First Health Group Corporation*........................      5,000       82,812
Firstar Corp. Wisconsin................................     38,600    3,599,450
Galileo International Inc. ............................      3,200      139,200
General Instrument Corporation*........................      3,500      118,781
Global Telesystems Group Incorporated*.................      3,800      211,850
Hartford Life Inc. ....................................        900       52,425
HCR Manor Care Incorporated*...........................      3,000       88,125
Hearst Argyle Television Inc.*.........................      2,500       82,500
Infinity Broadcasting Corporation......................     55,000    1,505,625
Keyspan Energy.........................................      1,500       46,500
LHS Group Inc.*........................................      1,100       56,788

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Miscellaneous (continued)
Meritor Automotive Inc. ...............................      2,600 $     55,088
Meyer Fred Incorporated*...............................     29,200    1,759,300
National Oilwell Inc.*.................................      1,200       13,425
Nationwide Financial Services Inc. ....................        300       15,506
Nextlink Communications Incorporated*..................      3,700      104,987
Ocean Energy Incorporated*.............................      3,500       22,094
Panamsat Corporation*..................................      1,900       73,981
Pennzenergy Company....................................      1,100       17,944
Pennzoil Quaker Str Co. ...............................      1,100       16,294
Primedia Incorporated*.................................      5,100       59,925
Qwest Communications International Inc.*...............      2,530      126,500
R & B Falcon Corporation*..............................      7,900       60,238
Reltec Corporation*....................................      3,600       79,875
Servicemaster Company..................................     16,000      353,000
SLM Holding Corp. .....................................    234,900   11,275,200
Solutia Inc. ..........................................     31,900      713,762
Starwood Financial Trust (Maryland)....................      2,800      168,000
Tele Communications Inc.*..............................     11,000      259,187
Teligent Inc. .........................................        400       11,500
United States Office Prods Company*....................        600        2,325
US Bancorp.............................................     34,600    1,228,300
Weatherford International Incorporated*................      3,955       76,628
Young & Rubicam Incorporated*..........................      1,600       51,800
                                                                   ------------
                                                                     25,452,476
                                                                   ------------
Real Estate (0.0%)
Crestline Capital Corp. ...............................        430        6,289
Host Marriott Corp.*...................................      4,300       59,394
                                                                   ------------
                                                                         65,683
                                                                   ------------
TOTAL MISCELLANEOUS....................................              48,898,378
                                                                   ------------
SHELTER (0.0%)
Construction Materials (0.0%)
Fastenal Co. ..........................................      2,100       92,400
Masco Corp. ...........................................     10,900      313,375
Southdown Inc. ........................................      1,000       59,187
USG Corp. .............................................      1,200       61,125
                                                                   ------------
                                                                        526,087
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Homebuilders (0.0%)
Catellus Development Corp.*............................      3,500 $     50,094
Rouse Co. .............................................        700       19,250
                                                                   ------------
                                                                         69,344
                                                                   ------------
TOTAL SHELTER..........................................                 595,431
                                                                   ------------
TECHNOLOGY (21.3%)
Aerospace (0.8%)
Allied Signal Inc. ....................................     51,600    2,286,525
B.F. Goodrich Co. .....................................      1,500       53,813
Boeing Co. ............................................     89,050    2,905,256
Coltec Industries Inc.*................................      2,500       48,750
Computer Sciences Corp.*...............................      8,700      560,606
Gulfstream Aerospace Corp.*............................      4,700      250,275
Orbital Sciences Corp.*................................      2,100       92,925
Sundstrand Corp. ......................................      3,000      155,625
United Technologies Corp. .............................     40,100    4,360,875
                                                                   ------------
                                                                     10,714,650
                                                                   ------------
Computers & Business Equipment (8.4%)
3COM Corp.*............................................     72,700    3,257,869
Cabletron Systems Inc.*................................      2,400       20,100
Ceridian Corp.*........................................      3,600      251,325
Cisco Systems Inc.*....................................    410,250   38,076,328
Citrix Systems Inc.*...................................      2,400      232,950
Compaq Computer Corp. .................................    352,400   14,778,775
Dell Computer Corp.*...................................    236,300   17,294,206
Diebold Inc. ..........................................      1,500       53,531
EMC Corp.*.............................................    112,400    9,554,000
Fore Systems*..........................................      4,400       80,575
Gateway 2000 Inc.*.....................................     31,800    1,627,763
Hewlett Packard Co. ...................................     28,300    1,933,244
IBM Corp. .............................................     50,200    9,274,450
Ingram Micro Inc.*.....................................      2,800       97,650
Netscape Communications Corp.*.........................      3,241      196,891
Pitney Bowes Inc. .....................................     13,500      891,844
Pixar*.................................................        800       28,000
Quantum Corp.*.........................................      5,000      106,250
Seagate Technology*....................................      5,000      151,250
Storage Technology Corp.*..............................      4,800      170,700
Sun Microsystems Inc.*.................................     21,100    1,806,687
Symbol Technologies Inc. ..............................      2,800      179,025

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Computers & Business Equipment (continued)
Tandy Corp. ...........................................      5,200 $    214,175
Tech Data Corp.*.......................................      1,700       68,425
Western Digital Corp.*.................................      2,900       43,681
Xerox Corp. ...........................................     71,400    8,425,200
                                                                   ------------
                                                                    108,814,894
                                                                   ------------
Electronics (7.4%)
Adaptec Inc.*..........................................      2,900       50,931
ADC Telecommunications Inc.*...........................      7,400      257,150
Advanced Fibre Communications*.........................      3,300       36,094
Advanced Micro Devices Inc.*...........................      1,100       31,831
Altera Corp.*..........................................      4,900      298,288
Analog Devices Inc.*...................................      8,000      251,000
Andrew Corp.*..........................................      4,500       74,250
Applied Materials Inc.*................................    226,300    9,660,181
Avnet Inc. ............................................        100        6,050
Boston Scientific Corp.*...............................     13,400      359,287
Cambridge Technology Partners Inc.*....................      2,600       57,525
Ciena Corp.*...........................................      5,600       81,900
Comverse Technology Inc.*..............................      2,000      142,000
Electronic Data Systems Corp. .........................      2,400      120,600
Honeywell Inc. ........................................      2,200      165,688
Intel Corp. ...........................................    346,900   41,129,331
KLA Instruments Corp.*.................................     99,400    4,311,475
Lexmark International Group Inc.*......................      3,600      361,800
Linear Technology Corp. ...............................      4,200      376,162
Loral Space & Communications Ltd.*.....................    150,000    2,671,875
LSI Logic Corp. .......................................      3,100       49,988
Lucent Technologies Inc. ..............................    237,100   26,081,000
Maxim Integrated Products Inc.*........................      7,400      323,288
Micron Technology Inc. ................................      2,400      121,350
Molex Inc. ............................................      1,400       53,375
Motorola Inc. .........................................     12,200      744,962
National Semiconductor Corp.*..........................      1,600       21,600
Perkin-Elmer Corp. ....................................      2,900      282,931
Qualcomm Inc.*.........................................      2,700      139,894
SCI Systems Inc.*......................................      2,700      155,925
Scientific Atlanta Inc. ...............................      2,900       66,156
Tellabs Inc.*..........................................      9,000      617,062
Teradyne Inc.*.........................................     92,000    3,898,500
Texas Instruments Inc. ................................     36,100    3,088,806

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Electronics (continued)
Uniphase Corp.*........................................      2,200 $    152,625
Vitesse Semiconductor Corp.*...........................      3,300      150,563
Xilinx Inc.*...........................................      3,700      240,963
                                                                   ------------
                                                                     96,632,406
                                                                   ------------
Software (4.7%)
Adobe Systems Inc. ....................................      1,400       65,450
Autodesk Inc. .........................................     10,400      443,950
BMC Software Inc.*.....................................     50,500    2,250,406
Cadence Design Systems Inc.*...........................     11,800      351,050
Ciber Inc.*............................................      2,500       69,844
Computer Associates International Inc. ................     23,600    1,005,950
Compuware Corp.*.......................................      8,900      695,312
Electronic Arts*.......................................      3,300      185,213
HBO & Co. .............................................     24,500      702,844
I2 Technologies Inc.*..................................        100        3,038
Intuit*................................................      2,100      152,250
Keane Inc.*............................................      3,600      143,775
Learning Co. Inc.*.....................................     27,000      700,312
Microsoft Corp.*.......................................    347,300   48,166,169
Networks Assocs Inc.*..................................      5,950      394,187
Novell Inc.*...........................................      3,200       58,000
Oracle Corp.*..........................................     41,450    1,787,531
Parametric Technology Corp.*...........................     14,900      243,987
PeopleSoft Inc.*.......................................    101,600    1,924,050
PLATINUM Technology Inc.*..............................      4,200       80,325
Shared Medical Systems Corp. ..........................      1,900       94,763
Siebel Systems Inc. ...................................      3,700      125,569
Solectron Corp.*.......................................      5,900      548,331
Sterling Software Inc.*................................        700       18,944
Synopsys Inc.*.........................................      3,400      184,450
Veritas Software Co.*..................................      3,100      185,806
                                                                   ------------
                                                                     60,581,506
                                                                   ------------
TOTAL TECHNOLOGY.......................................             276,743,456
                                                                   ------------
TRANSPORTATION (0.1%)
Railroads & Equipment (0.1%)
Kansas City Southern Industries Inc. ..................      6,500      319,719
Wisconsin Central Transportation Corp.*................     33,100      568,906
                                                                   ------------
                                                                        888,625
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                          ------- -------------
Trucking & Freight Forwarding (0.0%)
Hertz Corp...............................................     900 $      41,062
Pittston Brink's Group...................................   1,200        38,250
Tidewater Inc. ..........................................   1,700        39,419
                                                                  -------------
                                                                        118,731
                                                                  -------------
TOTAL TRANSPORTATION.....................................             1,007,356
                                                                  -------------
UTILITIES (2.7%)
Electric Utilities (0.1%)
Calenergy Inc.*..........................................     300        10,406
Northeast Utilities...................................... 114,300     1,828,800
                                                                  -------------
                                                                      1,839,206
                                                                  -------------
Gas & Pipeline Utilities (0.4%)
Cooper Cameron Corp.*....................................   2,500        61,250
KN Energy Inc. ..........................................  55,200     2,007,900
Sonat Inc. ..............................................     400        10,825
Williams Cos., Inc. ..................................... 105,400     3,287,163
                                                                  -------------
                                                                      5,367,138
                                                                  -------------
Telephone (2.2%)
Airtouch Communications*................................. 146,000    10,530,250
Alltel Corp. ............................................   3,900       233,269
Ameritech Corp. .........................................  36,000     2,281,500
AT&T Corp. ..............................................  32,491     2,444,948
Bell Atlantic Corp. .....................................   4,400       233,200
Cincinnati Bell Inc. ....................................   7,600       287,375
Frontier Corp. ..........................................   7,500       255,000
GTE Corp. ...............................................  53,000     3,445,000
Intermedia Commerce of Florida...........................   3,300        56,925
SBC Communications Inc. .................................  89,000     4,772,625
Sprint Corp. ............................................  44,900     3,777,212
Sprint Corp. ............................................     950        21,969
Telephone & Data Systems Inc. ...........................   1,500        67,406
                                                                  -------------
                                                                     28,406,679
                                                                  -------------
TOTAL UTILITIES..........................................            35,613,023
                                                                  -------------
TOTAL COMMON STOCK (cost $799,923,305)...................         1,221,714,352
                                                                  -------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                           Shares      Value
                                                         ---------- ------------

PREFERRED STOCK (0.1%)
CONSUMER SERVICES (0.1%)
Air Travel (0.1%)
Sealed Air Corporation Preferred Convertible Series A
 (cost $1,830,562)......................................     36,765 $  1,907,184
                                                                    ------------
AMERICAN DEPOSITARY RECEIPTS** (3.7%)
BASIC INDUSTRIES (0.3%)
Chemicals (0.3%)
Zeneca Group PLC........................................     79,800    3,581,025
                                                                    ------------
CAPITAL GOODS (0.2%)
Electrical Equipment (0.2%)
Asm Lithography Hldg N V*...............................     59,200    1,805,600
Philips Electrs NV......................................      4,500      304,594
                                                                    ------------
TOTAL CAPITAL GOODS.....................................               2,110,194
                                                                    ------------
CONSUMER BASICS (0.5%)
Drugs & Health Care (0.2%)
Astra Ab................................................    151,666    3,137,590
                                                                    ------------
Food & Beverages (0.3%)
Unilever NV.............................................     40,100    3,325,794
                                                                    ------------
TOTAL CONSUMER BASICS...................................               6,463,384
                                                                    ------------
CONSUMER NON-DURABLES (0.0%)
Apparel & Textiles (0.0%)
Gucci Group NV..........................................      4,400      213,950
                                                                    ------------
ENERGY (0.6%)
International Oil (0.3%)
Shell Transport & Trading Plc...........................    118,000    4,388,125
                                                                    ------------
Petroleum Services (0.3%)
Schlumberger Ltd. ......................................     44,250    2,041,031
Total SA................................................     32,200    1,601,950
                                                                    ------------
                                                                       3,642,981
                                                                    ------------
TOTAL ENERGY............................................               8,031,106
                                                                    ------------
GENERAL BUSINESS (1.7%)
Business Services (1.6%)
Nokia Corp..............................................    175,600   21,148,825
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Growth Equity Fund

                               December 31, 1998

                                                        Shares       Value
                                                      ---------- --------------

Newspapers (0.1%)
News Corp Ltd........................................     23,700 $      585,094
                                                                 --------------
TOTAL GENERAL BUSINESS...............................                21,733,919
                                                                 --------------
MISCELLANEOUS (0.4%)
Miscellaneous (0.4%)
Lucasvarity PLC......................................    138,500      4,639,750
                                                                 --------------
TOTAL AMERICAN DEPOSITARY RECEIPTS (cost
 $30,206,643)........................................                46,773,328
                                                                 --------------
REAL ESTATE INVESTMENT TRUST (0.0%)
MISCELLANEOUS (0.0%)
Real Estate (0.0%)
Meditrust (0.00%) (cost $202,928)....................      7,327        110,820
                                                                 --------------
TOTAL INVESTMENT SECURITIES (cost $832,163,438)......             1,270,505,684
                                                                 --------------
                                                      Principal
                                                        Amount
                                                      ----------
GOVERNMENT AND AGENCIES (0.0%)
United States Treasury Bills 4.34% 2/4/1999.......... $   15,000         14,857
United States Treasury Bills 4.41% 2/4/1999..........     40,000         39,834
United States Treasury Bills 4.53% 2/4/1999..........     75,000         74,679
                                                                 --------------
TOTAL GOVERNMENT AND AGENCIES (cost $129,370)........                   129,370
                                                                 --------------
                                                        Units
                                                      ----------
SHORT TERM INVESTMENTS (2.4%) (cost $30,922,409)
State Street Bank Yield Enhanced Short Term Invest-
 ment Fund........................................... 30,922,409     30,922,409
                                                                 --------------
TOTAL INVESTMENTS (cost $863,215,217) (100.30%)......             1,301,557,463
Liabilities in excess of other assets (0.3%).........               (3,730,792)
                                                                 --------------
NET ASSETS (100.00%).................................            $1,297,826,671
                                                                 ==============

*  Non-income producing security.
** An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
Investments, at value:
 State Street Bank S&P 500 Index Fund with Futures (cost
  $150,382,328 and units 824,463).................................  $168,784,135
 State Street Bank Russell Special Small Company Common Trust Fund
  (cost $35,146,688 and units 2,230,800)..........................    43,418,054
Deferred registration fees........................................        35,198
                                                                    ------------
  Total Assets....................................................   212,237,387
                                                                    ------------
Liabilities
Payable for fund units redeemed...................................     1,808,520
State Street Bank and Trust Co.--program fee payable..............        53,942
Trustee, management and administration fees payable...............        25,547
American Bar Retirement Association--program fee payable..........         7,826
Other accruals....................................................        17,823
                                                                    ------------
  Total Liabilities...............................................     1,913,658
                                                                    ------------
Net assets (equivalent to $27.15 per unit based on 7,745,510 units outstanding).....................................................  $210,323,729
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       1998
                                                                   ------------
Investment Income
  Dividend income................................................. $   671,032
                                                                   -----------
    Total investment income.......................................     671,032
                                                                   -----------
Expenses
  State Street Bank and Trust Co.--program fee....................     593,634
  Trustee, management and administration fees.....................     275,924
  American Bar Retirement Association--program fee................      86,557
  Amortization of organization costs..............................      21,923
  Legal and audit fees............................................      22,496
  Reports to unitholders..........................................      29,281
  Registration fees...............................................      14,824
  Other expenses..................................................       5,356
                                                                   -----------
    Total expenses................................................   1,049,995
                                                                   -----------
Net investment loss...............................................    (378,963)
                                                                   -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................  51,880,766
  Change in net unrealized appreciation on investments............ (13,345,132)
                                                                   -----------
    Net realized and unrealized gain on investments...............  38,535,634
                                                                   -----------
Net increase in net assets resulting from operations.............. $38,156,671
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                       Statement of Changes in Net Assets

                                                             For the
                                                           year ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
From operations
  Net investment loss.............................. $   (274,852) $   (378,963)
  Net realized gain on investments.................    6,358,747    51,880,766
  Net change in unrealized appreciation on invest-
   ments...........................................   26,647,934   (13,345,132)
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   32,731,829    38,156,671
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units sold.........................   53,390,069    38,720,832
  Cost of units redeemed...........................  (15,293,758)  (20,262,917)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   38,096,311    18,457,915
                                                    ------------  ------------
    Net increase in net assets.....................   70,828,140    56,614,586
Net assets
  Beginning of year................................   82,881,003   153,709,143
                                                    ------------  ------------
  End of year...................................... $153,709,143  $210,323,729
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    4,914,409     6,971,219
    Sold...........................................    2,867,768     1,631,560
    Redeemed.......................................     (810,958)     (857,269)
                                                    ------------  ------------
  Outstanding--end of year.........................    6,971,219     7,745,510
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

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                          For the period
                          April 30, 1994           For the year ended
                           (Commencement              December 31,
                         of Operations) to  --------------------------------------
                         December 31, 1994   1995      1996      1997       1998
                         -----------------  -------   -------  --------   --------
Investment income.......      $   --        $   .02   $   .28  $    .08   $    .09
Expenses................         (.04)         (.08)     (.11)     (.12)      (.14)
                              -------       -------   -------  --------   --------
Net investment income
 (loss).................         (.04)         (.06)      .17      (.04)      (.05)
Net realized and
 unrealized gain
 on investments.........          .39          3.68      2.72      5.23       5.15
                              -------       -------   -------  --------   --------
Net increase in unit
 value..................          .35          3.62      2.89      5.19       5.10
Net asset value at
 beginning of period....        10.00         10.35     13.97     16.86      22.05
                              -------       -------   -------  --------   --------
Net asset value at end
 of period..............      $ 10.35       $ 13.97   $ 16.86  $  22.05   $  27.15
                              =======       =======   =======  ========   ========
Ratio of expenses to
 average net assets.....          .94 %**       .68 %     .69%      .62 %      .57 %
Ratio of net investment
 income (loss) to
 average net assets.....         (.94)%**      (.52)%    1.15%     (.22)%     (.20)%
Portfolio turnover ***..           54 %****     132 %      17%       11 %       94 %
Total return............         3.50 %****   34.98 %   20.68%    30.78 %    23.13 %
Net assets at end of
 period (in thousands)..      $11,662       $48,020   $82,881  $153,709   $210,324

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

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                      Statement of Assets and Liabilities

                                                                   December 31,
                                                                       1998
                                                                   ------------
Assets
Investments, at value:
 PIMCO Total Return Fund
  (cost $86,503,393 and shares 8,146,220)......................... $ 85,861,160
 MasterWorks Bond Index Fund
  (cost $40,881,024 and shares 4,214,008).........................   42,182,225
Receivable for fund units sold....................................    1,803,240
Deferred registration fees........................................       22,050
                                                                   ------------
    Total Assets..................................................  129,868,675
                                                                   ------------
Liabilities
Payable for investments purchased.................................    1,938,454
State Street Bank and Trust Company--program fee payable..........       33,062
Trustee, management and administration fees payable...............       10,622
American Bar Retirement Association--program fee payable..........        4,814
Other accruals....................................................       14,414
                                                                   ------------
    Total Liabilities.............................................    2,001,366
                                                                   ------------
Net assets (equivalent to $12.99 per unit
 based on 9,847,223 units outstanding)............................ $127,867,309
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                            Statement of Operations

                                                                      For the
                                                                     year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Investment Income
  Dividends........................................................  $9,648,751
                                                                     ----------
    Total investment income........................................   9,648,751
                                                                     ----------
Expenses
  State Street Bank and Trust Co.--program fee.....................     342,931
  Trustee, management and administration fees......................     106,991
  American Bar Retirement Association--program fee.................      50,004
  Amortization of organization costs...............................      10,301
  Reports to unitholders...........................................      18,255
  Legal and audit fees.............................................      14,025
  Registration fees................................................       9,242
  Other expenses...................................................       3,339
                                                                     ----------
    Total expenses.................................................     555,088
                                                                     ----------
Net investment income..............................................   9,093,663
                                                                     ----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain................................................     355,688
  Change in net unrealized appreciation............................    (222,651)
                                                                     ----------
    Net realized and unrealized gain on investments................     133,037
                                                                     ----------
Net increase in net assets resulting from operations...............  $9,226,700
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets

                                                        For the year ended
                                                           December 31,
                                                     -------------------------
                                                        1997          1998
                                                     -----------  ------------
From operations
  Net investment income............................. $ 5,285,748  $  9,093,663
  Net realized gain on investments..................      10,090       355,688
  Net change in unrealized appreciation on
   investments......................................   1,061,117      (222,651)
                                                     -----------  ------------
  Net increase in net assets resulting from opera-
   tions............................................   6,356,955     9,226,700
                                                     -----------  ------------
From unitholder transactions
  Proceeds from units issued........................  34,646,710    50,559,632
  Cost of units redeemed............................  (7,880,999)  (14,653,506)
                                                     -----------  ------------
  Net increase in net assets resulting from
   unitholder transactions..........................  26,765,711    35,906,126
                                                     -----------  ------------
    Net increase in net assets......................  33,122,666    45,132,826
Net Assets
  Beginning of year.................................  49,611,817    82,734,483
                                                     -----------  ------------
  End of year....................................... $82,734,483  $127,867,309
                                                     ===========  ============
Number of units
  Outstanding--beginning of year....................   4,556,518     6,945,554
    Sold............................................   3,093,999     4,070,913
    Redeemed........................................    (704,963)   (1,169,244)
                                                     -----------  ------------
  Outstanding--end of year..........................   6,945,554     9,847,223
                                                     ===========  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                                    For the period
                                   September 5, 1995
                                    (Commencement)      For the year ended
                                   of Operations) to       December 31,
                                     December 31,    --------------------------
                                         1995         1996     1997      1998
                                   ----------------- -------  -------  --------
Investment income................       $   .34      $   .67  $   .97  $   1.12
Expenses+........................          (.02)        (.06)    (.07)     (.06)
                                        -------      -------  -------  --------
Net investment income............           .32          .61      .90      1.06
Net realized and unrealized gain
 (loss) on investments...........           .26         (.30)     .12       .02
                                        -------      -------  -------  --------
Net increase in unit value.......           .58          .31     1.02      1.08
Net asset value at beginning of
 period..........................         10.00        10.58    10.89     11.91
                                        -------      -------  -------  --------
Net asset value at end of period.       $ 10.58      $ 10.89  $ 11.91  $  12.99
                                        =======      =======  =======  ========
Ratio of expenses to average net
 assets+.........................           .69%**       .58%     .57%      .52%
Ratio of net investment income to
 average net assets..............          9.17%**      5.82%    7.93%     8.50%
Portfolio turnover ***...........             2%****      22%      14%       17%
Total return.....................          5.80%****    2.93%    9.37%     9.07%
Net assets at end of period (in
 thousands)......................       $36,457      $49,612  $82,734  $127,867

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
**   Ratios annualized.
*** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.
**** Not annualized.
+ The registered investment companies in which the Fund invests pay asset management and administration fees to their investment advisors. These fees are not included in per-unit expenses or the ratio of expenses to average net assets.



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
T. Rowe Price International Stock Fund, at value (cost $67,852,868 and shares 4,641,630)............................................  $69,578,032
Receivable for investments sold...................................       13,186
Receivable for fund units sold....................................      151,925
Deferred registration fees........................................       28,140
                                                                    -----------
  Total Assets....................................................   69,771,283
                                                                    -----------
Liabilities
Payable for fund units redeemed...................................      165,111
State Street Bank and Trust Co.--program fee payable..............       18,014
Trustee, management and administration fees payable...............        3,939
American Bar Retirement Association--program fee payable..........        2,789
Other accruals....................................................        6,450
                                                                    -----------
  Total Liabilities...............................................      196,303
                                                                    -----------
Net assets (equivalent to $21.07 per unit based on 3,302,529 units outstanding).....................................................  $69,574,980
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Statement of Operations


                                                                      For the
                                                                     year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Investment Income
  Dividends........................................................  $2,611,880
  Other income.....................................................      70,221
                                                                     ----------
    Total investment income........................................   2,682,101
                                                                     ----------
Expenses
  State Street Bank and Trust Company--program fee.................     208,788
  Trustee, management and administration fees......................      44,741
  American Bar Retirement Association--program fee.................      30,444
  Amortization of organization costs...............................       5,961
  Reports to unitholders...........................................      10,506
  Legal and audit fees.............................................       8,072
  Registration fee.................................................       5,303
  Other expenses...................................................       1,921
                                                                     ----------
    Total expenses.................................................     315,736
                                                                     ----------
Net investment income..............................................   2,366,365
                                                                     ----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain................................................     551,557
  Change in net unrealized depreciation............................   6,705,700
                                                                     ----------
    Net realized and unrealized loss on investments................   7,257,257
                                                                     ----------
Net increase in net assets resulting from operations...............  $9,623,622
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                       Statement of Changes in Net Assets

                                                             For the
                                                           year ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
From operations
  Net investment income............................ $  2,864,871  $  2,366,365
  Net realized gain on investments.................    4,264,284       551,557
  Net change in unrealized appreciation on
   investments.....................................   (6,012,507)    6,705,700
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................    1,116,648     9,623,622
                                                    ------------  ------------
From unitholder transactions
  Proceeds from sales of units.....................   84,016,272    79,948,229
  Cost of units redeemed...........................  (59,404,273)  (78,993,818)
                                                    ------------  ------------
  Net increase in net assets resulting from
   unitholder transactions.........................   24,611,999       954,411
                                                    ------------  ------------
    Net increase in net assets.....................   25,728,647    10,578,033
Net assets
  Beginning of year................................   33,268,300    58,996,947
                                                    ------------  ------------
  End of year...................................... $ 58,996,947  $ 69,574,980
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    1,868,547     3,239,192
    Sold...........................................    4,541,730     4,046,808
    Redeemed.......................................   (3,171,085)   (3,983,471)
                                                    ------------  ------------
  Outstanding--end of year.........................    3,239,192     3,302,529
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

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                                    For the period
                                     September 5,            For the
                                     (Commencement         year ended
                                   of Operations) to      December 31,
                                     December 31,    -------------------------
                                         1995         1996     1997     1998
                                   ----------------- -------  -------  -------
Investment income.................      $   .49      $   .70  $  1.12  $   .82
Expenses+.........................         (.03)        (.10)    (.10)    (.10)
                                        -------      -------  -------  -------
Net investment income.............          .46          .60     1.02      .72
Net realized and unrealized gain
 (loss) on investments............         (.09)        1.83     (.61)    2.14
                                        -------      -------  -------  -------
Net increase in unit value........          .37         2.43      .41     2.86
Net asset value at beginning of
 period...........................        15.00        15.37    17.80    18.21
                                        -------      -------  -------  -------
Net asset value at end of period..      $ 15.37      $ 17.80  $ 18.21  $ 21.07
                                        =======      =======  =======  =======
Ratio of expenses to average net
 assets+..........................          .57%**       .59%     .54%     .48%
Ratio of net investment income to
 average net assets...............          9.2%**      3.58%    5.41%    3.63%
Portfolio turnover ***............            4%****      73%     101%     122%
Total return......................         2.47%****   15.81%    2.30%   15.71%
Net assets at end of period (in
 thousands).......................      $10,849      $33,268  $58,997  $69,575

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolios of the registered investment company.
**** Not annualized.
   + The registered investment company in which the Fund invests pays asset management and administration fees to its advisor. This fee is not included in per-unit expenses or the ratio of expenses to average net assets.



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                      Statement of Assets and Liabilities

                                                                   December 31,
                                                                       1998
                                                                   ------------
Assets
Investments, at value (cost $678,987,231)......................... $678,987,231
Interest receivable...............................................    3,379,618
Deferred registration fees........................................      119,763
                                                                   ------------
  Total Assets....................................................  682,486,612
                                                                   ------------
Liabilities
Payable for fund units redeemed ..................................    2,118,579
State Street Bank and Trust Co.--program fee payable..............      179,371
Trustee, management and administration fees payable...............      114,293
American Bar Retirement Association--program fee payable..........       27,454
Other accruals....................................................       55,756
                                                                   ------------
  Total Liabilities...............................................    2,495,453
                                                                   ------------
Net assets (equivalent to $1.00 per unit based on 679,991,159 units outstanding)............................................... $679,991,159
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       1998
                                                                   ------------
Investment Income
Interest.......................................................... $39,216,967
                                                                   -----------
    Total investment income.......................................  39,216,967
                                                                   -----------
Expenses
  State Street Bank and Trust Company--program fee................   2,079,661
  Trustee, management and administration fees.....................   1,296,095
  American Bar Retirement Association--program fee................     303,247
  Reports to unitholders..........................................      84,353
  Amortization of organization costs..............................      94,179
  Legal and audit fees............................................      64,808
  Registration fees...............................................      42,980
  Other expenses..................................................      15,430
                                                                   -----------
    Total expenses................................................   3,980,753
                                                                   -----------
Net investment income and net increase in net assets resulting from operations.................................................. $35,236,214
                                                                   ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
From operations
  Net investment income and net increase in net
   assets resulting from operations................ $ 34,382,204  $ 35,236,214
                                                    ------------  ------------
From unitholder transactions (at $1.00 per unit):
  Proceeds from units issued.......................  165,192,903   189,755,231
  Distributions of net investment income...........  (34,382,204)  (35,236,214)
  Units reinvested in connection with distribution
   of net investment income........................   34,382,204    35,236,214
  Cost of units redeemed........................... (199,773,055) (179,565,107)
                                                    ------------  ------------
  Net increase (decrease) in net assets resulting
   from unitholder transactions....................  (34,580,152)   10,190,124
                                                    ------------  ------------
    Net increase (decrease) in net assets..........     (197,948)   45,426,338
Net Assets
  Beginning of year................................  634,762,769   634,564,821
                                                    ------------  ------------
  End of year...................................... $634,564,821  $679,991,159
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

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the year)*

                                                         For the year ended December 31,
                                          --------------------------------------------------------------------
                          For the period
                         December 5, 1991
                          (Commencement
                         of Operations to
                           December 31,
                              1991)         1992      1993      1994      1995      1996      1997      1998
                         ---------------- --------  --------  --------  --------  --------  --------  --------
Investment income.......     $   .004     $   .042  $   .035  $   .043  $   .061  $   .058  $   .060  $   .060
Expenses................        (.000)       (.008)    (.008)    (.007)    (.007)    (.007)    (.007)    (.006)
                             --------     --------  --------  --------  --------  --------  --------  --------
Net investment income...         .004         .034      .027      .036      .054      .051      .053      .054
Reinvestment of net
 investment income......        (.004)       (.034)    (.027)    (.036)    (.054)    (.051)    (.053)    (.054)
                             --------     --------  --------  --------  --------  --------  --------  --------
Net asset value at
 beginning and end of
 period.................     $   1.00     $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                             ========     ========  ========  ========  ========  ========  ========  ========
Ratio of expenses to
 average net assets.....          --           .79%      .75%      .73%      .73%      .68%      .68%      .61%
Ratio of net investment
 income to average net
 assets.................          --          3.45%     2.77%     3.55%     5.32%     5.15%     5.38%     5.44%
Net assets at end of
 period (in thousands)..     $560,334     $589,882  $509,905  $491,979  $630,208  $634,763  $634,565  $679,991

--------
* Calculations prepared using the monthly average number of units outstanding during the year.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 1998

UNITS OF COLLECTIVE INVESTMENT FUND

State Street Bank ABA Members/Pooled Stable Asset Fund Trust
 ("SAFT")
 (Units 678,987,231) (a).......................................... $678,987,231
                                                                   ------------
TOTAL INVESTMENTS (cost $678,987,231) (99.9%).....................  678,987,231
OTHER ASSETS LESS LIABILITIES (.1%)...............................    1,003,928
                                                                   ------------
NET ASSETS (100.0%)............................................... $679,991,159
                                                                   ============

--------
(a) SAFT holds the following investments:

                                               Effective annual Investments at
                                               percentage rate  Contract Value
                                                     1998          (Note 2)
                                               ---------------- --------------
   Investment Contracts (51.17%)
   AEGON USA, Inc.
    4 Investment Contracts
    (Maturities ranging from February 1, 1999
    to March 31, 2002)........................    6.07-7.03%     $ 23,428,859
   Allstate Life Insurance Company
    1 Investment Contract
    (Matures July 31, 1999)...................    6.52-7.17         4,303,892
   Continental Assurance Company
    6 Investment Contracts
    (Maturities ranging from March 31, 1999 to
    December 31, 2002)........................    6.00-7.32        33,459,216
   Hartford Life Insurance Company
    1 Investment Contract
    (Matures January 4, 1999).................         4.70         2,041,873
   John Hancock Mutual Life Insurance Company
    4 Investment Contracts
    (Maturities ranging from September 30,
    1999 to November 30, 2002)................    6.03-7.75        25,214,835
   Life of Virginia
    6 Investment Contracts, Indexed
    (Maturities ranging from May 31, 1999 to
    February 28, 2003 and upon funds request).    5.08-7.10        38,302,002
   Metropolitan Life Insurance Company
    2 Investment Contracts
    (Maturities ranging from April 30, 1999 to
    February 28, 2001)........................    6.08-6.37        13,749,438
   New York Life Asset Management
    8 Investment Contracts
    (Maturities ranging from January 15, 1999
    to September 1, 2003).....................    6.02-6.93        43,066,934
   Pacific Mutual Life Insurance Company
    2 Investment Contracts, Indexed
    (Maturities ranging from May 31, 1999 to
    January 31, 2002).........................    5.38-6.91        15,723,201
   Principal Mutual Life Insurance Company
    9 Investment Contracts
    (Maturities ranging from January 19, 1999
    to August 1, 2003)........................    5.73-7.23        63,005,423
   Protective Life Insurance
    3 Investment Contracts
    (Maturities ranging from August 2, 1999 to
    July 31, 2003)............................    5.42-6.10        25,613,081
   Prudential Asset Management
    2 Investment Contracts
    (Maturities ranging from February 1, 1999
    to January 31, 2000)......................    5.19-6.71         8,001,611

   The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 1998

                                               Effective annual Investments at
                                               percentage rate  Contract Value
                                                     1998          (Note 2)
                                               ---------------- ---------------
   Investment Contracts (Continued)
   Sun Life of Canada
    2 Investment Contracts
    (Maturities ranging from December 31,
    1999 to April 30, 2001)..................       6.82-6.87%   $ 20,253,541
   Transamerica Asset Management
    4 Investment Contracts
    (Maturities ranging from March 1, 1999 to
    September 30, 2002)......................       6.25-7.24      24,905,246
   Travelers Insurance Company
    1 Investment Contract
    (Maturities ranging from June 30, 1999 to
    June 30, 2003)...........................            6.30      10,647,808
                                                                 ------------
   Total Investment Contracts (Cost
    $351,716,960)............................                     351,716,960
                                                                 ------------
   Synthetic Investment Contracts (3.38%)*
   CDC Investment Management Group
    2 Investment Contracts
    (Maturities ranging from February 15,
    1999 to November 15, 2002)...............       6.42-7.70       7,637,049
   Underlying Securities:
    Bank of New York Cash Reserve units
     393,885, value $393,885
    FHLMC REMIC, 6.75%, 5/25/13, Principal
     $274,177, Value $273,407
    FHLMC REMIC, 6.0%, 5/25/16, Principal
     $1,150,245, Value $1,153,040
    GNMA Pool, 6.625%, 9/20/23, Principal
     $1,559,636, Value $1,582,781
    FNMA Pool, 6.736%, 6/1/27, Principal
     $3,462,619, Value $3,539,974
    Total value of underlying securities
     $6,943,087, value of investment
     contract $693,962
   J. P. Morgan
    1 Investment Contract
    (Matures January 15, 1999)...............            5.28       3,672,938
   Underlying Security:
    U.S. Treasury Note, 6.375%, 1/15/99,
    principal $2,743,000, value of underlying
    security $2,744,289, value of investment
    contract $928,649
   Morgan Guaranty Trust Company
    1 Investment Contract
    (Maturities ranging from December 15,
    1999 to May 15, 2001)....................            7.06      11,951,920
   Underlying Security:
    Advanta Credit Card Master Trust, 5.341%
    11/15/03, principal $10,000,000 value of
    underlying security $9,991,600, value of
    investment contract $1,960,320
                                                                 ------------
   Total Synthetic Investment Contracts (Cost
    $23,261,907).............................                      23,261,907
                                                                 ------------
                                                     Cost       Amortized Value
                                               ---------------- ---------------
   Short Term Investments (45.45%)
   State Street Bank
    Yield Enhanced Short Term Investment
    Fund--312,401,903 units..................    $312,401,903     312,401,903
                                                                 ------------
   Total Investments (cost $687,380,770).....                    $687,380,770**
                                                                 ============

--------
 * Synthetic investment contracts represent individual assets placed in a trust with ownership by the fund and a third party issues a wrapper contract that provides that holders can, and must, execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
** Stable Asset Return Fund holds 99.27% of State Street Bank ABA
   Members/Pooled Stable Asset Fund Trust.

  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
Investments, at value (cost $117,010,707).........................  $150,802,655
Cash..............................................................         1,145
Receivable for fund units sold....................................       231,181
Dividends and interest receivable.................................       290,358
Deferred registration fees........................................        25,523
                                                                    ------------
  Total Assets....................................................   151,350,862
                                                                    ------------
Liabilities
Payable for fund units redeemed...................................       462,431
Investment advisory fee payable...................................        39,084
State Street Bank and Trust Co.--program fee payable..............        38,678
Trustee, management and administration fees payable...............         8,467
American Bar Retirement Association--program fee payable..........         5,622
Other accruals....................................................        13,640
                                                                    ------------
  Total Liabilities...............................................       567,922
                                                                    ------------
Net assets (equivalent to $23.53 per unit based on 6,408,409 units outstanding).....................................................  $150,782,940
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Statement of Operations

                                                                      For the
                                                                     year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Investment Income
  Dividends (net of foreign tax expense of $2,473)................. $ 2,362,061
  Interest.........................................................     577,770
                                                                    -----------
    Total investment income........................................   2,939,831
                                                                    -----------
Expenses
  Investment advisory fee..........................................     429,653
  State Street Bank and Trust Company--program fee.................     428,840
  Trustee, management and administration fees......................      91,908
  American Bar Retirement Association--program fee.................      62,529
  Amortization of organization costs...............................      15,871
  Reports to unitholders...........................................      19,228
  Legal and audit fees.............................................      14,773
  Registration fee.................................................       9,770
  Other expenses...................................................       3,516
                                                                    -----------
    Total expenses.................................................   1,076,088
                                                                    -----------
Net investment income..............................................   1,863,743
                                                                    -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain................................................   9,109,943
  Change in net unrealized appreciation............................   9,542,619
                                                                    -----------
    Net realized and unrealized gain on investments................  18,652,562
                                                                    -----------
Net increase in net assets resulting from operations............... $20,516,305
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                       Statement of Changes in Net Assets

                                                             For the
                                                           year ended
                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
Operations
  Net investment income............................ $  1,401,137  $  1,863,743
  Net realized gain on investments.................    1,090,426     9,109,943
  Net change in unrealized appreciation on invest-
   ments...........................................   17,294,659     9,542,619
                                                    ------------  ------------
  Net increase in net assets resulting from opera-
   tions...........................................   19,786,222    20,516,305
                                                    ------------  ------------
Unitholder transactions
  Proceeds from sales of units.....................   53,837,540    31,833,277
  Cost of units redeemed...........................   (8,652,312)  (14,669,286)
                                                    ------------  ------------
  Net increase in net assets resulting from
   unitholder transactions.........................   45,185,228    17,163,991
                                                    ------------  ------------
    Net increase in net assets.....................   64,971,450    37,680,296
Net assets
  Beginning of year................................   48,131,194   113,102,644
                                                    ------------  ------------
  End of year...................................... $113,102,644  $150,782,940
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    3,060,634     5,624,404
    Sold...........................................    3,030,540     1,473,724
    Redeemed.......................................     (466,770)     (689,719)
                                                    ------------  ------------
  Outstanding--end of year.........................    5,624,404     6,408,409
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

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                                   For the period
                                  September 5, 1995
                                  (Commencement of     For the year ended
                                   Operations) to         December 31,
                                    December 31,    ---------------------------
                                        1995         1996      1997      1998
                                  ----------------- -------  --------  --------
Investment income...............       $   .13      $   .40  $    .47  $    .47
Expenses........................          (.04)        (.14)     (.17)     (.17)
                                       -------      -------  --------  --------
Net investment income...........           .09          .26       .30       .30
Net realized and unrealized gain
 on investments.................           .84         2.54      4.08      3.12
                                       -------      -------  --------  --------
Net increase in unit value......           .93         2.80      4.38      3.42
Net asset value at beginning of
 period.........................         12.00        12.93     15.73     20.11
                                       -------      -------  --------  --------
Net asset value at end of
 period.........................       $ 12.93      $ 15.73  $  20.11  $  23.53
                                       =======      =======  ========  ========
Ratio of expenses to average net
 assets.........................          1.00%**       .99%      .90%      .80%
Ratio of net investment income
 to average net assets..........          2.12%**      1.85%     1.61%     1.39%
Portfolio turnover..............             4%***       17%       13%       27%
Total return....................          7.75%***    21.66%    27.84%    17.01%
Net assets at end of period.....       $20,617      $48,131  $113,103  $150,783

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Not annualized.



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

COMMON STOCK (92.9%)
BASIC INDUSTRIES (8.0%)
Aluminum (0.3%)
Aluminum Co. of America................................      4,846 $    361,330
                                                                   ------------
Chemicals (3.0%)
Cabot Corp. ...........................................     11,100      310,106
Dow Chemical Co. ......................................     11,300    1,027,594
E.I. Du Pont de Nemours & Co. .........................      2,200      116,738
Eastman Chemical Co. ..................................     11,400      510,150
FMC Corp.*.............................................      2,900      162,400
Great Lakes Chemical Corp. ............................      8,400      336,000
Nalco Chemical Co. ....................................     16,600      514,600
Sigma Aldrich Corp. ...................................     25,700      754,937
Union Carbide Corp. ...................................     19,300      820,250
                                                                   ------------
                                                                      4,552,775
                                                                   ------------
Containers & Glass (0.5%)
Temple Inland Inc. ....................................     11,500      682,094
                                                                   ------------
Paper (4.2%)
Boise Cascade Corp. ...................................     20,000      620,000
Champion International Corp. ..........................     19,400      785,700
Consolidated Papers Inc. ..............................     21,400      588,500
Kimberly-Clark Corp. ..................................     17,700      964,650
Mead Corp. ............................................     19,600      574,525
Minnesota Mining & Manufacturing Co. ..................      2,400      170,700
Potlatch Corp. ........................................     10,200      376,125
Union Camp Corp. ......................................      9,200      621,000
Westvaco Corp. ........................................     29,000      777,562
Willamette Industries Inc. ............................     26,600      891,100
                                                                   ------------
                                                                      6,369,862
                                                                   ------------
TOTAL BASIC INDUSTRIES.................................              11,966,061
                                                                   ------------
CAPITAL GOODS (5.0%)
Building Construction (0.5%)
Fluor Corp. ...........................................     18,200      774,637
                                                                   ------------
Construction & Mining Equipment (0.3%)
Foster Wheeler Corp. ..................................     13,900      183,306
Harnischfeger Industries Inc. .........................     17,800      181,338
                                                                   ------------
                                                                        364,644
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Electrical Equipment (2.9%)
Arrow Electronics Inc.*................................     30,200 $    805,962
General Electric Co. ..................................     34,700    3,541,569
                                                                   ------------
                                                                      4,347,531
                                                                   ------------
Industrial Machinery (0.9%)
Briggs & Stratton Corp.................................      9,100      453,863
Cummins Engine Co., Inc................................     14,100      500,550
Ingersoll Rand Co......................................      9,900      464,681
                                                                   ------------
                                                                      1,419,094
                                                                   ------------
Pollution Control (0.4%)
Browning Ferris Industries Inc.........................     23,000      654,063
                                                                   ------------
TOTAL CAPITAL GOODS....................................               7,559,969
                                                                   ------------
CONSUMER BASICS (14.8%)
Drugs & Health Care (9.2%)
Abbott Laboratories....................................     18,400      901,600
American Home Products Corp............................      8,700      489,919
Bausch & Lomb Inc......................................      6,500      390,000
Bristol-Myers Squibb Co................................     10,600    1,418,412
C.R. Bard Inc..........................................     12,200      603,900
Columbia/HCA Healthcare Corp...........................     19,450      481,388
Eli Lilly & Co.........................................        800       71,100
Johnson & Johnson......................................     32,000    2,684,000
Mallinckrodt Inc.......................................     23,000      708,687
Merck & Co., Inc.......................................     10,000    1,476,875
Pacificare Health Systems*.............................      4,800      381,600
Pfizer Inc.............................................     15,700    1,969,369
Pharmacia & Upjohn Inc.................................     18,800    1,064,550
Schering-Plough Corp...................................     10,000      552,500
Tenet Healthcare Corp.*................................     25,400      666,750
                                                                   ------------
                                                                     13,860,650
                                                                   ------------
Food & Beverages (2.4%)
Archer Daniels Midland Co..............................     46,345      796,555
Coca Cola Co...........................................     22,100    1,477,937
H.J. Heinz Co..........................................      5,800      328,425
PepsiCo Inc............................................     15,400      630,438
Supervalu Inc..........................................     12,000      336,000
                                                                   ------------
                                                                      3,569,355
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Household Products (0.4%)
Procter & Gamble Co....................................      6,000 $    547,875
                                                                   ------------
Retail Grocery (0.6%)
Albertson's Inc........................................     14,700      936,206
                                                                   ------------
Tobacco (2.2%)
Philip Morris Cos., Inc................................     52,500    2,808,750
RJR Nabisco Holdings Corp..............................     20,300      602,656
                                                                   ------------
                                                                      3,411,406
                                                                   ------------
TOTAL CONSUMER BASICS..................................              22,325,492
                                                                   ------------
CONSUMER DURABLE GOODS (4.0%)
Automobiles (1.6%)
Ford Motor Co..........................................     31,400    1,842,787
PACCAR Inc.............................................     12,700      522,288
                                                                   ------------
                                                                      2,365,075
                                                                   ------------
Auto Parts (0.8%)
Dana Corp..............................................     13,800      564,075
Genuine Parts Co.......................................     18,700      625,281
                                                                   ------------
                                                                      1,189,356
                                                                   ------------
Household Appliances & Home Furnishings (0.5%)
Whirlpool Corp.........................................     14,700      814,013
                                                                   ------------
Mobile Homes (0.1%)
Fleetwood Enterprises Inc..............................      6,100      211,975
                                                                   ------------
Tires & Rubber (1.0%)
Cooper Tire & Rubber Co................................     26,000      531,375
Goodyear Tire & Rubber Co..............................     19,100      963,356
                                                                   ------------
                                                                      1,494,731
                                                                   ------------
TOTAL CONSUMER DURABLE GOODS...........................               6,075,150
                                                                   ------------
CONSUMER NON-DURABLES (8.1%)
Apparel & Textiles (1.0%)
Reebok International Ltd. .............................     19,800      294,525
Russell Corp. .........................................     12,800      260,000
Springs Industries Inc. ...............................      2,600      107,738
VF Corp. ..............................................     17,900      839,062
                                                                   ------------
                                                                      1,501,325
                                                                   ------------
Liquor (1.0%)
Anheuser Busch Cos., Inc. .............................     22,200    1,456,875
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Retail Trade (6.0%)
Abercrombie & Fitch Co.*...............................          3 $        212
Dayton Hudson Corp. ...................................     20,200    1,095,850
Dillards Inc. .........................................     23,000      652,625
Federated Department Stores Inc.*......................     20,300      884,319
Home Depot Inc. .......................................      7,500      458,906
J.C. Penney Co., Inc. .................................     16,500      773,438
Limited Inc. ..........................................     14,560      424,060
May Department Stores Co. .............................     13,900      839,212
Sears Roebuck & Co. ...................................     19,800      841,500
TJX Cos., Inc. ........................................     23,600      684,400
Toys R Us Inc.*........................................     25,300      426,938
Wal Mart Stores Inc. ..................................     25,200    2,052,225
                                                                   ------------
                                                                      9,133,685
                                                                   ------------
Toys & Amusements (0.1%)
Mattel Inc. ...........................................      6,800      155,125
                                                                   ------------
TOTAL CONSUMER NON-DURABLES............................              12,247,010
                                                                   ------------
CONSUMER SERVICES (0.4%)
Leisure Time (0.4%)
Harrahs Entertainment Inc.*............................     32,000      502,000
Walt Disney Co. .......................................      1,500       45,000
                                                                   ------------
TOTAL CONSUMER SERVICES................................                 547,000
                                                                   ------------
ENERGY (4.8%)
Domestic Oil (1.0%)
Ashland Inc. ..........................................     15,300      740,138
Phillips Petroleum Co. ................................     19,600      835,450
                                                                   ------------
                                                                      1,575,588
                                                                   ------------
Gas Exploration (0.0%)
Union Pacific Resources Group Inc. ....................          1            9
                                                                   ------------
International Oil (3.5%)
Amoco Corp. ...........................................     24,800    1,463,200
Chevron Corp. .........................................      3,000      248,813
Exxon Corp. ...........................................     21,000    1,535,625
Mobil Corp. ...........................................     18,100    1,576,962
Sunoco Inc. ...........................................     12,100      436,356
                                                                   ------------
                                                                      5,260,956
                                                                   ------------
Petroleum Services (0.3%)
Lyondell Petrochemical Co. ............................     23,300      419,400
                                                                   ------------
TOTAL ENERGY...........................................               7,255,953
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

FINANCE (17.4%)
Banks (6.1%)
Bank One Corp. ........................................     32,712 $  1,670,356
BankAmerica Corp ......................................     38,737    2,329,062
Chase Manhattan Corp. .................................     24,000    1,633,500
First Union Corp. .....................................     16,400      997,325
Fleet Financial Group Inc. ............................     24,400    1,090,375
J.P. Morgan & Co., Inc. ...............................      8,200      861,513
Keycorp................................................     10,000      320,000
Republic New York Corp. ...............................      5,800      264,263
                                                                   ------------
                                                                      9,166,394
                                                                   ------------
Financial Services (3.2%)
Citigroup Inc .........................................      6,250      309,375
Countrywide Credit Industries Inc. ....................     16,100      808,019
Federal Home Loan Mortgage Corp. ......................     25,200    1,623,825
Federal National Mortgage Association..................     27,600    2,042,400
                                                                   ------------
                                                                      4,783,619
                                                                   ------------
Insurance (7.6%)
Aetna Inc. ............................................      9,600      754,800
Allstate Corp. ........................................     28,600    1,104,675
Ambac Inc. ............................................      1,600       96,300
American General Corp. ................................     18,852    1,470,456
American International Group Inc. .....................      2,925      282,628
Chubb Corp. ...........................................     13,400      869,325
CIGNA Corp. ...........................................     12,900      997,331
Foundation Health Systems Inc.*........................     20,250      241,734
Lincoln National Corp. ................................      8,500      695,406
Loews Corp. ...........................................      3,100      304,575
MBIA Inc. .............................................     12,600      826,088
Provident Cos., Inc. ..................................     24,400    1,012,600
SAFECO Corp. ..........................................     14,600      626,888
St. Paul Cos. Inc. ....................................     19,600      681,100
Torchmark Corp. .......................................     12,800      452,000
UNUM Corp. ............................................     17,700    1,033,237
                                                                   ------------
                                                                     11,449,143
                                                                   ------------
Savings And Loan (0.5%)
Golden West Financial Corp. ...........................      8,000      733,500
                                                                   ------------
TOTAL FINANCE..........................................              26,132,656
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

GENERAL BUSINESS (0.9%)
Business Services (0.2%)
DeLuxe Corp. ..........................................      9,900 $    361,969
                                                                   ------------
Communication Services (0.7%)
MCI Worldcom Inc*......................................     14,000    1,004,500
                                                                   ------------
TOTAL GENERAL BUSINESS.................................               1,366,469
                                                                   ------------
MISCELLANEOUS (2.3%)
Conglomerates (0.7%)
ITT Industries Inc. ...................................     15,400      612,150
Raytheon Company Class B...............................      5,100      271,575
Textron Inc. ..........................................      1,800      136,687
                                                                   ------------
                                                                      1,020,412
                                                                   ------------
Miscellaneous (1.6%)
Allegheny Energy Inc. .................................     17,500      603,750
FDX Corporation*.......................................     15,000    1,335,000
Hartford Financial Services Group......................      8,200      449,975
Waddell & Reed Financial Inc Class A...................          3           71
Waddell & Reed Financial Inc Class B...................          6          140
                                                                   ------------
                                                                      2,388,936
                                                                   ------------
TOTAL MISCELLANEOUS....................................               3,409,348
                                                                   ------------
SHELTER (0.4%)
Construction Materials (0.1%)
Owens Corning Fiberglas Corp. .........................      5,300      187,819
                                                                   ------------
Homebuilders (0.3%)
Centex Corp. ..........................................      9,600      432,600
                                                                   ------------
TOTAL SHELTER..........................................                 620,419
                                                                   ------------
TECHNOLOGY (15.7%)
Aerospace (2.3%)
B.F. Goodrich Co. .....................................     22,500      807,188
Boeing Co. ............................................     26,300      858,037
Litton Industries Inc.*................................     11,600      756,900
Lockheed Martin Corp. .................................      6,300      533,925
Northrop Grumman Corp. ................................      5,000      365,625
Rockwell International Corp. ..........................      2,400      116,550
                                                                   ------------
                                                                      3,438,225
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Computers & Business Equipment (6.7%)
Cisco Systems Inc.*....................................     13,500 $  1,252,969
Hewlett Packard Co. ...................................     23,700    1,619,006
IBM Corp. .............................................     21,600    3,990,600
Quantum Corp.*.........................................     33,100      703,375
Sun Microsystems Inc.*.................................     21,600    1,849,500
Tech Data Corp.*.......................................     17,800      716,450
                                                                   ------------
                                                                     10,131,900
                                                                   ------------
Electronics (4.2%)
AMP Inc. ..............................................     14,218      740,225
Avnet Inc. ............................................     12,100      732,050
Intel Corp. ...........................................     13,600    1,612,450
Lucent Technologies Inc. ..............................     10,008    1,100,880
National Semiconductor Corp.*..........................     56,300      760,050
Teradyne Inc.*.........................................     14,500      614,437
Thomas & Betts Corp. ..................................     18,100      783,956
                                                                   ------------
                                                                      6,344,048
                                                                   ------------
Software (2.5%)
Microsoft Corp.*.......................................     27,400    3,800,038
                                                                   ------------
TOTAL TECHNOLOGY.......................................              23,714,211
                                                                   ------------
TRANSPORTATION (2.2%)
Railroads & Equipment (1.9%)
Burlington Northern Santa Fe Inc. .....................     26,700      901,125
CSX Corp. .............................................     19,700      817,550
Norfolk Southern Corp. ................................     18,100      573,544
Union Pacific Corp. ...................................     14,200      639,887
                                                                   ------------
                                                                      2,932,106
                                                                   ------------
Trucking & Freight Forwarding (0.3%)
Ryder Systems Inc. ....................................     16,300      423,800
                                                                   ------------
TOTAL TRANSPORTATION...................................               3,355,906
                                                                   ------------
UTILITIES (8.9%)
Electric Utilities (2.9%)
American Electric Power Co., Inc. .....................     14,500      682,406
GPU Inc. ..............................................     21,300      941,193
PG&E Corp. ............................................     26,200      825,300
Puget Sound Power & Light Co. .........................     10,200      284,325
Unicom Inc. ...........................................     24,300      937,069
Wisconsin Energy Corp. ................................     24,000      754,500
                                                                   ------------
                                                                      4,424,793
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1998

                                                          Shares      Value
                                                        ---------- ------------

Telephone (6.0%)
Ameritech Corp. ......................................       7,100 $    449,963
AT&T Corp. ...........................................      28,000    2,107,000
Bell Atlantic Corp. ..................................      19,584    1,037,952
Bellsouth Corp. ......................................      11,000      548,625
GTE Corp. ............................................      27,300    1,774,500
SBC Communications Inc. ..............................      31,800    1,705,275
US West Inc ..........................................      21,500    1,389,437
                                                                   ------------
                                                                      9,012,752
                                                                   ------------
TOTAL UTILITIES.......................................               13,437,545
                                                                   ------------
TOTAL COMMON STOCK (cost $106,501,692)................              140,013,189
                                                                   ------------
American Depositary Receipts** (2.2%)
BASIC INDUSTRIES (0.9%)
Aluminum (0.5%)
Alcan Aluminum Ltd. ..................................      25,700      695,506
                                                                   ------------
Chemicals (0.4%)
Millennium Chemicals Inc. ............................      29,200      580,350
                                                                   ------------
TOTAL BASIC INDUSTRIES................................                1,275,856
                                                                   ------------
CONSUMER BASICS (0.5%)
Drugs & Health Care (0.5%)
Smithkline Beecham P L C..............................      11,400      792,300
                                                                   ------------
ENERGY (0.6%)
International Oil (0.6%)
Royal Dutch Petroleum Co. ............................      19,600      938,350
                                                                   ------------
MISCELLANEOUS (0.2%)
Conglomerates (0.2%)
Canadian Pacific Limited..............................      17,900      337,862
                                                                   ------------
TOTAL AMERICAN DEPOSITARY RECEIPTS (cost $3,063,917)..                3,344,368
                                                                   ------------
TOTAL INVESTMENT SECURITIES (cost $109,565,609).......              143,357,557
                                                                   ------------
                                                          Units
                                                        ----------
SHORT TERM INVESTMENTS (4.9%)
State Street Bank Yield Enhanced Short Term Investment
 Fund
 (cost $7,445,098)....................................   7,445,098    7,445,098
                                                                   ------------
TOTAL INVESTMENTS--(cost $117,010,707) (100.00%)......              150,802,655
Liabilities in excess of other assets--(0.0%).........                  (19,715)
                                                                   ------------
NET ASSETS--(100.00%).................................             $150,782,940
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Schedule of Investments

                               Value Equity Fund

                               December 31, 1997
*  Non-income producing security.
** An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
State Street Bank collective investment funds, at value:
  Stable Asset Return Fund (cost of $6,819,845 and units of
   6,819,845).....................................................  $ 6,819,845
  Intermediate Bond Fund (cost of $7,374,260 and units of
   612,739).......................................................    7,956,487
  Value Equity Fund (cost of $1,393,243 and units of 67,632)......    1,591,297
  Growth Equity Fund (cost of $1,250,845 and units of 3,199)......    1,591,297
  Index Equity Fund (cost of $2,685,334 and units of 117,204).....    3,182,595
  International Equity Fund (cost of $1,455,281 and units of
   75,535)........................................................    1,591,297
Receivable for investments sold...................................      582,807
                                                                    -----------
    Total Assets..................................................   23,315,625
                                                                    -----------
Liabilities
Payable for investments purchased.................................      271,760
Payable for fund units redeemed...................................      311,044
Accrued expenses..................................................        1,554
                                                                    -----------
    Total Liabilities.............................................      584,358
                                                                    -----------
Net assets (equivalent to $14.69 per unit based on 1,547,249 units outstanding).....................................................  $22,731,267
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                            Statement of Operations

                                                                       For the
                                                                      year ended
                                                                     December 31,
                                                                         1998
                                                                     ------------
Investment income...................................................  $       --
Service fees........................................................      17,315
                                                                      ----------
Net investment loss.................................................     (17,315)
                                                                      ----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments..................................   2,286,216
  Change in net unrealized appreciation.............................     375,792
                                                                      ----------
    Net realized and unrealized gain on investments.................   2,662,008
                                                                      ----------
Net increase in net assets resulting from operations................  $2,644,693
                                                                      ==========




   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                              For the
                                                            year ended
                                                           December 31,
                                                      ------------------------
                                                         1997         1998
                                                      -----------  -----------
From operations
  Net investment loss................................ $   (13,726) $   (17,315)
  Net realized gain on investments...................   1,207,158    2,286,216
  Net change in unrealized appreciation on
   investments.......................................     616,834      375,792
                                                      -----------  -----------
  Net increase in net assets resulting from
   operations........................................   1,810,266    2,644,693
                                                      -----------  -----------
From unitholder transactions
  Proceeds from sales of units.......................   8,482,695   11,914,074
  Cost of units redeemed.............................  (4,266,120)  (9,055,318)
                                                      -----------  -----------
  Net increase in net assets resulting from
   unitholder transactions...........................   4,216,575    2,858,756
                                                      -----------  -----------
    Net increase in net assets.......................   6,026,841    5,503,449
  Net assets beginning of year.......................  11,200,977   17,227,818
                                                      -----------  -----------
  Net assets end of year............................. $17,227,818  $22,731,267
                                                      ===========  ===========
Number of units
  Outstanding--beginning of year.....................     977,202    1,328,560
    Sold.............................................     699,243      872,939
    Redeemed.........................................    (347,885)    (654,250)
                                                      -----------  -----------
  Outstanding--end of year...........................   1,328,560    1,547,249
                                                      ===========  ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                                  For the period
                                   September 5,
                                       1995
                                   (Commencement      For the year ended
                                 of Operations) to       December 31,
                                   December 31,     ---------------------------
                                       1995          1996      1997      1998
                                 -----------------  -------   -------   -------
Investment income..............       $ .001        $   --    $   --    $   --
Expenses.......................        (.003)          (.01)     (.01)     (.01)
                                      ------        -------   -------   -------
Net investment loss............        (.002)          (.01)     (.01)     (.01)
Net realized and unrealized
 gain on investments...........         .472           1.00      1.52      1.73
                                      ------        -------   -------   -------
Net increase...................          .47            .99      1.51      1.72
Net asset value at beginning of
 period........................        10.00          10.47     11.46     12.97
                                      ------        -------   -------   -------
Net asset value at end of
 period........................       $10.47        $ 11.46   $ 12.97   $ 14.69
                                      ======        =======   =======   =======
Ratio of expenses to average
 net assets....................          .09 %**        .10 %     .09 %     .08 %
Ratio of net investment loss to
 average net assets............         (.06)%**       (.10)%    (.09)%    (.08)%
Portfolio turnover***..........            3 %****       34 %      33 %      57 %
Total return...................         4.70 %****     9.46 %   13.18 %   13.26 %
Net assets at end of period (in
 thousands)....................       $5,372        $11,201   $17,228   $22,731

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
**** Not annualized.



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1998
                                                                    ------------
Assets
State Street Bank collective investment funds, at value:
  Stable Asset Return Fund (cost of $8,435,186, and units of
   8,435,186).....................................................  $ 8,435,186
  Intermediate Bond Fund (cost of $22,793,310 and units of
   1,948,811).....................................................   25,305,558
  Value Equity Fund (cost of $7,309,596 and units of 394,353).....    9,278,705
  Growth Equity Fund (cost of $6,433,166 and units of 18,654).....    9,278,706
  Index Equity Fund (cost of $14,549,752 and units of 714,469)....   19,400,928
  International Equity Fund (cost of $11,159,358, and units of
   600,592).......................................................   12,652,779
Receivable for investments sold...................................    1,134,297
                                                                    -----------
    Total Assets..................................................   85,486,159
                                                                    -----------
Liabilities
Payable for investments purchased.................................    1,088,389
Payable for fund units redeemed...................................       45,909
Accrued expenses..................................................        5,542
                                                                    -----------
    Total Liabilities.............................................    1,139,840
                                                                    -----------
Net assets (equivalent to $16.35 per unit based on 5,159,072 units outstanding).....................................................  $84,346,319
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                            Statement of Operations

                                                                      For the
                                                                     year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Investment income.................................................. $       --
Service fees.......................................................      60,934
                                                                    -----------
Net investment loss................................................     (60,934)
                                                                    -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments.................................   5,960,152
  Change in net unrealized appreciation............................   6,086,445
                                                                    -----------
    Net realized and unrealized gain on investments................  12,046,597
                                                                    -----------
Net increase in net assets resulting from operations............... $11,985,663
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                        For the year ended
                                                           December 31,
                                                     -------------------------
                                                        1997          1998
                                                     -----------  ------------
From operations
  Net investment loss............................... $   (50,019) $    (60,934)
  Net realized gain on investments..................   3,024,522     5,960,152
  Net change in unrealized appreciation on
   investments......................................   4,925,526     6,086,445
                                                     -----------  ------------
  Net increase in net assets resulting from
   operations.......................................   7,900,029    11,985,663
                                                     -----------  ------------
From unitholder transactions
  Proceeds from sales of units......................  31,899,113    17,196,145
  Cost of units redeemed............................  (6,321,601)  (10,930,370)
                                                     -----------  ------------
  Net increase in net assets resulting from
   unitholder transactions..........................  25,577,512     6,265,775
                                                     -----------  ------------
    Net increase in net assets......................  33,477,541    18,251,438
  Net assets at beginning of year...................  32,617,340    66,094,881
                                                     -----------  ------------
  Net assets at end of year......................... $66,094,881  $ 84,346,319
                                                     ===========  ============
Number of units
  Outstanding--beginning of year....................   2,733,228     4,744,620
    Sold............................................   2,500,711     1,150,444
    Redeemed........................................    (489,319)     (735,992)
                                                     -----------  ------------
  Outstanding--end of year..........................   4,744,620     5,159,072
                                                     ===========  ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                       Selected Per-Unit Data and Ratios
                (For a unit outstanding throughout the period)*

                                For the period
                                 September 5,
                                     1995
                                 (Commencement      For the year ended
                               of Operations to)       December 31,
                                 December 31,     ---------------------------
                                     1995          1996      1997      1998
                               -----------------  -------   -------   -------
Investment income.............      $  .001       $   --    $   --    $   --
Expenses......................        (.003)         (.01)     (.01)     (.01)
                                    -------       -------   -------   -------
Net investment loss...........        (.002)         (.01)     (.01)     (.01)
Net realized and unrealized
 gain on investments..........         .542          1.40      2.01      2.43
                                    -------       -------   -------   -------
Net increase in unit value....          .54          1.39      2.00      2.42
Net asset value at beginning
 of period....................        10.00         10.54     11.93     13.93
                                    -------       -------   -------   -------
Net asset value at end of
 period.......................      $ 10.54       $ 11.93   $ 13.93   $ 16.35
                                    =======       =======   =======   =======
Ratio of expenses to average
 net assets...................          .09 %**       .10 %     .09 %     .08 %
Ratio of net investment loss
 to average net assets........         (.06)%**      (.10)%    (.09)%    (.08)%
Portfolio turnover***.........            4 %****      27 %      18 %      31 %
Total return..................         5.40 %****   13.19 %   16.76 %   17.37 %
Net assets at end of period
 (in thousands)...............      $12,379       $32,617   $66,095   $84,346

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
**** Not annualized.



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                     December
                                                                        31,
                                                                       1998
                                                                    -----------
Assets
State Street Bank collective investment funds, at value:
  Intermediate Bond Fund (cost of $9,119,606 and units of 772,222). $10,027,386
  Value Equity Fund (cost of $7,778,271 and units of 426,173)......  10,027,386
  Growth Equity Fund (cost of $6,751,018 and units of 20,160)......  10,027,386
  Index Equity Fund (cost of $14,631,343 and units of 738,548).....  20,054,773
  International Equity Fund (cost of $11,841,153 and units of
   634,629)........................................................  13,369,848
  Aggressive Equity Fund (cost of 2,940,766 and units of 64,933)...   3,342,462
Receivable for investments sold....................................     982,748
                                                                    -----------
    Total Assets...................................................  67,831,989
                                                                    -----------
Liabilities
Payable for investments purchased..................................     860,393
Payable for fund units redeemed....................................     122,355
Accrued expenses...................................................       4,358
                                                                    -----------
    Total Liabilities..............................................     987,106
                                                                    -----------
Net assets (equivalent to $17.92 per unit based on 3,729,881 units outstanding)...................................................... $66,844,883
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                            Statement of Operations

                                                                      For the
                                                                     year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Investment income.................................................. $        --
Service fees.......................................................      49,096
                                                                    -----------
Net investment loss................................................     (49,096)
                                                                    -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments.................................   4,637,419
  Change in net unrealized appreciation............................   6,270,204
                                                                    -----------
    Net realized and unrealized gain on investments................  10,907,623
                                                                    -----------
Net increase in net assets resulting from operations............... $10,858,527
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                       Statement of Changes in Net Assets


                                                              For the
                                                            year ended
                                                           December 31,
                                                      ------------------------
                                                         1997         1998
                                                      -----------  -----------
From operations
  Net investment loss................................ $   (40,062) $   (49,096)
  Net realized gain on investments...................   2,739,133    4,637,419
  Net change in unrealized appreciation on
   investments.......................................   4,820,721    6,270,204
                                                      -----------  -----------
  Net increase in net assets resulting from
   operations........................................   7,519,792   10,858,527
                                                      -----------  -----------
From unitholder transactions
  Proceeds from sales of units.......................  25,053,575   13,025,505
  Cost of units redeemed.............................  (6,263,219)  (8,907,158)
                                                      -----------  -----------
  Net increase in net assets resulting from
   unitholder transactions...........................  18,790,356    4,118,347
                                                      -----------  -----------
    Net increase in net assets.......................  26,310,148   14,976,874
  Net assets at beginning of year....................  25,557,861   51,868,009
                                                      -----------  -----------
  Net assets at end of year.......................... $51,868,009  $66,844,883
                                                      ===========  ===========
Number of units
  Outstanding--beginning of year.....................   2,060,096    3,478,382
    Sold.............................................   1,866,881      802,924
    Redeemed.........................................    (448,595)    (551,425)
                                                      -----------  -----------
  Outstanding--end of year...........................   3,478,382    3,729,881
                                                      ===========  ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                       Selected Per-Unit Data and Ratios
                (For a unit outstanding throughout the period)*

                                  For the period
                                   September 5,
                                       1995                 For the
                                   (Commencement          year ended
                                 of Operations) to       December 31,
                                   December 31,     ---------------------------
                                       1995          1996      1997      1998
                                 -----------------  -------   -------   -------
Investment income..............       $ .001        $   --    $   --    $   --
Expenses.......................        (.003)          (.01)     (.01)     (.01)
                                      ------        -------   -------   -------
Net investment loss............        (.002)          (.01)     (.01)     (.01)
Net realized and unrealized
 gain on investments...........         .572           1.85      2.51      3.02
                                      ------        -------   -------   -------
Net increase in unit value.....          .57           1.84      2.50      3.01
Net asset value at beginning of
 period........................        10.00          10.57     12.41     14.91
                                      ------        -------   -------   -------
Net asset value at end of
 period........................       $10.57        $ 12.41   $ 14.91   $ 17.92
                                      ======        =======   =======   =======
Ratio of expenses to average
 net assets....................          .09 %**        .10 %     .09 %     .08 %
Ratio of net investment loss to
 average net assets............         (.06)%**       (.10)%    (.09)%    (.08)%
Portfolio turnover***..........            3 %****       28 %      18 %      26 %
Total return...................         5.70 %****    17.41 %   20.15 %   20.19 %
Net assets at end of period (in
 thousands)....................       $9,999        $25,558   $51,868   $66,845

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
**** Not annualized.



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

    Index Equity Fund--replication of the total return of the Russell 3,000 Index. Currently invests in the State Street Bank S&P 500 Index Fund with Futures (the "500 Index Fund") and State Street Bank Russell Special Small Company Common Trust Fund (the "Russell Fund"), separate State Street Bank and Trust Company ("State Street Bank" or the "Trustee") collective investment funds. The 500 Index Fund invests in equity securities which comprise the Standard & Poor's 500 Index and the Russell Fund invests in securities contained in the Russell Special Company Index. Prior to April 1, 1998, the Fund invested in the State Street Bank Flagship S&P 500 Index Fund. Effective April 1, 1998, the Fund began to invest in the State Street Bank S&P 500 Index Fund with Futures.

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

    Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality money market instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank collective investment fund. SAFT invests in investment contracts of insurance companies, banks and financial institutions and in the State Street Bank Yield Enhanced Short Term Investment Fund, a separate State Street Bank collective investment fund.

    Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued.

        American Bar Association Members/State Street Collective Trust

    Structured Portfolio Service

      Conservative--higher current investment income and some capital appreciation.

      Moderate--high current investment income and greater capital appreciation.

      Aggressive--long term growth of capital and lower current investment income.

  Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See the Statement of Assets and Liabilities of each Portfolio for Fund allocation at December 31, 1998.

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

         American Bar Association Members/State Street Collective Trust

  Foreign securities not traded directly or in American Depositary Receipt
(ADR) form in the United States are valued in the local currency at the last sale price on the respective exchange. Foreign currency is converted into its U.S. dollar equivalent at current exchange rates.

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

  Futures contracts are valued at the last settlement price at the end of each day on the board of trade or exchange upon which they are traded.

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

 C. Income Taxes

  State Street Bank, on behalf of the Trust, has received a favorable determination letter dated March 9, 1992, from the Internal Revenue Service which concluded that the Trust is a trust arrangement described in Rev. Rule. 81-100, 1981, C.B. 326 and exempt from federal income tax pursuant to Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

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

        American Bar Association Members/State Street Collective Trust

 E. Sales and Redemptions of Units of Participation

  The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of registered units, each unit to be offered and sold daily at the respective Fund's and Portfolio's net asset value.

 F. TBA Commitments

  The Balanced Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Balanced Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, which risk is in addition to the risk of decline in the value of the Fund's other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under "Security Valuation" above. The Fund may dispose of a commitment prior to settlement if the Fund's advisor deems it appropriate to do so.

 G. Futures Contracts

  Effective October 1, 1998, the Growth Equity Fund may use futures contracts to manage exposure to the equity market. Buying futures tends to increase a fund's exposure to the underlying instrument. Selling futures tends to decrease a fund's exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

  The fund enters into futures contracts only on exchanges or boards of trades where the exchange or board of trade acts as the counterparty to the transaction. Thus, credit risk on such transactions is limited to the failure of the exchange or board of trade. Losses in value may arise from changes in the value of the underlying instruments or if there is an illiquid secondary market for the contracts. In addition, there is the risk that there may not be an exact correlation between a futures contract and the underlying index.

  Upon entering into a futures contract, the fund is required to deposit either in cash or securities an amount ("initial margin") equal to a certain percentage of the nominal value of the contract. Subsequent payments are made or received by the fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the fund. A gain or loss is realized when the contract is closed or expires. There were no open futures contracts at December 31, 1998.

 H. Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. Investment Advisory, Investment Management and Related Party Transactions

  State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Dresdner RCM Global Investors LLC, the institutional

         American Bar Association Members/State Street Collective Trust investment management area of Dresdner Bank Group, Sit Investment Associates, Inc., Miller, Anderson & Sherrerd, a wholly owned subsidiary of Morgan Stanley Asset Management Holdings, Inc., Lincoln Capital Management Company, Sanford C. Bernstein & Co., Inc., and Bankers Trust Company to advise it with respect to its investment responsibility. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets and provides State Street Bank with advice regarding the various portions of the Funds in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

  A fee is paid to each investment advisor for certain of the funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the contract. These fees are accrued on a daily basis and paid monthly from the assets. Fee rate ranges based on the respective breakpoints are as follows:

                                                                 Fee Rate
   Investment Advisor                                              Range
   ------------------                                         ---------------
   Capital Guardian Trust Company (Growth Equity, Aggressive
    Equity and Balanced)..................................... .225% to   .50%*
   Dresdner RCM Global Investors LLC (Growth Equity).........  .25% to   .70%
   Sit Investment Associates (Aggressive Equity).............  .60% to  1.00%
   Miller, Anderson & Sherrerd, LLP (Balanced)............... .125% to   .50%
   Lincoln Capital Management Company (Growth Equity)........  .15% to .4675%
   Sanford C. Bernstein & Co., Inc. (Value Equity)...........  .15% to   .50%
   Bankers Trust Company (Growth Equity)..................... .010% to  .075%**

--------
*  Subject to a 5% fee reduction based on aggregate fees.
**  Minimum fee of $75,000.

  Price-Fleming manager of the T. Rowe Price International Stock Fund, pays a .10% fee based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $70,221 relating to this fee for the year ended December 31, 1998.

  A program fee ("Program Fee") is paid to State Street Bank and ABRA based on the value of Program assets. This fee is accrued on a daily basis and paid monthly from the assets of the Funds based on the following annual rates:

                                                     Rate for        Rate for
                                                 State Street Bank     ABRA
                                                    Year ended      Year ended
                                                   December 31,    December 31,
   Value of Program Assets                             1998            1998
   -----------------------                       ----------------- ------------
   First $500 million...........................       .564%           .075%
   Next $850 million............................        .40            .065
   Next $1.15 billion...........................        .25            .035
   Next $1.5 billion............................       .175            .025
   Over $4.0 billion............................        .15            .015

  Program fees are allocated to each Fund based on net asset value. State Street Bank and ABRA received Program fees of $9,453,811 and $1,378,479 for the year ended December 31, 1998, respectively.

         American Bar Association Members/State Street Collective Trust

  A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

   Value of Assets in Balanced, Value Equity,
   Growth Equity,Aggressive Equity and International Equity Funds         Rate
   --------------------------------------------------------------         ----
   First $500 million....................................................  .10%
   Next $500 million..................................................... .075
   Over $1 million.......................................................  .05

   Value of Asset in Index Equity Fund                                    Rate
   -----------------------------------                                    ----
   First $50 million.....................................................  .20%
   Over $50 million......................................................  .13
   Value of Assets in Stable Asset Return Fund*                           Rate
   --------------------------------------------                           ----
   First $750 million....................................................  .20%
   Next $250 million.....................................................  .10
   Over $1.0 billion..................................................... .075
   Value of Assets in Intermediate Bond Fund                              Rate
   -----------------------------------------                              ----
   First $500 million....................................................  .10%
   Next $500 million..................................................... .075
   Over $1.0 billion.....................................................  .05

--------
* For the purpose of determining the management fees charged to assets invested in the Stable Asset Return Fund and administrative fees charged to assets invested in Insurance Investment Contracts (an investment option of the Program not included in the Trust), the amount of the assets held in these two investment options is aggregated.

  State Street Bank received trustee, management and administration fees which aggregated $3,058,460 or the year ended December 31, 1998. These fees are allocated to each Fund based on net asset value.

  Assets allocated to the Portfolios are not subject to any fees except an annual service fee of .10% for the first $100 million and .05% over $100 million. State Street Bank received Portfolio service fees of $127,345 for the year ended December 31, 1998.

        American Bar Association Members/State Street Collective Trust

4. Purchases and Sales of Securities

  The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

                                                       Year ended December 31,
                                                                1998
                                                      -------------------------
                                                       Purchases      Sales
                                                      ------------ ------------
   Aggressive Equity Fund............................ $174,231,155 $209,019,044
   Growth Equity Fund................................  509,565,775  542,276,241
   Balanced Fund.....................................  853,580,671  828,374,083
   Stable Asset Return Fund..........................  224,873,940  176,337,357
   Index Equity Fund.................................  193,664,015  173,743,358
   Value Equity Fund.................................   50,741,738   36,573,214
   International Equity Fund.........................   83,018,320   79,701,799
   Intermediate Bond Fund............................   63,064,238   17,914,351
   Conservative Structured Portfolio Service.........   14,746,174   11,904,462
   Moderate Structured Portfolio Service.............   28,452,250   22,246,702
   Aggressive Structured Portfolio Service...........   19,729,031   15,659,815

  The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                                       Year ended December 31,
                                                                1998
                                                      -------------------------
                                                       Purchases      Sales
                                                      ------------ ------------
   Growth Equity Fund................................ $    128,623 $        --
   Balanced Fund.....................................   86,665,337  129,339,635
   Value Equity Fund.................................    1,359,433    7,428,672

5. Organizational Expenses and Offering Costs

  Expenses incurred in connection with the addition of new Funds and Portfolios and the reorganization of the Program in 1995 included state and federal securities registration fees, legal and accounting fees and expenses and printing costs. These expenses were allocated to the Funds based on net asset value, capitalized by each Fund and amortized over a period of 36 months on a straight line basis ending September 1998. Organizational costs were reallocated on a quarterly basis between Funds based on net asset value. There were no organizational expenses allocated to the Portfolios.

  Registration fees of $556,000 were incurred in December 1998 for the registration for sale of additional units. These fees have been deferred and are being amortized over the expected period of sale of the units (two years).

6. Geographic and Industry Concentration

  American Depositary Receipts ("ADRs") represent ownership of foreign securities on deposit with a domestic custodian bank. Certain Funds maintain investments in ADRs which involve special risks. These securities may be subject to foreign government taxes that reduce their attractiveness. Other risks of investing in such securities include political or economic instability in the country involved, the difficulty of predicting international trade patterns and the possibility of the imposition of exchange controls. Foreign issuers generally are not subject to uniform accounting, auditing and financial reporting standards comparable to those applicable to domestic issuers. There is generally less regulation of stock exchanges, brokers, banks and companies abroad than in the United States. With respect to certain foreign countries, there is a possibility of expropriation or diplomatic developments which could adversely affect investment in these countries. ADRs do not lessen the risk of investing in

        American Bar Association Members/State Street Collective Trust foreign issuers; however, by investing in ADRs rather than directly in foreign issuers' stock, the Funds will avoid currency risks during the settlement period for purchases or sales. In addition, the domestic market for ADRs may be more liquid than the foreign market for the underlying securities.

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

7. Subsequent Events

  On November 9, 1998, State Street Bank and ABRA amended and restated the agreement under which State Street Bank provides administrative services to the Program resulting in the following changes in fees:

    State Street Bank Program expense fee:

      The Program fee for the year ending December 31, 1999 will be a fixed fee of $7,450,000. Effective January 1, 2000, the fee will be calculated monthly as one-twelfth of the sum of (a) $750,000 plus (b) $191 multiplied by the number of participants in the Program, as further defined in the agreement.

    State Street Bank trustee, management and administrative fees:

      Effective January 1, 1999, the fee payable to State Street Bank for its management administration and custody services for each of the funds will be as follows:

                                                                           Rate
                                                                           -----
       First $1.0 billion.................................................  .10%
       Next $1.8 billion.................................................. .058%
       Over $2.8 billion.................................................. .025%

  The Structured Portfolio Service will no longer be charged a separate annual fee.

  Effective February 9, 1999, the Index Equity Fund replaced the 500 Index Fund and the Russell Fund with the State Street Bank Russell 3000 Non-Lending Fund, a separate State Street Bank collective investment fund.