Form 10-Q
period 1999-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1999-05-17
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


                         Commission file Nos. 333-69427

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

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk.......................................49

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

Part I. Financial Information
Item 1. Financial Statements (unaudited)

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $237,949,251)                                           $274,276,769
    Cash                                                                                   1,606,207
    Receivable  for  investments  sold                                                       550,649
    Receivable  for  fund  units  sold                                                             0
    Dividends  and  interest  receivable                                                     115,828
    Other  assets                                                                             42,538
                                                                                 --------------------
         Total  assets                                                                   276,591,991
                                                                                 --------------------
Liabilities
    Payable for investments purchased                                                      1,330,315
    Payable for fund units purchased                                                          93,590
    Accrued expenses                                                                         447,761
    Other liabilities                                                                              0
                                                                                 --------------------
         Total liabilities                                                                 1,871,666
                                                                                 --------------------
Net assets                                                                              $274,720,325
                                                                                 ====================
Net asset value, redemption price and offering price per unit of beneficial
interest ($274,720,325/5,365,255 units outstanding)                                           $51.20
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income:
     Dividend income                                                                        $315,287
     Interest income                                                                          87,172
                                                                                 --------------------
          Net investment income                                                              402,459

Expenses:
     Investment  advisory  fee                                                               308,418
     State  Street  Bank  &  Trust  Company - program  fee                                   156,180
     American  Bar  Retirement  Association - program  fee                                    32,156
     Trustee, management and administration fees                                              56,184
     Other  expenses  and  taxes                                                              41,846
     Amortization  of  organization  expenses                                                  6,087
                                                                                 --------------------
          Total expenses                                                                     600,871
                                                                                 --------------------
          Net investment loss                                                               (198,412)
                                                                                 --------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                 10,825,270
    Unrealized depreciation of investments during the period                             (11,894,596)
                                                                                 --------------------
          Net loss on investments                                                         (1,069,326)
                                                                                 --------------------
          Net decrease in net assets resulting from operations                           $(1,267,738)
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Decrease in net assets from:
    Operations:
          Net investment loss                                                              $(198,412)
          Net realized gain on investments                                                10,825,270
          Unrealized depreciation of investments during the period                       (11,894,596)
                                                                                 --------------------
          Net decrease in net assets resulting from operations                            (1,267,738)
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                     4,380,445
          Cost of units redeemed                                                         (27,247,245)

          Net decrease in net assets resulting from participant transactions             (22,866,800)
                                                                                 --------------------
                    Total decrease in net assets                                         (24,134,538)
Net assets:
          Beginning of period                                                            298,854,863
                                                                                 --------------------
          End of period                                                                 $274,720,325
                                                                                 ====================
Number of units:
          Outstanding-beginning of period                                                  5,806,015
               Sold                                                                           85,576
               Redeemed                                                                     (526,336)
                                                                                 --------------------
          Outstanding-end of period                                                        5,365,255
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                              $0.07
Expenses                                                                                       (0.11)
                                                                                 --------------------
Net investment loss                                                                            (0.04)
Net realized and unrealized loss on investments                                                (0.23)
                                                                                 --------------------
Net decrease in unit value                                                                     (0.27)
Net asset value at beginning of period                                                         51.47
                                                                                 --------------------
Net asset value at end of period                                                              $51.20
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.86%
Ratio of net investment loss to average net assets*                                            (0.28)%
Portfolio turnover                                                                             13.00%
Number  of  units  outstanding  at  end  of  period (in thousands)                             5,365
------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $431,750,228)                                           $500,197,535
    Cash                                                                                      14,628
    Receivable  for  investments  sold                                                    12,532,471
    Receivable  for  fund  units  sold                                                             0
    Dividends  and  interest  receivable                                                   1,863,179
    Other  assets                                                                             62,177
                                                                                 --------------------
         Total  assets                                                                   514,669,990
                                                                                 --------------------
Liabilities
    Payable for investments purchased                                                     72,743,624
    Payable for fund units purchased                                                       1,430,453
    Accrued expenses                                                                         433,592
    Other liabilities                                                                              0
                                                                                 --------------------
         Total liabilities                                                                74,607,669
                                                                                 --------------------
Net assets                                                                              $440,062,321
                                                                                 ====================
Net asset value, redemption price and offering price per unit of beneficial
interest ($440,062,321/7,860,399 units outstanding)                                           $55.98
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income:
     Dividend income                                                                        $714,718
     Interest income                                                                       2,582,947
                                                                                 --------------------
          Net investment income                                                            3,297,665

Expenses:
     Investment  advisory  fee                                                               244,724
     State  Street  Bank  &  Trust  Company - program  fee                                   237,321
     American  Bar  Retirement  Association - program  fee                                    48,871
     Trustee, management and administration fees                                              85,388
     Other  expenses  and  taxes                                                              70,597
     Amortization  of  organization  expenses                                                  8,897
                                                                                 --------------------
          Total expenses                                                                     695,798
                                                                                 --------------------
          Net investment income                                                            2,601,867
                                                                                 --------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                  5,412,093
    Unrealized appreciation of investments during the period                              13,866,879
                                                                                 --------------------
          Net gain on investments                                                         19,278,972
                                                                                 --------------------
          Net increase in net assets resulting from operations                           $21,880,839
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Increase in net assets from:
    Operations:
          Net investment income                                                           $2,601,867
          Net realized gain on investments                                                 5,412,093
          Unrealized appreciation of investments during the period                        13,866,879
                                                                                 --------------------
          Net increase in net assets resulting from operations                            21,880,839
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                     9,822,919
          Cost of units redeemed                                                          (6,303,729)

          Net increase in net assets resulting from participant transactions               3,519,190
                                                                                 --------------------
                    Total increase in net assets                                          25,400,029
Net assets:
          Beginning of period                                                            414,662,292
                                                                                 --------------------
          End of period                                                                 $440,062,321
                                                                                 ====================
Number of units:
          Outstanding-beginning of period                                                  7,796,320
               Sold                                                                          178,180
               Redeemed                                                                     (114,101)
                                                                                 --------------------
          Outstanding-end of period                                                        7,860,399
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                              $0.42
Expenses                                                                                       (0.09)
                                                                                 --------------------
Net investment income                                                                           0.33
Net realized and unrealized gain on investments                                                 2.46
                                                                                 --------------------
Net increase in unit value                                                                      2.79
Net asset value at beginning of period                                                         53.19
                                                                                 --------------------
Net asset value at end of period                                                              $55.98
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.65%
Ratio of net investment income to average net assets*                                           2.45%
Portfolio turnover                                                                             66.73%
Number  of  units  outstanding  at  end  of  period (in thousands)                             7,860
------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                          March 31, 1999
                                                                                       --------------------
Assets
    Investments, at value (cost $928,286,790)                                               $1,424,093,429
    Cash                                                                                            18,016
    Receivable  for  investments  sold                                                           5,160,522
    Receivable  for  fund  units  sold                                                             297,230
    Dividends  and  interest  receivable                                                         1,265,611
    Other  assets                                                                                  186,964
                                                                                       --------------------
         Total  assets                                                                       1,431,021,772
                                                                                       --------------------
Liabilities
    Payable for investments purchased                                                            5,899,899
    Payable for fund units purchased                                                               439,942
    Accrued expenses                                                                             1,633,367
    Other liabilities                                                                               32,181
                                                                                       --------------------
         Total liabilities                                                                       8,005,389
                                                                                       --------------------
Net assets                                                                                  $1,423,016,383
                                                                                       ====================
Net asset value, redemption price and offering price per unit of beneficial
interest ($1,423,016,383/2,650,128 units outstanding)                                              $536.96
                                                                                       ====================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 1999
                                                                                         to March 31, 1999
                                                                                       --------------------
Investment income:
     Dividend income                                                                            $2,592,353
     Interest income                                                                               434,137
                                                                                       --------------------
          Net investment income                                                                  3,026,490

Expenses:
     Investment  advisory  fee                                                                     737,553
     State  Street  Bank  &  Trust  Company - program  fee                                         749,154
     American  Bar  Retirement  Association - program  fee                                         154,272
     Trustee, management and administration fees                                                   269,562
     Other  expenses  and  taxes                                                                   219,040
     Amortization  of  organization  expenses                                                       26,752
                                                                                       --------------------
          Total expenses                                                                         2,156,333
                                                                                       --------------------
          Net investment income                                                                    870,157
                                                                                       --------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                       45,435,187
    Unrealized appreciation of investments during the period                                    57,430,744
                                                                                       --------------------
          Net gain on investments                                                              102,865,931
                                                                                       --------------------
          Net increase in net assets resulting from operations                                $103,736,088
                                                                                       ====================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 1999
                                                                                         to March 31, 1999
                                                                                       --------------------
Increase in net assets from:
    Operations:
          Net investment income                                                                   $870,157
          Net realized gain on investments                                                      45,435,187
          Unrealized appreciation of investments during the period                              57,430,744
                                                                                       --------------------
          Net increase in net assets resulting from operations                                 103,736,088
                                                                                       --------------------
    Participant transactions:
          Proceeds from sales of units                                                          41,608,506
          Cost of units redeemed                                                               (20,154,882)

          Net increase in net assets resulting from participant transactions                    21,453,624
                                                                                       --------------------
                    Total increase in net assets                                               125,189,712
Net assets:
          Beginning of period                                                                1,297,826,671
                                                                                       --------------------
          End of period                                                                     $1,423,016,383
                                                                                       ====================
Number of units:
          Outstanding-beginning of period                                                        2,609,243
               Sold                                                                                 78,981
               Redeemed                                                                            (38,096)
                                                                                       --------------------
          Outstanding-end of period                                                              2,650,128
                                                                                       ====================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:                              For the period
                                                                                         January 1, 1999
                                                                                        to March 31, 1999
                                                                                       --------------------
Investment income                                                                                    $1.15
Expenses                                                                                             (0.82)
                                                                                       --------------------
Net investment income                                                                                 0.33
Net realized and unrealized gain on investments                                                      39.23
                                                                                       --------------------
Net increase in unit value                                                                           39.56
Net asset value at beginning of period                                                              497.40
                                                                                       --------------------
Net asset value at end of period                                                                   $536.96
                                                                                       ====================
Ratio of expenses to average net assets*                                                              0.64%
Ratio of net investment loss to average net assets*                                                   0.26%
Portfolio turnover                                                                                   11.17%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   2,650
------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $222,891,139)                                           $234,411,993
    Cash                                                                                           0
    Receivable  for  investments  sold                                                             0
    Receivable  for  fund  units  sold                                                             0
    Dividends  and  interest  receivable                                                           0
    Other  assets                                                                             30,793
                                                                                 --------------------
         Total  assets                                                                   234,442,786
                                                                                 --------------------
Liabilities
    Payable for investments purchased                                                              0
    Payable for fund units purchased                                                         582,701
    Accrued expenses                                                                         121,122
    Other liabilities                                                                              0
                                                                                 --------------------
         Total liabilities                                                                   703,823
                                                                                 --------------------
Net assets                                                                              $233,738,963
                                                                                 ====================

Net asset value, redemption price and offering price per unit of beneficial
interest ($233,738,963/8,323,272 units outstanding)                                           $28.08
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                    For the period
                                                                                    January 1, 1999
                                                                                   to March 31, 1999
                                                                                 --------------------
Investment income:
     Dividend income                                                                              $0
     Interest income                                                                               0
                                                                                 --------------------
          Net investment income                                                                    0

Expenses:
     Investment  advisory  fee                                                                     0
     State  Street  Bank  &  Trust  Company - program  fee                                   122,554
     American  Bar  Retirement  Association - program  fee                                    25,237
     Trustee, management and administration fees                                              44,098
     Other  expenses  and  taxes                                                              35,321
     Amortization  of  organization  expenses                                                  4,406
                                                                                 --------------------
          Total expenses                                                                     231,616
                                                                                 --------------------
          Net investment loss                                                               (231,616)
                                                                                 --------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                 22,920,797
    Unrealized depreciation of investments during the period                             (15,152,319)
                                                                                 --------------------
          Net gain on investments                                                          7,768,478
                                                                                 --------------------
          Net increase in net assets resulting from operations                            $7,536,862
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period
                                                                                    January 1, 1999
                                                                                   to March 31, 1999
                                                                                 --------------------
Increase in net assets from:
    Operations:
          Net investment loss                                                              $(231,616)
          Net realized gain on investments                                                22,920,797
          Unrealized depreciation of investments during the period                       (15,152,319)
                                                                                 --------------------
          Net increase in net assets resulting from operations                             7,536,862
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                    18,138,492
          Cost of units redeemed                                                          (2,260,120)

          Net increase in net assets resulting from participant transactions              15,878,372
                                                                                 --------------------
                    Total increase in net assets                                          23,415,234
Net assets:
          Beginning of period                                                            210,323,729
                                                                                 --------------------
          End of period                                                                 $233,738,963
                                                                                 ====================
Number of units:
          Outstanding-beginning of period                                                  7,745,510
               Sold                                                                          658,186
               Redeemed                                                                      (80,424)
                                                                                 --------------------
          Outstanding-end of period                                                        8,323,272
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                              $0.00
Expenses                                                                                       (0.03)
                                                                                 --------------------
Net investment loss                                                                            (0.03)
Net realized and unrealized gain on investments                                                 0.96
                                                                                 --------------------
Net increase in unit value                                                                      0.93
Net asset value at beginning of period                                                         27.15
                                                                                 --------------------
Net asset value at end of period                                                              $28.08
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.42%
Ratio of net investment loss to average net assets*                                            (0.42)%
Portfolio turnover**                                                                          117.95%
Number  of  units  outstanding  at  end  of  period (in thousands)                             8,323
------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the collective investment funds in which the fund invests, rather than the turnover of the underlying portfolios of such collective investment funds.

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $134,571,194)                                           $132,601,008
    Cash                                                                                           0
    Receivable  for  investments  sold                                                             0
    Receivable  for  fund  units  sold                                                       971,037
    Dividends  and  interest  receivable                                                     643,324
    Other  assets                                                                             19,289
                                                                                 --------------------
         Total  assets                                                                   134,234,658
                                                                                 --------------------
Liabilities
    Payable for investments purchased                                                      1,132,963
    Payable for fund units purchased                                                         436,432
    Accrued expenses                                                                          72,277
    Other liabilities                                                                              0
                                                                                 --------------------
         Total liabilities                                                                 1,641,672
                                                                                 --------------------
Net assets                                                                              $132,592,986
                                                                                 ====================
Net asset value, redemption price and offering price per unit of beneficial
interest ($132,592,986/10,290,796 units outstanding)                                          $12.88
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income:
     Dividend income                                                                      $1,843,863
     Interest income                                                                               0
                                                                                 --------------------
          Net investment income                                                            1,843,863

Expenses:
     Investment  advisory  fee                                                                     0
     State  Street  Bank  &  Trust  Company - program  fee                                    71,690
     American  Bar  Retirement  Association - program  fee                                    14,763
     Trustee, management and administration fees                                              25,793
     Other  expenses  and  taxes                                                              19,559
     Amortization  of  organization  expenses                                                  2,760
                                                                                 --------------------
          Total expenses                                                                     134,565
                                                                                 --------------------
          Net investment income                                                            1,709,298
                                                                                 --------------------
Realized and unrealized gain (loss) on investments:
    Net realized loss on investments sold                                                    (86,767)
    Unrealized depreciation of investments during the period                              (2,629,154)
                                                                                 --------------------
          Net loss on investments                                                         (2,715,921)
                                                                                 --------------------
          Net decrease in net assets resulting from operations                           $(1,006,623)
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Increase in net assets from:
    Operations:
          Net investment income                                                           $1,709,298
          Net realized loss on investments                                                   (86,767)
          Unrealized depreciation of investments during the period                        (2,629,154)
                                                                                 --------------------
          Net decrease in net assets resulting from operations                            (1,006,623)
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                    11,042,003
          Cost of units redeemed                                                          (5,309,703)

          Net increase in net assets resulting from participant transactions               5,732,300
                                                                                 --------------------
                    Total increase in net assets                                           4,725,677

Net assets:
          Beginning of period                                                            127,867,309
                                                                                 --------------------
          End of period                                                                 $132,592,986
                                                                                 ====================
Number of units:
          Outstanding-beginning of period                                                  9,847,223
               Sold                                                                          854,942
               Redeemed                                                                     (411,369)
                                                                                 --------------------
          Outstanding-end of period                                                       10,290,796
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                              $0.18
Expenses                                                                                       (0.01)
                                                                                 --------------------
Net investment income                                                                           0.17
Net realized and unrealized loss on investments                                                (0.28)
                                                                                 --------------------
Net decrease in unit value                                                                     (0.11)
Net asset value at beginning of period                                                         12.99
                                                                                 --------------------
Net asset value at end of period                                                              $12.88
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.42%
Ratio of net investment income to average net assets*                                           5.33%
Portfolio turnover**                                                                            3.16%
Number  of  units  outstanding  at  end  of  period (in thousands)                            10,291
------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $68,422,060)                                             $71,976,027
    Cash                                                                                           0
    Receivable  for  investments  sold                                                       438,120
    Receivable  for  fund  units  sold                                                      (335,569)
    Dividends  and  interest  receivable                                                           0
    Other  assets                                                                             27,475
                                                                                 --------------------
         Total  assets                                                                    72,106,053
                                                                                 --------------------
Liabilities
    Payable for investments purchased                                                         71,362
    Payable for fund units purchased                                                               0
    Accrued expenses                                                                          38,670
    Other liabilities                                                                              0
                                                                                 --------------------
         Total liabilities                                                                   110,032
                                                                                 --------------------
Net assets                                                                               $71,996,021
                                                                                 ====================
Net asset value, redemption price and offering price per unit of beneficial
interest ($71,996,021/3,377,303 units outstanding)                                            $21.32
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income:
     Dividend income                                                                              $0
     Interest income                                                                          17,434
                                                                                 --------------------
          Net investment income                                                               17,434

Expenses:
     Investment  advisory  fee                                                                     0
     State  Street  Bank  &  Trust  Company - program  fee                                    38,929
     American  Bar  Retirement  Association - program  fee                                     8,016
     Trustee, management and administration fees                                              14,007
     Other  expenses  and  taxes                                                              11,210
     Amortization  of  organization  expenses                                                  1,462
                                                                                 --------------------
          Total expenses                                                                      73,624
                                                                                 --------------------
          Net investment loss                                                                (56,190)
                                                                                 --------------------
Realized and unrealized gain (loss) on investments:
    Net realized loss on investments sold                                                   (691,016)
    Unrealized appreciation of investments during the period                               1,828,802
                                                                                 --------------------
          Net gain on investments                                                          1,137,786
                                                                                 --------------------
          Net increase in net assets resulting from operations                            $1,081,596
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Increase in net assets from:
    Operations:
          Net investment loss                                                               $(56,190)
          Net realized loss on investments                                                  (691,016)
          Unrealized appreciation of investments during the period                         1,828,802
                                                                                 --------------------
          Net increase in net assets resulting from operations                             1,081,596
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                    37,470,430
          Cost of units redeemed                                                         (36,130,985)

          Net increase in net assets resulting from participant transactions               1,339,445
                                                                                 --------------------
                    Total increase in net assets                                           2,421,041
Net assets:
          Beginning of period                                                             69,574,980
                                                                                 --------------------
          End of period                                                                  $71,996,021
                                                                                 ====================
Number of units:
          Outstanding-beginning of period                                                  3,302,528
               Sold                                                                        1,804,713
               Redeemed                                                                   (1,729,938)
                                                                                 --------------------
          Outstanding-end of period                                                        3,377,303
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                              $0.01
Expenses                                                                                       (0.02)
                                                                                 --------------------
Net investment loss                                                                            (0.01)
Net realized and unrealized gain on investments                                                 0.26
                                                                                 --------------------
Net increase in unit value                                                                      0.25
Net asset value at beginning of period                                                         21.07
                                                                                 --------------------
Net asset value at end of period                                                              $21.32
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.42%
Ratio of net investment loss to average net assets*                                            (0.32)%
Portfolio turnover**                                                                           50.54%
Number  of  units  outstanding  at  end  of  period (in thousands)                             3,377
------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $675,851,023)                                           $675,851,023
    Interest  Receivable                                                                   3,327,237
    Receivable  for  fund  units  sold                                                       371,798
    Other  assets                                                                            104,772
                                                                                 --------------------
         Total  assets                                                                   679,654,830
                                                                                 --------------------
Liabilities
    Payable for fund units redeemed                                                                0
    Accrued expenses                                                                         381,249
                                                                                 --------------------
         Total liabilities                                                                   381,249
                                                                                 --------------------
Net assets                                                                              $679,273,581
                                                                                 ====================
Net asset value, redemption price and offering price per
unit of beneficial interest
($679,273,581/679,273,581  units  outstanding)                                                 $1.00
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Interest income                                                                           $9,784,929
                                                                                 --------------------
Expenses:
     Investment  advisory  fee                                                                     0
     State  Street  Bank  &  Trust  Company - program  fee                                   376,167
     American  Bar  Retirement  Association - program  fee                                    77,460
     Trustee, management and administration fees                                             135,331
     Other  expenses  and  taxes                                                             125,291
     Amortization  of  organization  expenses                                                 14,991
                                                                                 --------------------
          Total expenses                                                                     729,240
                                                                                 --------------------
          Net investment income                                                           $9,055,689
                                                                                 --------------------

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Decrease in net assets from:
    Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                $9,055,689
                                                                                 --------------------
          Distributions from investment income                                            (9,055,689)
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                    48,137,582
          Units issued in connection with reinvestment
          of net investment income                                                         9,055,689
          Cost of units redeemed                                                         (57,910,849)

          Net decrease in net assets resulting from
          participant transactions                                                          (717,578)
                                                                                 --------------------
                    Total decrease in net assets                                            (717,578)
                                                                                 --------------------
Net assets:
          Beginning of period                                                            679,991,159
                                                                                 --------------------
          End of period                                                                 $679,273,581
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                             $0.014
Expenses                                                                                      (0.001)
                                                                                 --------------------
Net investment income                                                                          0.013
Reinvestment of net investment income                                                         (0.013)
                                                                                 --------------------
Net increase in unit value                                                                      0.00
Net asset value at beginning of period                                                          1.00
                                                                                 --------------------
Net asset value at end of period                                                               $1.00
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.41%
Ratio of net investment income to average net assets*                                           5.27%
Number  of  units  outstanding  at  end  of  period (in thousands)                           679,274
------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    March 31, 1999
                                                                                 --------------------
Assets
    Investments, at value (cost $125,312,477)                                           $150,196,165
    Cash                                                                                         912
    Receivable  for  investments  sold                                                     4,609,827
    Receivable  for  fund  units  sold                                                             0
    Dividends  and  interest  receivable                                                     302,895
    Other  assets                                                                             22,328
                                                                                 --------------------
         Total  assets                                                                   155,132,127
                                                                                 --------------------
Liabilities
    Payable for investments purchased                                                      2,272,283
    Payable for fund units purchased                                                         214,101
    Accrued expenses                                                                         123,080
    Other liabilities                                                                              0
                                                                                 --------------------
         Total liabilities                                                                 2,609,464
                                                                                 --------------------
Net assets                                                                              $152,522,663
                                                                                 ====================
Net asset value, redemption price and offering price per unit of beneficial
interest ($152,522,663/6,501,265 units outstanding)                                           $23.46
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income:
     Dividend income                                                                        $689,231
     Interest income                                                                          70,848
                                                                                 --------------------
          Net investment income                                                              760,079

Expenses:
     Investment  advisory  fee                                                               115,698
     State  Street  Bank  &  Trust  Company - program  fee                                    82,494
     American  Bar  Retirement  Association - program  fee                                    16,986
     Trustee, management and administration fees                                              29,681
     Other  expenses  and  taxes                                                              25,245
     Amortization  of  organization  expenses                                                  3,195
                                                                                 --------------------
          Total expenses                                                                     273,299
                                                                                 --------------------
          Net investment income                                                              486,780
                                                                                 --------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                  8,035,258
    Unrealized depreciation of investments during the period                              (8,908,259)
                                                                                 --------------------
          Net loss on investments                                                           (873,001)
                                                                                 --------------------
          Net decrease in net assets resulting from operations                             $(386,221)
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Increase in net assets from:
    Operations:
          Net investment income                                                             $486,780
          Net realized gain on investments                                                 8,035,258
          Unrealized depreciation of investments during the period                        (8,908,259)
                                                                                 --------------------
          Net decrease in net assets resulting from operations                              (386,221)
                                                                                 --------------------
    Participant transactions:
          Proceeds from sales of units                                                     8,199,110
          Cost of units redeemed                                                          (6,073,166)

          Net increase in net assets resulting from participant transactions               2,125,944
                                                                                 --------------------
                    Total increase in net assets                                           1,739,723

Net assets:
          Beginning of period                                                            150,782,940
                                                                                 --------------------
          End of period                                                                 $152,522,663
                                                                                 ====================
Number of units:
          Outstanding-beginning of period                                                  6,408,409
               Sold                                                                          352,921
               Redeemed                                                                     (260,065)
                                                                                 --------------------
          Outstanding-end of period                                                        6,501,265
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                        For the period
                                                                                   January 1, 1999
                                                                                  to March 31, 1999
                                                                                 --------------------
Investment income                                                                              $0.12
Expenses                                                                                       (0.04)
                                                                                 --------------------
Net investment income                                                                           0.08
Net realized and unrealized loss on investments                                                (0.15)
                                                                                 --------------------
Net decrease in unit value                                                                     (0.07)
Net asset value at beginning of period                                                         23.53
                                                                                 --------------------
Net asset value at end of period                                                              $23.46
                                                                                 ====================
Ratio of expenses to average net assets*                                                        0.74%
Ratio of net investment income to average net assets*                                           1.32%
Portfolio turnover                                                                             11.35%
Number  of  units  outstanding  at  end  of  period (in thousands)                             6,501
------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Conservative Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                       March 31, 1999
                                                                                                  ------------------------
Assets
    Investments, at value (cost $22,387,996)                                                                  $24,400,788
    Cash                                                                                                                0
    Receivable  for  investments  sold                                                                            206,291
    Receivable  for  fund  units  sold                                                                                  0
    Dividends  and  interest  receivable                                                                                0
    Other  assets                                                                                                       0
                                                                                                  ------------------------
         Total  assets                                                                                         24,607,079
                                                                                                  ------------------------
Liabilities
    Payable for investments purchased                                                                             194,702
    Payable for fund units purchased                                                                               11,589
    Accrued expenses                                                                                                    0
    Other liabilities                                                                                                   0
                                                                                                  ------------------------
         Total liabilities                                                                                        206,291
                                                                                                  ------------------------
Net assets                                                                                                    $24,400,788
                                                                                                  ========================
Net asset value, redemption price and offering price per unit of beneficial
interest ($24,400,788/1,640,466 units outstanding)                                                                 $14.87
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Conservative Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                                      For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Investment income:
     Dividend income                                                                                                   $0
     Interest income                                                                                                    0
                                                                                                  ------------------------
          Net investment income                                                                                         0

Expenses:
     Investment  advisory  fee                                                                                          0
     State  Street  Bank  &  Trust  Company - program  fee                                                              0
     American  Bar  Retirement  Association - program  fee                                                              0
     Trustee, management and administration fees                                                                        0
     Other  expenses  and  taxes                                                                                        0
     Amortization  of  organization  expenses                                                                           0
                                                                                                  ------------------------
          Total expenses                                                                                                0
                                                                                                  ------------------------
          Net investment income                                                                                         0
                                                                                                  ------------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                                         335,285
    Unrealized depreciation of investments during the period                                                      (37,779)
                                                                                                  ------------------------
          Net gain on investments                                                                                 297,506
                                                                                                  ------------------------
          Net increase in net assets resulting from operations                                                   $297,506
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Conservative Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                                      For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Increase in net assets from:
    Operations:
          Net investment income                                                                                        $0
          Net realized gain on investments                                                                        335,285
          Unrealized depreciation of investments during the period                                                (37,779)
                                                                                                  ------------------------
          Net increase in net assets resulting from operations                                                    297,506
                                                                                                  ------------------------
    Participant transactions:
          Proceeds from sales of units                                                                          2,797,214
          Cost of units redeemed                                                                               (1,425,199)

          Net increase in net assets resulting from participant transactions                                    1,372,015
                                                                                                  ------------------------
                    Total increase in net assets                                                                1,669,521

Net assets:
          Beginning of period                                                                                  22,731,267
                                                                                                  ------------------------
          End of period                                                                                       $24,400,788
                                                                                                  ========================
Number of units:
          Outstanding-beginning of period                                                                       1,547,249
               Sold                                                                                               189,688
               Redeemed                                                                                           (96,471)
                                                                                                  ------------------------
          Outstanding-end of period                                                                             1,640,466
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Conservative Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                                           For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ========================
Investment income                                                                                                   $0.00
Expenses                                                                                                             0.00
                                                                                                  ------------------------
Net investment income                                                                                                0.00
Net realized and unrealized gain on investments                                                                      0.18
                                                                                                  ------------------------
Net increase in unit value                                                                                           0.18
Net asset value at beginning of period                                                                              14.69
                                                                                                  ------------------------
Net asset value at end of period                                                                                   $14.87
                                                                                                  ========================
Ratio of expenses to average net assets*                                                                             0.00%
Ratio of net investment loss to average net assets*                                                                  0.00%
Portfolio turnover**                                                                                                 8.18%
Number  of  units  outstanding  at  end  of  period (in thousands)                                                  1,640
------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Moderate Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                       March 31, 1999
                                                                                                  ------------------------
Assets
    Investments, at value (cost $76,378,272)                                                                  $90,726,416
    Cash                                                                                                                0
    Receivable  for  investments  sold                                                                            731,922
    Receivable  for  fund  units  sold                                                                             96,447
    Dividends  and  interest  receivable                                                                                0
    Other  assets                                                                                                       0
                                                                                                  ------------------------
         Total  assets                                                                                         91,554,785
                                                                                                  ------------------------
Liabilities
    Payable for investments purchased                                                                             828,369
    Payable for fund units purchased                                                                                    0
    Accrued expenses                                                                                                    0
    Other liabilities                                                                                                   0
                                                                                                  ------------------------
         Total liabilities                                                                                        828,369
                                                                                                  ------------------------
Net assets                                                                                                    $90,726,416
                                                                                                  ========================
Net asset value, redemption price and offering price per unit of beneficial
interest ($90,726,416/5,455,171 units outstanding)                                                                 $16.63
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

                Structured Portfolio Service- Moderate Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                                       For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Investment income:
     Dividend income                                                                                                   $0
     Interest income                                                                                                    0
                                                                                                  ------------------------
          Net investment income                                                                                         0

Expenses:
     Investment  advisory  fee                                                                                          0
     State  Street  Bank  &  Trust  Company - program  fee                                                              0
     American  Bar  Retirement  Association - program  fee                                                              0
     Trustee, management and administration fees                                                                        0
     Other  expenses  and  taxes                                                                                        0
     Amortization  of  organization  expenses                                                                           0
                                                                                                  ------------------------
          Total expenses                                                                                                0
                                                                                                  ------------------------
          Net investment income                                                                                         0
                                                                                                  ------------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                                       1,362,274
    Unrealized appreciation of investments during the period                                                      175,423
                                                                                                  ------------------------
          Net gain on investments                                                                               1,537,697
                                                                                                  ------------------------
          Net increase in net assets resulting from operations                                                 $1,537,697
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

                Structured Portfolio Service- Moderate Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                                       For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Increase in net assets from:
    Operations:
          Net investment income                                                                                        $0
          Net realized gain on investments                                                                      1,362,274
          Unrealized appreciation of investments during the period                                                175,423
                                                                                                  ------------------------
          Net increase in net assets resulting from operations                                                  1,537,697
                                                                                                  ------------------------
    Participant transactions:
          Proceeds from sales of units                                                                          7,531,625
          Cost of units redeemed                                                                               (2,689,225)

          Net increase in net assets resulting from participant transactions                                    4,842,400
                                                                                                  ------------------------
                    Total increase in net assets                                                                6,380,097

Net assets:
          Beginning of period                                                                                  84,346,319
                                                                                                  ------------------------
          End of period                                                                                       $90,726,416
                                                                                                  ========================

Number of units:
          Outstanding-beginning of period                                                                       5,159,072
               Sold                                                                                               460,129
               Redeemed                                                                                          (164,030)
                                                                                                  ------------------------
          Outstanding-end of period                                                                             5,455,171
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

                Structured Portfolio Service- Moderate Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                                           For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Investment income                                                                                                   $0.00
Expenses                                                                                                             0.00
                                                                                                  ------------------------
Net investment income                                                                                                0.00
Net realized and unrealized gain on investments                                                                      0.28
                                                                                                  ------------------------
Net increase in unit value                                                                                           0.28
Net asset value at beginning of period                                                                              16.35
                                                                                                  ------------------------
Net asset value at end of period                                                                                   $16.63
                                                                                                  ========================
Ratio of expenses to average net assets*                                                                             0.00%
Ratio of net investment loss to average net assets*                                                                  0.00%
Portfolio turnover**                                                                                                 5.42%
Number  of  units  outstanding  at  end  of  period (in thousands)                                                  5,455
------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Aggressive Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                       March 31, 1999
                                                                                                  ------------------------
Assets
    Investments, at value (cost $57,398,850)                                                                  $71,522,455
    Cash                                                                                                                0
    Receivable  for  investments  sold                                                                            336,434
    Receivable  for  fund  units  sold                                                                            121,944
    Dividends  and  interest  receivable                                                                                0
    Other  assets                                                                                                       0
                                                                                                  ------------------------
         Total  assets                                                                                         71,980,833
                                                                                                  ------------------------
Liabilities
    Payable for investments purchased                                                                             458,378
    Payable for fund units purchased                                                                                    0
    Accrued expenses                                                                                                    0
    Other liabilities                                                                                                   0
                                                                                                  ------------------------
         Total liabilities                                                                                        458,378
                                                                                                  ------------------------
Net assets                                                                                                    $71,522,455
                                                                                                  ========================
Net asset value, redemption price and offering price per unit of beneficial
interest ($71,522,455/3,901,794 units outstanding)                                                                 $18.33
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Aggressive Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                                       For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Investment income:
     Dividend income                                                                                                   $0
     Interest income                                                                                                    0
                                                                                                  ------------------------
          Net investment income                                                                                         0

Expenses:
     Investment  advisory  fee                                                                                          0
     State  Street  Bank  &  Trust  Company - program  fee                                                              0
     American  Bar  Retirement  Association - program  fee                                                              0
     Trustee, management and administration fees                                                                        0
     Other  expenses  and  taxes                                                                                        0
     Amortization  of  organization  expenses                                                                           0
                                                                                                  ------------------------
          Total expenses                                                                                                0
                                                                                                  ------------------------
          Net investment income                                                                                         0
                                                                                                  ------------------------
Realized and unrealized gain (loss) on investments:
    Net realized gain on investments sold                                                                       1,254,856
    Unrealized appreciation of investments during the period                                                      336,519
                                                                                                  ------------------------
          Net gain on investments                                                                               1,591,375
                                                                                                  ------------------------
          Net increase in net assets resulting from operations                                                 $1,591,375
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Aggressive Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                                       For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Increase in net assets from:
    Operations:
          Net investment income                                                                                        $0
          Net realized gain on investments                                                                      1,254,856
          Unrealized appreciation of investments during the period                                                336,519
                                                                                                  ------------------------
          Net increase in net assets resulting from operations                                                  1,591,375
                                                                                                  ------------------------
    Participant transactions:
          Proceeds from sales of units                                                                          5,352,346
          Cost of units redeemed                                                                               (2,266,149)

          Net increase in net assets resulting from participant transactions                                    3,086,197
                                                                                                  ------------------------
                    Total increase in net assets                                                                4,677,572

Net assets:
          Beginning of period                                                                                  66,844,883
                                                                                                  ------------------------
          End of period                                                                                       $71,522,455
                                                                                                  ========================
Number of units:
          Outstanding-beginning of period                                                                       3,729,881
               Sold                                                                                               297,750
               Redeemed                                                                                          (125,837)
                                                                                                  ------------------------
          Outstanding-end of period                                                                             3,901,794
                                                                                                  ========================

         American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Aggressive Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                                            For the period
                                                                                                      January 1, 1999
                                                                                                     to March 31, 1999
                                                                                                  ------------------------
Investment income                                                                                                   $0.00
Expenses                                                                                                             0.00
                                                                                                  ------------------------
Net investment income                                                                                                0.00
Net realized and unrealized gain on investments                                                                      0.41
                                                                                                  ------------------------
Net increase in unit value                                                                                           0.41
Net asset value at beginning of period                                                                              17.92
                                                                                                  ------------------------
Net asset value at end of period                                                                                   $18.33
                                                                                                  ========================
Ratio of expenses to average net assets*                                                                             0.00%
Ratio of net investment loss to average net assets*                                                                  0.00%
Portfolio turnover**                                                                                                 5.46%
Number  of  units  outstanding  at  end  of  period (in thousands)                                                  3,902
------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The domestic equity market had a quarter that continued many trends from 1998. The returns of the broad market were propelled by a small group of the largest stocks. Like 1998, large capitalization stocks outperformed small capitalization stocks and growth style investing performed considerably better than value investing. Energy stocks had the strongest returns followed by consumer services and technology. The consumer staples sector, along with materials and processing, had the weakest returns. In the domestic bond market, the yield curve became steeper as investors looked for more yield on longer term maturity bonds due to the stronger than expected growth in the United States economy. The international markets finished with both the established markets and emerging markets having positive returns.

Aggressive Equity Fund

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 1999, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (.53)%. By comparison, the Russell 2000 Index produced a total return of (5.42)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were technology, business services and health care. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at March 31, 1999 included Biogen Inc., Elan PLC, Legato Systems Inc., Staples Inc. and Chancellor Media Corporation.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended March 31, 1999, the Balanced Fund experienced a total return, net of Expenses, of 5.27%. For the same period, a combination of the Russell 1000 Index and the

Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 2.27%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, financial services and health care. Securities representing the largest holdings based on market value in the Balanced Fund at March 31, 1999 included Citigroup Inc., Pfizer Inc., BankAmerica Corp., SLM Holding Corp. and Nokia Corp. The fixed income portion was heavily invested in government agency mortgage-related issues.

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

         For the quarter ended March 31, 1999, the Growth Equity Fund experienced a total return, net of Expenses, of 7.95%. By comparison, the Russell 1000 Growth Index produced a return of 5.76% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were technology, health care and consumer staples. Securities representing the largest holdings based on market value in the Growth Equity Fund at March 31, 1999 included Microsoft Corp., General Electric Company, Pfizer Inc., Cisco Systems Inc. and Intel Corp.

Index Equity Fund

         The Index Equity Fund invests in common stocks of United States companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the United States equity market based on the market capitalization of the companies in the Russell 3000 Index. To control costs, the Index Equity Fund does not attempt to own all 3,000 securities included in the Russell 3000 Index. Instead, the Fund attempts to replicate the returns of the Russell 3000 Index by dividing it into two categories; the S&P 500 Index, which is comprised of 500 large capitalization stocks, and the extended market portion of the United States equity market represented by the Russell Special Small Company Index, which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell Special Small Company Index, with the possible exception of the smallest companies in the Russell Special Small Company Index.

         The Fund produced a total return, net of Expenses, of 3.42% for the quarter ended March 31, 1999. By comparison, the Russell 3000 Index produced a return of 3.39% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. During the quarter ended March 31, 1999, a portion of the Intermediate Bond Fund (approximately two-thirds) was actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. During this period, two-thirds of all contributions to the Fund were invested in the PIMCO Total Return Fund and the remaining one-third was invested in the Masterworks Bond Index Fund.

         For the quarter ended March 31, 1999, the Intermediate Bond Fund experienced a total return, net of Expenses, of (.77)%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of (.50)% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended March 31, 1999, the International Equity Fund experienced a total return, net of Expenses, of 1.19%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 2.19%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of March 31, 1999, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, France and the Netherlands. The securities representing the largest holdings based on market value were National Westminster Bank, SmithKline Beecham, Wolters Kluwer, Telecom Italia and Glaxo Wellcome.

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

         For the quarter ended March 31, 1999, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.52%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 4.38%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended March 31, 1999, the Value Equity Fund experienced a total return, net of Expenses, of (.30)%. By comparison, the Russell 1000 Value Index produced a return of 1.43% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Value Equity Fund were technology, financial services and raw materials. Securities representing the largest holdings based on market value in the Value Equity Fund at March 31, 1999 included Microsoft Corp., General Electric Company, International Business Machines Corp., Johnson & Johnson Inc. and BankAmerica Corp.

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

         For the quarter ended March 31, 1999, the Structured Portfolio Service experienced a total return, net of Expenses, of 1.24% for the Conservative Portfolio, 1.73% for the Moderate Portfolio, and 2.28% for the Aggressive Portfolio.

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

                               AMERICAN BAR ASSOCIATION MEMBERS/
                               STATE STREET COLLECTIVE TRUST

May 17, 1999                   By: /s/ BETH M. HALBERSTADT
                                   -----------------------
                                   Beth M. Halberstadt
                                   Vice President and Chief Financial Officer


May 17, 1999                   By: /s/ SUSAN C. DANIELS
                                   --------------------
                                   Susan C. Daniels
                                   Treasurer and Chief Accounting Officer