Form 10-Q
period 1999-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1999-08-13
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


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

Part l. Financial Information
Item l. Financial Statements (unaudited)

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $238,683,790)                                                                        $302,651,687
     Cash                                                                                                                      855
     Receivable  for  investments  sold                                                                                  2,938,994
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                  162,353
     Other  assets                                                                                                          36,384
                                                                                                           ------------------------
          Total  assets                                                                                                305,790,273
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   2,420,436
     Payable for fund units purchased                                                                                      564,007
     Accrued expenses                                                                                                      341,858
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              3,326,301
                                                                                                           ------------------------
Net Assets                                                                                                            $302,463,972
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($302,463,972/5,125,548 units outstanding)                                                                                  $59.01
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $318,514                $633,801
     Interest income                                                                               162,583                 249,755
                                                                                   ------------------------------------------------

          Total investment income                                                                  481,097                 883,556

Expenses:
     Investment  advisory  fee                                                                     307,089                 615,507
     State  Street  Bank  &  Trust  Company - program  fee                                         149,252                 305,432
     American  Bar  Retirement  Association - program  fee                                          31,403                  63,559
     Trustee, management and administration fees                                                    54,474                 110,658
     Other  expenses  and  taxes                                                                    17,243                  59,089
     Amortization  of  organization  expenses                                                        6,154                  12,241
                                                                                   ------------------------------------------------
          Total expenses                                                                           565,615               1,166,486
                                                                                   ------------------------------------------------
          Net investment loss                                                                      (84,518)               (282,930)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                           13,157,902              23,983,172
Unrealized appreciation of investments during the period                                        27,640,380              15,745,784
                                                                                   ------------------------------------------------
          Net gain on investments                                                               40,798,282              39,728,956
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                 $40,713,764             $39,446,026
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                     $(84,518)              $(282,930)
          Net realized gain on investments                                                      13,157,902              23,983,172
          Unrealized appreciation of investments during the period                              27,640,380              15,745,784
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  40,713,764              39,446,026
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           2,657,111               7,037,556
          Cost of units redeemed                                                               (15,627,228)            (42,874,473)

          Net decrease in net assets resulting from participant transactions                   (12,970,117)            (35,836,917)
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                27,743,647               3,609,109
Net Assets:
          Beginning of period                                                                  274,720,325             298,854,863
                                                                                   ------------------------------------------------
          End of period                                                                       $302,463,972            $302,463,972
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        5,365,255               5,806,015
               Sold                                                                                 50,928                 136,504
               Redeemed                                                                           (290,635)               (816,971)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              5,125,548               5,125,548
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                       $0.09                 $0.16
Expenses                                                                                                (0.11)                (0.22)
                                                                                   ------------------------------------------------
Net investment loss                                                                                     (0.02)                (0.06)
Net realized and unrealized gain on investments                                                          7.83                  7.60
                                                                                   ------------------------------------------------
Net increase in unit value                                                                               7.81                  7.54
Net asset value at beginning of period                                                                  51.20                 51.47
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                       $59.01                $59.01
                                                                                   ================================================
Ratio of expenses to average net assets*                                                                 0.81%                0.83%
Ratio of net investment loss to average net assets*                                                     (0.12)%              (0.20)%
Portfolio turnover                                                                                      14.02%               27.02%
Number  of  units  outstanding  at  end  of  period (in thousands)                                      5,126                5,126
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $442,260,062)                                                                        $522,999,927
     Cash                                                                                                                      608
     Receivable  for  investments  sold                                                                                  7,109,909
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                2,127,659
     Other  assets                                                                                                          53,181
                                                                                                           ------------------------
          Total  assets                                                                                                532,291,284
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                  69,439,572
     Payable for fund units purchased                                                                                      435,744
     Accrued expenses                                                                                                      227,166
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                             70,102,482
                                                                                                           ------------------------
Net Assets                                                                                                            $462,188,802
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
($462,188,802/7,847,942 units outstanding)                                                                                  $58.89
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $876,767              $1,591,485
     Interest income                                                                             2,741,579               5,324,526
                                                                                   ------------------------------------------------
          Total investment income                                                                3,618,346               6,916,011

Expenses:
     Investment  advisory  fee                                                                     259,003                 503,727
     State  Street  Bank  &  Trust  Company - program  fee                                         240,681                 478,002
     American  Bar  Retirement  Association - program  fee                                          50,640                  99,511
     Trustee, management and administration fees                                                    87,841                 173,229
     Other  expenses  and  taxes                                                                    27,560                  98,157
     Amortization  of  organization  expenses                                                        8,995                  17,892
                                                                                   ------------------------------------------------
          Total expenses                                                                           674,720               1,370,518
                                                                                   ------------------------------------------------
          Net investment income                                                                  2,943,626               5,545,493
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            7,546,237              12,958,330
Unrealized appreciation of investments during the period                                        12,292,558              26,159,437
                                                                                   ------------------------------------------------
          Net gain on investments                                                               19,838,795              39,117,767
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                 $22,782,421             $44,663,260
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $2,943,626              $5,545,493
          Net realized gain on investments                                                       7,546,237              12,958,330
          Unrealized appreciation of investments during the period                              12,292,558              26,159,437
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  22,782,421              44,663,260
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           6,972,435              16,795,354
          Cost of units redeemed                                                                (7,628,375)            (13,932,104)

          Net increase (decrease) in net assets resulting from participant transactions           (655,940)              2,863,250
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                22,126,481              47,526,510

Net Assets:
          Beginning of period                                                                  440,062,321             414,662,292
                                                                                   ------------------------------------------------
          End of period                                                                       $462,188,802            $462,188,802
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        7,860,399               7,796,320
               Sold                                                                                120,307                 298,487
               Redeemed                                                                           (132,764)               (246,865)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              7,847,942               7,847,942
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.46                   $0.88
Expenses                                                                                             (0.08)                  (0.17)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.38                    0.71
Net realized and unrealized gain on investments                                                       2.53                    4.99
                                                                                   ------------------------------------------------
Net increase in unit value                                                                            2.91                    5.70
Net asset value at beginning of period                                                               55.98                   53.19
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $58.89                  $58.89
                                                                                   ================================================

Ratio of expenses to average net assets*                                                              0.60%                   0.63%
Ratio of net investment income to average net assets*                                                 2.61%                   2.53%
Portfolio turnover                                                                                   43.23%                 109.38%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,848                   7,848
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $1,002,900,613)                                                                    $1,500,129,801
     Cash                                                                                                                  (77,023)
     Receivable  for  investments  sold                                                                                 48,827,228
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                  962,952
     Other  assets                                                                                                         256,273
                                                                                                           ------------------------
          Total  assets                                                                                              1,550,099,231
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                  48,875,987
     Payable for fund units purchased                                                                                    1,937,691
     Accrued expenses                                                                                                      979,638
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                             51,793,316
                                                                                                           ------------------------
Net Assets                                                                                                          $1,498,305,915
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($1,498,305,915/2,678,958 units outstanding)                                                                               $559.29
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $2,873,912              $5,466,265
     Interest income                                                                               427,200                 861,337
                                                                                   ------------------------------------------------
          Total investment income                                                                3,301,112               6,327,602

Expenses:
     Investment  advisory  fee                                                                     781,878               1,519,431
     State  Street  Bank  &  Trust  Company - program  fee                                         764,793               1,513,947
     American  Bar  Retirement  Association - program  fee                                         160,908                 315,180
     Trustee, management and administration fees                                                   279,131                 548,693
     Other  expenses  and  taxes                                                                    93,579                 312,619
     Amortization  of  organization  expenses                                                       27,048                  53,800
                                                                                   ------------------------------------------------
          Total expenses                                                                         2,107,337               4,263,670
                                                                                   ------------------------------------------------
          Net investment income                                                                  1,193,775               2,063,932
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                           56,958,103             102,393,290
Unrealized appreciation of investments during the period                                         1,556,100              58,986,844
                                                                                   ------------------------------------------------
          Net gain on investments                                                               58,514,203             161,380,134
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                 $59,707,978            $163,444,066
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $1,193,775              $2,063,932
          Net realized gain on investments                                                      56,958,103             102,393,290
          Unrealized appreciation of investments during the period                               1,556,100              58,986,844
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  59,707,978             163,444,066
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          29,371,856              70,980,362
          Cost of units redeemed                                                               (13,790,302)            (33,945,184)

          Net increase in net assets resulting from participant transactions                    15,581,554              37,035,178
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                75,289,532             200,479,244
Net Assets:
          Beginning of period                                                                1,423,016,383           1,297,826,671
                                                                                   ------------------------------------------------
          End of period                                                                     $1,498,305,915          $1,498,305,915
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        2,650,128               2,609,243
               Sold                                                                                 54,310                 133,291
               Redeemed                                                                            (25,480)                (63,576)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              2,678,958               2,678,958
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $1.24                   $2.39
Expenses                                                                                            (0.79)                  (1.61)
                                                                                   ------------------------------------------------
Net investment income                                                                                0.45                    0.78
Net realized and unrealized gain on investments                                                     21.88                   61.11
                                                                                   ------------------------------------------------
Net increase in unit value                                                                          22.33                   61.89
Net asset value at beginning of period                                                             536.96                  497.40
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                  $559.29                 $559.29
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.59%                   0.61%
Ratio of net investment income to average net assets*                                                0.33%                   0.30%
Portfolio turnover                                                                                  15.82%                  27.12%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   2,679                   2,679
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $234,983,304)                                                                        $265,772,535
     Cash                                                                                                                   46,476
     Receivable  for  investments  sold                                                                                          0
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                          26,339
                                                                                                           ------------------------
          Total  assets                                                                                                265,845,350
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                      46,476
     Payable for fund units purchased                                                                                    1,562,154
     Accrued expenses                                                                                                       58,055
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,666,685
                                                                                                           ------------------------
Net Assets                                                                                                            $264,178,665
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($264,178,665/8,707,519 units outstanding)                                                                                  $30.34
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         132,644                 255,198
     American  Bar  Retirement  Association - program  fee                                          27,910                  53,147
     Trustee, management and administration fees                                                    48,413                  92,511
     Other  expenses  and  taxes                                                                    15,087                  50,408
     Amortization  of  organization  expenses                                                        4,454                   8,860
                                                                                   ------------------------------------------------
          Total expenses                                                                           228,508                 460,124
                                                                                   ------------------------------------------------
          Net investment loss                                                                     (228,508)               (460,124)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                              250,876              23,171,673
Unrealized appreciation of investments during the period                                        19,268,377               4,116,058
                                                                                   ------------------------------------------------
          Net gain on investments                                                               19,519,253              27,287,731
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                 $19,290,745             $26,827,607
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                    $(228,508)              $(460,124)
          Net realized gain on investments                                                         250,876              23,171,673
          Unrealized appreciation of investments during the period                              19,268,377               4,116,058
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  19,290,745              26,827,607
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          13,419,416              31,557,908
          Cost of units redeemed                                                                (2,270,459)             (4,530,579)

          Net increase in net assets resulting from participant transactions                    11,148,957              27,027,329
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                30,439,702              53,854,936
Net Assets:
          Beginning of period                                                                  233,738,963             210,323,729
                                                                                   ------------------------------------------------
          End of period                                                                       $264,178,665            $264,178,665
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        8,323,272               7,745,510
               Sold                                                                                461,191               1,119,377
               Redeemed                                                                            (76,944)               (157,368)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              8,707,519               8,707,519
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.00                   $0.00
Expenses                                                                                            (0.03)                  (0.06)
                                                                                   ------------------------------------------------
Net investment loss                                                                                 (0.03)                  (0.06)
Net realized and unrealized gain on investments                                                      2.29                    3.25
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           2.26                    3.19
Net asset value at beginning of period                                                              28.08                   27.15
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $30.34                  $30.34
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.37%                   0.39%
Ratio of net investment loss to average net assets*                                                 (0.37)%                 (0.39)%
Portfolio turnover**                                                                                 1.19%                 113.82%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   8,708                   8,708
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the collective investment funds in which the fund invests, rather than the turnover of the underlying portfolios of such collective investment funds.

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $139,087,727)                                                                        $133,828,038
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                          0
     Receivable  for  fund  units  sold                                                                                  1,598,602
     Dividends  and  interest  receivable                                                                                  688,335
     Other  assets                                                                                                          16,498
                                                                                                           ------------------------
          Total  assets                                                                                                136,131,473
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   2,302,623
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                       31,823
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              2,334,446
                                                                                                           ------------------------
Net Assets                                                                                                            $133,797,027
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($133,797,027/10,497,889 units outstanding)                                                                                 $12.75
                                                                                                           ========================

         American Bar Association Members / State Street Collective Trust

                              Intermediate Bond Fund

                              Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $2,002,303              $3,846,166
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                2,002,303               3,846,166

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                          71,042                 142,732
     American  Bar  Retirement  Association - program  fee                                          14,947                  29,710
     Trustee, management and administration fees                                                    25,927                  51,720
     Other  expenses  and  taxes                                                                     7,880                  27,439
     Amortization  of  organization  expenses                                                        2,791                   5,551
                                                                                   ------------------------------------------------
          Total expenses                                                                           122,587                 257,152
                                                                                   ------------------------------------------------
          Net investment income                                                                  1,879,716               3,589,014
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized loss on investments sold                                                              (72,596)               (159,363)
Unrealized depreciation of investments during the period                                        (3,289,503)             (5,918,657)
                                                                                   ------------------------------------------------
          Net loss on investments                                                               (3,362,099)             (6,078,020)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                                 $(1,482,383)            $(2,489,006)
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $1,879,716              $3,589,014
          Net realized loss on investments                                                         (72,596)               (159,363)
          Unrealized depreciation of investments during the period                              (3,289,503)             (5,918,657)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                                  (1,482,383)             (2,489,006)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           9,711,429              20,753,432
          Cost of units redeemed                                                                (7,025,005)            (12,334,708)

          Net increase in net assets resulting from participant transactions                     2,686,424               8,418,724
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                 1,204,041               5,929,718
Net Assets:
          Beginning of period                                                                  132,592,986             127,867,309
                                                                                   ------------------------------------------------
          End of period                                                                       $133,797,027            $133,797,027
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                       10,290,796               9,847,223
               Sold                                                                                754,441               1,609,383
               Redeemed                                                                           (547,348)               (958,717)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                             10,497,889              10,497,889
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.19                   $0.37
Expenses                                                                                            (0.02)                  (0.03)
                                                                                   ------------------------------------------------
Net investment income                                                                                0.17                    0.34
Net realized and unrealized loss on investments                                                     (0.30)                  (0.58)
                                                                                   ------------------------------------------------
Net decrease in unit value                                                                          (0.13)                  (0.24)
Net asset value at beginning of period                                                              12.88                   12.99
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $12.75                  $12.75
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.37%                   0.39%
Ratio of net investment income to average net assets*                                                5.65%                   5.49%
Portfolio turnover**                                                                                 4.89%                   8.07%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  10,498                  10,498
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $78,907,052)                                                                          $81,570,990
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    190,450
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                          27,664
                                                                                                           ------------------------
          Total  assets                                                                                                 81,789,104
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                           0
     Payable for fund units purchased                                                                                      190,450
     Accrued expenses                                                                                                       18,702
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                209,152
                                                                                                           ------------------------
Net Assets                                                                                                             $81,579,952
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($81,579,952/3,721,621 units outstanding)                                                                                   $21.92
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                19,131                  36,565
                                                                                   ------------------------------------------------
          Total investment income                                                                   19,131                  36,565

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                          40,833                  79,762
     American  Bar  Retirement  Association - program  fee                                           8,591                  16,607
     Trustee, management and administration fees                                                    14,903                  28,910
     Other  expenses  and  taxes                                                                     4,579                  15,789
     Amortization  of  organization  expenses                                                        1,477                   2,939
                                                                                   ------------------------------------------------
          Total expenses                                                                            70,383                 144,007
                                                                                   ------------------------------------------------
          Net investment loss                                                                      (51,252)               (107,442)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            3,250,839               2,559,823
Unrealized appreciation (depreciation) of investments during the period                           (890,029)                938,773
                                                                                   ------------------------------------------------
          Net gain on investments                                                                2,360,810               3,498,596
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  $2,309,558              $3,391,154
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                     $(51,252)              $(107,442)
          Net realized gain on investments                                                       3,250,839               2,559,823
          Unrealized appreciation (depreciation) of investments during the period                 (890,029)                938,773
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   2,309,558               3,391,154
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          39,919,158              77,389,588
          Cost of units redeemed                                                               (32,644,785)            (68,775,770)

          Net increase in net assets resulting from participant transactions                     7,274,373               8,613,818
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                 9,583,931              12,004,972

Net Assets:
          Beginning of period                                                                   71,996,021              69,574,980
                                                                                   ------------------------------------------------
          End of period                                                                        $81,579,952             $81,579,952
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        3,377,303               3,302,529
               Sold                                                                              1,838,473               3,643,185
               Redeemed                                                                         (1,494,155)             (3,224,093)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              3,721,621               3,721,621
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.00                   $0.01
Expenses                                                                                            (0.02)                  (0.04)
                                                                                   ------------------------------------------------
Net investment loss                                                                                 (0.02)                  (0.03)
Net realized and unrealized gain on investments                                                      0.62                    0.88
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           0.60                    0.85
Net asset value at beginning of period                                                              21.32                   21.07
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $21.92                  $21.92
                                                                                   ============================================
Ratio of expenses to average net assets*                                                             0.37%                   0.39%
Ratio of net investment loss to average net assets*                                                 (0.27)%                 (0.29)%
Portfolio turnover**                                                                                41.85%                  92.00%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  3,722                   3,722
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                 June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $685,906,019)                                                                        $685,906,019
     Interest  Receivable                                                                                                3,280,925
     Receivable  for  fund  units  sold                                                                                    231,830
     Other  assets                                                                                                          89,614
                                                                                                           ------------------------
          Total  assets                                                                                                689,508,388
                                                                                                           ------------------------
Liabilities
     Payable for fund units redeemed                                                                                             0
     Accrued expenses                                                                                                      172,515
                                                                                                           ------------------------
          Total liabilities                                                                                                172,515
                                                                                                           ------------------------
Net Assets                                                                                                            $689,335,873
                                                                                                           ========================
Net asset value, redemption price and offering price per
unit of beneficial interest
($689,335,873/689,335,873 units outstanding)                                                                                 $1.00
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Interest income                                                                                 $9,869,693             $19,654,622
                                                                                   ------------------------------------------------
Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         365,843                 742,010
     American  Bar  Retirement  Association - program  fee                                          76,974                 154,434
     Trustee, management and administration fees                                                   133,515                 268,846
     Other  expenses  and  taxes                                                                    40,724                 166,015
     Amortization  of  organization  expenses                                                       15,158                  30,149
                                                                                   ------------------------------------------------
          Total expenses                                                                           632,214               1,361,454
                                                                                   ------------------------------------------------
          Net investment income                                                                 $9,237,479             $18,293,168
                                                                                   ------------------------------------------------

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                      $9,237,479             $18,293,168
                                                                                   ------------------------------------------------
          Distributions from investment income                                                  (9,237,479)            (18,293,168)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          55,573,214             103,710,796
          Units issued in connection with reinvestment
             of net investment income                                                            9,237,479              18,293,168
          Cost of units redeemed                                                               (54,748,401)           (112,659,250)

          Net increase in net assets resulting from
             participant transactions                                                           10,062,292               9,344,714
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                10,062,292               9,344,714
                                                                                   ------------------------------------------------
Net Assets:
          Beginning of period                                                                  679,273,581             679,991,159
                                                                                   ------------------------------------------------
          End of period                                                                       $689,335,873            $689,335,873
                                                                                   ================================================

         American Bar Association Members / State Street Collective Trust

                             Stable Asset Return Fund

                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.015                  $0.029
Expenses                                                                                            (0.001)                 (0.002)
                                                                                   ------------------------------------------------
Net investment income                                                                                0.014                   0.027
Reinvestment of net investment income                                                               (0.014)                 (0.027)
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           0.00                    0.00
Net asset value at beginning of period                                                               1.00                    1.00
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $1.00                   $1.00
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.40%                   0.40%
Ratio of net investment income to average net assets*                                                5.62%                   5.44%
Number  of  units  outstanding  at  end  of  period (in thousands)                                 689,336                 689,336
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $135,304,313)                                                                        $178,212,250
     Cash                                                                                                                      776
     Receivable  for  investments  sold                                                                                    345,118
     Receivable  for  fund  units  sold                                                                                      7,531
     Dividends  and  interest  receivable                                                                                  266,806
     Other  assets                                                                                                          19,097
                                                                                                           ------------------------
          Total  assets                                                                                                178,851,578
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                           0
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                       84,459
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                 84,459
                                                                                                           ------------------------
Net Assets                                                                                                            $178,767,119
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($178,767,119/6,755,363 units outstanding)                                                                                  $26.46
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $753,003              $1,442,234
     Interest income                                                                                79,403                 150,251
                                                                                   ------------------------------------------------
          Total investment income                                                                  832,406               1,592,485

Expenses:
     Investment  advisory  fee                                                                     127,844                 243,542
     State  Street  Bank  &  Trust  Company - program  fee                                          89,926                 172,420
     American  Bar  Retirement  Association - program  fee                                          18,924                  35,910
     Trustee, management and administration fees                                                    32,821                  62,502
     Other  expenses  and  taxes                                                                     9,285                  34,530
     Amortization  of  organization  expenses                                                        3,231                   6,426
                                                                                   ------------------------------------------------
          Total expenses                                                                           282,031                 555,330
                                                                                   ------------------------------------------------
          Net investment income                                                                    550,375               1,037,155
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,173,810               9,209,068
Unrealized appreciation of investments during the period                                        18,024,249               9,115,990
                                                                                   ------------------------------------------------
          Net gain on investments                                                               19,198,059              18,325,058
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                 $19,748,434             $19,362,213
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                   $550,375              $1,037,155
          Net realized gain on investments                                                       1,173,810               9,209,068
          Unrealized appreciation of investments during the period                              18,024,249               9,115,990
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  19,748,434              19,362,213
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           9,449,517              17,648,627
          Cost of units redeemed                                                                (2,953,495)             (9,026,661)

          Net increase in net assets resulting from participant transactions                     6,496,022               8,621,966
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                26,244,456              27,984,179

Net Assets:
          Beginning of period                                                                  152,522,663             150,782,940
                                                                                   ------------------------------------------------
          End of period                                                                       $178,767,119            $178,767,119
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        6,501,265               6,408,409
               Sold                                                                                370,103                 723,024
               Redeemed                                                                           (116,005)               (376,070)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              6,755,363               6,755,363
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.12                   $0.24
Expenses                                                                                            (0.04)                  (0.08)
                                                                                   ------------------------------------------------
Net investment income                                                                                0.08                    0.16
Net realized and unrealized gain on investments                                                      2.92                    2.77
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           3.00                    2.93
Net asset value at beginning of period                                                              23.46                   23.53
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $26.46                  $26.46
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.67%                   0.70%
Ratio of net investment income to average net assets*                                                1.31%                   1.31%
Portfolio turnover                                                                                   3.60%                  14.48%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,755                   6,755
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                 June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $21,898,067)                                                                          $23,982,034
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    262,029
     Receivable  for  fund  units  sold                                                                                      1,209
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                 24,245,272
                                                                                                           ------------------------
Liabilities                                                                                                                      0
     Payable for investments purchased                                                                                     263,238
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                263,238
                                                                                                           ------------------------
Net Assets                                                                                                             $23,982,034
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($23,982,034/1,572,574 units outstanding)                                                                                   $15.25
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Amortization  of  organization  expenses                                                            0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                              543,767                 879,052
Unrealized appreciation of investments during the period                                            71,175                  33,396
                                                                                   ------------------------------------------------
          Net gain on investments                                                                  614,942                 912,448
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                    $614,942                $912,448
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase/decrease in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                         543,767                 879,052
          Unrealized appreciation of investments during the period                                  71,175                  33,396
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                     614,942                 912,448
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           1,350,405               4,147,619
          Cost of units redeemed                                                                (2,384,101)             (3,809,300)

          Net increase (decrease) in net assets resulting from participant transactions         (1,033,696)                338,319
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                       (418,754)              1,250,767

Net Assets:
          Beginning of period                                                                   24,400,788              22,731,267
                                                                                   ------------------------------------------------
          End of period                                                                        $23,982,034             $23,982,034
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        1,640,466               1,547,249
               Sold                                                                                 89,568                 279,256
               Redeemed                                                                           (157,460)               (253,931)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              1,572,574               1,572,574
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

              Structured Portfolio Service - Conservative Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.00                   $0.00
Expenses                                                                                             0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                0.00                    0.00
Net realized and unrealized gain on investments                                                      0.38                    0.56
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           0.38                    0.56
Net asset value at beginning of period                                                              14.87                   14.69
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $15.25                  $15.25
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 8.13%                  20.59%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  1,573                   1,573
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

        American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                 June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $85,934,510)                                                                         $102,492,073
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                  1,237,215
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                103,729,288
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   1,173,084
     Payable for fund units purchased                                                                                       64,131
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,237,215
                                                                                                           ------------------------
Net Assets                                                                                                            $102,492,073
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($102,492,073/5,929,321 units outstanding)                                                                                  $17.29
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Amortization  of  organization  expenses                                                            0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,522,554               2,884,828
Unrealized appreciation of investments during the period                                         2,209,419               2,384,842
                                                                                   ------------------------------------------------
          Net gain on investments                                                                3,731,973               5,269,670
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  $3,731,973              $5,269,670
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       1,522,554               2,884,828
          Unrealized appreciation of investments during the period                               2,209,419               2,384,842
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   3,731,973               5,269,670
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           9,808,915              17,340,540
          Cost of units redeemed                                                                (1,775,231)             (4,464,456)

          Net increase in net assets resulting from participant transactions                     8,033,684              12,876,084
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                11,765,657              18,145,754
Net Assets:
          Beginning of period                                                                   90,726,416              84,346,319
                                                                                   ------------------------------------------------
          End of period                                                                       $102,492,073            $102,492,073
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        5,455,171               5,159,072
               Sold                                                                                578,039               1,038,168
               Redeemed                                                                           (103,889)               (267,919)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              5,929,321               5,929,321
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                Structured Portfolio Service - Moderate Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.00                   $0.00
Expenses                                                                                             0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                0.00                    0.00
Net realized and unrealized gain on investments                                                      0.66                    0.94
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           0.66                    0.94
Net asset value at beginning of period                                                              16.63                   16.35
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $17.29                  $17.29
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 4.81%                  10.19%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  5,929                   5,929
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                 June 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $64,406,280)                                                                          $81,747,579
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    865,754
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                 82,613,333
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     751,141
     Payable for fund units purchased                                                                                      114,613
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                865,754
                                                                                                           ------------------------
Net Assets                                                                                                             $81,747,579
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($81,747,579/4,203,195 units outstanding)                                                                                   $19.45
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Amortization  of  organization  expenses                                                            0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,344,367               2,599,223
Unrealized appreciation of investments during the period                                         3,217,694               3,554,213
                                                                                   ------------------------------------------------
          Net gain on investments                                                                4,562,061               6,153,436
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  $4,562,061              $6,153,436
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       1,344,367               2,599,223
          Unrealized appreciation of investments during the period                               3,217,694               3,554,213
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   4,562,061               6,153,436
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           7,316,156              12,668,502
          Cost of units redeemed                                                                (1,653,093)             (3,919,242)

          Net increase in net assets resulting from participant transactions                     5,663,063               8,749,260
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                10,225,124              14,902,696
Net Assets:
          Beginning of period                                                                   71,522,455              66,844,883
                                                                                   ------------------------------------------------
          End of period                                                                        $81,747,579             $81,747,579
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        3,901,794               3,729,881
               Sold                                                                                388,303                 686,053
               Redeemed                                                                            (86,902)               (212,739)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              4,203,195               4,203,195
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

               Structured Portfolio Service - Aggressive Portfolio

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 1999          January 1, 1999
                                                                                      to June 30, 1999        to June 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.00                   $0.00
Expenses                                                                                             0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                0.00                    0.00
Net realized and unrealized gain on investments                                                      1.12                    1.53
                                                                                   ------------------------------------------------
Net increase in unit value                                                                           1.12                    1.53
Net asset value at beginning of period                                                              18.33                   17.92
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $19.45                  $19.45
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 4.80%                  10.22%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   4,203                   4,203
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The second quarter of 1999 had a reversal of the trends seen in the last several quarters. Small capitalization stocks outperformed large capitalization stocks while value investing performed considerably better than growth investing. The materials and processing sector had the strongest returns followed closely by the producer durables and energy sectors. The health care sector, along with consumer staples had the weakest returns. In the domestic bond market, yields increased in anticipation of the Federal Reserve increasing the short term lending rate, which it did on the last day of the quarter. The international markets finished with the established markets having a modest increase and emerging markets showing extremely strong returns.

Aggressive Equity Fund

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30, 1999, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 15.27%. By comparison, the Russell 2000 Index produced a total return of 15.55% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were technology, business services and health care. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at June 30, 1999 included Biogen Inc., Xilinx Inc., JDS Uniphase Corp., Kohl's Corp. and Legato Systems Inc.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended June 30, 1999, the Balanced

Fund experienced a total return, net of Expenses, of 5.19%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 3.92%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, financial services and consumer services. Securities representing the largest holdings based on market value in the Balanced Fund at June 30, 1999 included BankAmerica Corp., SLM Holding Corp, Pfizer Inc., Citigroup Inc. and The Shell Transportation & Trading Company Plc ADR. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

         For the quarter ended June 30, 1999, the Growth Equity Fund experienced a total return, net of Expenses, of 4.15%. By comparison, the Russell 1000 Growth Index produced a return of 3.85% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were technology, health care and consumer staples. Securities representing the largest holdings based on market value in the Growth Equity Fund at June 30, 1999 included General Electric Company, Microsoft Corp., Cisco Systems Inc., Pfizer Inc. and Lucent Technologies Inc.

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

         The Fund produced a total return, net of Expenses, of 8.04% for the quarter ended June 30, 1999. By comparison, the Russell 3000 Index produced a return of 7.71% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. During the quarter ended June 30, 1999, a portion of the Intermediate Bond Fund (approximately two-thirds) was actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. During this period, two-thirds of all contributions to the Fund were invested in the PIMCO Total Return Fund and the remaining one-third was invested in the Masterworks Bond Index Fund.

         For the quarter ended June 30, 1999, the Intermediate Bond Fund experienced a total return, net of Expenses, of (1.08)%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of (0.88)% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         Until the International Equity Fund reaches its minimum level of contributions to meet its investment objective and to provide for efficient investment of the Fund's assets, which State Street currently expects to be approximately $75 to $100 million, all contributions to the International Equity Fund will be invested in the T. Rowe Price International Stock Fund.

         For the quarter ended June 30, 1999, the International Equity Fund experienced a total return, net of Expenses, of 2.83%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 4.60%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of June 30, 1999, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, France and the Netherlands. The securities representing the largest holdings based on market value were National Westminster Bank PLC, SmithKline Beecham PLC ADR, The Shell Transport & Trading Company Plc ADR, Wolters Kluwer NV ADR and Nestle S.A.
ADR.

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

         For the quarter ended June 30, 1999, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.42%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 4.45%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended June 30, 1999, the Value Equity Fund experienced a total return, net of Expenses, of 12.81%. By comparison, the Russell 1000 Value Index produced a return of 11.28% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Value Equity Fund were technology, financial services and raw materials. Securities representing the largest holdings based on market value in the Value Equity Fund at June 30, 1999 included International Business Machines Corp., Microsoft Corp., General Electric Company, Johnson & Johnson Inc. and BankAmerica Corp.

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

         For the quarter ended June 30, 1999, the Structured Portfolio Service experienced a total return, net of Expenses, of 2.53% for the Conservative Portfolio, 3.93% for the Moderate Portfolio, and 6.10% for the Aggressive Portfolio.

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


                             AMERICAN BAR ASSOCIATION MEMBERS/
                             STATE STREET COLLECTIVE TRUST


August 12, 1999              By: /s/ BETH M. HALBERSTADT
                             ---------------------------
                             Beth M. Halberstadt
                             Vice President and Chief Financial Officer


August 12, 1999              By: /s/ SUSAN C. DANIELS
                             ------------------------
                             Susan C. Daniels
                             Treasurer and Chief Accounting Officer