Form 10-Q
period 1999-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 1999-11-15
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45

     Item 3. Quantitative and Qualitative Disclosure
             About Market Risk.................................50


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..................51

SIGNATURES.....................................................52

Part l. Financial Information
Item l. Financial Statements (unaudited)

        American Bar Association Members / State Street Collective Trust

                              Aggressive Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $238,837,106)                                                                        $310,204,671
     Cash                                                                                                                   18,685
     Receivable  for  investments  sold                                                                                  1,058,533
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                  136,418
     Other  assets                                                                                                          30,162
                                                                                                           ------------------------
          Total  assets                                                                                                311,448,469
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     784,111
     Payable for fund units purchased                                                                                       18,592
     Accrued expenses                                                                                                      420,061
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,222,764
                                                                                                           ------------------------
Net Assets                                                                                                            $310,225,705
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(310,225,705/5,141,750 units outstanding)                                                                                  $60.33
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $342,834                $976,634
     Interest income                                                                               159,911                 409,666
                                                                                   ------------------------------------------------
          Total investment income                                                                  502,745               1,386,300

Expenses:
     Investment  advisory  fee                                                                     340,606                 956,113
     State  Street  Bank  &  Trust  Company - program  fee                                         160,912                 466,343
     American  Bar  Retirement  Association - program  fee                                          34,581                  98,140
     Trustee, management and administration fees                                                    59,312                 169,970
     Other  expenses  and  taxes                                                                    17,432                  76,521
     Amortization  of  organization  expenses                                                        6,222                  18,463

          Total expenses                                                                           619,065               1,785,550
                                                                                   ------------------------------------------------
          Net investment loss                                                                     (116,320)               (399,250)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                           10,204,824              34,187,996
Unrealized appreciation (depreciation) of investments during the period                         (3,392,236)             12,353,548
                                                                                   ------------------------------------------------
          Net gain on investments                                                                6,812,588              46,541,544
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  $6,696,268             $46,142,294
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                    $(116,320)              $(399,250)
          Net realized gain on investments                                                      10,204,824              34,187,996
          Unrealized appreciation (depreciation) of investments during the period               (3,392,236)             12,353,548
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   6,696,268              46,142,294
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          10,075,963              17,113,518
          Cost of units redeemed                                                                (9,010,497)            (51,884,970)

          Net increase (decrease) in net assets resulting from participant
               transactions                                                                      1,065,466             (34,771,451)
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                 7,761,734              11,370,842

Net Assets:
          Beginning of period                                                                  302,463,971             298,854,863
                                                                                   ------------------------------------------------
          End of period                                                                       $310,225,705            $310,225,705
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        5,125,548               5,806,015
               Sold                                                                                168,204                 304,708
               Redeemed                                                                           (152,002)               (968,973)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              5,141,750               5,141,750
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.10                   $0.26
Expenses                                                                                             (0.12)                  (0.34)
                                                                                   ------------------------------------------------
Net investment loss                                                                                  (0.02)                  (0.08)
Net realized and unrealized gain on investments                                                       5.02                    8.94
                                                                                   ------------------------------------------------
Net increase in unit value                                                                            5.00                    8.86
Net asset value at beginning of period                                                               55.33                   51.47
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $60.33                  $60.33
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.80%                   0.82%
Ratio of net investment loss to average net assets*                                                  (0.15)%                 (0.18)%
Portfolio turnover                                                                                   11.53%                  40.10%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   5,142                   5,142
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $460,352,984)                                                                        $506,343,024
     Cash                                                                                                                    1,530
     Receivable  for  investments  sold                                                                                 15,164,838
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                1,874,722
     Other  assets                                                                                                          44,087
                                                                                                           ------------------------
          Total  assets                                                                                                523,428,201
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                  83,657,844
     Payable for fund units purchased                                                                                       17,506
     Accrued expenses                                                                                                      275,355
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                             83,950,705
                                                                                                           ------------------------
Net Assets                                                                                                            $439,477,496
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(439,477,496/7,785,847 units outstanding)                                                                                  $56.45
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $991,276              $2,582,761
     Interest income                                                                             2,647,027               7,971,553
                                                                                   ------------------------------------------------
          Total investment income                                                                3,638,303              10,554,314

Expenses:
     Investment  advisory  fee                                                                     263,015                 766,743
     State  Street  Bank  &  Trust  Company - program  fee                                         237,785                 715,788
     American  Bar  Retirement  Association - program  fee                                          51,103                 150,614
     Trustee, management and administration fees                                                    87,645                 260,874
     Other  expenses  and  taxes                                                                    27,863                 126,020
     Amortization  of  organization  expenses                                                        9,094                  26,986

          Total expenses                                                                           676,505               2,047,025
                                                                                   ------------------------------------------------
          Net investment income                                                                  2,961,798               8,507,289
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                           12,618,324              25,576,654
Unrealized depreciation of investments during the period                                       (34,749,826)             (8,590,389)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                       (22,131,502)             16,986,265
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(19,169,704)            $25,493,555
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                 $2,961,797              $8,507,289
          Net realized gain on investments                                                      12,618,324              25,576,654
          Unrealized depreciation of investments during the period                             (34,749,825)             (8,590,388)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (19,169,704)             25,493,555
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           5,807,590              22,602,944
          Cost of units redeemed                                                                (9,349,191)            (23,281,295)

          Net decrease in net assets resulting from participant transactions                    (3,541,601)               (678,351)
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                    (22,711,305)             24,815,204

Net Assets:
          Beginning of period                                                                  462,188,801             414,662,292
                                                                                   ------------------------------------------------
          End of period                                                                       $439,477,496            $439,477,496
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        7,847,942               7,796,320
               Sold                                                                                 99,512                 397,999
               Redeemed                                                                           (161,607)               (408,472)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              7,785,847               7,785,847
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                  Balanced Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.46                   $1.35
Expenses                                                                                             (0.09)                  (0.26)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.37                    1.09
Net realized and unrealized gain (loss) on investments                                               (2.81)                   2.17
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (2.44)                   3.26
Net asset value at beginning of period                                                               58.89                   53.19
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $56.45                  $56.45
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.59%                   0.61%
Ratio of net investment income to average net assets*                                                 2.58%                   2.55%
Portfolio turnover                                                                                   56.10%                 165.49%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,786                   7,786
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                             September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $1,031,093,026)                                                                    $1,433,842,792
     Cash                                                                                                                   10,218
     Receivable  for  investments  sold                                                                                  6,165,426
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                1,237,441
     Other  assets                                                                                                         150,869
                                                                                                           ------------------------
          Total  assets                                                                                              1,441,406,746
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   5,548,480
     Payable for fund units purchased                                                                                      337,125
     Accrued expenses                                                                                                    1,196,912
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              7,082,517
                                                                                                           ------------------------
Net Assets                                                                                                          $1,434,324,229
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(1,434,324,229/2,660,332 units outstanding)                                                                               $539.15
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $2,997,903              $8,464,169
     Interest income                                                                               258,560               1,119,898
                                                                                   ------------------------------------------------
          Total investment income                                                                3,256,463               9,584,067

Expenses:
     Investment  advisory  fee                                                                     810,301               2,329,732
     State  Street  Bank  &  Trust  Company - program  fee                                         771,878               2,285,825
     American  Bar  Retirement  Association - program  fee                                         165,887                 481,068
     Trustee, management and administration fees                                                   284,523                 833,215
     Other  expenses  and  taxes                                                                    94,607                 407,227
     Amortization  of  organization  expenses                                                       27,346                  81,147

          Total expenses                                                                         2,154,542               6,418,214
                                                                                   ------------------------------------------------
          Net investment income                                                                  1,101,921               3,165,853
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                           39,708,357             142,101,647
Unrealized depreciation of investments during the period                                       (94,620,096)            (35,633,253)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                       (54,911,739)            106,468,394
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(53,809,818)           $109,634,247
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                 $1,101,921              $3,165,853
          Net realized gain on investments                                                      39,708,357             142,101,647
          Unrealized depreciation of investments during the period                             (94,620,096)            (35,633,253)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (53,809,818)            109,634,247
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          15,710,220              86,690,581
          Cost of units redeemed                                                               (25,882,087)            (59,827,271)

          Net increase (decrease) in net assets resulting from participant transactions        (10,171,867)             26,863,310
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                    (63,981,685)            136,497,557

Net Assets:
          Beginning of period                                                                1,498,305,915           1,297,826,672
                                                                                   ------------------------------------------------
          End of period                                                                     $1,434,324,229          $1,434,324,229
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        2,678,958               2,609,243
               Sold                                                                                 28,380                 161,671
               Redeemed                                                                            (47,006)               (110,582)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              2,660,332               2,660,332
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $1.22                   $3.61
Expenses                                                                                             (0.81)                  (2.42)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.41                    1.19
Net realized and unrealized gain (loss) on investments                                              (20.55)                  40.56
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                               (20.14)                  41.75
Net asset value at beginning of period                                                              559.29                  497.40
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $539.15                 $539.15
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.58%                   0.60%
Ratio of net investment income to average net assets*                                                 0.30%                   0.30%
Portfolio turnover                                                                                    9.70%                  36.67%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   2,660                   2,660
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $239,814,531)                                                                        $253,354,784
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                          0
     Receivable  for  fund  units  sold                                                                                    903,005
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                          21,835
                                                                                                           ------------------------
          Total  assets                                                                                                254,279,624
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                           0
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                       73,239
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                 73,239
                                                                                                           ------------------------
Net Assets                                                                                                            $254,206,385
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(254,206,385/8,944,338 units outstanding)                                                                                  $28.42
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         136,158                 391,356
     American  Bar  Retirement  Association - program  fee                                          29,262                  82,409
     Trustee, management and administration fees                                                    50,188                 142,699
     Other  expenses  and  taxes                                                                    15,254                  65,662
     Amortization  of  organization  expenses                                                        4,503                  13,363

          Total expenses                                                                           235,365                 695,489
                                                                                   ------------------------------------------------
          Net investment loss                                                                     (235,365)               (695,489)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                              603,296              23,774,969
Unrealized depreciation of investments during the period                                       (17,248,978)            (13,132,919)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                       (16,645,682)             10,642,050
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(16,881,047)             $9,946,561
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                    $(235,365)              $(695,489)
          Net realized gain on investments                                                         603,296              23,774,969
          Unrealized depreciation of investments during the period                             (17,248,978)            (13,132,919)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (16,881,047)              9,946,561
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          10,439,441              41,997,349
          Cost of units redeemed                                                                (3,530,675)             (8,061,254)

          Net increase in net assets resulting from participant transactions                     6,908,766              33,936,095
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                     (9,972,281)             43,882,656

Net Assets:
          Beginning of period                                                                  264,178,666             210,323,729
                                                                                   ------------------------------------------------
          End of period                                                                       $254,206,385            $254,206,385
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        8,707,519               7,745,510
               Sold                                                                                356,042               1,475,418
               Redeemed                                                                           (119,221)               (276,590)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              8,944,338               8,944,338
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                             (0.03)                  (0.08)
                                                                                   ------------------------------------------------
Net investment loss                                                                                  (0.03)                  (0.08)
Net realized and unrealized gain (loss) on investments                                               (1.89)                   1.35
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (1.92)                   1.27
Net asset value at beginning of period                                                               30.34                   27.15
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $28.42                  $28.42
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.36%                   0.38%
Ratio of net investment loss to average net assets*                                                  (0.36)%                 (0.38)%
Portfolio turnover**                                                                                  2.01%                 112.05%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   8,944                   8,944
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the collective investment funds in which the fund invests, rather than the turnover of the underlying portfolios of such collective investment funds.

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $139,001,619)                                                                        $132,760,974
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    932,296
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                  663,865
     Other  assets                                                                                                          13,677
                                                                                                           ------------------------
          Total  assets                                                                                                134,370,812
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     678,915
     Payable for fund units purchased                                                                                      928,796
     Accrued expenses                                                                                                       39,300
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,647,011
                                                                                                           ------------------------
Net Assets                                                                                                            $132,723,801
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(132,723,801/10,345,215 units outstanding)                                                                                 $12.83
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $2,016,506              $5,862,672
     Interest income                                                                                     1                       1
                                                                                   ------------------------------------------------
          Total investment income                                                                2,016,507               5,862,673

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                          69,039                 211,771
     American  Bar  Retirement  Association - program  fee                                          14,837                  44,547
     Trustee, management and administration fees                                                    25,446                  77,166
     Other  expenses  and  taxes                                                                     7,967                  35,407
     Amortization  of  organization  expenses                                                        2,822                   8,373

          Total expenses                                                                           120,111                 377,264
                                                                                   ------------------------------------------------
          Net investment income                                                                  1,896,396               5,485,409
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized loss on investments sold                                                              (35,869)               (195,232)
Unrealized depreciation of investments during the period                                          (980,956)             (6,899,612)
                                                                                   ------------------------------------------------
          Net loss on investments                                                               (1,016,825)             (7,094,844)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                         $879,571             $(1,609,435)
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                 $1,896,396              $5,485,409
          Net realized loss on investments                                                         (35,869)               (195,232)
          Unrealized depreciation of investments during the period                                (980,956)             (6,899,612)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                          879,571              (1,609,435)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           3,621,291              24,374,723
          Cost of units redeemed                                                                (5,574,088)            (17,908,796)

          Net increase (decrease) in net assets resulting from participant transactions         (1,952,797)              6,465,927
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                     (1,073,226)              4,856,492

Net Assets:
          Beginning of period                                                                  133,797,027             127,867,309
                                                                                   ------------------------------------------------
          End of period                                                                       $132,723,801            $132,723,801
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                       10,497,889               9,847,223
               Sold                                                                                284,573               1,893,956
               Redeemed                                                                           (437,247)             (1,395,964)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                             10,345,215              10,345,215
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.20                   $0.57
Expenses                                                                                             (0.01)                  (0.04)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.19                    0.53
Net realized and unrealized loss on investments                                                      (0.11)                  (0.69)
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                 0.08                   (0.16)
Net asset value at beginning of period                                                               12.75                   12.99
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $12.83                  $12.83
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.36%                   0.38%
Ratio of net investment income to average net assets*                                                 5.69%                   5.56%
Portfolio turnover**                                                                                  5.36%                  13.47%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  10,345                  10,345
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $83,022,699)                                                                          $85,803,565
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                          0
     Receivable  for  fund  units  sold                                                                                  2,647,808
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                          27,726
                                                                                                           ------------------------
          Total  assets                                                                                                 88,479,099
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   2,625,808
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                       24,236
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              2,650,044
                                                                                                           ------------------------
Net Assets                                                                                                             $85,829,055
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(85,829,055/3,782,684 units outstanding)                                                                                   $22.69
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                20,757                  57,322
                                                                                   ------------------------------------------------
          Total investment income                                                                   20,757                  57,322

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                          42,967                 122,729
     American  Bar  Retirement  Association - program  fee                                           9,234                  25,841
     Trustee, management and administration fees                                                    15,837                  44,746
     Other  expenses  and  taxes                                                                     4,629                  20,418
     Amortization  of  organization  expenses                                                        1,494                   4,434

          Total expenses                                                                            74,161                 218,168
                                                                                   ------------------------------------------------
          Net investment loss                                                                      (53,404)               (160,846)
                                                                                   ------------------------------------------------
Realized and unrealized gain on investments:
Net realized gain on investments sold                                                            2,820,869               5,380,692
Unrealized appreciation of investments during the period                                           116,928               1,055,701
                                                                                   ------------------------------------------------
          Net gain on investments                                                                2,937,797               6,436,393
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  $2,884,393              $6,275,547
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                     $(53,404)              $(160,846)
          Net realized gain on investments                                                       2,820,869               5,380,692
          Unrealized appreciation of investments during the period                                 116,928               1,055,701
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   2,884,393               6,275,547
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          35,633,535             113,023,123
          Cost of units redeemed                                                               (34,268,825)           (103,044,595)

          Net increase in net assets resulting from participant transactions                     1,364,710               9,978,528
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                 4,249,103              16,254,075

Net Assets:
          Beginning of period                                                                   81,579,952              69,574,980
                                                                                   ------------------------------------------------
          End of period                                                                        $85,829,055             $85,829,055
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        3,721,620               3,302,529
               Sold                                                                              1,592,009               5,235,193
               Redeemed                                                                         (1,530,945)             (4,755,038)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              3,782,684               3,782,684
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                            International Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.01                   $0.02
Expenses                                                                                             (0.02)                  (0.06)
                                                                                   ------------------------------------------------
Net investment loss                                                                                  (0.01)                  (0.04)
Net realized and unrealized gain on investments                                                       0.78                    1.66
                                                                                   ------------------------------------------------
Net increase in unit value                                                                            0.77                    1.62
Net asset value at beginning of period                                                               21.92                   21.07
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $22.69                  $22.69
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.36%                   0.38%
Ratio of net investment loss to average net assets*                                                  (0.26)%                 (0.28)%
Portfolio turnover**                                                                                 45.95%                 142.79%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   3,783                   3,783
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $700,816,689)                                                                        $700,816,689
     Interest  Receivable                                                                                                3,426,321
     Receivable  for  fund  units  sold                                                                                          0
     Other  assets                                                                                                          74,289
                                                                                                           ------------------------
          Total  assets                                                                                                704,317,299
                                                                                                           ------------------------
Liabilities
     Payable for fund units redeemed                                                                                     2,947,998
     Accrued expenses                                                                                                      213,022
                                                                                                           ------------------------
          Total liabilities                                                                                              3,161,020
                                                                                                           ------------------------
Net Assets                                                                                                             701,156,279
                                                                                                           ========================
Net asset value, redemption price and offering price per
unit of beneficial interest
$(701,156,279/701,156,279 units outstanding)                                                                                 $1.00
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Interest income                                                                                $10,320,104             $29,974,726
                                                                                   ------------------------------------------------
Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         364,146               1,106,156
     American  Bar  Retirement  Association - program  fee                                          78,253                 232,687
     Trustee, management and administration fees                                                   134,207                 403,053
     Other  expenses  and  taxes                                                                    41,172                 207,187
     Amortization  of  organization  expenses                                                       15,324                  45,474
                                                                                   ------------------------------------------------
          Total expenses                                                                           633,102               1,994,556
                                                                                   ------------------------------------------------
          Net investment income                                                                 $9,687,002             $27,980,170
                                                                                   ------------------------------------------------

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                      $9,687,002             $27,980,170
                                                                                   ------------------------------------------------
          Distributions from investment income                                                  (9,687,002)            (27,980,170)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          52,064,723             155,775,518
          Units issued in connection with reinvestment
               of net investment income                                                          9,687,002              27,980,170
          Cost of units redeemed                                                               (49,931,319)           (162,590,568)

          Net increase in net assets resulting from
               participant transactions                                                         11,820,407              21,165,120
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                11,820,407              21,165,120
                                                                                   ------------------------------------------------
Net Assets:
          Beginning of period                                                                  689,335,873             679,991,159
                                                                                   ------------------------------------------------
          End of period                                                                       $701,156,279            $701,156,279
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.015                  $0.044
Expenses                                                                                             (0.001)                 (0.003)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.014                   0.041
Reinvestment of net investment income                                                                (0.014)                 (0.041)
                                                                                   ------------------------------------------------
Net increase in unit value                                                                            0.00                    0.00
Net asset value at beginning of period                                                                1.00                    1.00
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                     $1.00                   $1.00
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.36%                   0.39%
Ratio of net investment income to average net assets*                                                 5.51%                   5.43%
Number  of  units  outstanding  at  end  of  period (in thousands)                                 701,156                 701,156
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $145,247,523)                                                                         169,199,515
     Cash                                                                                                                    5,001
     Receivable  for  investments  sold                                                                                          0
     Receivable  for  fund  units  sold                                                                                  1,051,992
     Dividends  and  interest  receivable                                                                                  327,598
     Other  assets                                                                                                          15,831
                                                                                                           ------------------------
          Total  assets                                                                                                170,599,937
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                           0
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                       93,687
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                 93,687
                                                                                                           ------------------------
Net Assets                                                                                                            $170,506,250
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(170,506,250/7,097,607 units outstanding)                                                                                  $24.02
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $831,165              $2,273,399
     Interest income                                                                                65,189                 215,441
                                                                                   ------------------------------------------------
          Total investment income                                                                  896,354               2,488,840

Expenses:
     Investment  advisory  fee                                                                     134,207                 377,749
     State  Street  Bank  &  Trust  Company - program  fee                                          92,732                 265,152
     American  Bar  Retirement  Association - program  fee                                          19,929                  55,838
     Trustee, management and administration fees                                                    34,181                  96,683
     Other  expenses  and  taxes                                                                     9,387                  43,916
     Amortization  of  organization  expenses                                                        3,266                   9,692

          Total expenses                                                                           293,702                 849,030
                                                                                   ------------------------------------------------
          Net investment income                                                                    602,652               1,639,810
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,341,028              10,550,097
Unrealized depreciation of investments during the period                                       (18,955,945)             (9,839,957)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                       (17,614,917)                710,140
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(17,012,265)             $2,349,950
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                   $602,652              $1,639,810
          Net realized gain on investments                                                       1,341,028              10,550,097
          Unrealized depreciation of investments during the period                             (18,955,945)             (9,839,957)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (17,012,265)              2,349,950
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                          10,693,088              28,341,714
          Cost of units redeemed                                                                (1,941,693)            (10,968,354)

          Net increase in net assets resulting from participant transactions                     8,751,395              17,373,360
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                     (8,260,870)             19,723,310

Net Assets:
          Beginning of period                                                                  178,767,120             150,782,940
                                                                                   ------------------------------------------------
          End of period                                                                       $170,506,250            $170,506,250
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        6,755,363               6,408,409
               Sold                                                                                417,219               1,140,243
               Redeemed                                                                            (74,975)               (451,045)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              7,097,607               7,097,607
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                                Value Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.13                   $0.37
Expenses                                                                                             (0.04)                  (0.13)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.09                    0.24
Net realized and unrealized gain (loss) on investments                                               (2.53)                   0.25
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (2.44)                   0.49
Net asset value at beginning of period                                                               26.46                   23.53
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $24.02                  $24.02
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.66%                   0.69%
Ratio of net investment income to average net assets*                                                 1.35%                   1.32%
Portfolio turnover**                                                                                  2.17%                  16.26%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,098                   7,098
--------------------------------------------------------------------------------
*Annualized

        American Bar Association Members / State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $22,745,198)                                                                          $24,338,015
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    181,153
     Receivable  for  fund  units  sold                                                                                      8,537
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                 24,527,705
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     189,690
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                189,690
                                                                                                           ------------------------
Net Assets                                                                                                             $24,338,015
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(24,338,015/1,610,803 units outstanding)                                                                                   $15.11
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Amortization  of  organization  expenses                                                            0                       0

          Total expenses                                                                                 0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                              273,136               1,152,189
Unrealized depreciation of investments during the period                                          (491,149)               (457,754)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                          (218,013)                694,435
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                        $(218,013)               $694,435
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                         273,136               1,152,189
          Unrealized depreciation of investments during the period                                (491,149)               (457,754)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                         (218,013)                694,435
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           2,074,813               6,222,432
          Cost of units redeemed                                                                (1,500,819)             (5,310,119)

          Net increase in net assets resulting from participant transactions                       573,994                 912,313
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                   355,981               1,606,748

Net Assets:
          Beginning of period                                                                   23,982,034              22,731,267
                                                                                   ------------------------------------------------
          End of period                                                                        $24,338,015             $24,338,015
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        1,572,574               1,547,249
               Sold                                                                                136,316                 415,572
               Redeemed                                                                            (98,087)               (352,018)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              1,610,803               1,610,803
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.14)                   0.42
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.14)                   0.42
Net asset value at beginning of period                                                               15.25                   14.69
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $15.11                  $15.11
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.00%                   0.00%
Ratio of net investment income to average net assets*                                                 0.00%                   0.00%
Portfolio turnover**                                                                                  8.03%                  28.66%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   1,611                   1,611
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

        American Bar Association Members / State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $89,035,654)                                                                         $102,296,904
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    953,291
     Receivable  for  fund  units  sold                                                                                     96,649
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                103,346,844
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   1,049,940
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,049,940
                                                                                                           ------------------------
Net Assets                                                                                                            $102,296,904
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(102,296,904/6,042,317 units outstanding)                                                                                  $16.93
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Amortization  of  organization  expenses                                                            0                       0

          Total expenses                                                                                 0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,142,450               4,027,278
Unrealized depreciation of investments during the period                                        (3,296,312)               (911,471)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                        (2,153,862)              3,115,807
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      $(2,153,862)             $3,115,807
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       1,142,450               4,027,278
          Unrealized depreciation of investments during the period                              (3,296,312)               (911,471)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (2,153,862)              3,115,807
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           4,581,188              21,921,729
          Cost of units redeemed                                                                (2,622,495)             (7,086,951)

          Net increase in net assets resulting from participant transactions                     1,958,693              14,834,778
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                       (195,169)             17,950,585

Net Assets:
          Beginning of period                                                                  102,492,073              84,346,319
                                                                                   ------------------------------------------------
          End of period                                                                       $102,296,904            $102,296,904
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        5,929,321               5,159,072
               Sold                                                                                265,877               1,304,045
               Redeemed                                                                           (152,881)               (420,800)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              6,042,317               6,042,317
                                                                                   ================================================

         American Bar Association Members / State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.36)                   0.58
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.36)                   0.58
Net asset value at beginning of period                                                               17.29                   16.35
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $16.93                  $16.93
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.00%                   0.00%
Ratio of net investment income to average net assets*                                                 0.00%                   0.00%
Portfolio turnover**                                                                                  4.67%                  14.82%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,042                   6,042
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members / State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                              September 30, 1999
                                                                                                           ------------------------
Assets
     Investments, at value (cost $66,490,795)                                                                          $80,042,911
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    733,798
     Receivable  for  fund  units  sold                                                                                    106,671
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                 80,883,380
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     840,469
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                840,469
                                                                                                           ------------------------
Net Assets                                                                                                             $80,042,911
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
$(80,042,911/4,241,468 units outstanding)                                                                                   $18.87
                                                                                                           ========================

        American Bar Association Members / State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Amortization  of  organization  expenses                                                            0                       0

          Total expenses                                                                                 0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            1,382,339               3,981,562
Unrealized depreciation of investments during the period                                        (3,789,183)               (234,969)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                        (2,406,844)              3,746,593
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      $(2,406,844)             $3,746,593
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       1,382,339               3,981,562
          Unrealized depreciation of investments during the period                              (3,789,183)               (234,969)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (2,406,844)              3,746,593
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           3,457,759              16,126,260
          Cost of units redeemed                                                                (2,755,583)             (6,674,825)

          Net increase in net assets resulting from participant transactions                       702,176               9,451,435
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                     (1,704,668)             13,198,028

Net Assets:
          Beginning of period                                                                   81,747,579              66,844,883
                                                                                   ------------------------------------------------
          End of period                                                                        $80,042,911             $80,042,911
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        4,203,195               3,729,881
               Sold                                                                                180,254                 866,307
               Redeemed                                                                           (141,981)               (354,720)
                                                                                   ------------------------------------------------
          Outstanding-end of period                                                              4,241,468               4,241,468
                                                                                   ================================================

        American Bar Association Members / State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 1999           January 1, 1999
                                                                                    to September 30, 1999   to September 30, 1999
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.58)                   0.94
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.58)                   0.95
Net asset value at beginning of period                                                               19.45                   17.92
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $18.87                  $18.87
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.00%                   0.00%
Ratio of net investment income to average net assets*                                                 0.00%                   0.00%
Portfolio turnover**                                                                                  5.63%                  15.88%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   4,241                   4,241
--------------------------------------------------------------------------------
*Annualized
** Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The third quarter of 1999 produced negative returns for most of the domestic markets. Large capitalization stocks slightly outperformed small capitalization stocks while value investing gave back most of its relative gain on growth investing from the previous quarter. Technology was the only sector in the broad market to show positive returns while financial services along with autos and transportation experienced the largest declines. In the domestic bond market, treasury yields increased, but experienced less volatility compared to the first half of the year. The Federal Reserve increased the short term lending rate again in response to the stronger than expected domestic growth. The international markets finished the third quarter with the established markets rising, particularly the Japanese market which continued its recovery. Emerging markets, on the other hand, lost ground in the third quarter after strong first half returns.

Aggressive Equity Fund

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended September 30, 1999, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 2.23%. By comparison, the Russell 2000 Index produced a total return of (6.32)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were technology, business services and health care. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at September 30, 1999 included Biogen Inc., Legato Systems Inc. Uniphase Corp., Xilinx Inc., and Dendrite International Inc.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended September 30, 1999, the Balanced Fund experienced a total return, net of Expenses, of (4.16)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of (3.69)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, financial services and consumer non durables. Securities representing the largest holdings based on market value in the Balanced Fund at September 30, 1999 included SLM Holding Corp, Pfizer Inc., Shell Transportation & Trading Company Plc ADR, BankAmerica Corp., and Citigroup Inc. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

         For the quarter ended September 30, 1999, the Growth Equity Fund experienced a total return, net of Expenses, of (3.59)%. By comparison, the Russell 1000 Growth Index produced a return of (3.66)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were technology, health care and consumer non durables. Securities representing the largest holdings based on market value in the Growth Equity Fund at September 30, 1999 included General Electric Company, Microsoft Corp., Cisco Systems, Intel Corp., and Pfizer Inc.

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

         The Fund produced a total return, net of Expenses, of (6.32)% for the quarter ended September 30, 1999. By comparison, the Russell 3000 Index produced a return of (6.58)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. During the quarter ended September 30, 1999, a portion of the Intermediate Bond Fund (approximately two-thirds) was actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. During this period, two-thirds of all contributions to the Fund were invested in the PIMCO Total Return Fund and the remaining one-third was invested in the Barclays Global Investors Bond Index Fund.

         For the quarter ended September 30, 1999, the Intermediate Bond Fund experienced a total return, net of Expenses, of 0.66%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 0.68% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended September 30, 1999, the International Equity Fund experienced a total return, net of Expenses, of 3.51%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 3.33%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of September 30, 1999, the most heavily weighted countries in the T. Rowe Price International Stock Fund were Japan, the United Kingdom, France and the Netherlands. The securities representing the largest holdings based on market value were National Westminster Bank PLC, The Shell Transport & Trading Company Plc ADR, Nestle S.A. ADR, SmithKline Beecham PLC ADR, and Wolters Kluwer NV ADR.

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

         For the quarter ended September 30, 1999, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.54%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 4.50%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended September 30, 1999, the Value Equity Fund experienced a total return, net of Expenses, of (9.22)%. By comparison, the Russell 1000 Value Index produced a return of (9.80)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Value Equity Fund were technology, financial services and raw materials. Securities representing the largest holdings based on market value in the Value Equity Fund at September 30, 1999 included Microsoft Corp., International Business Machines Corp., General Electric Company, Intel Corp., and AT&T Corp.

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

         For the quarter ended September 30, 1999, the Structured Portfolio Service experienced a total return, net of Expenses, of (0.92)% for the Conservative Portfolio, (2.06)% for the Moderate Portfolio, and (2.97)% for the Aggressive Portfolio.

Year-2000 Readiness Disclosure

         State Street Bank and Trust Company, the trustee of the Collective Trust, is responsible for the operation and management of the Investment Options of the American Bar Association Members Retirement Program. As a subsidiary of State Street Corporation, State Street Bank and Trust Company is subject to State Street Corporation's Resolution 2000 program.

         The following discussion updates the description of State Street Corporation's Year-2000 effort contained in the Collective Trusts' Annual Report on Form 10-K for the year ended December 31, 1998 and in its Prospectus dated April 14, 1999. The update should be read in conjunction with the information contained those reports.

         As of October 31, 1999, State Street Corporation completed testing for all internal mission-critical projects and non-critical projects.

         Accordingly, the status of State Street Corporation's Year-2000 efforts as of October 31, 1999 is as follows:

                                                                    Regression Testing and                Internal
                                                                         Production                      Year-2000
Year-2000 Readiness Projects              Correction                   Implementation                     Testing
----------------------------              ----------                   --------------                     -------
IT Infrastructure                         100  %                       100  %                             100  %
Global data networks                      100                          100                                100
Core application software                 100                          100                                100
     Business area supported              100                          100                                100
     applications
     Facilities                           100                          100                                100

         Status of third party readiness at September 30, 1999, is as follows:

         Internal communications with vendors to obtain information on the Year-2000 readiness status of the products and services provided to State Street Corporation have been completed, and a program for monitoring purchases continues. State Street Corporation has completed development of remediation contingency plans for those products and services that are considered high-risk. Key vendors have presented updates to State Street Corporation on their Year-2000 readiness programs and related progress, including contingency planning. The current focus has turned to implementation of business resumption contingency planning.

         Year-2000 readiness has been incorporated into State Street Corporation's existing due diligence procedures performed with business partners and counterparties. Year-2000 assessments of business partners and counterparties have been completed, and the focus has turned to implementation of business resumption contingency planning. Year-2000 readiness has been incorporated into the existing due diligence procedures for State Street Corporation's subcustodian bank network. State Street Corporation has completed its analysis of subcustodians' readiness and will continue to monitor the subcustodian bank network. Subcustodian testing was successfully completed during the third quarter for all subcustodians where assets are currently held. In addition, State Street Corporation has contingency plans in place that include, where appropriate, identification of alternative subcustodian banks in each of State Street Corporation's markets.

         State Street Corporation has previously successfully completed the final stages of testing with key industry service providers such as the Federal Reserve, Depository Trust Company ("DTC") and 400 securities industry firms, including brokerage companies, stock exchanges and clearing organizations. Other external testing efforts with customers, industry service providers, data service providers and key partners are essentially complete. Remaining tests are expected to be completed in October.

         Operational Readiness progress as of September 30, 1999 is as follows:

         Operational Readiness is the final stage of planning, validation and implementation of workflow within each business, operations and support unit. Operational Readiness includes four elements: Clean Management, Contingency Planning, Operational Planning and Event Management.

         Clean Management is the process for controlling changes and additions to State Street Corporation's environments so that Year-2000 risks inherent in any change or addition are understood and effectively mitigated. Increasingly tightened Clean Management controls began in July 1999, were enhanced on October 1, 1999 and will be further enhanced on December 1, 1999.

         Development and validation of contingency plans have been completed.

         State Street Corporation has developed an Operational Planning process which entails the development of corporate-wide monitoring plans by business and support areas to track the state of affairs worldwide, including major market and infrastructure events, throughout critical event periods. The operational planning process builds upon State Street Corporation's existing response infrastructure. Corporate-wide "dress rehearsals," in which State Street Corporation will conduct internal simulations of critical event scenarios, have been scheduled and will take place throughout the fourth quarter of 1999.

         Event Management will begin prior to December 31, 1999, with the monitoring of business and market trends for the purposes of early issue detection. As part of the Event Management process, each business unit of State Street Corporation has developed a core communication strategy, supported by a Central Corporate Communications Center ("CCC"). The business command center network comprises 21 business unit command centers and their more than 80 satellite command centers. The CCC is responsible for monitoring and tracking the activities of the various business command centers and communicating cross-organizational status during the Year-2000 critical event periods. Business command centers are responsible for monitoring their satellite command centers and communicating regularly with the CCC on a predetermined schedule. These business command centers will act as the business unit's decision-making headquarters and will coordinate communications directly with customers, vendors and counterparties, including the delivery of an official corporate statement, as necessary. State Street Corporation is essentially complete with its Operational Planning and Event Management Plans.

         Costs as of September 30, 1999:

         State Street Corporation currently estimates the aggregate cost of the Year-2000 efforts to be less than 2% of total operating expenses for the five-year period 1996-2000. As of September 30, 1999, cumulative program expenditures were $116 million, of which $12 million was incurred during the third quarter of 1999. Such costs are expensed as incurred and include approximately 400 full-time and part-time staff and consultants, equipment and other expenses. Costs related to the American Bar Association Members Retirement Program are included in State Street Corporation's estimate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

             a. Exhibits

                           See the Exhibit Index following the signature page.

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


                                  AMERICAN BAR ASSOCIATION MEMBERS/
                                  STATE STREET COLLECTIVE TRUST


November 12, 1999                 By:  /S/ BETH M. HALBERSTADT
                                  -----------------------------
                                  Beth M. Halberstadt
                                  Vice President and Chief Financial Officer


November 12, 1999                 By:  /S/ SUSAN C. DANIELS
                                  -----------------------------
                                  Susan C. Daniels
                                  Treasurer and Chief Accounting Officer

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