Form 10-K405
period 1999-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2000-03-30
CIK 878375

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

    For the fiscal year ended December 31, 1999
    Commission file nos. 333-69427 and 333-23633

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 31, 1999 the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was $4,024,000,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Special Note Regarding Forward Looking Statements.........................   3

                                  PART I
ITEM  1.  Business .......................................................   4
       OVERVIEW...........................................................   4
       THE PROGRAM........................................................   4
       DESCRIPTION OF INVESTMENT OPTIONS..................................   6
        Stable Asset Return Fund..........................................   7
        Intermediate Bond Fund............................................  10
        Balanced Fund.....................................................  13
        Value Equity Fund.................................................  14
        Growth Equity Fund................................................  16
        Index Equity Fund.................................................  17
        Aggressive Equity Fund............................................  19
        International Equity Fund.........................................  21
        Investment Prohibitions Relating to the Funds.....................  25
        Loans of Portfolio Securities.....................................  26
        Valuation of Units................................................  26
        Transfers.........................................................  27
        Performance Information...........................................  27
        Derivative Instruments............................................  27
        Investment Advisors...............................................  30
        Structured Portfolio Service......................................  32
        Self-Managed Accounts.............................................  34
        Equitable Real Estate Account.....................................  34
        Contributions to the Investment Options...........................  35
        Transfers Among Investment Options................................  35
        Benefits and Distributions........................................  35
        Additional Information............................................  35
       ADOPTION OF PROGRAM................................................  36
       STATE STREET.......................................................  37
        Year 2000 Readiness Disclosure....................................  37
       AMERICAN BAR RETIREMENT ASSOCIATION................................  38
       DEDUCTIONS AND FEES................................................  39
        Program Expense Fee...............................................  39
        Trustee, Management and Administration Fees.......................  39
        Self-Managed Account Fees ........................................  40
        Investment Advisor Fee............................................  40
        Operational and Offering Costs....................................  41
        Fee Recipients....................................................  42
ITEM  2. Properties ......................................................  42
ITEM  3. Legal Proceedings ...............................................  42
ITEM  4. Submission of Matters to a Vote of Security Holders .............  42

                                 PART II
ITEM  5. Market for Registrant's Common Equity and Related Stockholder
          Matters ........................................................  43
ITEM  6. Selected Financial Data .........................................  43
ITEM  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  50
ITEM  8. Financial Statements and Supplementary Data .....................  53

ITEM  9. Changes in and Disagreements with Accountants on Accounting and
          Financial  Disclosure ...........................................  53

                                 PART III
ITEM 10. Directors and Executive Officers of the Registrant ...............  54
ITEM 11. Executive Compensation ...........................................  54
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ...  54
ITEM 13. Certain Relationships and Related Transactions ...................  54

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          .................................................................  55
Signatures ................................................................  59
Financial Statements....................................................... F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Collective Trust desires to take advantage of the "safe harbor" provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Investment Options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the Investment Options found in "Item 1. Business."

                                    PART I

Item 1. Business.

                                   OVERVIEW

  American Bar Association Members/State Street Collective Trust (the "Collective Trust") was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the "Program"). Eight separate collective investment funds (the "Funds") and three portfolios in a Structured Portfolio Service are established under the Collective Trust. The Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Value Equity Fund, Growth Equity Fund, Index Equity Fund, Aggressive Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by the American Bar Retirement Association ("ABRA").

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

                                  THE PROGRAM

  The American Bar Association Members Retirement Program is a comprehensive retirement program that provides eligible employers who adopt the Program with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. The Program is sponsored by ABRA, which was organized by the American Bar Association (the "ABA") to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA, most state and local bar associations or other organizations related to the practice of law, as described in the following paragraph.

  Attorneys who are sole practitioners, partnerships and professional corporations engaged in the practice of law may adopt the Program for their law practices if they or at least one of their partners or shareholders is a member or associate of the ABA or of a state or local bar association that is represented in the ABA's House of Delegates. Such a bar association or an organization closely associated with the legal profession that has, as an owner or member of its governing board, a member or associate of the ABA may also be eligible to adopt the Program. The law practices, bar associations and other organizations that are eligible to adopt the Program are referred to herein as "Eligible Employers," and those that adopt the Program are referred to in this Report as "Employers." The term "Participants" means employees (together with their beneficiaries where applicable) of Employers who have adopted the Program for their practices.

  Eligible Employers who elect to participate in the Program may do so by adopting a master plan under one or both of two ABA Members Plans sponsored by ABRA. One of the ABA Members Plans is the American Bar Association Members Retirement Plan, a defined contribution master plan, and the other is the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Eligible Employers that design and maintain their own individually designed plans may also participate in some of the aspects of the Program through those individually designed plans.

  Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust in the case of assets contributed under master plans and the American Bar Association Members Pooled Trust for Retirement Plans in the case of assets contributed under individually designed plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the allocation pursuant to the terms of the particular plan.

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

  The following are Investment Options under the Program. The Stable Asset Return Fund invests primarily in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests primarily in debt securities of varying maturities. The Index Equity Fund invests primarily in common stocks included in the Russell 3000 Index. The Value Equity Fund, Growth Equity Fund, Aggressive Equity Fund and International Equity Fund invest primarily in equity securities. The Balanced Fund invests in both equity and debt securities. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by giving investors the opportunity to select conservative, moderate or aggressive allocations of assets among the Program's Funds. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through a Self-Managed Account.

  Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of underlying Funds. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as "mutual funds"), the Funds and the portfolios of the Structured Portfolio Service are not registered as investment companies under the Investment Company Act and, therefore, are not subject to the requirements of the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street, as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Pooled Trust for Retirement Plans, for the benefit of investors in the plans held under those trusts. Neither the Units nor the assets of the Funds or a portfolio of the Structured Portfolio Service, as applicable, are subject to the claims of State Street's creditors. The Units are not insured by the Federal Deposit Insurance Corp. or any governmental agency. State Street's activities as trustee of the Collective Trust are subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). There are no voting rights connected with the ownership of Units.

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

  For purposes of the following descriptions of the Funds, investments by a Fund in collective investment funds maintained by State Street are deemed to be investments in the underlying securities held by those collective investment funds.

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

  Strategy. The Stable Asset Return Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as "U.S. Government Obligations") and notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, "Short-Term Investment Products"). The Stable Asset Return Fund may invest in Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including "Synthetic GICs" issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the Fund to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund's Short-Term Investment Products and investment contracts shall not exceed 1.5 years. As of December 31, 1999, approximately 40% of the Fund's assets were invested in Short-Term Investment Products and 60% of the Fund's assets were invested in investment contracts. As of December 31, 1999, the average weighted maturity of the Stable Asset Return Fund was 1.32 years. The Fund's portfolio will be structured to provide cash flow to assist liquidity management and to limit the volatility of movement in interest rates received by the Fund while maintaining a rate of return that is sensitive to current interest rates.

  Investment Guidelines and Restrictions and Risk Factors. The Fund may invest in a variety of U.S. Government Obligations, including bills and notes issued by the U.S. Treasury and securities issued by agencies of the U.S. government, such as the Farmers Home Administration, the Export Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration. Not all U.S. Government Obligations are backed by the full faith and credit of the United States. For example, securities issued by the Federal Farm Credit Bank or by the Federal National Mortgage Association are supported by the agency's right to borrow money from the U.S. Treasury under certain circumstances, and securities issued by the Federal Home Loan Bank are supported only by the credit of the issuing agency. There is no guarantee that the U.S. government will support these types of securities, and, therefore, they involve more risk than U.S. Government Obligations that are supported by the full faith and credit of the United States.

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

  The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in "-- International Equity Fund--Risk Factors." Foreign branches of U.S. banks are generally subject to U.S. banking laws, but obligations issued by these branches, which are sometimes payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all banks. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank. For risks associated with investments in foreign securities, see "--International Equity Fund--Risk Factors."

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

  The Stable Asset Return Fund, as well as any other State Street collective fund through which the Fund invests, is permitted to invest in asset-backed securities (other than collateralized mortgage obligations (known as "CMOs") or other derivative mortgage-backed securities), subject to the rating and quality requirements specified with respect to the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. For information regarding risk factors with respect to the use of derivative instruments, see "-- Derivative Instruments."

  Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor's Corp. ("S&P") or Moody's Investors Service, Inc. ("Moody's"), (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody's, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody's. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement. Except with respect to U.S. Government Obligations backed by the full faith and credit of the United States, each instrument purchased will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

  The Stable Asset Return Fund may not invest in any investment contract unless, at the time of purchase, the investment contract or the issuer of the investment contract is rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody's. Although these rating standards must be satisfied at the time an investment contract is issued, the financial condition of an issuer may change prior to maturity. The Stable Asset Return Fund will generally be unable to dispose of an investment contract prior to its maturity in the event of the deterioration of the financial condition of the issuer.

  Except for investment contracts, the Fund generally does not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase, other than U.S. Government Obligations. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than investment contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in investment contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of investment contracts included in the Fund's portfolio, and in no event greater than 20%, in each case determined at the time of purchase. To the extent that the assets of the Stable Asset Return Fund are committed to investment contracts of a single issuer, the Fund will be subject to a greater risk that a default by that issuer will have a material adverse effect on the Fund. The Stable Asset Return Fund will not acquire warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under "--Investment Prohibitions Relating to the Funds." Except as explicitly set forth above and in "--Derivative Instruments," there are no other investment restrictions applicable to the Stable Asset Return Fund.

  Valuation of Units. When an investor allocates assets to the Stable Asset Return Fund, the account of the investor is credited with that number of Units with an aggregate price equal to the value of the assets allocated to the Fund. Each Business Day, the net income accrued by the Stable Asset Return Fund is calculated and additional Units of the Fund with an aggregate value equal to the accrued net income of the Fund are issued in proportion to the investors' interests.

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

  If an investor were to receive a distribution from, or transfer out of, the Stable Asset Return Fund at a time when the Stable Asset Return Fund was overvalued, the investor would be overpaid (based on market price) and the value of the investments of remaining investors would be diluted. Conversely, if an investor were to receive a distribution from, or transfer out of, the Stable Asset Return Fund at a time when the Stable Asset Return Fund was undervalued, the investor would be underpaid (based on market price) and the value of the investments of remaining investors would be increased. If State Street determines that the per Unit net asset value of the Stable Asset Return Fund, to the extent the value is determined based on Amortized Cost Pricing method, deviates from the net asset value determined by using available market quotations or market equivalents (market value) to a large enough extent that it may result in a material dilution or other unfair result to investors, State Street may adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. For this purpose, only the Short-Term Investment Products are tested on a mark-to-market basis. Similar valuations for the investment contracts held in the Fund are not required by generally accepted accounting principles because of their benefit responsive structure.

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

Intermediate Bond Fund

  Investment Objective. The investment objective of the Intermediate Bond Fund is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. The Intermediate Bond Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the domestic bond market. There can be no assurance that the Intermediate Bond Fund will achieve its investment objective.

  Strategy. The Intermediate Bond Fund is expected to invest its assets in fixed income securities of varying maturities with a portfolio duration generally from three to six years. The level of investments in fixed income securities will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In selecting securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account. State Street currently invests a portion of the Intermediate Bond Fund to replicate the Lehman Brothers Government/Corporate Bond Index. However, State Street has determined that, effective May 31, 2000, the entire Intermediate Bond Fund will be invested in an actively managed fixed income portfolio.

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

  The portion of the Fund's assets committed to investment in debt securities with particular characteristics (such as maturity, type and coupon rate) will vary based on the outlook for the United

States and foreign economies, the financial markets and other factors. The portfolio holdings will be concentrated in areas of the bond market (based on quality, sector, coupon or maturity) that are believed to be relatively undervalued.

  Investment Guidelines and Restrictions. The Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities, as described below):
U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers' acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities.

  For the purpose of achieving income, the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing in more than seven days. See "-- Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors."

  For information with respect to the use of derivative instruments, see "-- Derivative Instruments." In addition, the Intermediate Bond Fund is subject to the same investment restrictions that are applicable to the other Funds. See "--Investment Prohibitions Relating to the Funds."

  Risk Factors with Respect to the Intermediate Bond Fund. For information regarding risk factors with respect to investing in various short-term instruments, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors," and, for information regarding risk factors with respect to the use of derivative instruments and mortgage-backed securities, see "--Derivative Instruments."

  The Intermediate Bond Fund may purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors."

  The Intermediate Bond Fund will limit its foreign investments to securities of issuers based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and Mexico). Investing in the securities of issuers in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. See "--International Equity Fund--Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund's performance. Because the types and proportions of the Intermediate Bond Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted.

  Portfolio turnover was 22% for the twelve months ended December 31, 1999, 17% for the twelve months ended December 31, 1998 and 14% for the twelve months ended December 31, 1997. This turnover reflects purchases and sales of shares of the PIMCO Total Return Fund and the Barclays Global Investors Bond Index Fund, the registered investment companies in which the Fund invested during these periods, rather than the turnover of the underlying portfolios of these registered investment companies. See "Investment Advisors and Initial Investments in Registered Investment Companies" below. Based on information available to State Street, the portfolio turnover for the PIMCO Total Return Fund was 154% for the twelve months ended March 31, 1999, 206% for the twelve months ended March 31, 1998 and 173% for the twelve months ended March 31, 1997 and the portfolio turnover for the Barclays Global Investors Bond Index Fund was 25% for the ten months ended December 31, 1999, 28% for the twelve months ended February 28, 1999 and 59% for the twelve months ended February 28, 1998.

  Performance Information. The Fund's total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund and assumes that all Fund's dividends and capital gain distributions are reinvested. The "total return" sought by the Intermediate Bond Fund will consist of interest and dividends from underlying securities, as well as capital appreciation reflected in unrealized increases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. A recorded message providing current Unit values and yield for the Intermediate Bond Fund is available at (800) 826-8905. While the Intermediate Bond Fund is invested in a registered investment company or companies (as described below) the yield for the Intermediate Bond Fund will be calculated by taking the weighted average annualized yield of these registered investment companies and adjusting for the Fund's expenses. It is expected that when the Fund is no longer invested in registered investment companies, the Fund's "yield" will be calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

  Investment Advisors and Initial Investments in Registered Investment Companies. State Street expects to select Pacific Investment Management Company ("PIMCO") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Intermediate Bond Fund, subject to the supervision and approval of State Street.

  State Street, however, based upon the advice of PIMCO, has determined that, in order to provide for efficient investment of the Intermediate Bond Fund's assets, until a minimum level of assets (approximately $150 million to $200 million) has been allocated to the Intermediate Bond Fund, PIMCO's advice will be obtained by investing the assets allocated to the Intermediate Bond Fund in the PIMCO Total Return Fund, an open-end management investment company registered under the Investment Company Act and managed by PIMCO. The PIMCO Total Return Fund invests at least 65% of its assets in a diversified portfolio of fixed income securities of varying maturities with a portfolio duration generally from three to six years. The PIMCO Total Return Fund has substantially similar investment objectives to the Intermediate Bond Fund and also invests in convertible securities; inflation-indexed bonds issued by both governments and corporations; structured notes, including hybrid or "indexed" securities, catastrophe bonds, and loan participations; delayed funding loans and revolving credit facilities; reverse repurchase agreements; and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. After the minimum level of assets referred to above is attained by the Intermediate Bond Fund, State Street expects that the Fund will be invested directly by State Street, with the advice of PIMCO in accordance with the investment objective, strategy, guidelines and restrictions described above.

  State Street had expected that it would select Barclays Global Investors to serve as Investment Advisor with respect to the portion of the Fund that was invested to replicate the Lehman Brothers Government/Corporate Bond Index. State Street, upon the advice of Barclays Global Investors, had determined that in order for the index portion of the Intermediate Bond Fund to meet its investment objective and to provide for efficient investment of the index portion of the Intermediate Bond Fund's assets, the indexed portion of the Intermediate Bond Fund should be invested in the Barclays Global Investors Bond Index Fund, an open-end management investment company registered under the Investment Company Act. The Barclays Global Investors Bond Index Fund primarily invests in the securities represented in the Lehman Brothers Government/Corporate Bond Index.

  However, State Street has determined that, effective May 31, 2000, the entire Intermediate Bond Fund will be invested in an actively managed fixed income portfolio. Until May 31, 2000, assets formerly allocated to the indexed portion of the Intermediate Bond Fund will remain invested in the Barclays Global Investors Bond Index Fund. After May 15, 2000, assets contributed or transferred to the Intermediate Bond Fund will be allocated entirely to the PIMCO Total Return Fund. Effective May 31, 2000, assets invested in the Barclays Global Investors Bond Index Fund will be transferred to the PIMCO Total Return Fund.

  State Street will monitor the performance of the PIMCO Total Return Fund, in light of the Intermediate Bond Fund's investment objectives, to determine whether the continued investment by the Intermediate Bond Fund in the PIMCO Total Return Fund is appropriate. If State Street concludes that the investment objectives or performance of the PIMCO Total Return Fund are no longer consistent with those of the Intermediate Bond Fund, State Street may transfer a portion or all of the assets of the Intermediate Bond Fund that are invested in the PIMCO Total Return Fund to other registered investment companies or collective investment funds managed by State Street, which, in light of the investment objectives of the Intermediate Bond Fund, State Street deems to be more appropriate. When the assets in the Intermediate Bond Fund reach the levels at which it is efficient for them to be invested directly, State Street and PIMCO will determine appropriate redemption procedures from the PIMCO Total Return Fund. For additional information with respect to the Investment Advisors, see "--Investment Advisors."

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

  Investment Guidelines and Restrictions. The Balanced Fund invests in equity securities of the same types as those in which the Growth Equity Fund invests. See "--Growth Equity Fund." The Balanced Fund also invests in Short-Term Investment Products of the same types as those in which the Stable Asset Return Fund invests. See "--Stable Asset Return Fund--Strategy." In addition, the Balanced Fund may continue to hold current investments in the collateralized mortgage obligations (known as "CMOs") that are included in its portfolio. However, no additional investments in CMOs may be made. For information regarding risks associated with CMOs, see "--Derivative Instruments."

  For temporary defensive purposes, the Balanced Fund may invest without limitation in U.S. Government Obligations, commercial paper and other short-term instruments of the types purchased by the Stable Asset Return Fund, as described in "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of bond or equity markets, an extreme financial calamity or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective. Additional investment restrictions applicable to the Balanced Fund are described in "--Investment Prohibitions Relating to the Funds."

  State Street directs the allocation of the Fund's assets between debt and equity securities consistent with the Fund's strategy and obtains investment advice from separate advisors for each of the debt and equity portions of the Fund. Currently, approximately 40% of the Balanced Fund's assets are allocated to debt securities (with respect to which State Street receives advice from one Investment Advisor) and approximately 60% are allocated to equity securities (with respect to which State Street receives advice from another Investment Advisor). Contributions and transfers to, and withdrawals from, the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Fund's percentage of debt and equity securities at the time of each contribution, transfer or withdrawal. State Street may change the allocation within the Fund, as well as the allocation of the contributions, transfers to and withdrawals from the Fund from time to time. Income and gains attributable to the portion of the Fund for which advice is obtained from each Investment Advisor will remain allocated to such portion unless reallocated by State Street.

  Risk Factors. For information and risk factors associated with investing in equity securities, see "-- Index Equity Fund--Risk Factors," and in short-term instruments, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors." For information with respect to the use of derivative instruments and mortgage-backed securities, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Because the types and proportions of the Balanced Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted. Portfolio turnover was 229% for the twelve months ended December 31, 1999, 209% for the twelve months ended December 31, 1998 and 122% for the twelve months ended December 31, 1997.

  Investment Advisors. State Street has retained Capital Guardian Trust Company and Miller Anderson & Sherrerd to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. Capital Guardian Trust Company will serve as Investment Advisor with respect to investments in equity securities and Miller Anderson & Sherrerd will serve as Investment Advisor with respect to investments in debt securities. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Value Equity Fund

  Investment Objective. The Value Equity Fund's investment objective is to invest in common stocks of larger companies believed to be attractively priced relative to their future earnings power with the goal of achieving long-term growth of capital and dividend income. State Street has determined that, effective May 31, 2000, a portion of the Value Equity Fund (approximately 25%) will be invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund will remain actively managed. The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund is broadly diversified and emphasizes sectors and securities State Street and its Investment Advisor consider undervalued. Frank Russell & Company does not sponsor the Value Equity Fund, nor is it affiliated in any way with the Value Equity Fund or with State Street. There can be no assurance that the Value Equity Fund will achieve its investment objective.

  Strategy. The Fund invests primarily in common stocks of companies that in the opinion of State Street and its Investment Advisor are undervalued in the marketplace. The Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger companies believed to be attractively priced relative to their future earnings power. The Fund's Investment Advisor seeks to limit the Fund's divergence from the market's performance over full market cycles to moderate levels.

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

  The Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on the U.S. stock exchanges or on the over-the-counter markets. For many foreign securities, there are dollar-denominated American Depositary Receipts (known as "ADRs"), which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on the U.S. stock exchanges or on the U.S. over-the-counter markets. The Value Equity Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund's assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

  For temporary defensive purposes, the Value Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality short-term instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective. Additional investment restrictions applicable to the Value Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "-- Derivative Instruments."

  Risk Factors. For risk factors associated with investment in equity securities, see "--Index Equity Fund--Risk Factors." For information with respect to the use of derivative instruments, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Portfolio turnover was 27% for the twelve months ended December 31, 1999, 27% for the twelve months ended December 31, 1998 and 13% for the twelve months ended December 31, 1997.

  Investment Advisor. State Street has retained Sanford C. Bernstein & Co., Inc. to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Value Equity Fund. The indexed portion of the Value Equity Fund will be invested through the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street. Income and gains attributable to the assets allocated to each portion of the Fund remain allocated to that portion, thereby changing the percentage of total assets of the Value Equity Fund allocated to each portion. A portion that experiences superior performance may thus over time comprise a larger portion of the Value Equity Fund than originally allocated. For additional information regarding the Investment Advisors, see "-- Investment Advisors."

Growth Equity Fund

  Investment Objective. The Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. The Growth Equity Fund seeks to achieve growth of capital through increases in the value of the securities it holds and to realize income principally from dividends. A portion of the Growth Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund is actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. Frank Russell & Company does not sponsor the Growth Equity Fund, nor is it affiliated in any way with the Growth Equity Fund or State Street. There can be no assurance that the Growth Equity Fund will achieve its investment objective.

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

  For temporary defensive purposes, the Growth Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality short-term instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

  Although the Growth Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Growth Equity Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through American Depositary Receipts (known as "ADRs") and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Growth Equity Fund not to recommend an investment, and State Street will not cause the Growth Equity Fund to make an investment, if that investment would cause more than 15% of the Fund's assets for which the Investment Advisor's advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

  Additional investment restrictions applicable to the Growth Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "-- Derivative Instruments."

  Risk Factors. See "--Index Equity Fund--Risk Factors" for risk factors associated with investing in equity securities. For information with respect to the use of derivative instruments, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 80%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 80%. Portfolio turnover was 46% for the twelve months ended December 31, 1999, 46% for the twelve months ended December 31, 1998 and 88% for the twelve months ended December 31, 1997.

  Investment Advisors. State Street has retained Capital Guardian Trust Company, Lincoln Capital Management Company, Dresdner RCM Global Investors LLC and Bankers Trust Company to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Growth Equity Fund. State Street will determine the percentage of the assets in the Growth Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, 25% of contributions and transfers to, and withdrawals from, the Growth Equity Fund will be allocated to four portions and State Street will obtain advice for each portion from one of the Fund's Investment Advisors. Bankers Trust Company will serve as advisor to the index portion of the Fund. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, thereby changing the percentage of total assets of the Growth Equity Fund for which advice is obtained from each Investment Advisor. An Investment Advisor whose portion experiences superior performance may thus over time provide investment advice with respect to a larger portion of the Growth Equity Fund than originally allocated to that portion. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Index Equity Fund

  Investment Objective. The investment objective of the Index Equity Fund is to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Index Equity Fund invests indirectly in these stocks through a collective investment fund maintained by State Street. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 1999, the largest company had a market capitalization of approximately $508 billion and the smallest company had a market capitalization of approximately $1.3 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company does not sponsor the Index Equity Fund, nor is it affiliated in any way with the Index Equity Fund or with State Street. There can be no assurance that the Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

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

  Investment Guidelines and Restrictions. The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under " --Investment Prohibitions Relating to the Funds." The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemption (not for leveraging or investment).

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

  Portfolio Turnover. Ordinarily, the Index Equity Fund will sell securities only to reflect changes in the Russell 3000 Index (including mergers or changes in the composition of the Russell 3000 Index) or to accommodate cash flows into and out of the Index Equity Fund. Accordingly, the turnover rate for the Index Equity Fund is not expected to exceed 50% on an annual basis. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. The turnover of the Fund was 112% for the twelve months ended December 31, 1999, 94% for the twelve months ended December 31, 1998 and 11% for the twelve months ended December 31, 1997. This turnover reflects purchases and sales of units of the collective investment fund through which the Fund invests rather than the turnover of the underlying portfolios of the collective investment fund. Higher than expected portfolio turnover in 1999 and 1998 reflects changes in the collective investment funds through which the Fund invests. Portfolio turnover for the State Street Bank and Trust Company Russell 3000 Non-Lending Fund, the collective investment fund through which the Fund invests, was 7% for the twelve months ended December 31, 1999, 4% for the twelve months ended December 31, 1998 and 3% for the twelve months ended December 31, 1997. See "Investment Advisor" below.

  Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, traditionally managed funds.

  Investment Advisor. State Street is sole manager and trustee of the Index Equity Fund. However, in the future State Street may employ investment advisors, at its discretion and subject to consultation with ABRA. The assets of the Fund are currently invested through the State Street Bank and Trust Company Russell 3000 Non-Lending Fund, a collective investment fund maintained by State Street.

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

  For temporary defensive purposes, the Aggressive Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

  Although the Aggressive Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Aggressive Equity Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through American Depositary Receipts (known as "ADRs") and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Aggressive Equity Fund not to recommend an investment, and State Street will not cause the Aggressive Equity Fund to make an investment, if that investment would cause more than 15% of the portion of the Fund's assets for which that Investment Advisor's advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase. Additional investment restrictions applicable to the Aggressive Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "--Derivative Instruments."

  Risk Factors. Generally, the Aggressive Equity Fund poses a greater risk to principal than the other Funds. Investors should consider their investments in the Aggressive Equity Fund as relatively long-term and involving high risk to principal commensurate with potential for substantial gains. There is no certainty regarding which companies and industries will in fact experience capital growth, and such companies and industries may lose their potential for capital growth at any time. To the extent that the assets of the Aggressive Equity Fund are invested in the securities of a single issuer or a single industry, there is a greater risk that a deterioration in the performance of that issuer or industry will have a material adverse effect on the Fund. See "--Index Equity Fund--Risk Factors" for a description of risk factors associated with investing in equity securities generally. See "--International Equity Fund--Risk Factors" for a description of the risks associated with investments in foreign securities.

  A significant portion of the Aggressive Equity Fund's investments may be in securities of small to medium sized companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Small and medium sized companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of small and medium sized companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies which have recently made an initial public offering may be perceived by the market as unproven. The Aggressive Equity Fund's focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover of the Aggressive Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 59% for the twelve months ended December 31, 1999, 55% for the twelve months ended December 31, 1998 and 36% for the twelve months endedDecember 31, 1997.

  Investment Advisors. State Street has retained Capital Guardian Trust Company and Sit Investment Associates, Inc. to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Aggressive Equity Fund. State Street will determine the percentage of the assets in the Aggressive Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, 50% of contributions and transfers to, and withdrawals from, the Aggressive Equity Fund will be allocated to two portions. State Street will obtain advice for one portion from Capital Guardian Trust Company and will obtain advice for the other portion from Sit Investment Associates, Inc. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, thereby changing the percentage of total assets of the Aggressive Equity Fund for which State Street obtains investment advice from each Investment Advisor. An Investment Advisor whose portion experiences superior performance may thus over time provide investment advice with respect to a larger portion of the Aggressive Equity Fund than originally allocated to that portion. For additional information regarding the Investment Advisors, see "--Investment Advisors."

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

  Investing abroad increases the opportunities available to investors. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide effective diversification for an all-U.S. portfolio, since historically their returns have not moved together with U.S. stocks over long time periods. Investing a portion of your portfolio in foreign stocks may enhance your diversification while providing the potential to increase long-term capital appreciation.

  Strategy. The International Equity Fund intends to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

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

  Risk Factors. The Fund's share price can fall because of weakness in one or more of its primary equity markets, a particiular industry, or specific holdings. Stock markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in a fund may prove incorrect, resulting in losses or poor performance even in rising markets.

  Currency Risk. Currency risk refers to a decline in the value of a foreign currency versus the value of the U.S. dollar, which reduces the U.S. dollar value of securities denominated in that foreign currency. The overall impact on the Fund's holdings can be significant and long-lasting, depending on the currencies represented in the Fund's portfolio, how each one appreciates or depreciates in relation to the U.S. dollar and whether currency positions are hedged. Under normal conditions, the Fund will not engage in extensive foreign currency hedging programs. Exchange rate movements are unpredictable and it is not possible to effectively hedge the currency risks of many developing countries.

  Political and Economic Factors. The economic and political structures of developing nations, in most cases, do not compare favorably with the United States or other developed countries in terms of wealth and stability and their financial markets often lack liquidity. Therefore, investments in these emerging countries are riskier, and will be subject to erratic and abrupt price movements. Even investments in countries with highly developed economies are subject to risk. For example, Japanese stocks were in a steep decline for much of the 1990s. Moreover, while some countries have made progress in economic growth, liberalization, fiscal discipline and political and social stability, there is no assurance these trends will continue. Investment in these markets is, therefore, significantly riskier than investment in other markets.

  Some economies of the countries in which the Fund may invest may rely heavily on particular industries and be more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures. Some countries have legacies of hyperinflation and currency devaluations versus the U.S. dollar, particularly Russia, many Latin American nations, and more recently, several Asian countries. Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets should be regarded as speculative.

  Some of the countries in which the Fund may invest have histories of instability and upheaval that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Actions such as capital or currency controls, nationalizing an industry or company, expropriating assets, or imposing punative taxes could have an adverse effect on security prices and impair the International Equity Fund's ability to repatriate capital or income. Significant external risks currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries' economies and securities markets.

  Other Risks of Foreign Investing. Some of the countries in which the Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices, such as delays, which may subject the International Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

  Pricing. Portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the International Equity Fund does not compute its prices. As a result, the Fund's net asset value may be significantly affected by trading on days when investors cannot make transactions in Units of the Fund.

  Investing in International Stocks. Like U.S. stock investments, common stock of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. The volatility of emerging markets may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, Fund share prices. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Equity Fund should not be relied upon as a complete investment program or used as a means to speculate on short-term swings in the stock or foreign exchange markets.

  The values of foreign fixed income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the International Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by those countries although tax conventions between some countries and the United States may reduce or eliminate these taxes. Any taxes paid by the International Equity Fund will reduce the net income earned by the Fund. State Street will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

  In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for investors' redemptions of investments in the International Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

  For information with respect to the use of derivative instruments, see "-- Derivative Instruments."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund's overall performance. The International Equity Fund generally will hold its investments for an extended period of time, and the average annual rate of portfolio turnover is expected to be under 100%. It is difficult, however, to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Therefore, in any given year, the portfolio turnover rate may be substantially less or substantially more than 100%. While the assets of the International Equity Fund are invested in a registered investment company such as the T. Rowe Price International Stock Fund, reported portfolio turnover for the International Equity Fund will reflect purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of the registered investment company. Portfolio turnover was 199% for the twelve months ended December 31, 1999, 122% for the twelve months ended December 31, 1998 and 101% for the twelve months ended December 31, 1997. Based on information available to State Street, the portfolio turnover of the T. Rowe Price International Stock Fund was 18% for the twelve months ended October 31, 1999, 12% for the twelve months ended October 31, 1998 and 16% for the twelve months ended October 31, 1997. See "Investment Advisor and Initial Investments in Registered Investment Companies" below.

  Investment Advisor and Initial Investments in Registered Investment Companies. State Street expects to select Rowe Price-Fleming International, Inc. or other advisors to be Investment Advisor for the International Equity Fund to provide investment advice and arrange for the execution of purchases and sales of securities for the International Equity Fund, subject to the supervision and approval of State Street to accept or reject any recommended investment.

  State Street, however, based upon the advice of Rowe Price-Fleming International has determined that, in order for the International Equity Fund to meet its investment objective and to provide for efficient investment of the Fund's assets, until a sufficient level of assets in the Fund is attained, State Street will obtain Rowe Price-Fleming International's investment advice by investing at least a portion of the funds directed by investors into the International Equity Fund in the T. Rowe Price International Stock Fund, a registered investment company that is managed by Rowe Price-Fleming International and that has substantially the same investment objectives as the International Equity Fund. Stock selection in the T. Rowe Price International Stock Fund reflects a growth style. The T. Rowe Price International Stock Fund may purchase the stocks of companies of any size, but will focus typically on large and, to a lesser extent, medium sized companies.

  State Street will monitor the performance of the T. Rowe Price International Stock Fund, in light of the International Equity Fund's investment objectives and the amount of assets in the Fund, to determine whether the continued investment by the International Equity Fund in the T. Rowe Price International Stock Fund is appropriate. As of December 31, 1999, $106 million in assets were invested in the Fund and all of these assets were invested in the T. Rowe Price International Stock Fund. In light of the amount of assets invested in the Fund, State Street expects to transfer approximately 50% of the assets of the International Equity Fund to a separate collective trust portfolio managed by State Street. State Street expects that this transfer will take effect as of May 31, 2000 and that it will retain Dresdner RCM Global Investors LLC to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the collective trust portfolio portion of the International Equity Fund. Unless altered by State Street, contributions and transfers to, and withdrawals from, the International Equity Fund after May 31, 2000 will be allocated to two 50% portions. One portion will be invested in the T. Rowe Price International Stock Fund and the other will be invested in the collective trust portfolio for which advice is obtained from Dresdner RCM Global Investors LLC. Income and gains attributable to the assets allocated to each portion of the Fund remain allocated to that portion, thereby changing the percentage of total assets of the International Equity Fund allocated to each portion. A portion of the Fund that experiences superior performance may thus over time comprise a larger portion of the International Equity Fund than originally allocated.

  It is anticipated that, at State Street's discretion, funds will be withdrawn from the T. Rowe Price International Stock Fund in connection with the transfer described above in such a manner as to not require the liquidation of portfolio securities by the T. Rowe Price International Stock Fund. However, there can be no assurance that this goal will be met. With the consent of Rowe Price-Fleming International, all or part of the International Equity Fund's withdrawals may consist of portfolio securities valued at their current market value on the date of distribution, which would then become portfolio securities in the International Equity Fund. If the withdrawal takes place through a liquidation of the portfolio securities, State Street expects that Rowe Price-Fleming International will recommend securities that it believes reflect a representative sample of the T. Rowe Price International Stock Fund's portfolio. State Street will have the authority to approve or disapprove of Rowe Price-Fleming International's recommendations. For additional information with respect to the Investment Advisor, see "--Investment Advisors."

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

  . trade in commodities or commodity contracts, other than options or futures contracts (including options on futures contracts) with respect to securities or securities indices, except as described under "Derivative Instruments;"

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

  . invest in oil, gas or mineral leases;

  . purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Equity Fund, for redemption purposes; or

  . make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) making loans of portfolio securities.

  State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, if that investment would cause (1) more than 5% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund's net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase. State Street has also directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in an industry if that investment would cause more than 25% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase. In addition, State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in the securities of an issuer if that investment would cause more than 5% of the portion of the assets of the Fund allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Value Equity Fund and the Growth Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer. Except as described under "--Derivative Instruments," State Street has no present intention of causing the Funds to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

  Although none of the foregoing restrictions apply to the registered investment companies in which the Intermediate Bond Fund and the International Equity Fund currently invest, each of these registered investment companies has restrictions that are set forth in its respective prospectus and statement of additional information, which are available from the SEC.

  The Funds that invest in fixed income securities may also purchase such securities for future delivery on a "to be announced" or "TBA" basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in "when-issued" securities, see "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors."

Loans of Portfolio Securities

  For the purpose of achieving income, the Funds may lend a portion of their portfolio securities to brokers, dealers, and other financial institutions, provided that these activities are conducted in accordance with the applicable requirements of ERISA, including:

  . the loan is secured continuously by collateral consisting of cash, U.S.
    government securities or irrevocable letters of credit maintained on a daily mark-to-market basis in an amount at least equal to the current market value of the securities loaned;

  . the Fund may at any time call the loan and obtain the return of the securities loaned; and

  . the Fund will receive any interest or dividends paid on the loaned securities.

  When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street is expected to be selected to administer the securities lending activities of the respective Funds. However, another administrator may be selected. A portion of the income generated by securities lending activities will be paid to the administrator as a fee and the remaining income will be reinvested in the relevant Fund. In the event that State Street acts as administrator, the portion of the income from securities lending activities paid to it will be in an amount that is expected to offset its costs of administering these activities. The remaining 75% will be reinvested in the relevant Fund.

Valuation of Units

  An investor's interest in a Fund is represented by the value of the Units credited to the investor's account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund (except for the Stable Asset Return Fund, which is generally maintained at $1.00) is the quotient of the amount allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited by State Street. Once a number of Units has been credited to an investor's account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund.

  Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund. The value of each Fund is determined by State Street based on the market value of each Fund's portfolio of securities. The value of securities and other assets that do not have readily available market prices is determined in good faith by State Street. See "--Stable Asset Return Fund--Valuation of Units" for information as to the valuation of Units in the Stable Asset Return Fund.

Transfers

  Transfers to and from any of the Funds, as well as transfers to and from the portfolios of the Structured Portfolio Service and the Self-Managed Accounts, may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers and withdrawals from the Investment Options, see "-- Transfers Among Investment Options."

Performance Information

  Each Fund may, from time to time, report its performance in terms of the Fund's total return. A Fund's total return is determined based on historical results and is not intended to indicate future performance. A Fund's total return is computed by determining the average annual compounded rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. A recorded message providing current per Unit values for the Funds is available at (800) 826-8905.

Derivative Instruments

  Funds Managed Directly by State Street. The Funds will not engage, when managed as separate portfolios by State Street (with or without the assistance of Investment Advisors), in investments in derivative securities, such as futures, options, swaps, caps or floor contracts or foreign currency hedging contracts, except as described in this paragraph. The Index Equity Fund and the indexed portions of the Value Equity Fund and the Growth Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example pending investment or to pay for redemption requests). The International Equity Fund and, to a lesser extent, the Balanced Fund, the Value Equity Fund, the Growth Equity Fund and the Aggressive Equity Fund may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph. Collateralized mortgage obligations (known as "CMOs") and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities, which are securities whose value is derived from other instruments or assets, because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable. The Balanced Fund may continue to hold current investments in the CMOs that are included in its portfolio. However, no additional investments in CMOs may be made. The Stable Asset Return Fund and the Balanced Fund invest in asset-backed securities, but do not invest in CMOs or other derivative mortgage-backed securities. See "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors."

  All of the Funds that may invest in securities denominated in foreign currencies may, when they enter into, and incidental to the settlement of, a contract for the purchase or sale of a security denominated in a foreign currency, enter into forward foreign currency exchange contracts to "lock in" the U.S. dollar price of the security. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts (known as "ADRs"), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers' stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

  Funds Investing in Registered Investment Companies. While the assets of the Intermediate Bond Fund are invested in the PIMCO Total Return Fund and the Barclays Global Investors Bond Index Fund and while the assets of the International Equity Fund are invested in the T. Rowe Price International Stock Fund (or in any other registered investment companies as State Street may select), investments by these registered investment companies will be subject to the derivatives policies adopted by these companies. These policies are described in the prospectuses and statements of additional information of these registered investment companies and are described in this prospectus as interpreted by State Street. These registered investment companies may enter into interest rate, index and currency exchange rate swap agreements for purposes of attempting to obtain a particular desired investment objective at a lower cost than if the investment company had invested directly in an instrument that yielded that desired return and may utilize any of the strategies referred to below, and may use forward foreign currency exchange contracts to lock in the exchange rate for a purchased security in the manner described in the preceding paragraph. Separately, while the assets of the International Equity Fund are invested in the T. Rowe Price International Stock Fund (or in any other registered investment companies as State Street may select), all of these registered investment companies may enter into contracts designed to increase or decrease their exposure to a particular currency, in an amount approximating the value of some or all of the portfolio securities denominated in the currency, if their managers believe that the currency may suffer or enjoy a substantial movement against another currency. These registered investment companies may also invest in CMOs and other mortgage-related securities, as well as asset-backed securities, which could be considered to be derivative securities. The registered investment companies in which the Intermediate Bond Fund may invest may effect short sales as part of their overall portfolio management strategies or to offset potential declines in value of long positions in similar securities as those sold short. To the extent that the registered investment companies in which the Intermediate Bond Fund may invest engage in uncovered short sales, they will maintain asset coverage in the form of liquid assets in a segregated account. The T. Rowe Price International Stock Fund may invest up to 10% of its total assets in "Hybrid Instruments." These instruments (a type of potentially high-risk derivative) can combine the characteristics of securities, futures, and options. For example, the principal amount, redemption, or conversion terms of a security could be related to the market price of some commodity, currency, or securities index. These securities may bear interest or pay dividends at below market (or even relatively nominal) rates. Under some conditions, the redemption value of this type of investment could be zero. Hybrid Instruments can have volatile prices and limited liquidity, and their use by the T. Rowe Price International Stock Fund may not be successful. In addition, investors should not view percentage investment restrictions as an accurate gauge of the potential risk of such investments. For example, in a given period, a 5% investment in Hybrid Instruments could have significantly more of an impact on the T. Rowe Price International Stock Fund's share price than its weighting in the portfolio.

  All of the registered investment companies in which the Funds invest may purchase and write call and put options on securities, securities indices and on foreign currencies, and enter into futures contracts and use options on futures contracts, and may sell previously purchased options and futures contracts. These registered investment companies also may enter into swap agreements with respect to foreign currencies, interest rates and securities indices. These registered investment companies may use these techniques to hedge against changes in interest rates, foreign currency exchange rates or securities prices or as part of their overall investment strategies, to efficiently invest cash, or enhance income, and may also purchase and sell options relating to foreign currencies for purposes of increasing exposure to a foreign currency or to shift exposure to foreign currency fluctuations from one country's currency to another's.

  The purchase and writing of options involves risks. During the option period, a writer of a covered call option gives up, in return for the premium on the option, the opportunity to profit from a price increase in the underlying security above the exercise price but retains, as long as its obligations as a writer continues, the risk of loss should the price of the underlying security decline. The writer of an option traded on an option exchange in the United States has no control over the time when it may be required to fulfill the writer's obligation. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying securities at the exercise price. If a put or call option is not sold when it has remaining value, and if the market price of the underlying security, in the case of a put, remains equal to or greater than the exercise price or, in the case of a call, remains less than or equal to the exercise price, the investor will lose its entire investment in the option. Also, when a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. Furthermore, there can be no assurance that a liquid market will exist when an investor seeks to close out an option position. If trading restrictions or suspensions are imposed on the options markets, an investor may be unable to close out a position.

  Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect an investor's ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

  There are several risks associated with the use of futures and futures options. Futures and options contracts may not always be successful hedges and their prices can be highly volatile. Using these contracts could lower a fund's total return and the potential loss from their use can exceed a fund's initial investment in these contracts. There can be no guarantee that there will be a correlation between price movements in the hedging vehicle and in the portfolio securities being hedged. An incorrect correlation could result in a loss on both the hedged securities and the hedging vehicle so that the portfolio return might have been greater had hedging not been attempted. There can be no assurance that a liquid market will exist at a time when an investor seeks to close out a futures contract or a futures option position. Most futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single day; once the daily limit has been reached on a particular contract, no trades may be made that day at a price beyond that limit. In addition, some of these instruments are relatively new and without significant trading history. As a result, there is no assurance that an active secondary market will develop or continue to exist. Lack of a liquid market for any reason may prevent an investor from liquidating an unfavorable position even though the investor would remain obligated to meet margin requirements until the position is closed.

  All of the registered investment companies in which the Funds invest may, if their managers believe that the currency of a particular foreign country may suffer or enjoy a substantial movement against another currency, enter into a forward contract to sell or buy the former foreign currency (or another currency that acts as a proxy for that currency). There can be no assurance, however, that this strategy will be successful as currency movement can be difficult to predict. There are some markets where it is not possible to engage in effective foreign currency hedging. This may be true, for example, for the currencies of various Latin American countries and other emerging markets where the foreign exchange markets are not sufficiently developed to permit hedging activity to take place.

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

Investment Advisors

  State Street has retained the services of various Investment Advisors to advise it with respect to its investment responsibility with respect to several Funds. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time upon consultation with ABRA. State Street may also change at any time the allocation of assets among Investment Advisors to a single Fund, subject to consultation with ABRA.

  The current Investment Advisors are:

  Bankers Trust Company. Advisor to the index portion of the Growth Equity Fund, Bankers Trust Company, a New York banking corporation with principal offices at 130 Liberty Street, New York, New York 10006 is a wholly-owned subsidiary of Deutsche Bank AG ("Deutsche Bank"). Deutsche Bank is a banking company with limited liability organized under the laws of the Federal Republic of Germany. Deutsche Bank is the parent company of a group consisting of banks, capital markets companies, fund management companies, mortgage banks, a property finance company, installment financing and leasing companies, insurance companies, research and consultancy companies and other domestic and foreign companies. As of December 31, 1999, Bankers Trust Company had $234 billion in discretionary assets under management.

  Barclays Global Investors. Manager of the Barclays Global Investors Bond Index Fund, a registered investment company in which a portion of the assets of the Intermediate Bond Fund will remain invested through May 31, 2000, Barclays Global Investors is located at 45 Fremont Street, San Francisco, California 94105. As of December 31, 1995, Wells Fargo Nikko Investment Advisors became a part of Barclays Global Investors, a wholly-owned indirect subsidiary of Barclays PLC, one of the United Kingdom's largest companies and one of the world's foremost providers of financial services. As of December 31, 1999, Barclays Global Investors was responsible for managing or providing investment advice for assets aggregating approximately $686 billion.

  Capital Guardian Trust Company. Advisor to the equity portion of the Balanced Fund, and to the Growth Equity Fund and the Aggressive Equity Fund, Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 1999, it had approximately $123 billion in assets under its management.

  Dresdner RCM Global Investors LLC. Advisor to the Growth Equity Fund and expected advisor to the International Equity Fund, Dresdner RCM Global Investors is the institutional investment management arm of the Dresdner Bank Group outside of Germany. Dresdner RCM Global Investors established a global identity based on the integration of RCM Capital Management based in San

Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. The firm has its global headquarters at Suite 2900, Four Embarcadero Center, San Francisco, CA 94111, with investment management, client servicing, and operations in the world's primary financial centers. As of December 31, 1999, Dresdner RCM Global Investors had approximately $83 billion of assets under management and advice and Dresdner RCM Global Investors LLC, the U.S. operation of Dresdner RCM Global Investors, had approximately $47 billion of assets under management.

  Lincoln Capital Management Company. Advisor to the Growth Equity Fund, Lincoln Capital Management Company is an Illinois sub-chapter S corporation. Its principal place of business is 200 South Wacker Drive, Chicago, Illinois 60606. As of December 31, 1999, the firm had approximately $68 billion of assets under management.

  Miller Anderson & Sherrerd. Advisor to the debt portion of the Balanced Fund, Miller Anderson & Sherrerd was established in 1969 and was acquired by Morgan Stanley Group on January 3, 1996. Its principal place of business is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 1999, Miller Anderson & Sherrerd had approximately $67 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

  Pacific Investment Management Company. Anticipated future advisor to the Intermediate Bond Fund, Pacific Investment Management Company ("PIMCO") is an investment management company founded in 1971, and had approximately $186 billion in assets under management as of December 31, 1999. PIMCO is a subsidiary of PIMCO Advisors L.P. ("PIMCO Advisors"). The general partners of PIMCO Advisors are PIMCO Partners, G.P. and PIMCO Advisors Holdings L.P. ("PAH"). PIMCO Partners, G.P. is a general partnership between PIMCO Holding LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Pacific Life Insurance Company, and PIMCO Partners LLC, a California limited liability company controlled by current and former PIMCO Managing Directors. PIMCO Partners, G.P. is the sole general partner of PAH. PIMCO has announced that it has entered into a transaction with Allianz AG ("Allianz") after which a subsidiary of Allianz will indirectly own a majority interest in PIMCO. The transaction is anticipated to close by April 2000. PIMCO's address is 840 Newport Center Drive, Suite 300, Newport Beach, California 92660. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission.

  Rowe Price-Fleming International, Inc. Anticipated future advisor to the International Equity Fund, Rowe Price-Fleming International was incorporated in Maryland in 1979 as a joint venture between T. Rowe Price Associates, Inc. ("T. Rowe Price") and Robert Fleming Holdings Ltd. ("Robert Fleming"). T. Rowe Price was incorporated in Maryland in 1947 as a successor to the investment counselling business founded by the late Thomas Rowe Price, Jr., in 1937. Robert Fleming is a diversified investment organization that participates in a global network of regional investment offices in New York, London, Zurich, Geneva, Tokyo, Hong Kong, Manila, Kuala Lumpur, Seoul, Taipei, Bombay, Jakarta, Singapore, Bangkok and Johannesberg. Robert Fleming was incorporated in 1974 in the United Kingdom as successor to the business founded by Robert Fleming in 1873. As of December 31, 1999, Rowe Price-Fleming International managed approximately $43 billion of assets. Rowe Price-Fleming International's U.S. office is located at 100 E. Pratt Street, Baltimore, Maryland 21202.

  Sanford C. Bernstein & Co., Inc. Advisor to the Value Equity Fund, Sanford
C. Bernstein & Co. was founded in 1967. As of December 31, 1999, the firm had approximately $88 billion in domestic, global and international equity, balanced and fixed income accounts for pension funds, endowments, trusts, foundations, insurance companies, individuals and families. Independent and staff owned, with 271 employees currently sharing in the profits, the firm has a staff of 1,450, including 478 investment professionals.

  Sit Investment Associates, Inc. Advisor to the Aggressive Equity Fund, Sit Investment Associates is a Minnesota corporation formed in 1981. Its principal place of business is 4600 Norwest Center, 90 South Seventh Street, Minneapolis, Minnesota 55402. Sit Investment Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. As of December 31, 1999, Sit Investment Associates had approximately $9 billion of assets under management. Eugene C. Sit is the controlling shareholder of Sit Investment Associates.

  Recommendations to buy and sell securities for the Funds are made by each Investment Advisor in accordance with investment policies and restrictions of the Funds and subject to the supervision of State Street. Investment recommendations for the Funds are made independently from those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when the same investment recommendation is made for more than one client's account. It is the practice of each Investment Advisor to allocate these purchases or sales to be executed in connection with these recommendations insofar as feasible among its several clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of the clients, the relative size of the portfolio holdings of the same or comparable securities and the then availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of its clients are engaged in the simultaneous sale or purchase of securities, transactions are allocated as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances when purchases or sales of portfolio securities for one or more clients will have an adverse effect on other clients.

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

  In executing portfolio transactions, the Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act, provided to the Funds, viewed in terms of either that particular transaction or the broker or dealer's overall responsibilities to the Fund.

  State Street will periodically review the brokerage commissions paid by the Funds to determine if the commissions paid over representative periods of time were reasonable in relation to the benefits inuring to each Fund. It is possible that some of the services received from a broker or dealer in connection with the execution of transactions will primarily benefit one or more other accounts for which the Investment Advisor exercises discretion, or a Fund other than that for which the transaction was executed. Conversely, any given Fund may be the primary beneficiary of the service received as a result of portfolio transactions effected for those other accounts or Funds. The fees of the Investment Advisors are not reduced by reason of receipt of brokerage and research services.

Structured Portfolio Service

  Investment Objective. The Structured Portfolio Service provides investment diversification by utilizing the Funds available to the Program. The Conservative, Moderate and Aggressive portfolios offer three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an investor's tolerance for investment risk. There can be no assurance that any of the portfolios of the Structured

Portfolio Service will achieve their investment objective. The portfolios utilize seven of the Program's Funds: the Stable Asset Return Fund, the Intermediate Bond Fund, the Value Equity Fund, the Growth Equity Fund, the Index Equity Fund, the Aggressive Equity Fund and the International Equity Fund. For information regarding the investment objectives, guidelines and restrictions of each of the above Funds, refer to the description of those Funds in this Report.

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

  Risk Factors. For information and risk factors associated with each of the Funds utilized in the Structured Portfolio Service, refer to the descriptions in this Report for each particular Fund.

  Valuation of Units. Units in the portfolios of the Structured Portfolio Service are valued based upon the collective values of the Units of the included Funds credited to an investor's account in the Structured Portfolio Service.

  Liquidity and Transfers. Transfers to or from any of the three portfolios may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). See "--Transfers Among Investment Options."

  Performance Information. A recorded message providing current values for Units in each portfolio in the Structured Portfolio Service is available at
(800) 826-8905. The Structured Portfolio Service may, from time to time, report the performance of each of the portfolios in terms of total return. This reported performance will be determined based on historical results and will not be intended to indicate future performance.

Self-Managed Accounts

  Self-Managed Accounts are not included in the Collective Trust and are not registered under the Securities Exchange Act. They are described in this Report for information purposes only.

  As an additional Investment Option under the Program, State Street makes available a Self- Managed Account. The Self-Managed Account is available for all plans unless the Employer elects not to make it available for its plan. State Street permits investors whose plan includes the Self-Managed Account as an Investment Option to authorize a third party "investment manager," as defined in Section 3(38) of ERISA, to trade that investor's Self-Managed Account. Contributions may not be allocated directly to the Self-Managed Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Account. Assets transferred from one of the core Investment Options to a Self-Managed Account may be invested in a wide variety of publicly traded debt and equity securities and mutual funds through a self-managed brokerage account. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings ("IPOs"), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Account. Margin trading and short selling are not permitted in Self-Managed Accounts. For more information regarding the Self-Managed Account, please call (800) 348-2272.

Equitable Real Estate Account

  Interests in the Equitable Real Estate Account are not registered under the Securities Exchange Act, and are described in this Report for information purposes only.

  Some of the assets contributed to the Program prior to January 1, 1992 are held by The Equitable Life Assurance Society of the United States ("Equitable Life") in the Equitable Real Estate Account. The Equitable Real Estate Account is a separate account that invests primarily in real estate and is managed by Lend Lease Real Estate Investments, Inc. under a contract with Equitable Life. Equitable Life will continue to hold and invest assets allocated to the Equitable Real Estate Account until they are withdrawn from the Program or transferred to another Investment Option available under the Program. Restrictions apply to withdrawals and transfers from the Equitable Real Estate Account that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers or contributions to the Equitable Real Estate Account are permitted.

  State Street has no control over the management of assets held by Equitable Life and is not responsible for the investment of these assets or the performance by Equitable Life and Lend Lease Real Estate Investments of their obligations under the Program with respect to these assets. State Street, however, maintains the recordkeeping on the sale of this account and provides notice to investors, when appropriate. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street. See "--Additional Information."

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

Benefits and Distributions

  A Participant's eligibility for benefits depends on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

Additional Information

  Persons who are already Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

  . calling State Street at (800) 348-2272 between 9:00 a.m. and 8:00 p.m. Eastern time;

  .  calling our FaxBack line at (877) 202-3930; or

  .  accessing our Web site at http://abra.ris.ssga.com.

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

  For information regarding enrollment in the Program, Eligible Employers may call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.

  For Unit values for the current Investment Options, and for the daily rate of the Stable Asset Return Fund and the 30-day yield of the Intermediate Bond Fund, call State Street at (800) 826-8905.

  For a recorded message providing current account information, call State Street at (800) 348-2272.

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

  An Eligible Employer that maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the Investment Options available under the Program by causing a participation agreement for the American Bar Association Members Pooled Trust for Retirement Plans to be executed by the trustee of the individually designed plan. The trustee must demonstrate to State Street that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. State Street's retirement program specialists will assist in preparation of a participation agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers and the trustees of an individually designed plan should consult with their tax advisor prior to executing a participation agreement. Only plans qualified under Section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

  For copies of the appropriate participation agreements and further information concerning the steps to be taken to adopt the Program, call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.

                                 STATE STREET

  State Street provides administrative and recordkeeping services required by the Program. As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street also acts as the sole trustee of each of the ABA Members Trusts.

  State Street's principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corp., a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ending December 31, 1999, State Street and its affiliates had a total risk-based capital ratio of 14.7%, which is far in excess of applicable regulatory requirements. As of December 31, 1999, State Street together with its affiliates had over $6.0 trillion of assets under custody and had $667 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

  In December 1999, State Street and Citigroup, Inc. agreed to form a jointly owned Delaware limited liability company called CitiStreet, LLC. CitiStreet will provide recordkeeping and other administrative services to clients of State Street and Citigroup, Inc. Insofar as State Street provides recordkeeping and other administrative services to the Program, these services may be provided by CitiStreet on behalf of State Street pursuant to a service agreement to be entered into between State Street and CitiStreet.

Year 2000 Readiness Disclosure

  State Street Bank and Trust Company, the trustee of the Collective Trust, is responsible for the operation and management of the Investment Options of the American Bar Association Members Retirement Program. As a subsidiary of State Street Corp., State Street Bank and Trust Company is subject to the oversight of State Street Corp.

  State Street Corp. achieved its objective of maintaining business as usual for customers during the Year-2000 transition period. Event management, representing State Street Corp.'s activities during Year-2000-related critical periods, began on December 27, 1999 with the monitoring of business and market trends for the purposes of early issue detection, and will continue into the first quarter of 2001.

  State Street Corp. began assessing the impact of the Year 2000 on operations in 1996, and developed its comprehensive Resolution 2000 program to address related issues. Coordinated by a dedicated Year-2000 Program Management Office under the guidance of an executive steering committee, Resolution 2000 was a key corporate initiative for more than four years. Thorough readiness testing and event management preparations were conducted in an atmosphere of focused industry efforts and ongoing regulatory oversight. Risks with respect to the impact of the Year 2000 on processing date-sensitive information remain, including risks relative to leap year. State Street will continue to monitor date-sensitive processing.

  State Street Corp. received other long-term benefits from its Resolution 2000 program, including upgraded technology environments, business contingency plan improvements, and procurement intelligence.

  State Street Corp. has devoted a significant amount of effort to assess and address Year-2000 issues. While State Street Corp. believes that it has effectively addressed the issues that have arisen and that may in the future arise out of the Year 2000 and related date issues, there can be no assurance that all issues have been addressed or that third parties with whom State Street Corp. conducts business will not experience date-related issues in the future. State Street Corp. will continue to monitor date-sensitive processing.

  Cumulative program expenditures for the 1996 -1999 period were $130 million, less than 2% of State Street Corp.'s total operating expenses for that period. Costs for 1999 were $58 million and include approximately 450 full-time staff and consultants, equipment, and other expenses. Remaining costs expected for Resolution 2000 primarily relate to ongoing monitoring of date-sensitive processing. Such costs, to be incurred in 2000, are not expected to be material. Costs related to the American Bar Association Members Retirement Program are included in State Street Corp.'s program expenditures.

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

                              DEDUCTIONS AND FEES

Program Expense Fee

  A fee is paid to State Street and ABRA for their services in connection with the Program. For all Investment Options other than the Self-Managed Account, the fee is paid directly from the assets of the Funds and the Equitable Real Estate Account.

  For the calendar year ending December 31, 1999, the program expense fee payable to State Street was $7,450,000. This fee accrued daily and was paid monthly. After January 1, 2000, the program expense fee payable to State Street is based on the number of participants in the Program as follows: the monthly fee will be one-twelfth of the sum of (i) $750,000 plus (ii) $191 multiplied by the number of participants in the Program other than active participants without account balances as of the last Business Day of the immediately preceding month, plus (iii) $191 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee is accrued daily and is paid monthly.

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

  The program expense fee payable to State Street is subject to reduction based on the amount of retirement plan assets held by State Street on behalf of law firm and law-related clients identified by State Street and ABRA that do not participate in the Program. For the year ended December 31, 1999 the amount of this reduction was $71,250.

  The program expense fee payable to ABRA is based on the total assets in the Program (other than assets in Self-Managed Accounts) at the following annual rates:

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

  The fee is accrued daily and is paid to ABRA monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

Trustee, Management and Administration Fees

  A fee is paid to State Street for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Accounts and Equitable Real Estate Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds. Fees are payable at the following annual rates:

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

                             Value of Assets in
                        Growth Equity Fund Allocated
                    to Lincoln Capital Management Company                 Rate
                    -------------------------------------                -------
     First $20 million.................................................. .4675%
     Next $130 million.................................................. .35
     Next $350 million.................................................. .25
     Next $500 million.................................................. .20
     Over $1,000 million................................................ .15
                             Value of Assets in
                         Balanced Fund Allocated to
                         Miller Anderson & Sherrerd                       Rate
                         --------------------------                      -------
     First $25 million.................................................. .50  %
     Next $50 million................................................... .25
     Next $775 million.................................................. .15
     Over $850 million.................................................. .125
                             Value of Assets in
                              Value Equity Fund
                Allocated to Sanford C. Bernstein & Co., Inc.             Rate
                ---------------------------------------------            -------
     First $10 million.................................................. .50  %
     Next $10 million................................................... .40
     Next $30 million................................................... .35
     Next $50 million................................................... .30
     Next $50 million................................................... .25
     Next $50 million................................................... .225
     Next $50 million................................................... .20
     Next $50 million................................................... .175
     Over $300 million.................................................. .15
                             Value of Assets in
                             Growth Equity Fund
                     Allocated to Bankers Trust Company                   Rate
                     ----------------------------------                  -------
     First $100 million................................................. .075  %
     Next $100 million.................................................. .0375
     Over $200 million.................................................. .010
                             Value of Assets in
                             Growth Equity Fund
               Allocated to Dresdner RCM Global Investors LLC             Rate
               ----------------------------------------------            -------
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

                             Value of Assets in
                          International Equity Fund
               Allocated to Dresdner RCM Global Investors LLC*            Rate
               -----------------------------------------------           ------
     First $20 million..................................................  .75  %
     Next $20 million...................................................  .60
     Next $20 million...................................................  .50
     Next $40 million...................................................  .45
     Over $100 million..................................................  .40
                      Value of Assets in Balanced Fund,
                           Growth Equity Fund and
                           Aggressive Equity Fund
                Allocated to Capital Guardian Trust Company**             Rate
                ---------------------------------------------            ------
     First $20 million..................................................  .50  %
     Next $30 million...................................................  .35
     Over $50 million...................................................  .225
                             Value of Assets in
                           Aggressive Equity Fund
                Allocated to Sit Investment Associates, Inc.              Rate
                --------------------------------------------             ------
     First $10 million.................................................. 1.00  %
     Next $10 million...................................................  .70
     Over $20 million...................................................  .60

    -------
    * While Dresdner RCM Global Investors LLC serves as an Investment Advisor to both the Growth Equity Fund and the International Equity Fund, the Investment Advisor fee payable to Dresdner RCM Global Investors LLC with respect to the International Equity Fund shall be calculated using the schedule shown for the International Equity Fund commencing at the tier determined by the aggregate value of assets in the Growth Equity Fund and International Equity Fund allocated to Dresdner RCM Global Investors LLC. As of December 31, 1999, approximately $542 million of the Growth Equity Fund's assets were allocated to Dresdner RCM Global Investors LLC.
    ** Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.

  During the time that the assets of the Intermediate Bond Fund and the International Equity Fund are invested in shares of registered investment companies, no separate investment advisory fees will be paid by the applicable Funds. These Funds, however, will indirectly bear their proportionate share of the investment advisory fees and annual operating expenses payable by these registered investment companies. See "Description of Investment Options-- Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies," and "Description of Investment Options-- International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies." In the most recent periods for which information is available, the PIMCO Total Return Fund paid total asset management and administration fees of .43%, the Barclays Global Investors Bond Index Fund paid total asset management and administration fees of .23% and the
T. Rowe Price International Stock Fund paid total asset management and administration fees of .85%. These fees vary with the amount of assets held in the registered investment companies and as a result of changes in the underlying fee structure of the registered investment companies. Program expense fees and trustee, management and administrative fees are paid by the Funds during the time that the Funds are invested in these registered investment companies.

  Rowe Price-Fleming International, Inc. has separately agreed that in return for administrative services provided by State Street with respect to the International Equity Fund, Rowe Price-Fleming International, Inc. shall pay State Street a .10% administrative fee, which is credited to the International Equity Fund.

Operational and Offering Costs

  Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. A fee in the amount of $556,000 for the registration of $2 billion of Units with the

Securities and Exchange Commission was paid in December 1998 and is considered an offering cost. This expense was allocated to the Funds based on net asset value, was capitalized by each Fund and is being amortized over the period from December 1998 through December 2000.

Fee Recipients

  The following information with respect to fees is based on the approximate assets of the Program on December 31, 1999, which was $4,024,000,000, and on the number of participants for whom State Street was responsible for recordkeeping as of December 31, 1999, which was 41,033. The total assets as of December 31, 1999 includes $710,000,000 for the Stable Asset Return Fund, $131,000,000 for the Intermediate Bond Fund, $460,000,000 for the Balanced Fund, $179,000,000 for the Value Equity Fund, $1,711,000,000 for the Growth Equity Fund, $293,000,000 for the Index Equity Fund, $432,000,000 for the Aggressive Equity Fund, $106,000,000 for the International Equity Fund, and $4,000,000 for the Equitable Real Estate Account. State Street, in its capacity as administrator of the Program and manager of the Funds, would receive fees of $11,360,000 on an annual basis (after fee discounts of $300,000 for outstanding benefits checks and $76,000 for law firm and law-related client assets not invested in the Program). ABRA would receive fees of $1,709,000 on an annual basis in its capacity as sponsor of the Program.

  As of December 31, 1999, the Investment Advisors provided investment advice and transaction execution with respect to the following approximate asset amounts: Capital Guardian Trust Company -- $869,000,000 (including $381,000,000 invested in the Growth Equity Fund, $194,000,000 invested in the Aggressive Equity Fund and $294,000,000 invested in the Balanced Fund); Bankers Trust Company -- $403,000,000; Lincoln Capital Management Company -- $384,000,000; Miller Anderson & Sherrerd -- $166,000,000; Dresdner RCM Global Investors LLC -- $542,000,000; Sit Investment Associates, Inc. -- $238,000,000; and Sanford C. Bernstein & Co., Inc. -- $179,000,000. Also as of December 31, 1999, $89,000,000 was invested in the PIMCO Total Return Fund, $106,000,000 was invested in the T. Rowe Price International Stock Fund and $42,000,000 was invested in the Barclays Global Investors Bond Index Fund.

  Assuming the allocation of the assets of the Funds among the Investment Advisors is as set forth above, the following advisory fees would have been payable: Capital Guardian Trust Company -- $1,945,000 (after an applicable fee discount of $102,000); Bankers Trust Company -- $133,000; Lincoln Capital Management Company -- $1,134,000; Miller Anderson & Sherrerd -- $386,000; Dresdner RCM Global Investors LLC -- $1,525,000; Sit Investment Associates, Inc. -- $1,478,000; and Sanford C. Bernstein & Co., Inc. -- $535,000. In addition, based on published fee schedules, the following anticipated Investment Advisors would have received the following fees from registered investment companies into which funds were invested: PIMCO -- $383,000; Rowe Price-Fleming International, Inc. -- $901,000 (before credit of a $106,000 administrative fee paid to the International Equity Fund by Rowe Price-Fleming International, Inc.); and Barclays Global Investors -- $97,000.

  Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street and ABRA as described in this Report and that such fees are reasonable compensation for the services performed by State Street and ABRA, respectively, for the Program.

Item 2. Properties.

  Not Applicable. The Collective Trust does not have any physical properties as contemplated by this Item.

Item 3. Legal Proceedings.

  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

 (a) Market Information.

  Units of beneficial interest in the Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw the contributions and earnings thereon at any age from the plans, subject to the withdrawal restrictions applicable therein. Participants in the individually designed plans receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds and the portfolios of the Structured Portfolio Service, subject to the restrictions that apply to each Fund or portfolio of the Structured Portfolio Service, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

 (b) Holders.

  Eligible employers who elect to participate in the Program may do so by adopting a master plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Employers that maintain individually designed plans may also participate in some of the aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant's, employer's or plan trustee's Self-Managed Account. The Self-Managed Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Plan, provided that in either case the employer has designated the Self-Managed Account as an Investment Option for its plan. The Self-Managed Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

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

Stable Asset Return Fund:*

                            For the Period
                          December 5, 1991**                         Year ended December 31,
                                  to         ------------------------------------------------------------------------------
                          December 31, 1991    1992      1993      1994      1995      1996      1997      1998      1999
                          ------------------ --------  --------  --------  --------  --------  --------  --------  --------
Investment income.......       $   .004      $   .042  $   .035  $   .043  $   .061  $   .058  $   .060  $   .060  $   .060
Net expenses............          (.000)        (.008)    (.008)    (.007)    (.007)    (.007)    (.007)    (.006)    (.004)
                               --------      --------  --------  --------  --------  --------  --------  --------  --------
Net investment income...           .004          .034      .027      .036      .054      .051      .053      .054      .056
Reinvestment of net
 investment income......          (.004)        (.034)    (.027)    (.036)    (.054)    (.051)    (.053)    (.054)    (.056)
                               --------      --------  --------  --------  --------  --------  --------  --------  --------
Net asset value at
 beginning and end of
 period.................       $   1.00      $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                               ========      ========  ========  ========  ========  ========  ========  ========  ========
Ratio of net expenses to
 average net assets.....             --           .79%      .75%      .73%      .73%      .68%      .68%      .61%      .37%#
Ratio of net investment
 income to average net
 assets.................             --          3.45%     2.77%     3.55%     5.32%     5.15%     5.38%     5.44%     5.50%
Net assets at end of
 period (in thousands)..       $560,334      $589,882  $509,905  $491,979  $630,208  $634,763  $634,565  $679,991  $709,516

Intermediate Bond Fund:

                            For the Period
                          September 5, 1995**      Year ended December 31,
                            to December 31,   ------------------------------------
                                 1995          1996     1997      1998      1999
                          ------------------- -------  -------  --------  --------
Investment income.......        $   .34       $   .67  $   .97  $   1.12  $    .78
Net expenses***.........           (.02)         (.06)    (.07)     (.06)     (.05)
                                -------       -------  -------  --------  --------
Net investment income...            .32           .61      .90      1.06       .73
Net realized and
 unrealized gain (loss)
 on investments.........            .26          (.30)     .12       .02      (.92)
                                -------       -------  -------  --------  --------
Net increase in unit
 value..................            .58           .31     1.02      1.08      (.19)
Net asset value at be-
 ginning of period......          10.00         10.58    10.89     11.91     12.99
                                -------       -------  -------  --------  --------
Net asset value at end
 of period..............        $ 10.58       $ 10.89  $ 11.91  $  12.99  $  12.80
                                =======       =======  =======  ========  ========
Ratio of net expenses to
 average net assets***..            .69%****      .58%     .57%      .52%      .37%#
Ratio of net investment
 income to average net
 assets.................           9.17%****     5.82%    7.93%     8.50%     5.71%
Portfolio turnover+.....              2%++         22%      14%       17%       22%
Total return............           5.80%++       2.93%    9.37%     9.07%    (1.46)%
Net assets at end of pe-
 riod (in thousands)....        $36,457       $49,612  $82,734  $127,867  $131,083

--------
   * As of September 5, 1995, the Blended Rate Fund was merged into the Enhanced Short Term Investment Fund ("ESTIF") and ESTIF's name was changed to the Stable Asset Return Fund. The financial statements of the Fund reflect a combination of the assets and liabilities of ESTIF and the Blended Rate Fund as of the effective date of the merger. As of such date, Units previously outstanding of the Blended Rate Fund were deemed exchanged for Units of ESTIF and all Units of ESTIF outstanding were deemed Units of the Stable Asset Return Fund.
  **  Commencement of operations.
 *** The registered investment companies in which the Fund invests pay asset management and administration fees to their investment advisors. These fees are not included in per Unit expenses or the ratio of expenses to average net assets.
****  Ratios annualized.
   + Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.
  ++  Not annualized.
   # Reflects the reimbursement of expenses by State Street. If these expenses had not been reimbursed, the annualized ratio of net expenses to average net assets would have been .38% for the Stable Asset Return Fund and .37% for the Intermediate Bond Fund. See Note 3 of the Notes to Financial Statements.

Balanced Fund:*

                           For the Period                               Year ended
                          January 2, 1992**                            December 31,
                           to December 31,    --------------------------------------------------------------------
                                1992            1993      1994      1995      1996      1997      1998      1999
                          -----------------   --------  --------  --------  --------  --------  --------  --------
Investment income.......      $    .89        $   1.00  $   1.08  $   1.19  $   1.30  $   1.42  $   1.68  $   1.82
Net expenses............          (.25)           (.26)     (.26)     (.29)     (.33)     (.35)     (.35)     (.34)
                              --------        --------  --------  --------  --------  --------  --------  --------
Net investment income...           .64             .74       .82       .90       .97      1.07      1.33      1.48
Net realized and
 unrealized gain (loss)
 on investments.........         (1.56)            .82      (.82)     6.07      3.78      6.59      7.44      6.54
                              --------        --------  --------  --------  --------  --------  --------  --------
Net increase (decrease)
 in unit value..........          (.92)           1.56       --       6.97      4.75      7.66      8.77      8.02
Net asset value at
 beginning of period....         24.40           23.48     25.04     25.04     32.01     36.76     44.42     53.19
                              --------        --------  --------  --------  --------  --------  --------  --------
Net asset value at end
 of period..............      $  23.48        $  25.04  $  25.04  $  32.01  $  36.76  $  44.42  $  53.19    $61.21
                              ========        ========  ========  ========  ========  ========  ========  ========
Ratio of net expenses to
 average net assets.....          1.10%***        1.07%     1.03%     1.00%      .96%      .84%      .72%      .60%#
Ratio of net investment
 income to average net
 assets.................          2.82%***        3.05%     3.32%     3.08%     2.85%     2.62%     2.72%     2.57%
Portfolio turnover......           119%****        153%      113%      155%      181%      122%      209%      229%
Total return............         (3.77)%****      6.64%     0.00%    27.84%    14.84%    20.84%    19.74%    15.08%
Net assets at end of
 period (in thousands)..      $167,242        $193,362  $198,945  $264,526  $295,401  $358,503  $414,662  $460,328

Value Equity Fund:

                                                             Year ended
                             For the Period                 December 31,
                          September 5 , 1995** -----------------------------------------
                          to December 31, 1995   1996      1997       1998       1999
                          -------------------- --------  ---------  ---------  ---------
Investment income.......        $   .13        $    .40  $     .47  $     .47  $     .51
Net expenses............           (.04)           (.14)      (.17)      (.17)      (.17)
                                -------        --------  ---------  ---------  ---------
Net investment income...            .09             .26        .30        .30        .34
Net realized and
 unrealized gain on in-
 vestments..............            .84            2.54       4.08       3.12       1.64
                                -------        --------  ---------  ---------  ---------
Net increase in unit
 value..................            .93            2.80       4.38       3.42       1.98
Net asset value at be-
 ginning of period......          12.00           12.93      15.73      20.11      23.53
                                -------        --------  ---------  ---------  ---------
Net asset value at end
 of period..............        $ 12.93        $  15.73  $   20.11  $   23.53  $   25.51
                                =======        ========  =========  =========  =========
Ratio of net expenses to
 average net assets.....           1.00%***         .99%       .90%       .80%       .68%#
Ratio of net investment
 income to average net
 assets.................           2.12%***        1.85%      1.61%      1.39%      1.36%
Portfolio turnover......              4%****         17%        13%        27%        27%
Total return............           7.75%****      21.66%     27.84%     17.01%      8.41%
Net assets at end of pe-
 riod (in thousands)....        $20,617         $48,131   $113,103   $150,783   $178,880

--------
   *  The Balanced Fund changed advisors on June 30, 1997.
  **  Commencement of operations.
 ***  Ratios annualized.
****  Not annualized.
   # Reflects the reimbursement of expenses by State Street. If these expenses had not been reimbursed, the annualized ratio of net expenses to average net assets would have been .60% for the Balanced Fund and .68% for the Value Equity Fund. See Note 3 of the Notes to Financial Statements.

Growth Equity Fund:*

                           For the Period                                Year ended
                          January 2, 1992**                             December 31,
                           to December 31,   ------------------------------------------------------------------------
                                1992           1993      1994      1995      1996      1997       1998        1999
                          -----------------  --------  --------  --------  --------  --------  ----------  ----------
Investment income.......      $   3.20       $   3.16  $   3.48  $   3.88  $   5.07  $   4.15  $     4.27  $     4.67
Net expenses............         (1.45)         (1.52)    (1.60)    (1.88)    (2.22)    (2.60)      (2.96)      (3.25)
                              --------       --------  --------  --------  --------  --------  ----------  ----------
Net investment income...          1.75           1.64      1.88      2.00      2.85      1.55        1.31        1.42
Net realized and
 unrealized gain on
 investments............          3.00          12.99       .61     57.72     46.14     80.01      136.27      165.27
                              --------       --------  --------  --------  --------  --------  ----------  ----------
Net increase in unit
 value..................          4.75          14.63      2.49     59.72     48.99     81.56      137.58      166.69
Net asset value at
 beginning of period....        147.68         152.43    167.06    169.55    229.27    278.26      359.82      497.40
                              --------       --------  --------  --------  --------  --------  ----------  ----------
Net asset value at end
 of period..............      $ 152.43       $ 167.06  $ 169.55   $229.27  $ 278.26  $ 359.82  $   497.40  $   664.09
                              ========       ========  ========  ========  ========  ========  ==========  ==========
Ratio of net expenses to
 average net assets.....          1.01%***        .96%      .95%      .92%      .88%      .80%        .71%        .59%#
Ratio of net investment
 income to average net
 assets.................          1.22%***       1.03%     1.12%      .98%     1.13%      .48%        .32%        .26%
Portfolio turnover......            46%****        82%       59%       60%       64%       88%         46%         46%
Total return............          3.22%****      9.60%     1.49%    35.23%    21.37%    29.31%      38.24%      33.51%
Net assets at end of
 period (in thousands)..      $427,933       $471,398  $479,435  $637,834  $752,798  $967,854  $1,297,827  $1,710,609

Index Equity Fund:+

                           For the Period                     Year ended
                          April 30, 1994**                   December 31,
                          to December 31,   ------------------------------------------------------
                                1994          1995       1996      1997        1998        1999
                          ----------------  --------   --------  ---------   ---------   ---------
Investment income.......      $   --        $    .02   $    .28  $     .08   $     .09   $      --
Net expenses............         (.04)          (.08)      (.11)      (.12)       (.14)       (.11)
                              -------       --------   --------  ---------   ---------   ---------
Net investment income
 (loss).................         (.04)          (.06)       .17       (.04)       (.05)       (.11)
Net realized and
 unrealized gain on
 investments............          .39           3.68       2.72       5.23        5.15        6.16
                              -------       --------   --------  ---------   ---------   ---------
Net increase in unit
 value..................          .35           3.62       2.89       5.19        5.10        6.05
Net asset value at be-
 ginning of period......        10.00          10.35      13.97      16.86       22.05       27.15
                              -------       --------   --------  ---------   ---------   ---------
Net asset value at end
 of period..............      $ 10.35       $  13.97   $  16.86  $   22.05   $   27.15   $   33.20
                              =======       ========   ========  =========   =========   =========
Ratio of net expenses to
 average net assets.....          .94%***        .68 %      .69%       .62 %       .57 %       .37 %#
Ratio of net investment
 income (loss) to
 average net assets.....         (.94)%***      (.52)%     1.15%      (.22)%      (.20)%      (.37)%
Portfolio turnover++....           54%****       132 %       17%        11 %        94 %       112 %
Total return............         3.50%****     34.98 %    20.68%     30.78 %     23.13 %     22.28 %
Net assets at end of
 period (in thousands)..      $11,662        $48,020    $82,881   $153,709    $210,324    $293,069

--------
   * The Growth Equity Fund changed advisors in June 1997.
  ** Commencement of operations.
 *** Ratios annualized.
**** Not annualized.
   + Commencing September 5, 1995, the Index Equity Fund was invested to replicate the Russell 3000 Index. Prior to that date, the Fund was invested to replicate the Standard & Poor's 500 Composite Index.
  ++ Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds.
   # Reflects the reimbursement of expenses by State Street. If these expenses had not been reimbursed, the annualized ratio of net expenses to average net assets would have been .59% for the Growth Equity Fund and .37% for the Index Equity Fund. See Note 3 of the Notes to Financial Statements.

Aggressive Equity Fund:

                          For the Period
                            January 2,                                  Year ended
                             1992* to                                  December 31,
                           December 31,    ---------------------------------------------------------------------------------
                               1992          1993        1994        1995        1996        1997        1998        1999
                          --------------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Investment income.......     $    .30      $     .25   $     .28   $     .32   $     .36   $     .39   $     .35   $     .40
Net expenses............         (.26)          (.28)       (.28)       (.32)       (.39)       (.45)       (.46)       (.47)
                             --------      ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net investment income
 (loss).................          .04           (.03)        --          --         (.03)       (.06)       (.11)       (.07)
Net realized and
 unrealized gain (loss)
 on investments.........         1.43           3.60       (1.00)       7.81        7.47        7.64        2.99       31.32
                             --------      ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net increase (decrease)
 in unit value..........         1.47           3.57       (1.00)       7.81        7.44        7.58        2.88       31.25
Net asset value at
 beginning of period....        21.72          23.19       26.76       25.76       33.57       41.01       48.59       51.47
                             --------      ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net asset value at end
 of period..............     $  23.19      $   26.76   $   25.76   $   33.57   $   41.01   $   48.59   $   51.47   $   82.72
                             ========      =========   =========   =========   =========   =========   =========   =========
Ratio of net expenses to
 average net assets.....         1.25 %**       1.15 %      1.10 %      1.10 %      1.04 %       .98 %       .93 %       .80 %#
Ratio of net investment
 income (loss) to
 average net assets.....          .17 %**       (.12)%       .02 %       .01 %      (.06)%      (.11)%      (.21)%      (.11)%
Portfolio turnover......           43 %***        42 %        48 %        63 %        48 %        36 %        55 %        59 %
Total return............         6.77 %***     15.39 %     (3.74)%     30.32 %     22.16 %     18.48 %      5.93 %     60.71 %
Net assets at end of
 period (in thousands)..     $116,426       $153,465    $163,678    $214,539    $275,915    $331,940    $298,855    $432,008

International Equity Fund:

                            For the Period
                          September 5, 1995*     Year ended December 31,
                                  to         ------------------------------------------
                          December 31, 1995   1996      1997        1998         1999
                          ------------------ -------   -------     -------     --------
Investment income.......       $   .49       $   .70   $  1.11     $   .80     $   1.52
Net expenses+...........          (.03)         (.10)     (.09)       (.08)        (.06)
                               -------       -------   -------     -------     --------
Net investment income...           .46           .60      1.02         .72         1.46
Net realized and
 unrealized gain (loss)
 on investments.........          (.09)         1.83      (.61)       2.14         5.74
                               -------       -------   -------     -------     --------
Net increase in unit
 value..................           .37          2.43       .41        2.86         7.20
Net asset value at
 beginning of period....         15.00         15.37     17.80       18.21        21.07
                               -------       -------   -------     -------     --------
Net asset value at end
 of period..............       $ 15.37       $ 17.80   $ 18.21     $ 21.07     $  28.27
                               =======       =======   =======     =======     ========
Ratio of net expenses to
 average net assets+....           .57 %**       .59 %     .47 %##     .38 %##      .27 %#
Ratio of net investment
 income to average net
 assets.................          9.20 %**      3.58 %    5.41 %      3.63 %       6.47 %
Portfolio turnover++....             4 %***       73 %     101 %       122 %        199 %
Total return............          2.47 %***    15.81 %    2.30 %     15.71 %      34.17 %
Net assets at end of
 period (in thousands)..       $10,849       $33,268   $58,997     $69,575     $106,193

--------
   * Commencement of operations.
  ** Ratios annualized.
 *** Not annualized.
   + The registered investment company in which the Fund invests pays asset management and administration fees to its investment advisor. This fee is not included in per Unit expenses or the ratio of expenses to average net assets.
  ++ Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than turnover of the underlying portfolio of the registered investment company.
   # Reflects the reimbursement of expenses by State Street. If these expenses had not been reimbursed, the annualized ratio of net expenses to average net assets would have been .81% for the Aggressive Equity Fund. See Note 3 of the Notes to Financial Statements.
  ## Reflects the reimbursement of expenses by State Street and Rowe Price-
     Fleming International, Inc. If these expenses had not been reimbursed, the annualized ratio of net expenses to average net assets would have been .54%, .48% and .37% for the years ended December 31, 1997, 1998 and 1999, respectively.

  Note: Certain reclassifications were made to the prior year International Equity Fund's per Unit data and ratios to conform to current year presentation.

Structured Portfolio Service--Conservative Portfolio:

                             For the Period        Year ended December 31,
                           September 5, 1995*  --------------------------------------
                          to December 31, 1995  1996      1997      1998       1999
                          -------------------- -------   -------   -------   --------
Investment income.......        $  .001        $   --    $   --    $   --    $    --
Net expenses............          (.003)          (.01)     (.01)     (.01)       --
                                -------        -------   -------   -------   --------
Net investment loss.....          (.002)          (.01)     (.01)     (.01)       --
Net realized and
 unrealized gain on
 investments............           .472           1.00      1.52      1.73       1.37
                                -------        -------   -------   -------   --------
Net increase in unit
 value..................            .47            .99      1.51      1.72       1.37
Net asset value at be-
 ginning of period......          10.00          10.47     11.46     12.97      14.69
                                -------        -------   -------   -------   --------
Net asset value at end
 of period..............        $ 10.47        $ 11.46   $ 12.97   $ 14.69     $16.06
                                =======        =======   =======   =======   ========
Ratio of net expenses to
 average net assets.....            .09 %**        .10 %     .09 %     .08 %      --
Ratio of net investment
 loss to average net
 assets.................           (.06)%**       (.10)%    (.09)%    (.08)%      --
Portfolio turnover***...              3 %****       34 %      33 %      57 %       46%
Total return............           4.70 %****     9.46 %   13.18 %   13.26 %     9.33%
Net assets at end of pe-
 riod (in
 thousands).............        $ 5,372        $11,201   $17,228   $22,731    $25,820

Structured Portfolio Service--Moderate Portfolio:

                             For the Period        Year ended December 31,
                           September 5, 1995*  --------------------------------------
                          to December 31, 1995  1996      1997      1998       1999
                          -------------------- -------   -------   -------   --------
Investment income.......         $ .001        $   --    $   --    $   --    $    --
Net expenses............          (.003)          (.01)     (.01)     (.01)       --
                                -------        -------   -------   -------   --------
Net investment loss.....          (.002)          (.01)     (.01)     (.01)       --
Net realized and
 unrealized gain on
 investments............           .542           1.40      2.01      2.43       2.37
                                -------        -------   -------   -------   --------
Net increase in unit
 value..................            .54           1.39      2.00      2.42       2.37
Net asset value at be-
 ginning of period......          10.00          10.54     11.93     13.93      16.35
                                -------        -------   -------   -------   --------
Net asset value at end
 of period..............        $ 10.54        $ 11.93   $ 13.93   $ 16.35    $ 18.72
                                =======        =======   =======   =======   ========
Ratio of net expenses to
 average net assets.....            .09 %**        .10 %     .09 %     .08 %      --
Ratio of net investment
 loss to average net
 assets.................           (.06)%**       (.10)%    (.09)%    (.08)%      --
Portfolio turnover***...              4 %****       27 %      18 %      31 %       24%
Total return............           5.40 %****    13.19 %   16.76 %   17.37 %    14.50%
Net assets at end of pe-
 riod (in
 thousands).............        $12,379        $32,617   $66,095   $84,346   $112,343

--------
   * Commencement of operations.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the portfolios invest rather than the turnover of such underlying Funds.
**** Not annualized.

Structured Portfolio Service--Aggressive Portfolio:

                             For the Period        Year ended December 31,
                           September 5, 1995*  -------------------------------------
                          to December 31, 1995  1996      1997      1998      1999
                          -------------------- -------   -------   -------   -------
Investment income.......         $ .001        $   --    $   --    $   --    $   --
Net expenses............          (.003)          (.01)     (.01)     (.01)      --
                                 ------        -------   -------   -------   -------
Net investment loss.....          (.002)          (.01)     (.01)     (.01)      --
Net realized and
 unrealized gain on
 investments............           .572           1.85      2.51      3.02      3.96
                                 ------        -------   -------   -------   -------
Net increase in unit
 value..................            .57           1.84      2.50      3.01      3.96
Net asset value at
 beginning of period....          10.00          10.57     12.41     14.91     17.92
                                 ------        -------   -------   -------   -------
Net asset value at end
 of period..............         $10.57        $ 12.41   $ 14.91   $ 17.92   $ 21.88
                                 ======        =======   =======   =======   =======
Ratio of net expenses to
 average net assets.....            .09 %**        .10 %     .09 %     .08 %     --
Ratio of net investment
 loss to average net as-
 sets...................           (.06)%**       (.10)%    (.09)%    (.08)%     --
Portfolio turnover***...              3 %****       28 %      18 %      26 %      22%
Total return............           5.70 %****    17.41 %   20.15 %   20.19 %   22.09%
Net assets at end of
 period (in thousands)..         $9,999        $25,558   $51,868   $66,845   $96,543

--------
   * Commencement of operations.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the portfolios invest rather than turnover of such underlying Funds.
**** Not annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  The domestic equity market was propelled to sizable gains in 1999 by technology stocks. Large capitalization stocks were slightly outperformed by small capitalization stocks while growth investing achieved significantly better returns than value investing. Technology was by far the sector that led the way to positive returns for the year. Energy and consumer services also had strong returns while consumer staples and health care services experienced the largest declines. A surprisingly strong domestic economy fueled concerns of inflation causing the Federal Reserve to increase the short-term lending rate on several occasions. Treasury yields increased for the year again in response to the stronger than expected domestic growth. The international markets finished the year up, concluding with a strong fourth quarter with the established markets rising, particularly the Japanese market which experienced a recovery of its economy. Emerging markets also ended the year with positive returns, in part due to an exceptional fourth quarter.

Aggressive Equity Fund

  The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the year ended December 31, 1999, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 60.68%. By comparison, the Russell 2000 Index produced a total return of 21.26% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

  The most heavily weighted sectors in the Aggressive Equity Fund were technology, general business and consumer basics. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at December 31, 1999 included Uniphase Corp., Qualcomm Inc., Applied Micro Circuits Corp., Legato Systems Inc. and Xilinx Inc.

Balanced Fund

  The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the year ended December 31, 1999, the Balanced Fund experienced a total return, net of Expenses, of 15.09%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 12.22%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

  The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, consumer basics and general business. Securities representing the largest equity holdings based on market value in the Balanced Fund at December 31, 1999 included AT&T Corp., SLM Holding Corp., Applied Materials Inc., Pfizer Inc. and Exxon Mobil Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

  For the year ended December 31, 1999, the Growth Equity Fund experienced a total return, net of Expenses, of 33.50%. By comparison, the Russell 1000 Growth Index produced a return of 33.16% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The most heavily weighted sectors in the Growth Equity Fund were technology, consumer basics and general business. Securities representing the largest holdings based on market value in the Growth Equity Fund at December 31, 1999 included Cisco Systems Inc., General Electric Company, Microsoft Corp., Intel Corp. and Nokia Corp.

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

  The Fund produced a total return, net of Expenses, of 22.24% for the year ended December 31, 1999. By comparison, the Russell 3000 Index produced a return of 20.90% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

  The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. During the year ended December 31, 1999, a portion of the Intermediate Bond Fund (approximately two-thirds) was actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. During this period, two-thirds of all contributions to the Fund were invested in the PIMCO Total Return Fund and the remaining one-third was invested in the Barclays Global Investors Bond Index Fund.

  For the year ended December 31, 1999, the Intermediate Bond Fund experienced a total return, net of Expenses, of (1.43)%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of (0.82)% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

  For the year ended December 31, 1999, the International Equity Fund experienced a total return, net of Expenses, of 34.19%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 30.42%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  As of December 31, 1999, the most heavily weighted countries in the T. Rowe Price International Stock Fund were Japan, the United Kingdom, France and The Netherlands. The securities representing the largest holdings based on market value were Sony Corp., Nokia AB, Kyocera Corp., Mannesmann SA, Murata Manufacturing Company Ltd. and National Westminster Bank PLC.

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

  For the year ended December 31, 1999, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.64%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the year was 4.58%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

  The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

  For the year ended December 31, 1999, the Value Equity Fund experienced a total return, net of Expenses, of 8.43%. By comparison, the Russell 1000 Value Index produced a return of 7.35% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The most heavily weighted sectors in the Value Equity Fund were technology, finance, and consumer non-durables. Securities representing the largest holdings based on market value in the Value Equity Fund at December 31, 1999 included Microsoft Corp., General Electric Company, Exxon Mobil Corp., AT&T Corp. and Cisco Systems Inc.

Structured Portfolio Service

  The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations. Funds in the Conservative Portfolio are allocated as follows:
Stable Asset Return Fund, 30%; Intermediate Bond Fund, 35%; Value Equity Fund, 7%; Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Value Equity Fund, 11%; Growth Equity Fund, 11%; Index Equity Fund, 23%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Value Equity Fund, 15%; Growth Equity Fund, 15%; Index Equity Fund, 30%; Aggressive Equity Fund, 5%; and International Equity Fund, 20%.

  For the year ended December 31, 1999, the Structured Portfolio Service experienced a total return, net of Expenses, of 9.29% for the Conservative Portfolio, 14.52% for the Moderate Portfolio, and 22.09% for the Aggressive Portfolio.

Item 8. Financial Statements and Supplementary Data.

  See page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  James S. Phalen. Mr. Phalen is the President and Chief Executive Officer of the Collective Trust and Executive Vice President and Division Head of Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From June 1989 to August 1992, Mr. Phalen, age 49, served as the President of Boston Financial Data Services, a subsidiary of State Street. Mr. Phalen also serves as a director of Wellspring Resources LLP.

  Beth M. Halberstadt. Ms. Halberstadt is the Vice President and Chief Financial Officer of the Collective Trust, a Vice President of State Street and the Director of ABRA Program Services. From September 1996 to January 1999, Ms. Halberstadt, age 35, was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

  Susan C. Daniels. Ms. Daniels is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street for ABRA Program Services, Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. Prior to joining State Street, Ms. Daniels, age 42, was Vice President of Internal Control and Compliance at First Data Investor Services Group. From March 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

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

    Item 14(b) Reports on Form 8-K.

      Not Applicable.

    Item 14(c) Exhibits.

 Exhibit No. Description of Document
 ----------- -----------------------
     3.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust by State Street Bank and Trust
             Company, amended and restated December 5, 1991, included as
             Exhibit 3.1 to Registrant's Form S-1 Registration Statement
             No. 33-50080 and incorporated herein by reference thereto.
     3.2     American Bar Association Members/State Street Collective
             Trust, Amendment to Declaration of Trust by State Street
             Bank and Trust Company, dated July 31, 1995, included as
             Exhibit 3.2 to Registrant's Form S-1 Registration Statement
             No. 33-92120 and incorporated herein by reference thereto.
     3.3     American Bar Association Members/State Street Collective
             Trust, Fourth Amended Fund Declaration for the Stable Asset
             Return Fund, included as Exhibit 3.3 to Post-Effective
             Amendment No. 2 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.4     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Intermediate Bond Fund, included as Exhibit 3.4 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.5     American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Balanced Fund, included as Exhibit 3.5 to Post-Effective
             Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.6     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Value Equity Fund, included as Exhibit 3.6 to Post-Effective
             Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.7     American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Growth Equity Fund, included as Exhibit 3.7 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.


 Exhibit No. Description of Document
 ----------- -----------------------
     3.8     American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Index Equity Fund, included as Exhibit 3.8 to Post-Effective
             Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.9     American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Aggressive Equity Fund, included as Exhibit 3.9 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.10    American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             International Equity Fund, included as Exhibit 3.10 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     3.11    American Bar Association Members/State Street Collective
             Trust, First Amended and Restated Fund Declaration for the
             Structured Portfolio Service, included as Exhibit 3.11 to
             Pre-Effective Amendment No. 1 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
     4.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust and Fund Declaration for each
             Fund and the Structured Portfolio Service, included in
             Exhibits No. 3.1 through 3.11 above.
    10.1     Trust Agreement of the American Bar Association Members
             Retirement Trust, amended and restated as of January 1,
             1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit
             10.1 to Registrant's Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference thereto.
    10.2     Trust Agreement of the American Bar Association Members
             Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.3     Amendment to the American Bar Association Members Retirement
             Trust, dated July 31, 1995 by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.4     Amendment to the American Bar Association Members Pooled
             Trust for Retirement Plans, dated July 31, 1995 by and
             between the American Bar Retirement Association and State
             Street Bank and Trust Company, included as Exhibit 10.4 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
    10.5     American Bar Association Members Retirement Plan--Basic Plan
             Document No. 01, as approved by the Internal Revenue Service on December 16, 1996, included as Exhibit 10.5 to Pre-
             Effective Amendment No. 1 to the Registrant's Registration
             Statement on Form S-1 No. 333-23633 and incorporated herein by reference thereto.
    10.6     American Bar Association Members Defined Benefit Pension
             Plan--Basic Plan Document No. 02 and related participation agreements, included as Exhibit 10.4 to Pre-Effective
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 No. 33-42274 and incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
    10.7     Administrative and Investment Services Agreement effective
             January 1, 1999, between State Street Bank and Trust Company and the American Bar Retirement Association, included as
             Exhibit 10.7 to Registrant's Registration Statement on Form
             S-1 No. 333-69427 and incorporated herein by reference
             thereto.
    10.8     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Growth Equity
             Fund, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.9     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM
             Capital Management relating to the Growth Equity Fund,
             included as Exhibit 10.8 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Aggressive
             Equity Fund, included as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit
             Investment Associates, Inc. relating to the Aggressive
             Equity Fund, included as Exhibit 10.10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference thereto.
    10.12    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller Anderson & Sherrerd relating to the Balanced Fund,
             included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.13    Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Growth
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
    10.14    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Balanced
             Fund, included as Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
    10.15    Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford C.
             Bernstein & Co., Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.16    Plan of Merger effective as of September 5, 1995 merging
             Blended Rate Fund with and into Enhanced Short Term
             Investment Fund, included as Exhibit 10.18 to Registrant's
             Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
    10.17    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and
             Bankers Trust Company relating to the Growth Equity Fund,
             included as Exhibit 10.2 to the Registrant's Quarterly
             Report on Form
             10-Q for the quarter ended June 30, 1997 and incorporated
             herein by reference thereto.

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

--------
* Filed herewith

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boston, Commonwealth of Massachusetts, on March 27, 2000.

                                          AMERICAN BAR ASSOCIATION MEMBERS/
                                           STATE STREET COLLECTIVE TRUST
                                          By: /s/ James S. Phalen

                                            -----------------------------------
                                             Name: James S. Phalen
                                             Title:  President and Chief
                                                   Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

              Signature                                  Title

         /s/ James S. Phalen            President and Chief Executive Officer
-------------------------------------    of the American Bar Association
           James S. Phalen               Members/State Street Collective Trust
                                         (Principal Executive Officer)

       /s/ Beth M. Halberstadt          Vice President and Chief Financial
-------------------------------------    Officer of the American Bar
         Beth M. Halberstadt             Association Members/State Street
                                         Collective Trust (Principal Financial
                                         Officer)

        /s/ Susan C. Daniels            Treasurer and Chief Accounting Officer
-------------------------------------    of the American Bar Association
          Susan C. Daniels               Members/State Street Collective Trust
                                         (Principal Accounting Officer)

              Signature                                  Title

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
         Tenley E. Albright

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
        I. MacAllister Booth

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
         Marshall N. Carter

                                        Director of State Street Bank and Trust
-------------------------------------    Company
         James I. Cash, Jr.

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
          Truman S. Casner

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
         Nader F. Darehshori

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
         Arthur L. Goldstein

                                        Director of State Street Bank and Trust
-------------------------------------    Company
           David P. Gruber

              Signature                                  Title

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
          John M. Kucharski

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
         Charles R. LaMantia

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
           David B. Perini

                                        Director of State Street Bank and Trust
-------------------------------------    Company
          Dennis J. Picard

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
          Richard P. Sergel

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
           David A. Spina

                  *                     Director of State Street Bank and Trust
-------------------------------------    Company
         Diana Chapman Walsh

 *By   /s/ Nicholas A. Lopardo
  ----------------------------------
      Name: Nicholas A. Lopardo
          Attorney-in-Fact

*By  /s/ Maureen Scannell Bateman
  ----------------------------------
   Name: Maureen Scannell Bateman
          Attorney-in-Fact

         American Bar Association Members/State Street Collective Trust

                         Index to Financial Statements

                               December 31, 1999

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

 Balanced Fund
  Statement of Assets and Liabilities...................................  F-20
  Statement of Operations...............................................  F-21
  Statement of Changes in Net Assets....................................  F-22
  Selected Per-Unit Data and Ratios.....................................  F-23
  Schedule of Investments...............................................  F-24

 Growth Equity Fund
  Statement of Assets and Liabilities...................................  F-40
  Statement of Operations...............................................  F-41
  Statement of Changes in Net Assets....................................  F-42
  Selected Per-Unit Data and Ratios.....................................  F-43
  Schedule of Investments...............................................  F-44

 Index Equity Fund
  Statement of Assets and Liabilities...................................  F-64
  Statement of Operations...............................................  F-65
  Statement of Changes in Net Assets....................................  F-66
  Selected Per-Unit Data and Ratios.....................................  F-67

 Intermediate Bond Fund
  Statement of Assets and Liabilities...................................  F-68
  Statement of Operations...............................................  F-69
  Statement of Changes in Net Assets....................................  F-70
  Selected Per-Unit Data and Ratios.....................................  F-71

 International Equity Fund
  Statement of Assets and Liabilities...................................  F-72
  Statement of Operations...............................................  F-73
  Statement of Changes in Net Assets....................................  F-74
  Selected Per-Unit Data and Ratios.....................................  F-75

 Stable Asset Return Fund
  Statement of Assets and Liabilities...................................  F-76
  Statement of Operations...............................................  F-77
  Statement of Changes in Net Assets....................................  F-78
  Selected Per-Unit Data and Ratios.....................................  F-79
  Schedule of Investments...............................................  F-80


                                                                         Page(s)
                                                                         -------
 Value Equity Fund
  Statement of Assets and Liabilities...................................   F-84
  Statement of Operations...............................................   F-85
  Statement of Changes in Net Assets....................................   F-86
  Selected Per-Unit Data and Ratios.....................................   F-87
  Schedule of Investments...............................................   F-88

 Conservative Structured Portfolio Service
  Statement of Assets and Liabilities...................................   F-97
  Statement of Operations...............................................   F-98
  Statement of Changes in Net Assets....................................   F-99
  Selected Per-Unit Data and Ratios.....................................  F-100

 Moderate Structured Portfolio Service
  Statement of Assets and Liabilities...................................  F-101
  Statement of Operations...............................................  F-102
  Statement of Changes in Net Assets....................................  F-103
  Selected Per-Unit Data and Ratios.....................................  F-104

 Aggressive Structured Portfolio Service
  Statement of Assets and Liabilities...................................  F-105
  Statement of Operations...............................................  F-106
  Statement of Changes in Net Assets....................................  F-107
  Selected Per-Unit Data and Ratios.....................................  F-108

Notes to Financial Statements...........................................  F-109

                       Report of Independent Accountants

To the Trustee and Unitholders of the
American Bar Association Members/
State Street Collective Trust

  In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the selected per-unit data and ratios present fairly, in all material respects, the financial position of the Aggressive Equity Fund, Balanced Fund, Growth Equity Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Stable Asset Return Fund, Value Equity Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 1999, and the results of each of their operations, the changes in each of their net assets and the selected per-unit data and ratios for the periods indicated, in conformity with accounting principles generally accepted in the United States. These financial statements and selected per-unit data and ratios (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1999 by correspondence with the custodian and brokers, provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 20, 2000

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1999
                                                                    ------------
                              ASSETS
Investments, at value (cost $278,926,889).........................  $432,234,938
Cash..............................................................         4,362
Receivable for investments sold...................................       931,992
Dividends and interest receivable.................................       162,624
Deferred registration fees........................................        28,314
Other assets......................................................        40,394
                                                                    ------------
  Total assets....................................................   433,402,624
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................        89,324
Payable for fund units redeemed...................................       857,387
Investment advisory fee payable...................................       337,089
State Street Bank and Trust Company -- program fee payable........        64,334
Trustee, management and administration fees payable...............        24,292
American Bar Retirement Association -- program fee payable........        14,205
Other accruals....................................................         8,124
                                                                    ------------
  Total liabilities...............................................     1,394,755
                                                                    ------------
Net assets (equivalent to $82.72 per unit based on 5,222,531 units outstanding).....................................................  $432,007,869
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Statement of Operations

                                                                    For the
                                                                   year ended
                                                                  December 31,
                                                                      1999
                                                                  ------------
Investment Income
  Dividends (net of foreign tax expense of $738)................. $  1,399,219
  Interest.......................................................      722,689
                                                                  ------------
    Total investment income......................................    2,121,908
                                                                  ------------
Expenses
  Investment advisory fee........................................    1,347,897
  State Street Bank and Trust Company--program fee...............      644,078
  Trustee, management and administration fees....................      227,864
  American Bar Retirement Association--program fee...............      136,338
  Reports to unitholders.........................................       46,949
  Legal and audit fees...........................................       17,447
  Registration fees..............................................       31,066
  Other expenses.................................................       21,318
                                                                  ------------
    Total expenses...............................................    2,472,957
  Program fee reimbursement from State Street Bank and Trust
   Company.......................................................       (7,675)
                                                                  ------------
    Net expenses.................................................    2,465,282
                                                                  ------------
Net investment loss..............................................     (343,374)
                                                                  ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain..............................................   58,025,184
  Change in net unrealized appreciation..........................  105,085,935
                                                                  ------------
    Net realized and unrealized gain on investments..............  163,111,119
                                                                  ------------
Net increase in net assets resulting from operations............. $162,767,745
                                                                  ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                      Statements of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
From operations
  Net investment loss.............................. $   (653,573) $   (343,374)
  Net realized gain on investments.................   48,992,164    58,025,184
  Net change in unrealized appreciation on
   investments.....................................  (30,905,910)  105,085,935
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   17,432,681   162,767,745
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   24,065,736    34,479,784
  Cost of units redeemed...........................  (74,583,142)  (64,094,523)
                                                    ------------  ------------
    Net decrease in net assets resulting from
     unitholder transactions.......................  (50,517,406)  (29,614,739)
                                                    ------------  ------------
     Net increase (decrease) in net assets.........  (33,084,725)  133,153,006
Net Assets
  Beginning of year................................  331,939,588   298,854,863
                                                    ------------  ------------
  End of year...................................... $298,854,863  $432,007,869
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    6,831,480     5,806,015
    Sold...........................................      485,136       554,156
    Redeemed.......................................   (1,510,601)   (1,137,640)
                                                    ------------  ------------
  Outstanding--end of year.........................    5,806,015     5,222,531
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

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*


                           For the period
                           January 2, 1992
                            (Commencement
                          of Operations) to                For the year ended December 31,
                            December 31,    -------------------------------------------------------------------------
                                1992          1993       1994       1995      1996       1997       1998       1999
                          ----------------- --------   --------   --------  --------   --------   --------   --------
Investment income.......      $    .30      $    .25   $    .28   $    .32  $    .36   $    .39   $    .35   $    .40
Net expenses............          (.26)         (.28)      (.28)      (.32)     (.39)      (.45)      (.46)      (.47)
                              --------      --------   --------   --------  --------   --------   --------   --------
Net investment income
 (loss).................           .04          (.03)       --         --       (.03)      (.06)      (.11)      (.07)
Net realized and
 unrealized gain (loss)
 on investments.........          1.43          3.60      (1.00)      7.81      7.47       7.64       2.99      31.32
                              --------      --------   --------   --------  --------   --------   --------   --------
Net increase (decrease)
 in unit value..........          1.47          3.57      (1.00)      7.81      7.44       7.58       2.88      31.25
Net asset value at
 beginning of period....         21.72         23.19      26.76      25.76     33.57      41.01      48.59      51.47
                              --------      --------   --------   --------  --------   --------   --------   --------
Net asset value at end
 of period..............      $  23.19      $  26.76   $  25.76   $  33.57  $  41.01   $  48.59   $  51.47   $  82.72
                              ========      ========   ========   ========  ========   ========   ========   ========
Ratio of net expenses to
 average net assets ....          1.25%***      1.15 %     1.10%      1.10%     1.04%       .98%       .93%       .80%#
Ratio of net investment
 income (loss) to
 average net assets.....           .17%***      (.12)%      .02 %      .01%     (.06)%     (.11)%     (.21)%     (.11)%
Portfolio turnover......            43%**         42 %       48 %       63%       48 %       36 %       55 %       59 %
Total return............          6.77%**      15.39 %    (3.74)%    30.32%    22.16 %    18.48 %     5.93 %    60.71 %
Net assets at end of
 period (in thousands)..      $116,426      $153,465   $163,678   $214,539  $275,915   $331,940   $298,855   $432,008

--------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 **  Not annualized.
***  Ratios annualized.
  # After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to average net assets would have been .81% for the year ended December 31, 1999.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK--96.0%
BASIC INDUSTRIES--1.6%
Chemicals--0.5%
H.B. Fuller Co. ..........................................  18,300 $  1,023,656
OM Group Inc..............................................  22,000      757,625
RPM Inc...................................................  48,593      495,041
                                                                   ------------
                                                                      2,276,322
                                                                   ------------

Paper--0.6%
Caraustar Industries Inc. ................................  53,000    1,272,000
Pentair Inc...............................................  32,000    1,232,000
                                                                   ------------
                                                                      2,504,000
                                                                   ------------

Plastics--0.5%
Advanced Energy Industries Inc.*..........................  46,000    2,265,500
                                                                   ------------
                                                                      7,045,822
                                                                   ------------

CAPITAL GOODS--2.8%

Construction Materials--0.4%
Columbus McKinnon Corp.*..................................  55,000      556,875
Rudolph Technologies Inc.*................................  15,400      515,900
Superior Telecom Inc......................................  25,800      398,288
Zygo Corp.*...............................................  20,500      412,562
                                                                   ------------
                                                                      1,883,625
                                                                   ------------

Electrical Equipment--1.9%
Integrated Electrical Services, Inc.*.....................  38,000      382,375
Jabil Circuit Inc.*.......................................  66,500    4,854,500
Kulicke & Soffa Industries *..............................  65,000    2,766,562
                                                                   ------------
                                                                      8,003,437
                                                                   ------------

Industrial Machinery--0.2%
Alyn Corp.*............................................... 116,800      240,900
NN Ball & Roller Inc. .................................... 112,700      817,075
                                                                   ------------
                                                                      1,057,975
                                                                   ------------

Miscellaneous--0.3%
Silicon Valley Group Inc.*................................  75,000    1,331,250
                                                                   ------------
                                                                     12,276,287
                                                                   ------------

CONSUMER BASICS--8.1%

Drugs & Health Care--7.7%
Algos Pharmaceutical Corp.*...............................  15,400      169,400

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER BASICS (Continued)
Drugs & Health Care (Continued)
Aviron*...................................................  25,000 $    395,313
Biogen Inc.*..............................................  71,500    6,041,750
Cardinal Health Inc.......................................  29,500    1,412,312
Corporate Therapeutics Inc.*..............................  60,000    1,612,500
Elan PLC ADR..............................................  78,500    2,315,750
Gilead Sciences Inc.*.....................................  18,500    1,001,312
Immune Response Corp.*.................................... 137,700      598,134
Immunex Corp.*............................................  39,400    4,314,300
KOS Pharmaceuticals Inc.*................................. 167,000      939,375
LifePoint Hospitals, Inc.*................................  35,000      413,438
Medimmune Inc.*...........................................  27,000    4,478,625
Orthodontic Centres of America Inc.*......................  25,000      298,438
PE Corp.*.................................................  23,000    3,427,000
Protein Design Inc.*......................................  35,000    2,450,000
Sangstat Medical Corp.*...................................  35,000    1,041,250
Triad Hospitals Inc.*.....................................  41,000      620,125
Trigon Healthcare Inc.*...................................  35,000    1,032,500
VISX Inc.*................................................  17,000      879,750
                                                                   ------------
                                                                     33,441,272

Food & Beverages--0.1%
Fresh Del Monte Produce*..................................  41,000      369,000

Household Products--0.3%
Dial Corp. ...............................................  52,000    1,264,250
                                                                   ------------
                                                                     35,074,522
                                                                   ------------

CONSUMER DURABLE GOODS--1.2%

Automobiles--0.6%
Harley Davidson Inc. .....................................  38,000    2,434,375

Household Appliances & Home Furnishings--0.4%
Libbey Inc................................................  56,000    1,610,000

Tires & Rubber--0.2%
Bandag Inc................................................  39,000      975,000
                                                                   ------------
                                                                      5,019,375
                                                                   ------------

CONSUMER NON-DURABLES--2.7%

Apparel & Textiles--0.1%
Novel Denim Holdings Limited*.............................  58,000      248,313
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999


                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)
CONSUMER NON-DURABLES (Continued)
Cosmetics & Toiletries--0.4%
Estee Lauder Cos., Inc..................................... 30,000 $  1,513,125
Natrol Inc.*............................................... 50,000      350,000
                                                                   ------------
                                                                      1,863,125
                                                                   ------------

Liquor--0.5%
Beringer Wine Estates Holdings*............................ 20,000      797,500
Robert Mondavi Corp.*...................................... 36,500    1,268,375
                                                                   ------------
                                                                      2,065,875
                                                                   ------------

Miscellaneous--0.7%
Flowers Industries Inc..................................... 22,400      357,000
Seminis Inc.*.............................................. 92,000      580,750
Suiza Foods Corp.*......................................... 48,000    1,902,000
                                                                   ------------
                                                                      2,839,750
                                                                   ------------

Retail Trade--1.0%
Kohls Corp.*............................................... 61,000    4,403,437
                                                                   ------------
                                                                     11,420,500
                                                                   ------------

CONSUMER SERVICES--2.2%

Air Travel--0.3%
Atlantic Coast Airlines Inc.*.............................. 37,100      881,125
Midway Airlines Corp.*..................................... 32,200      199,238
                                                                   ------------
                                                                      1,080,363
                                                                   ------------

Hotels & Restaurants--0.5%
CKE Restaurants Inc........................................ 30,000      176,250
Harrahs Entertainment Inc.*................................ 42,300    1,118,306
Ruby Tuesday Inc........................................... 34,000      618,375
Sizzler International Inc.*................................ 69,500      173,750
                                                                   ------------
                                                                      2,086,681
                                                                   ------------

Leisure Time--1.4%
Acclaim Entertainment Inc.*................................ 60,200      308,525
Imax Corp.* ADR............................................ 23,800      651,525

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999


                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER SERVICES--(Continued)

Leisure Time--(Continued)
International Speedway Corp...............................  52,000 $  2,619,500
Steiner Leisure Limited*..................................  37,600      627,450
Westwood One, Inc.*.......................................  17,600    1,337,600
World Wrestling Federation, Inc.*.........................  31,800      548,550
                                                                   ------------
                                                                      6,093,150
                                                                   ------------
                                                                      9,260,194
                                                                   ------------

CORPORATE--0.4%

Other Utilities--0.4%
Sportsline USA Inc*.......................................  16,400      822,050
White Capital Industries Corp.*...........................  60,100      901,500
                                                                   ------------
                                                                      1,723,550
                                                                   ------------

ENERGY--2.3%

Coal--0.2%
Consol Energy Inc.........................................  66,000      668,250
                                                                   ------------

Domestic Oil--1.3%
Devon Energy Corp.........................................  40,000    1,315,000
Eog Resources Inc......................................... 133,500    2,344,594
Insignia Financial Group Inc.*............................  75,000      651,563
Midcoast Energy Resources Inc.............................  34,000      569,500
Newfield Exploration Co.*.................................  32,600      872,050
                                                                   ------------
                                                                      5,752,707
                                                                   ------------

Gas Exploration--0.6%
BJ Services Co.*..........................................  15,100      631,369
Energen Corp..............................................  65,000    1,174,062
Valero Energy Corp........................................  44,000      874,500
                                                                   ------------
                                                                      2,679,931
                                                                   ------------

International Oil--0.2%
Ranger Oil Ltd.* ADR...................................... 250,000      781,250
                                                                   ------------
                                                                      9,882,138
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
FINANCE--5.9%

Banks--1.8%
Banco Santander*..........................................  21,500 $    331,906
Bank United Corp..........................................  30,000      817,500
Commerce Bancorp Inc.*....................................  25,000    1,010,937
Community First Bankshares Inc.*..........................  51,000      803,250
Community Savings Bankshares Inc.......................... 181,780    2,283,611
Pacific Bank N.A..........................................  14,600      404,238
PFF Bancorp Inc...........................................  55,000    1,065,625
Republic Security Financial Corp..........................  44,000      314,875
Zions Bancorp. ...........................................  15,000      887,813
                                                                   ------------
                                                                      7,919,755
                                                                   ------------

Financial Services--1.2%
Americredit Corp.*........................................  93,400    1,727,900
Fidelity National Financial Inc...........................  47,000      675,625
First Alliance Company*................................... 140,000      262,500
Goldman Sachs Group Inc...................................  13,000    1,224,437
Medallion Financial Corp..................................  78,000    1,399,125
                                                                   ------------
                                                                      5,289,587
                                                                   ------------

Insurance--1.9%
ACE LTD ADR............................................... 130,500    2,177,719
Aon Corp. ................................................  51,500    2,060,000
Harleysville Group Inc....................................  45,000      641,250
Miix Group Inc............................................  31,400      459,225
Philadelphia Consolidated Holding Corp.*..................  15,000      217,500
Reliastar Financial Corp..................................  57,500    2,253,281
Trenwick Group Inc........................................   8,000      135,500
                                                                   ------------
                                                                      7,944,475
                                                                   ------------
Investment Companies--0.3%
T. Rowe Price Associates Inc..............................  36,400    1,344,525
                                                                   ------------

Real Estate--0.1%
Trammell Crow Company*....................................  16,200      188,325
                                                                   ------------

Savings And Loan--0.6%
Fidelity Bankshares, Inc..................................  28,000      395,500
TCF Financial Corp........................................  92,500    2,300,938
                                                                   ------------
                                                                      2,696,438
                                                                   ------------
                                                                     25,383,105
                                                                   ------------


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
GENERAL BUSINESS--18.1%

Broadcasting--4.5%
Acme Communications Inc.*.................................   3,000 $     99,750
Amfm Inc.*................................................  65,200    5,101,900
Cox Radio Inc.*...........................................  27,000    2,693,250
Insight Communications Inc.*..............................  41,500    1,229,437
Macromedia Inc.*..........................................  32,000    2,340,000
Sinclair Broadcast Group Inc.*............................  37,000      451,516
Sirius Satellite Radio Inc.*..............................  28,000    1,246,000
Spanish Broadcasting Systems Inc.*........................  25,000    1,006,250
Tivo Inc.*................................................   3,300      111,375
Unitedglobalcom*..........................................  16,500    1,165,313
Univision Communications Inc.*............................  11,500    1,175,156
Worldgate Communications Inc.*............................   9,300      442,331
XM Satellite Radio Holdings Inc.*.........................  29,000    1,105,625
Young Broadcasting Inc.*..................................  26,000    1,326,000
                                                                   ------------
                                                                     19,493,903
                                                                   ------------

Business Services--11.2%
Akamai Technologies Inc.*.................................   1,500      491,438
Allied Riser Communications Corp.*........................  50,000    1,034,375
Alloy Online Inc.*........................................  41,000      645,750
Ashford.com Inc.*.........................................  27,000      297,000
Assisted Living Concepts Inc.*............................ 228,500      471,281
Autoweb.com Inc.*......................................... 171,200    1,861,800
BEA Systems Inc.*.........................................  17,000    1,188,937
Cambridge Technology Partners Inc.*.......................  23,000      603,750
Caribiner International Inc.*.............................  45,000      163,125
Carriage Services Inc.*...................................  80,000      475,000
Costar Group Inc.*........................................  27,000      968,625
Cybergold Inc.*...........................................   4,000       70,750
GO.com*...................................................  17,900      426,244
Doubleclick Inc.*.........................................   7,500    1,897,969
DSP Group Inc.*...........................................  13,000    1,209,000
Fiserv Inc.*.............................................. 115,600    4,428,925
Focal Communications Corp.*...............................  22,600      545,225
FTD.com Inc.*.............................................  22,000      115,500
IMS Health Inc............................................  88,000    2,392,500
Infospace.com Inc.*.......................................  18,000    3,852,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)

GENERAL BUSINESS (Continued)

Business Services (Continued)
Inktomi Corp.*............................................  46,400 $  4,118,000
Intelligroup Inc.*........................................  81,000    2,004,750
Ivillage Inc.*............................................  38,000      769,500
Jfax.com Inc.*............................................  25,000      167,969
Korn/Ferry International*.................................  22,000      800,250
Legato Systems Inc.*...................................... 124,700    8,580,919
Mail.com Inc.*............................................  18,400      345,000
Mp3.com Inc.*.............................................   5,100      161,606
National Information Consortium, Inc.*....................  22,200      710,400
Omnicom Group Inc.........................................  10,500    1,050,000
OneMain.com, Inc.*........................................  19,900      298,500
PlanetRx.com, Inc.*.......................................  10,200      147,900
Policy Management Systems Corp.*..........................  73,000    1,866,062
Real Networks Inc.*.......................................   5,000      601,562
Stewart Enterprises Inc.*................................. 176,700      839,325
Time Warner Telecom Inc.*.................................   7,300      364,544
Verisign Inc.*............................................   4,500      859,219
Vignette Corp.*...........................................   8,000    1,304,000
Xpedior Inc.*.............................................  10,000      287,500
                                                                   ------------
                                                                     48,416,200
                                                                   ------------

Communication Services--1.4%
Adelphia Communications Corp.*............................  60,500    3,970,312
Carrier Access Corp.*.....................................  32,000    2,154,000
                                                                   ------------
                                                                      6,124,312
                                                                   ------------

Newspapers--0.4%
Media General Inc.........................................  28,700    1,492,400
                                                                   ------------

Publishing--0.6%
Applied Graphics Technologies.............................  91,000      784,875
Hollinger International Inc...............................  67,500      873,281
Jostens Inc...............................................  39,000      948,188
                                                                   ------------
                                                                      2,606,344
                                                                   ------------
                                                                     78,133,159
                                                                   ------------

MISCELLANEOUS--11.8%

Chemicals--0.5%
Spartech Corp.............................................  12,100      390,225
United States Plastic Lumber Corp.*.......................  25,000      192,188
Valence Technology Inc.*..................................  83,000    1,577,000
                                                                   ------------
                                                                      2,159,413
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
MISCELLANEOUS (Continued)

Conglomerates--0.1%
Logitech International SA* ADR............................  20,480 $    564,480
                                                                   ------------

Miscellaneous--9.0%
Castle Dental Centers Inc.*...............................  50,000      150,000
Citadel Communications Corp.*.............................  45,500    2,951,812
Classic Communications, Inc.*.............................  21,000      767,813
Corn Products International Inc...........................  81,800    2,678,950
Dollar Thrifty Automotive Group*..........................  30,000      718,125
Dynegy Inc................................................  55,000    1,337,187
ESG Re Ltd. ADR...........................................  11,400       79,088
Firearms Training Systems Inc.*...........................  29,200       14,600
Freemarkets Inc.*.........................................     400      136,525
Hagler Bailly Inc.*.......................................  90,000      450,000
Harbor Florida Bancshares Inc.............................  95,000    1,229,062
Harris Interactive Inc.*..................................  21,600      282,150
Healthcentral Common*.....................................  11,000       80,438
ICG Communications Inc.*.................................. 162,000    3,037,500
JDS Uniphase Corp.*.......................................  88,000   14,195,500
Metro Information Services Inc.*..........................  40,000      960,000
Tefron Limited*...........................................  80,500    1,006,250
Tier Technologies Inc.*...................................  51,300      432,844
TMP Worldwide Inc.*.......................................  38,000    5,396,000
Viatel Inc.*..............................................  26,000    1,394,250
Wesley Jessen Visioncare Inc.*............................  45,000    1,704,375
                                                                   ------------
                                                                     39,002,469
                                                                   ------------

Real Estate--0.2%
Meristar Hospitality Corp.................................  57,000      912,000
                                                                   ------------

Retail Grocery--0.3%
Whole Foods Market Inc.*..................................  27,000    1,252,125
                                                                   ------------

Retail Trade--1.7%
Bed Bath & Beyond Inc.*...................................  39,500    1,372,625
Best Buy Co., Inc.*.......................................  40,500    2,032,594
Lithia Motors Inc.*.......................................  30,500      545,187
Martha Stewart Living Inc.*...............................   5,000      120,000
Restoration Hardware Inc. (Delaware)*.....................  35,000      238,438
Tandy Corp................................................  29,000    1,426,437
Tiffany & Co..............................................  16,000    1,428,000
                                                                   ------------
                                                                      7,163,281
                                                                   ------------
                                                                     51,053,768
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)
TECHNOLOGY--33.0%

Aerospace--0.9%
Computer Sciences Corp.*................................... 40,500 $  3,832,312
                                                                   ------------

Communication Services--7.9%
Applied Micro Circuits Corp.*.............................. 71,000    9,034,750
Aspect Communications Inc.*................................ 72,500    2,836,562
Brocade Communications Systems Inc.* ......................  8,000    1,416,000
C-Cube Microsystems Inc.*.................................. 59,500    3,703,875
Comverse Technology Inc.*.................................. 26,000    3,763,500
Echostar Communications Corp.*............................. 14,000    1,365,000
Polycom Inc.*.............................................. 19,000    1,210,063
Qualcom Inc.*.............................................. 62,000   10,919,750
                                                                   ------------
                                                                     34,249,500
                                                                   ------------

Computers & Business Equipment--4.4%
BE Semiconductor Industries* ADR........................... 28,000      378,000
Ceridian Corp.*............................................ 99,000    2,134,687
Documentum Inc.*...........................................  3,700      221,537
E Piphany Inc.*............................................  3,600      803,250
Electronic Arts*........................................... 12,000    1,008,000
Epicor Software Corp.*..................................... 28,200      142,763
I2 Technologies Inc.*......................................  3,500      682,500
Mips Technologies Inc.*.................................... 31,400    1,632,800
Redeemable Hat Inc.*....................................... 12,500    2,640,625
Remedy Corp.*.............................................. 40,000    1,895,000
Siebel Systems Inc.*....................................... 25,500    2,142,000
Stormedia Inc.*............................................ 57,000           57
Symbol Technologies Inc.................................... 42,750    2,717,297
Veritas Software Co.*...................................... 17,000    2,433,125
Virginia Linux Systems Inc.................................     60       12,398
                                                                   ------------
                                                                     18,844,039
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Electronics--14.7%
ADC Telecommunications Inc.*..............................  54,000 $  3,918,375
American Superconductor Corp.*............................ 100,000    2,800,000
Analog Devices Inc.*......................................  38,000    3,534,000
ASM International NV*..................................... 100,000    2,300,000
ASM Lithography Holdings NV*..............................  26,500    3,014,375
Credence Systems Corp.*...................................  44,000    3,806,000
Cymer Inc.*...............................................  46,100    2,120,600
Electroglas Inc.*.........................................  29,800      756,175
Etec Systems Inc.*........................................  57,000    2,557,875
Lexmark International Group Inc.*.........................  42,000    3,801,000
Linear Technology Corp....................................  38,000    2,719,375
LoJack Corp.*............................................. 110,000      742,500
LTX Corp.*................................................  53,000    1,185,875
Maxim Integrated Products Inc.*...........................  52,000    2,453,750
Network Appliance Inc.*...................................  14,000    1,162,875
Novellus Systems Inc.*....................................  15,000    1,837,969
PE Corp.*.................................................     500       60,156
Remec Inc.*...............................................  85,000    2,167,500
Sensormatic Electronics Corp.*............................ 115,000    2,005,313
Smartalk Teleservices Inc.*...............................  56,000           56
Teradyne Inc.*............................................  68,000    4,488,000
Unova Inc.*...............................................  23,000      299,000
Vitesse Semiconductor Corp.*.............................. 115,000    6,030,312
Wesco International Inc.*.................................  41,000      363,875
Xilinx Inc.*.............................................. 188,000    8,548,125
Zoran Corp.*..............................................  18,900    1,053,675
                                                                   ------------
                                                                     63,726,756
                                                                   ------------

Software--5.1%
BMC Software Inc.*........................................  45,500    3,637,156
Check Point Software Tech Ltd* ADR........................  32,500    6,459,375
Dendrite International Inc.*.............................. 188,800    6,395,600
Midway Games Inc.*........................................ 114,600    2,743,238
Opentv Corp.*.............................................   2,500      200,625
Sapient Corp.*............................................  18,000    2,536,875
                                                                   ------------
                                                                     21,972,869
                                                                   ------------
                                                                    142,625,476
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)
TRANSPORTATION--1.9%
Miscellaneous--0.2%
Circle International Group Inc............................. 36,800 $    818,800
                                                                   ------------

Trucking & Freight Forwarding--1.7%
Harmon Industries Inc...................................... 37,000      448,625
Hub Group Inc.*............................................ 49,000      980,000
Kansas City Southern Industries Inc. ...................... 33,000    2,462,625
Landstar Systems Inc.*..................................... 17,000      727,812
M.S. Carriers Inc.*........................................ 34,000      811,750
Polaris Industries Inc..................................... 42,000    1,522,500
US Xpress Enterprises Inc.*................................ 45,000      331,875
Werner Enterprises Inc.....................................  5,900       82,969
                                                                   ------------
                                                                      7,368,156
                                                                   ------------
                                                                      8,186,956
                                                                   ------------

UTILITIES--4.0%
Gas & Pipeline Utilities--0.8%

Eastern Enterprises........................................ 27,500    1,579,531
Louis Dreyfus Natural Gas Holdings Corp.*.................. 25,400      460,375
New Jersey Resources Corp.................................. 15,100      589,844
South Jersey Industries Inc................................ 13,900      395,281
Washington Gas Light Co. .................................. 16,000      440,000
                                                                   ------------
                                                                      3,465,031
                                                                   ------------

Telephone--3.2%
Allegiance Telecom Inc.*................................... 33,500    3,090,375
Global Telesystems Group Inc.*............................. 63,500    2,198,688
Nextlink Communications Inc.*.............................. 47,000    3,903,937
Pac West Telecomm Inc.*.................................... 23,000      609,500
Telephone & Data Systems Inc............................... 17,500    2,205,000
Tritel Inc.*............................................... 43,000    1,362,563
Triton Pcs Holdings Inc.*.................................. 12,000      546,000
                                                                   ------------
                                                                     13,916,063
                                                                   ------------
                                                                     17,381,094
                                                                   ------------
TOTAL COMMON STOCK (cost $261,157,897).....................         414,465,946
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                          Units       Value
                                                        ---------- ------------

SHORT TERM INVESTMENTS--4.1%
State Street Bank Yield Enhanced Short Term Investment
 Fund (cost $17,768,992)................................17,768,992 $ 17,768,992
                                                                   ------------
TOTAL INVESTMENTS--(cost $278,926,889)--100.1%........              432,234,938
Liabilities in excess of other assets--(0.1)%.........                 (227,069)
                                                                   ------------
NET ASSETS 100.0%.....................................             $432,007,869
                                                                   ============

*    Non-income producing security.

ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                      Statement of Assets and Liabilities


                                                                    December 31,
                                                                        1999
                                                                    ------------
                              ASSETS
Investments, at value (cost $464,759,142).........................  $529,139,902
Cash..............................................................           775
Receivable for investments sold...................................     2,321,484
Dividends and interest receivable.................................     2,049,312
Deferred registration fees........................................        30,832
Other assets......................................................        50,751
                                                                    ------------
  Total assets....................................................   533,593,056
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................    72,523,672
Payable for fund units redeemed...................................       496,648
Investment advisory fee payable...................................       118,695
State Street Bank and Trust Company--program fee payable..........        73,634
Trustee, management and administration fees payable...............        27,798
American Bar Retirement Association--program fee payable..........        16,260
Other accruals....................................................         8,283
                                                                    ------------
  Total liabilities...............................................    73,264,990
                                                                    ------------
Net assets (equivalent to $61.21 per unit based on 7,520,223 units outstanding).....................................................  $460,328,066
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                    December
                                                                       31,
                                                                      1999
                                                                   -----------
Investment Income
  Dividends (net of foreign tax expense of $45,438)............... $ 3,392,296
  Interest........................................................  10,774,416
                                                                   -----------
    Total investment income.......................................  14,166,712
                                                                   -----------
Expenses
  Investment advisory fee.........................................   1,021,956
  State Street Bank and Trust Company--program fee................     940,617
  Trustee, management and administration fees.....................     344,706
  American Bar Retirement Association--program fee................     199,393
  Reports to unitholders..........................................      76,935
  Legal and audit fees............................................      28,591
  Registration fees...............................................      46,442
  Other expenses..................................................      34,933
                                                                   -----------
    Total expenses................................................   2,693,573
  Program fee reimbursement from State Street Bank and Trust
   Company........................................................      (9,643)
                                                                   -----------
    Net expenses..................................................   2,683,930
                                                                   -----------
Net investment income.............................................  11,482,782
                                                                   -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................  40,791,205
  Change in net unrealized appreciation...........................   9,800,273
                                                                   -----------
    Net realized and unrealized gain on investments...............  50,591,478
                                                                   -----------
Net increase in net assets resulting from operations.............. $62,074,260
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
From operations
  Net investment income............................ $ 10,636,947  $ 11,482,782
  Net realized gain on investments.................   20,248,522    40,791,205
  Net change in unrealized appreciation on
   investments.....................................   38,599,880     9,800,273
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   69,485,349    62,074,260
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   33,845,201    28,096,262
  Cost of units redeemed...........................  (47,171,025)  (44,504,748)
                                                    ------------  ------------
    Net decrease in net assets resulting from
     unitholder transactions.......................  (13,325,824)  (16,408,486)
                                                    ------------  ------------
     Net increase in net assets....................   56,159,525    45,665,774
Net Assets
  Beginning of year................................  358,502,767   414,662,292
                                                    ------------  ------------
  End of year...................................... $414,662,292  $460,328,066
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    8,070,199     7,796,320
    Sold...........................................      692,617       492,264
    Redeemed.......................................     (966,496)     (768,361)
                                                    ------------  ------------
  Outstanding--end of year.........................    7,796,320     7,520,223
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

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                           For the period
                           January 2, 1992
                            (Commencement                   For the year ended December 31,
                          of Operations) to  --------------------------------------------------------------------
                          December 31, 1992    1993      1994      1995      1996      1997      1998      1999
                          -----------------  --------  --------  --------  --------  --------  --------  --------
Investment income.......      $    .89       $   1.00  $   1.08  $   1.19  $   1.30  $   1.42  $   1.68  $   1.82
Net expenses............          (.25)          (.26)     (.26)     (.29)     (.33)     (.35)     (.35)     (.34)
                              --------       --------  --------  --------  --------  --------  --------  --------
Net investment income...           .64            .74       .82       .90       .97      1.07      1.33      1.48
Net realized and
 unrealized gain (loss)
 on investments.........         (1.56)           .82      (.82)     6.07      3.78      6.59      7.44      6.54
                              --------       --------  --------  --------  --------  --------  --------  --------
Net increase (decrease)
 in unit value..........          (.92)          1.56       --       6.97      4.75      7.66      8.77      8.02
Net asset value at
 beginning of period....         24.40          23.48     25.04     25.04     32.01     36.76     44.42     53.19
                              --------       --------  --------  --------  --------  --------  --------  --------
Net asset value at end
 of period..............      $  23.48       $  25.04  $  25.04  $  32.01  $  36.76  $  44.42  $  53.19  $  61.21
                              ========       ========  ========  ========  ========  ========  ========  ========
Ratio of net expenses to
 average net assets.....          1.10 %***      1.07%     1.03%     1.00%      .96%      .84%      .72%      .60%#
Ratio of net investment
 income to average net
 assets.................          2.82 %***      3.05%     3.32%     3.08%     2.85%     2.62%     2.72%     2.57%
Portfolio turnover......           119 %**        153%      113%      155%      181%      122%      209%      229%
Total return............         (3.77)%**       6.64%     0.00%    27.84%    14.84%    20.84%    19.74%    15.08%
Net assets at end of
 period (in thousands)..      $167,242       $193,362  $198,945  $264,526  $295,401  $358,503  $414,662  $460,328

-------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 **  Not annualized.
***  Ratios annualized.
  # After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to net assets would have been .60% for the year ended December 31, 1999.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                        Principal
                                                         Amount       Value
                                                       ----------- ------------

GNMA I--5.7%
MORTGAGE RELATED--5.7%
Mortgage Backed Securities--GNMA I--5.7%
Gnma 9.00% 12/15/2017................................. $   564,642 $    595,691
Gnma 9.50% 9/15/2017+.................................     441,489      468,747
Gnma 9.50% 12/15/2017+................................     537,904      571,184
Gnma 9.50% 12/15/2017+................................     483,317      513,219
Gnma 9.50% 12/15/2021.................................     347,811      369,198
Gnma 10.00% 11/15/2016................................      70,909       76,269
Gnma 10.00% 3/15/2018.................................      66,686       71,858
Gnma 10.00% 6/15/2018.................................      69,555       74,950
Gnma 10.00% 5/15/2019+................................   1,524,868    1,644,357
Gnma 10.00% 6/15/2019.................................      14,041       15,141
Gnma 10.00% 10/15/2019................................       8,909        9,608
Gnma 10.00% 12/15/2020+...............................     759,836      818,769
Gnma 10.00% 10/15/2021................................      60,577       65,366
Gnma 10.00% 7/15/2022+................................     687,603      740,933
Gnma 10.00% 7/15/2022.................................     421,345      454,362
Gnma 10.00% 2/15/2025.................................     437,791      471,746
Gnma 10.50% 9/15/2015.................................      12,902       14,022
Gnma 10.50% 9/15/2017.................................      91,582       99,741
Gnma 10.50% 12/15/2017................................     163,485      177,882
Gnma 10.50% 5/15/2019.................................       1,078        1,175
Gnma 10.50% 3/15/2020.................................      17,675       19,210
Gnma 10.50% 8/15/2020.................................      73,664       80,294
Gnma 11.00% 12/15/2009................................         808          880
Gnma 11.00% 1/15/2010.................................      12,043       13,119
Gnma 11.00% 7/15/2010.................................      11,084       12,075
Gnma 11.00% 7/15/2010.................................      31,327       34,235
Gnma 11.00% 8/15/2010.................................       1,522        1,664
Gnma 11.00% 8/15/2010.................................       9,809       10,685
Gnma 11.00% 9/15/2015.................................       9,083       10,005
Gnma 11.00% 10/15/2015................................      10,415       11,473
Gnma 11.00% 8/15/2017+................................     553,422      607,391
Gnma 11.00% 9/15/2017.................................     158,602      174,413
Gnma 11.00% 2/15/2025.................................     181,097      199,489
Gnma TBA 7.00% 12/15/2099.............................  18,400,000   17,750,259
                                                                   ------------
TOTAL GNMA I (cost $26,660,906).......................               26,179,410
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                        Principal
                                                         Amount       Value
                                                       ----------- ------------

GNMA II--1.4%
MORTGAGE RELATED--1.4%
Mortgaged Backed Securities--GNMA II--1.4%
Gnma 6.13% 10/20/2025 (A)............................. $   393,680 $    400,325
Gnma 6.13% 10/20/2027 (A)+............................     750,872      761,429
Gnma 6.13% 11/20/2027 (A)+............................     925,269      938,278
Gnma 6.13% 12/20/2027 (A).............................     227,085      230,278
Gnma 6.38% 2/20/2025 (A)..............................     260,684      265,043
Gnma 6.38% 3/20/2025 (A)+.............................     517,674      526,330
Gnma 6.38% 4/20/2025 (A)..............................      86,779       87,891
Gnma 6.38% 4/20/2025 (A)..............................     390,295      395,357
Gnma 6.38% 5/20/2025 (A)..............................     111,726      113,157
Gnma 6.38% 5/20/2025 (A)+.............................     459,737      465,700
Gnma 6.38% 5/20/2025 (A)..............................     135,626      137,407
Gnma 6.63% 7/20/2025 (A)+.............................     497,012      501,674
Gnma 6.63% 7/20/2025 (A)+.............................   1,242,358    1,254,198
Gnma 6.63% 9/20/2027 +................................     439,158      442,522
                                                                   ------------
TOTAL GNMA II (cost $6,540,106).......................                6,519,589
                                                                   ------------

FNMA--10.1%
FNMA--10.1%
Fnma 5.25% 1/15/2009..................................   1,750,000    1,543,552
Fnma 6.00% 5/1/2029...................................   4,466,594    4,085,505
Fnma 6.00% 5/1/2029...................................   3,594,974    3,288,250
Fnma 6.00% 5/1/2029...................................   6,425,987    5,877,722
Fnma 10.00% 5/1/2022..................................      92,040       98,540
Fnma 10.00% 5/1/2022+.................................     725,155      776,366
Fnma 10.00% 11/1/2024+................................     811,317      868,612
Fnma 10.50% 10/1/2018.................................     286,338      309,512
Fnma 11.00% 9/1/2019+.................................     405,480      441,851
Fnma 11.50% 11/1/2019.................................      70,357       77,329
Fnma TBA 6.00% 1/1/2029...............................   8,775,000    8,031,863
Fnma TBA 6.00% 12/1/2099..............................  23,250,000   21,266,496
                                                                   ------------
TOTAL FNMA (cost $48,119,424).........................               46,665,598
                                                                   ------------

FEDERAL AGENCIES--5.1%
Federal Agencies--5.1%
Federal Home Loan Mortgage Pc Guaranteed 9.50%
 4/15/2020............................................      96,394      100,821
Federal Home Loan Mortgage Pc Guaranteed 10.00%
 5/15/2020............................................     165,001      173,664
Federal Home Loan Mortgage Pc Guaranteed 10.00%
 6/15/2020............................................     107,006      112,624

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Principal
                                                          Amount       Value
                                                        ----------- ------------

FEDERAL AGENCIES (Continued)
Federal Agencies (Continued)
Federal Home Loan Pc 10.00% 9/1/2017..................  $   192,227 $    202,621
Federal Home Loan Pc 10.00% 11/1/2020.................      166,712      177,296
Federal Home Loan Pc 10.50% 4/1/2016..................       44,452       47,635
Federal Home Loan Pc 10.50% 8/1/2019..................       44,759       47,964
Federal Home Loan Pc 10.50% 12/1/2020.................      160,249      170,832
Federal Home Loan Pc 10.50% 2/1/2021..................       63,763       68,121
Federal Home Loan Pc 11.00% 9/1/2020..................       61,582       66,777
Federal National Mortgage Association Remic 8.50%
 9/25/2020............................................      105,685      107,930
FHLMC Gold TBA 6.00% 2/1/2029.........................   24,300,000   22,249,688
                                                                    ------------
TOTAL FEDERAL AGENCIES (cost $23,862,789).............                23,525,973
                                                                    ------------
AUTO RECEIVABLES--1.5%
Arcadia Automobile Receivables Trust 5.90%
 11/15/2002+..........................................      643,437      640,898
Arcadia Automobile Receivables Trust 6.38% 1/15/2003+.      600,000      598,199
CPS Auto Grantor Trust 6.65% 10/15/2002...............       63,724       63,519
Daimler Benz Auto Grantor Trust 6.05% 3/20/2005.......      439,017      436,410
Daimler Benz Vehicle Owner Trust 5.23% 12/20/2001+....      435,961      434,733
First Merchants Auto Trust 6.85% 11/15/2002***........       49,391       49,258
First Security Auto Grantor Trust 5.97% 4/15/2004+....      419,175      416,579
First Security Auto Grantor Trust 6.10% 4/15/2000+....      728,427      725,559
First Security Auto Owner Trust 5.18% 6/15/2001+......      110,320      110,243
Ford Credit Auto Owner Trust 6.05% 4/15/2001+.........      314,185      314,084
GMAC Grantor Trust 6.50% 4/15/2002+...................      267,233      267,233
Honda Auto Receivables Grantor Trust 5.85% 2/15/2003..      200,312      199,435
Honda Auto Receivables Trust 5.95% 5/15/2003..........      270,030      268,764
Long Beach Acceptance Auto Grantor 6.85%
 10/15/2003***........................................       95,218       94,707
Long Beach Addep Auto Grantor Trust 6.69%
 9/25/2004***.........................................      140,851      139,702
Nissan Auto Recievables Grantor 6.15% 2/15/2003.......      453,017      450,326
NPF XI Inc. 6.82% 7/1/2001***.........................      100,000       99,883
Rental Car Finance Group 6.45% 8/25/2005+.............      625,000      607,418
Team Fleet Financing Corp. 6.65% 12/15/2002***........      250,000      246,570
World Omni Automobile Lease 6.08% 11/25/2003+.........      505,912      505,751
                                                                    ------------
TOTAL AUTO RECEIVABLES (cost $20,533,225).............                 6,669,271
                                                                    ------------

CORPORATE--4.4%
Transportation--4.4%
Arcadia Automobile Receivables 6.20% 5/15/2003........      618,418      616,109
BMW Vehicle Owner Trust 6.16% 12/25/2001..............      800,000      796,909
First Security Auto Owner Trust 5.49% 4/15/2002.......      675,867      673,893

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                        Principal
                                                         Amount       Value
                                                       ----------- ------------

CORPORATE (Continued)
Transportation (Continued)
First USA Credit Card Master Trust 6.55% 9/17/2003
 (A)+................................................. $   825,000 $    825,000
Ford Credit Auto Owner Trust 5.47% 9/15/2001..........   1,550,000    1,542,730
Ford Credit Auto Owner Trust 5.65% 10/15/2001.........     855,159      853,552
Ford Credit Auto Owner Trust 5.77% 11/15/2001.........   1,575,000    1,566,621
Ford Credit Auto Owner Trust 6.20% 4/15/2002..........   1,600,000    1,594,000
Honda Auto Receivables 1999 5.19% 6/15/2001...........     563,943      562,003
Mmca Auto Owner Trust 5.43% 1/15/2004.................     599,940      597,498
Mmca Auto Owner Trust 6.08% 5/15/2001 +...............     178,576      178,519
Mmca Auto Owner Trust 6.30% 6/15/2002.................   1,116,366    1,114,582
National Car Rental Financial Corp. 7.35%
 10/20/2003***........................................     250,000      247,497
Navistar Financial Owner Trust 5.55% 2/15/2002........     775,000      770,995
Nissan Auto Receivables 5.45% 4/15/2004...............     811,515      801,884
Nissan Auto Receivables 6.12% 9/15/2003...............   1,100,000    1,095,523
Premier Auto Trust 5.28% 11/8/2001....................   1,054,790    1,049,843
Premier Auto Trust 5.82% 1/8/2000 (A).................   1,600,000    1,592,992
Team Fleet Financing Corp. 7.35% 5/15/2003***.........     325,000      323,880
Toyota Auto Receivables 1999 Owner 5.80% 12/17/2001...   1,575,000    1,568,101
USAA Auto Loan Grantor Trust 6.00% 5/15/2004..........     445,684      443,175
Vacsc Auto Trust 6.51% 11/8/2002......................     383,250      382,050
Wfs Financial Owner Trust 5.52% 8/20/2001.............     452,278      451,445
Wfs Financial Owner Trust 5.83% 1/20/2000 (A).........     800,000      796,554
                                                                   ------------
TOTAL CORPORATE (cost $20,533,225)....................               20,445,355
                                                                   ------------

CMO--0.1%
MORTGAGE RELATED--0.1%
Collateralized Mortgage Obligations--0.1%
Mid Str Trust II 9.63% 4/1/2003 (cost $364,262).......     350,000      360,521
                                                                   ------------

OTHER MORTGAGES--0.7%
CORPORATE--0.6%
Finance & Banking--0.0%
Creekwood Capital Corp. 8.47% 3/16/2015***............     232,991      239,925
                                                                   ------------

Industrials--0.1%
Continental Airlines Pass Through Trust 6.55%
 2/2/2019.............................................     224,904      204,406
Oil Purchase Company 7.10% 4/30/2002***...............     255,470      243,610
                                                                   ------------
                                                                        448,016
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Principal
                                                          Amount       Value
                                                        ----------- ------------

OTHER MORTGAGES (Continued)
CORPORATE (Continued)
Other Marketable--0.3%
Harley Davidson Eaglemark 5.41% 4/1/2004..............  $   280,639 $    278,988
New Holland Equipment Receivables 6.39% 10/15/2002***.      825,000      821,979
Prime Property Fund 6.63% 7/23/2003***................      172,643      168,893
                                                                    ------------
                                                                       1,269,860
                                                                    ------------

Other--0.1%
Comed Transition Funding Trust 5.38% 3/25/2002........      156,429      156,184
Fifty Seventh Street Assocs LLC 7.13% 6/1/2017***.....      243,316      217,767
                                                                    ------------
                                                                         373,951
                                                                    ------------

Transportation--0.1%
Harley Davidson Eaglemark Trust 5.25% 7/15/2003.......      496,163      491,274
                                                                    ------------
                                                                       2,823,026

MORTGAGE RELATED--0.1%
Government Sponsered--0.1%
Greenpoint Manufactured Housing 5.78% 12/15/2009......      582,774      574,415
                                                                    ------------
TOTAL OTHER MORTGAGES (cost $3,474,777)...............                 3,397,441
                                                                    ------------
GOVERNMENT AND AGENCIES--4.9%
U.S. TREASURY--4.9%
U.S. Government Securities--4.9%
U.S. Treasury Bonds 8.75% 8/15/2020...................    1,450,000    1,756,762
U.S. Treasury Notes 3.38% 1/15/2007+..................    5,105,912    4,810,739
U.S. Treasury Notes 4.50% 1/31/2001+..................    2,250,000    2,212,380
U.S. Treasury Notes 6.00% 8/15/2009+..................    4,500,000    4,359,375
U.S. Treasury Notes 7.50% 2/15/2005+..................    9,000,000    9,386,730
                                                                    ------------
TOTAL GOVERNMENT AND AGENCIES (cost $22,933,346)......                22,525,986
                                                                    ------------

CORPORATE BONDS--11.1%
CORPORATE--10.5%
Asset Backed--0.6%
Chevy Chase Auto Receivables 6.25% 6/15/2004+.........      283,139      281,563
Citibank Credit Card Master Trust I (B) 6.47%
 5/15/2002 (A)+.......................................    1,150,000    1,149,632
WFS Financial Owner Trust 6.10% 3/20/2002.............      151,416      151,267
WFS Financial Owner Trust 6.25% 3/20/2002+............      123,135      123,093
World Financial Propertys Tower B 6.91% 9/1/2013+.....    1,194,702    1,125,260
                                                                    ------------
                                                                       2,830,815
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Principal
                                                          Amount       Value
                                                        ----------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)
Electric Utilities--0.3%
Edison Mission Energy 7.73% 6/15/2009***..............  $   260,000 $    257,213
Edison Mission Energy Funding Corp. 7.33%
 9/15/2008***.........................................      200,000      190,146
El Paso Energy Corp. 6.75% 5/15/2009..................      250,000      233,400
Empresa Nacional De Electric 7.33% 2/1/2037...........       95,000       87,170
Southern Energy Inc. 7.90% 7/15/2009***...............      375,000      364,275
                                                                    ------------
                                                                       1,132,204
                                                                    ------------

Finance & Banking--2.9%
Ahold Finance USA Inc. 6.88% 5/1/2029.................      450,000      388,773
American General Finance Corp. 6.75% 11/15/2004.......      315,000      305,537
Bank of America Corp. 5.88% 2/15/2009.................      145,000      129,114
Bank One Corp. 6.00% 2/17/2009........................      610,000      542,564
Bankamerica Institutional Capital A 8.07%
 12/31/2026***........................................      400,000      378,100
Beneficial Corp. 6.47% 11/17/2008.....................      405,000      366,740
Beverly Finance 8.36% 7/15/2004.......................      250,000      253,025
BT Institutional Capital Trust A 8.09% 12/1/2026***...      555,000      505,172
Chase Manhattan Corp. New 6.00% 2/15/2009.............      420,000      377,895
Chase Manhattan Corp. New 7.00% 11/15/2009............      195,000      187,619
EOP Operating Limited Partnership 7.50% 4/19/2029.....      215,000      189,301
Equitable Cos Inc. 6.50% 4/1/2008.....................      515,000      479,537
Equitable Life Assurance Society 6.95% 12/1/2005***...      325,000      315,136
Excel Paralubes Funding Corp. 7.43% 11/1/2015***......      250,000      228,642
Farmers Exchange Capital 7.05% 7/15/2048***...........      220,000      187,128
Farmers Insurance Exchange 8.63% 5/1/2024***+.........      625,000      623,819
First Chicago Nbd Institution Capital 7.95%
 12/1/2026***.........................................      155,000      143,848
Goldman Sachs Group LP 6.50% 2/25/2009................      310,000      288,167
Great Wesn Financial Trust II 8.21% 2/1/2027..........      330,000      308,444
Household Finance Corp. 6.38% 8/1/2010................      415,000      375,206
Hutchison Whampoa Fin. CI. Ltd. 7.45% 8/1/2017***.....      440,000      392,234
Metropolitan Life Insurance Company 7.45%
 11/1/2023***.........................................      500,000      444,530
Metropolitan Life Insurance Company 7.80%
 11/1/2025***.........................................      250,000      241,997
NationsBank Corp. 6.80% 3/15/2028.....................       80,000       69,908
Nationwide Mutual Life 7.50% 2/15/2024***+............      750,000      656,625
New York Life Insurance Corp. 7.50% 12/15/2023***.....      250,000      222,370
Northern Trust Company Bank 6.63% 10/1/2003...........      800,000      786,944
PNC Funding Corp. 7.50% 11/1/2009.....................      490,000      481,048
PNC Institutional Capital Trust A 7.95% 12/15/2026***.      350,000      320,068
Prudential Insurance Company America 8.30%
 7/1/2025***+.........................................      700,000      707,735
Rhone Poulenc A3 8.62% 1/5/2021.......................      350,000      337,052

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                        Principal
                                                         Amount       Value
                                                       ----------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)
Finance & Banking (Continued)
United States Bancorp. 6.88% 12/1/2004................ $ 1,055,000 $  1,035,626
US West Capital Funding Inc. 6.88% 8/15/2001***.......     670,000      663,869
Washington Mutual Capital I 8.38% 6/1/2027............     240,000      228,427
                                                                   ------------
                                                                     13,162,200
                                                                   ------------

Industrials--3.2%
Albertsons Inc. 7.45% 8/1/2029........................     610,000      579,774
Becton Dickinson & Company 7.00% 8/1/2027.............     185,000      165,943
Chevron Corp. 6.63% 10/1/2004.........................     805,000      791,556
CMS Panhandle Holdings Company 7.00% 7/15/2029........     630,000      553,001
Conoco Inc. 6.95% 4/15/2029...........................     815,000      735,163
Dayton Hudson Corp. 6.75% 1/1/2028....................     250,000      219,178
Delphi Automotive Systems Corp. 7.13% 5/1/2029........     730,000      641,509
Federated Department Stores Inc. (Delaware) 6.90%
 4/1/2029.............................................     420,000      366,152
Florida Windstorm Underwriting 7.13% 2/25/2019***.....     655,000      599,731
Ford Motor Company (Delaware) 6.63% 10/1/2028.........   1,010,000      876,195
General Motors Corp. 6.75% 5/1/2028...................     260,000      229,346
Home Depot Inc. 6.50% 9/15/2004***....................     850,000      833,111
International Business Machines Corp. 5.38% 2/1/2009..     810,000      709,398
Jet Equipment Test 10.00% 6/15/2012***................     350,000      377,402
Kroger Company 7.63% 9/15/2006........................     160,000      158,562
Lowes Cos Inc. 6.50% 3/15/2029........................     255,000      214,881
Monsanto Company 6.60% 12/1/2028***...................     770,000      678,809
News America Holdings Inc. 8.88% 4/26/2023............     460,000      486,492
Norfolk Southern Corp. 6.20% 4/15/2009................     410,000      367,963
Oil Enterprises Limited 6.24% 6/30/2008***............     603,043      573,697
Paiton Energy 9.34% 2/15/2014***......................     225,000       45,000
Procter & Gamble Company 6.88% 9/15/2009..............     395,000      385,856
Scotia Pacific Company LLC 7.71% 1/20/2014***.........     830,000      583,075
Sun Microsystems Inc. 7.65% 8/15/2009.................     305,000      302,267
Textron Inc. 6.75% 9/15/2002..........................     405,000      400,962
Times Mirror Company 7.45% 10/15/2009.................     345,000      342,851
Union Pacific Corp. 6.63% 2/1/2029....................     470,000      396,797
United Parcel Service America Inc. 8.38% 4/1/2020.....     530,000      566,628
United Technologies Corp. 6.70% 8/1/2028+.............     815,000      719,278
Wal-Mart Stores Inc. 6.15% 8/10/2001..................     975,000      966,625
                                                                   ------------
                                                                     14,867,202
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                        Principal
                                                         Amount       Value
                                                       ----------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)
Miscellaneous--1.8%
Anthem Insurance Cos Inc. Discount Commercial
 9.00% 4/15/2027***................................... $   370,000 $    340,478
Associates Corp. NA 6.00% 7/15/2005+..................     535,000      504,205
CIT Group Inc. 5.91% 11/23/2005+......................     715,000      661,489
Citicorp 6.38% 11/15/2008.............................     800,000      739,528
Continental Airls Pass Through+ 6.65% 9/15/2017+......     728,968      661,327
EOP Operating Limited Partnership 6.76% 6/15/2007.....     140,000      129,612
EOP Operating Limited Partnership 7.25% 6/15/2028.....     340,000      290,081
Florida Residential Property & Casualty 7.38%
 7/1/2003***..........................................     525,000      519,540
Hartford Life Inc. 7.65% 6/15/2027....................     420,000      408,538
Kroger Co. 7.70% 6/1/2029.............................     470,000      443,985
News America Holdings Inc. 7.75% 1/20/2024............     100,000       94,365
News America Holdings Inc. 7.75% 2/1/2024.............     170,000      160,378
Prime Property Funding II Inc. 7.00% 8/15/2004***.....     495,000      477,613
Procter & Gamble Company 6.60% 12/15/2004.............   1,485,000    1,467,462
Sprint Capital Corp. 6.50% 11/15/2001.................     830,000      822,912
US Airways Passthru Trs 6.85% 1/30/2018...............     736,514      648,914
                                                                   ------------
                                                                      8,370,427
                                                                   ------------

Other--0.4%
Becton Dickinson & Company 6.70% 8/1/2028.............     520,000      448,354
Dayton Hudson Corp. 6.65% 8/1/2028....................     325,000      281,648
Lowes Cos Inc. 6.88% 2/15/2028........................     505,000      444,592
Neiman Marcus Group Inc. 6.65% 6/1/2008...............     320,000      292,218
Time Warner Inc. 6.95% 1/15/2028......................      85,000       75,473
Time Warner Inc. 7.57% 2/1/2024.......................     460,000      440,676
                                                                   ------------
                                                                      1,982,961
                                                                   ------------

Other Utilities--0.2%
Ras Laffan Liquefied Natural Gas Co. 8.29%
 3/15/2014***.........................................     715,000      673,972
Tennessee Gas Pipeline Company 7.00% 10/15/2028.......     435,000      380,773
                                                                   ------------
                                                                      1,054,745
                                                                   ------------

Telephone--0.9%
AT&T Corp. 6.50% 3/15/2029............................     920,000      788,155
Bellsouth Telecomm Inc. 6.38% 6/1/2028................     540,000      454,761
Comcast Cable Communications Corp. 8.38% 5/1/2007.....     465,000      482,470
GTE Corp. 6.94% 4/15/2028+............................     965,000      874,309
Lucent Technologies Inc. 6.45% 3/15/2029..............     740,000      644,163

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Principal
                                                          Amount       Value
                                                        ----------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)
Telephone (Continued)
MCI Communications Corp. 6.50% 4/15/2010..............  $   305,000 $    284,010
Worldcom Inc. 6.95% 8/15/2028.........................      590,000      535,696
                                                                    ------------
                                                                       4,063,564
                                                                    ------------

Transportation--0.2%
Atlas Air Inc. 7.38% 1/2/2018.........................      515,967      467,962
Burlington Northern Santa Fe Corp. 6.70% 8/1/2028+....      665,000      570,736
                                                                    ------------
                                                                       1,038,698
                                                                    ------------
                                                                      48,502,816
                                                                    ------------

FOREIGN--0.2%
Corporate--0.2%
Express Pipeline Limited 6.47% 12/31/2013***+.........      723,550      657,589
                                                                    ------------

MISCELLANEOUS--0.4%
Supranational--0.4%
Abbey National Plc 7.95% 10/26/2029...................      795,000      791,796
Daimler Chrysler Nortl Holding Company 7.20% 9/1/2009.      825,000      810,348
HVB Funding Trust 8.74% 6/30/2031***..................      290,000      285,398
                                                                    ------------
                                                                       1,887,542
                                                                    ------------
TOTAL CORPORATE BONDS (cost $61,651,381)..............                51,047,947
                                                                    ------------

                                                          Shares
                                                        -----------

COMMON STOCK--63.8%
BASIC INDUSTRIES--1.6%
Paper--1.1%
Fort James Corp.......................................       80,600    2,206,425
Kimberly-Clark Corp...................................       33,600    2,192,400
Smurfit Stone Container Corp.*........................       25,700      629,650
                                                                    ------------
                                                                       5,028,475

Plastics--0.5%
Illinois Tool Works Inc...............................       35,000    2,364,688
                                                                    ------------
                                                                       7,393,163
                                                                    ------------

CAPITAL GOODS--4.7%
Construction & Mining Equipment--0.9%
Dover Corp............................................       88,700    4,024,762
                                                                    ------------


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Shares       Value
                                                       ----------- ------------

COMMON STOCK (Continued)
CAPITAL GOODS (Continued)
Construction Materials--0.4%
Black & Decker Corp...................................      33,000 $  1,724,250
                                                                   ------------
Electrical Equipment--2.1%
ASM Lithography Hldg NV* ADR..........................      30,800    3,503,500
Emerson Electric Co...................................      33,500    1,922,063
Hubbell Inc...........................................      15,600      425,100
Tyco International Ltd................................     104,500    4,062,437
                                                                   ------------
                                                                      9,913,100
                                                                   ------------

Industrial Machinery--1.3%
AES Corp.*............................................      80,800    6,039,800
                                                                   ------------
                                                                     21,701,912
                                                                   ------------

CONSUMER BASICS--9.5%
Drugs & Health Care--7.0%
Astrazeneca Plc ADR...................................     143,153    5,976,638
Becton Dickinson & Co.*...............................      81,800    2,188,150
Forest Laboratories Inc.*.............................      43,000    2,641,812
Guidant Corp.*........................................     123,200    5,790,400
Medtronic Inc.........................................      42,400    1,544,950
Pacificare Health Systems*............................      33,830    1,792,990
Pfizer Inc............................................     231,000    7,493,062
Quintiles Transnational Corp.*........................     138,500    2,588,219
United Healthcare Corp................................      40,400    2,146,250
                                                                   ------------
                                                                     32,162,471
                                                                   ------------

Food & Beverages--2.2%
Campbell Soup Co......................................      71,600    2,770,025
General Mills Inc.....................................      50,000    1,787,500
Kellogg Co............................................     157,000    4,837,563
PepsiCo Inc...........................................      25,500      898,875
                                                                   ------------
                                                                     10,293,963
                                                                   ------------

Tobacco--0.3%
Philip Morris Cos., Inc...............................      54,500    1,263,719
                                                                   ------------
                                                                     43,720,153
                                                                   ------------


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Shares       Value
                                                       ----------- ------------

COMMON STOCK (Continued)
CONSUMER DURABLE GOODS--1.5%
Auto Parts--0.4%
Delphi Automotive Systems Corp........................     114,000 $  1,795,500


Electrical Equipment--1.1%
Sony Corp. ADR........................................      17,500    4,983,125
                                                                   ------------
                                                                      6,778,625
                                                                   ------------

CONSUMER NON-DURABLES--4.1%
Apparel & Textiles--0.9%
Tommy Hilfiger Corp.*.................................     113,600    2,648,300
VF Corp...............................................      44,900    1,347,000
                                                                   ------------
                                                                      3,995,300
                                                                   ------------

Household Products--1.0%
American Greetings Corp...............................      57,700    1,363,162
Clorox Co.............................................      62,800    3,163,550
                                                                   ------------
                                                                      4,526,712
                                                                   ------------

Liquor--0.6%
Anheuser Busch Cos., Inc..............................      40,000    2,835,000
                                                                   ------------

Retail Trade--1.1%
Lowes Cos., Inc.......................................      65,000    3,883,750
Wal-Mart Stores Inc...................................      20,500    1,417,062
                                                                   ------------
                                                                      5,300,812
                                                                   ------------

Toys & Amusements--0.5%
Hasbro Inc............................................     123,000    2,344,688
                                                                   ------------
                                                                     19,002,512
                                                                   ------------

CONSUMER SERVICES--1.3%
Air Travel--0.3%
Sealed Air Corp*......................................      22,500    1,165,781
                                                                   ------------
Leisure Time--1.0%
Blockbuster Inc.......................................      41,500      555,063
Carnival Cruise Lines Inc.............................      21,000    1,004,063
Fox Entertainment Group Inc.*.........................     122,300    3,049,856
                                                                   ------------
                                                                      4,608,982
                                                                   ------------
                                                                      5,774,763
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Shares       Value
                                                       ----------- ------------

COMMON STOCK (Continued)
ENERGY--2.9%
Domestic Oil--1.6%
Exxon Mobil Corp.*....................................      87,683 $  7,063,962
USX Marathon Group Inc. ..............................      20,000      493,750
                                                                   ------------
                                                                      7,557,712
                                                                   ------------

International Oil--0.4%
Shell Transport & Trading Plc ADR.....................      35,200    1,733,600
                                                                   ------------

Petroleum Services--0.9%
Baker Hughes Inc......................................     115,840    2,439,880
Schlumberger Ltd......................................      24,246    1,363,837
Transocean Sedco Forex Inc.*..........................       4,694      158,129
                                                                   ------------
                                                                      3,961,846
                                                                   ------------
                                                                     13,253,158
                                                                   ------------
FINANCE--8.4%
Banks--2.7%
Bank of America Corp..................................     127,437    6,395,745
Bank One Corp.........................................     142,100    4,556,081
J.P. Morgan & Co., Inc................................      13,000    1,646,125
                                                                   ------------
                                                                     12,597,951
                                                                   ------------
Financial Services--2.1%
Associates First Capital Corp.........................      43,174    1,184,587
Citigroup Inc.........................................      80,825    4,490,839
Federal Home Loan Mortgage Corp.*.....................      80,500    1,620,062
Wells Fargo & Company.................................      64,076    2,591,073
                                                                   ------------
                                                                      9,886,561
                                                                   ------------
Insurance--3.1%
Allstate Corp.........................................      28,000      672,000
Berkshire Hathaway Inc.*..............................          38    2,131,800
Cincinnati Financial Corp.............................      65,100    2,030,306

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Shares       Value
                                                       ----------- ------------

COMMON STOCK (Continued)
FINANCE (Continued)

Insurance (Continued)
Jefferson-Pilot Corp..................................      12,500 $    853,125
PMI Group Inc.........................................      67,500    3,294,844
Xl Capital Limited....................................     101,200    5,249,750
                                                                   ------------
                                                                     14,231,825
                                                                   ------------
Savings And Loan--0.5%
Washington Mutual Inc.................................      79,924    2,078,024
                                                                   ------------
                                                                     38,794,361
                                                                   ------------
GENERAL BUSINESS--9.1%
Broadcasting--4.3%
Adelphia Communications Corp.*........................      20,500    1,345,313
AT&T Corp. Liberty & Media Group Class A*.............     175,650    9,968,137
Cablevision Systems Corp.*............................      22,500    1,698,750
Viacom Inc. Class A*..................................      66,000    3,988,875
Viacom Inc. Class B*..................................      48,500    2,931,219
                                                                   ------------
                                                                     19,932,294
                                                                   ------------
Business Services--3.1%
Autonation Inc. (Delaware)*...........................     195,600    1,809,300
Ecolab Inc............................................      27,000    1,056,375
Galileo International Inc.............................      32,500      972,969
Interpublic Group of Cos., Inc........................      28,600    1,649,862
Nokia Corp.* ADR......................................      28,000    5,320,000
Policy Management Systems Corp.*......................      33,300      851,231
Service Corp. International...........................     175,000    1,214,063
Young & Rubicam Inc...................................      22,000    1,556,500
                                                                   ------------
                                                                     14,430,300
                                                                   ------------
Communication Services--0.5%
MCI Worldcom Inc.*....................................      46,854    2,486,190
                                                                   ------------
Publishing--1.2%
Jostens Inc...........................................      91,600    2,227,025
Time Warner Inc.......................................      44,400    3,216,225
                                                                   ------------
                                                                      5,443,250
                                                                   ------------
                                                                     42,292,034
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999


                                                         Shares       Value
                                                       ----------- ------------

COMMON STOCK (Continued)
MISCELLANEOUS--4.5%
Conglomerates--1.1%
Agilent Technologies Inc.*............................      28,700 $  2,218,869
Textron Inc...........................................      36,900    2,829,769
                                                                   ------------
                                                                      5,048,638
                                                                   ------------
Mining--0.2%
Newmont Mining Corp...................................      36,000      882,000
                                                                   ------------
Miscellaneous--1.9%
CNF Transportation Inc................................      13,000      448,500
SLM Holding Corp......................................     194,800    8,230,300
                                                                   ------------
                                                                      8,678,800
                                                                   ------------
Non-Ferrous Metals--0.3%
Alcoa Inc.............................................      17,000    1,411,000
                                                                   ------------
Retail Grocery--0.5%
Albertson's Inc.......................................      70,000    2,257,500
                                                                   ------------
Retail Trade--0.5%
Circuit City Stores Inc...............................      19,700      887,731
Williams Sonoma Inc.*.................................      28,000    1,288,000
                                                                   ------------
                                                                      2,175,731
                                                                   ------------
                                                                     20,453,669
                                                                   ------------
TECHNOLOGY--12.8%
Aerospace--1.2%
Lockheed Martin Corp..................................      65,000    1,421,875
Raytheon Company Class B..............................      35,000      929,687
United Technologies Corp..............................      51,000    3,315,000
                                                                   ------------
                                                                      5,666,562
                                                                   ------------

Communication Services--0.2%
Newbridge Networks Corp*..............................      39,400      888,963
                                                                   ------------

Computers & Business Equipment--3.6%
Cadence Design Systems Inc.*..........................     167,200    4,012,800
Cisco Systems Inc.*...................................      25,100    2,688,838
Compaq Computer Corp..................................     103,000    2,787,437

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                         Shares       Value
                                                       ----------- ------------

COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Computers & Business Equipment (Continued)
Dell Computer Corp.*..................................      44,000 $  2,244,000
Hewlett Packard Co....................................      30,000    3,418,125
International Business Machines Corp..................      14,000    1,512,000
                                                                   ------------
                                                                     16,663,200
                                                                   ------------

Electronics--6.6%
Advanced Micro Devices Inc.*..........................      30,000      868,125
Applied Materials Inc.*...............................      59,500    7,537,906
Intel Corp............................................      36,000    2,963,250
KLA Instruments Corp.*................................      45,700    5,089,837
Lam Research Corp.*...................................      50,000    5,578,125
PE Corp...............................................      27,000    3,248,438
Teradyne Inc.*........................................      76,600    5,055,600
                                                                   ------------
                                                                     30,341,281
                                                                   ------------

Software--1.2%
Autodesk Inc..........................................      47,500    1,603,125
PeopleSoft Inc.*......................................     171,000    3,644,438
                                                                   ------------
                                                                      5,247,563
                                                                   ------------
                                                                     58,807,569
                                                                   ------------

TRANSPORTATION--0.1%
Railroads & Equipment--0.1%
Wisconsin Central Transportation Corp.*...............      25,600      344,000
                                                                   ------------

UTILITIES--3.3%
Electric Utilities--0.9%
American Electric Power Co., Inc......................      30,000      963,750
Cinergy Corp..........................................      45,000    1,085,625
Niagara Mohawk Holdings Inc.*.........................      69,500      968,656
Northeast Utilities...................................      61,200    1,258,425
                                                                   ------------
                                                                      4,276,456
                                                                   ------------

Gas & Pipeline Utilities--0.7%
Williams Cos., Inc....................................     102,200    3,123,487
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 1999

                                                        Shares       Value
                                                      ----------- ------------

COMMON STOCK (Continued)
UTILITIES (Continued)
Telephone--1.7%
AT&T Corp............................................      34,599 $  1,755,899
Sprint Corp..........................................      91,000    6,125,438
                                                                  ------------
                                                                     7,881,337
                                                                  ------------
                                                                    15,281,280
                                                                  ------------
TOTAL COMMON STOCK (cost $222,152,086)...............              293,597,199
                                                                  ------------

PREFERRED STOCK--0.2%
MISCELLANEOUS--0.2%
Miscellaneous--0.2%
Home Ownership Series***+ (cost $1,254,307)..........       1,250      993,080
                                                                  ------------
TOTAL INVESTMENT SECURITIES (cost $437,546,609)......              501,927,369
                                                                  ------------

                                                         Units
                                                      -----------

SHORT TERM INVESTMENTS--5.9%
State Street Bank Yield Enhanced Short Term
 Investment Fund (cost $27,212,533)..................  27,212,533   27,212,533
                                                                  ------------
TOTAL INVESTMENTS--(cost $464,759,142)--114.9%.......              529,139,902
Liabilities in excess of other assets--(14.9)%.......              (68,811,836)
                                                                  ------------
NET ASSETS--100.0%...................................             $460,328,066
                                                                  ============

*    Non-income producing security.
*** Security is restricted in accordance with Rule 144A under the Securities Act of 1933, which allows for the resale of such securities only to certain qualified buyers. The total cost and market value of Rule 144A securities owned at December 31, 1999 were $18,923,451 and $17,375,072, respectively.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
TBA To be announced (TBA) securities are purchased (sold) on a forward commitment basis with an approximate principal amount and no definite maturity date. The actual principal amount and maturity date will be determined upon settlement.
(A)  Variable rate security. The rate shown reflects rate currently in effect.
+    Portion of the security is segregated as collateral for TBA purchases.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                      Statement of Assets and Liabilities

                                                                  December 31,
                                                                      1999
                                                                 --------------
                             ASSETS
Investments, at value (cost $1,036,024,045)..................... $1,709,141,178
Cash............................................................        496,276
Receivable for investments sold.................................      2,097,367
Dividends and interest receivable...............................        886,915
Deferred registration fees......................................        102,989
Unrealized gain on open futures contracts.......................          8,050
Variation margin receivable.....................................          4,294
Other assets....................................................        145,588
                                                                 --------------
  Total assets..................................................  1,712,882,657
                                                                 --------------
                          LIABILITIES
Payable for investments purchased...............................        396,624
Payable for fund units redeemed.................................        692,829
Investment advisory fee payable.................................        723,329
State Street Bank and Trust Company--program fee payable........        267,492
Trustee, management and administration fees payable.............        100,991
American Bar Retirement Association--program fee payable........         59,067
Other accruals..................................................         32,981
                                                                 --------------
  Total liabilities.............................................      2,273,313
                                                                 --------------
Net assets (equivalent to $664.09 per unit based on 2,575,875 units outstanding)............................................. $1,710,609,344
                                                                 ==============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Statement of Operations

                                                                    For the
                                                                   year ended
                                                                  December 31,
                                                                      1999
                                                                  ------------
Investment Income
  Dividends (net of foreign tax expense of $81,202).............. $ 10,966,976
  Interest.......................................................    1,387,345
                                                                  ------------
    Total investment income......................................   12,354,321
                                                                  ------------
Expenses
  Investment advisory fee........................................    3,173,772
  State Street Bank and Trust Company -- program fee.............    3,066,589
  Trustee, management and administration fees....................    1,124,940
  American Bar Retirement Association -- program fee.............      649,376
  Reports to unitholders.........................................      255,932
  Legal and audit fees...........................................       95,110
  Registration fees..............................................      143,163
  Other expenses.................................................      116,207
                                                                  ------------
    Total expenses...............................................    8,625,089
  Program fee reimbursement from State Street Bank and Trust
   Company.......................................................      (27,662)
                                                                  ------------
    Net expenses.................................................    8,597,427
                                                                  ------------
Net investment income............................................    3,756,894
                                                                  ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain:
    Investments..................................................  198,709,094
    Futures contracts............................................       47,945
                                                                  ------------
                                                                   198,757,039
                                                                  ------------
  Change in net unrealized appreciation:
    Investments..................................................  234,768,433
    Futures contracts............................................        8,050
                                                                  ------------
                                                                   234,776,483
                                                                  ------------
    Net realized and unrealized gain on investments..............  433,533,522
                                                                  ------------
Net increase in net assets resulting from operations............. $437,290,416
                                                                  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets

                                                     For the year ended
                                                        December 31,
                                                ------------------------------
                                                     1998            1999
                                                --------------  --------------
From operations
  Net investment income........................ $    3,502,872  $    3,756,894
  Net realized gain on investments.............    106,649,097     198,757,039
  Net change in unrealized appreciation on
   investments.................................    252,196,120     234,776,483
                                                --------------  --------------
    Net increase in net assets resulting from
     operations................................    362,348,089     437,290,416
                                                --------------  --------------
From unitholder transactions
  Proceeds from units issued...................     78,220,996      93,489,737
  Cost of units redeemed.......................   (110,596,399)   (117,997,480)
                                                --------------  --------------
    Net decrease in net assets resulting from
     unitholder transactions...................    (32,375,403)    (24,507,743)
                                                --------------  --------------
     Net increase in net assets................    329,972,686     412,782,673
Net Assets
  Beginning of year............................    967,853,985   1,297,826,671
                                                --------------  --------------
  End of year.................................. $1,297,826,671  $1,710,609,344
                                                ==============  ==============
Number of units
  Outstanding--beginning of year...............      2,689,796       2,609,243
    Sold.......................................        183,069         174,683
    Redeemed...................................       (263,622)       (208,051)
                                                --------------  --------------
  Outstanding--end of year.....................      2,609,243       2,575,875
                                                ==============  ==============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                           For the period
                           January 2, 1992
                            (Commencement
                          of Operations) to                  For the year ended December 31,
                            December 31,    ------------------------------------------------------------------------
                                1992          1993      1994      1995      1996      1997       1998        1999
                          ----------------- --------  --------  --------  --------  --------  ----------  ----------
Investment income.......      $   3.20      $   3.16  $   3.48  $   3.88  $   5.07  $   4.15  $     4.27  $     4.67
Net expenses............         (1.45)        (1.52)    (1.60)    (1.88)    (2.22)    (2.60)      (2.96)      (3.25)
                              --------      --------  --------  --------  --------  --------  ----------  ----------
Net investment income...          1.75          1.64      1.88      2.00      2.85      1.55        1.31        1.42
Net realized and
 unrealized gain on
 investments............          3.00         12.99       .61     57.72     46.14     80.01      136.27      165.27
                              --------      --------  --------  --------  --------  --------  ----------  ----------
Net increase in unit
 value..................          4.75         14.63      2.49     59.72     48.99     81.56      137.58      166.69
Net asset value at
 beginning of period....        147.68        152.43    167.06    169.55    229.27    278.26      359.82      497.40
                              --------      --------  --------  --------  --------  --------  ----------  ----------
Net asset value at end
 of period..............      $ 152.43      $ 167.06  $ 169.55  $ 229.27  $ 278.26  $ 359.82  $   497.40  $   664.09
                              ========      ========  ========  ========  ========  ========  ==========  ==========
Ratio of net expenses to
 average net assets.....          1.01%***       .96%      .95%      .92%      .88%      .80%        .71%        .59%#
Ratio of net investment
 income to average net
 assets.................          1.22%***      1.03%     1.12%      .98%     1.13%      .48%        .32%        .26%
Portfolio turnover......            46%**         82%       59%       60%       64%       88%         46%         46%
Total return............          3.22%**       9.60%     1.49%    35.23%    21.37%    29.31%      38.24%      33.51%
Net assets at end of
 period (in thousands)..      $427,933      $471,398  $479,435  $637,834  $752,798  $967,854  $1,297,827  $1,710,609

--------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 **  Not annualized.
***  Ratio annualized.
  # After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to average net assets would have been .59% for the year ended December 31, 1999.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK--98.7%

BASIC INDUSTRIES--1.4%

Chemicals--0.5%
E.I. Du Pont de Nemours & Co..............................   5,500 $    362,312
Monsanto Co............................................... 230,700    8,218,687
Sterling Commerce Inc.*...................................   4,600      156,688
Valspar Corp..............................................   2,100       87,938
Waters Corp.*.............................................   3,400      180,200
                                                                   ------------
                                                                      9,005,825
                                                                   ------------

Gold--0.0%
Freeport-McMoran Copper & Gold Inc.*......................   8,000      169,000
                                                                   ------------

Paper--0.5%
Fort James Corp. ......................................... 106,812    2,923,978
Kimberly-Clark Corp.......................................  68,500    4,469,625
Smurfit Stone Container Corp.*............................  30,200      739,900
                                                                   ------------
                                                                      8,133,503
                                                                   ------------

Plastics--0.4%
Illinois Tool Works Inc...................................  97,500    6,587,344
                                                                   ------------
                                                                     23,895,672
                                                                   ------------

CAPITAL GOODS--6.2%

Construction & Mining Equipment--0.3%
Dover Corp................................................  97,100    4,405,913
                                                                   ------------

Electrical Equipment--5.4%
American Power Conversion Corp.*..........................   4,200      110,775
ASM Lithography Holdings NV* ADR..........................  39,200    4,459,000
Atmel Corp.*..............................................   5,600      165,550
Dentsply International Inc. ..............................   1,000       23,625
Emerson Electric Co.......................................  40,500    2,323,687
General Electric Co....................................... 545,700   84,447,075
Hubbell Inc...............................................  19,500      531,375
Millipore Corp............................................   2,600      100,425
Sanmina Corp.*............................................   3,400      339,575
                                                                   ------------
                                                                     92,501,087
                                                                   ------------

Homebuilders--0.0%
Clayton Homes Inc.........................................   1,200       11,025
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CAPITAL GOODS (Continued)

Industrial Machinery--0.5%
AES Corp.*................................................ 113,500 $  8,484,125
Thermo Electron Corp.*....................................   1,100       16,500
                                                                   ------------
                                                                      8,500,625
                                                                   ------------

Pollution Control--0.0%
Allied Waste Industries Inc.*.............................   6,200       54,638
Waste Management Inc......................................  34,652      595,581
                                                                   ------------
                                                                        650,219
                                                                   ------------
                                                                    106,068,869
                                                                   ------------
CONSUMER BASICS--20.5%
Drugs & Health Care--13.0%
Abbott Laboratories.......................................  55,500    2,015,344
Allergan Inc..............................................   7,600      378,100
Alza Corp.*...............................................  75,800    2,624,575
American Home Products Corp............................... 114,900    4,531,369
Amgen Inc.*............................................... 465,600   27,965,100
Andrx Corp.*..............................................   1,400       59,238
Astrazeneca Plc ADR....................................... 275,915   11,519,451
Bausch & Lomb Inc.........................................   1,400       95,813
Baxter International Inc..................................   3,500      219,844
Becton Dickinson & Co..................................... 111,000    2,969,250
Bergen Brunswig Corp......................................   3,900       32,419
Biogen Inc.*..............................................   8,500      718,250
Biomet Inc................................................   5,800      232,000
Bristol-Myers Squibb Co. ................................. 288,500   18,518,094
Cardinal Health Inc.......................................  15,320      733,445
Chiron Corp.*.............................................   2,800      118,650
Eli Lilly & Co............................................ 236,100   15,700,650
Forest Laboratories Inc.*.................................  58,400    3,587,950
Genetech Inc.*............................................  36,000    4,842,000
Genzyme Corp.*............................................   1,600       72,000
Guidant Corp.*............................................ 215,300   10,119,100
Health Management Associates Inc.*........................  12,875      172,203
Healthsouth Rehabilitation*...............................   2,800       15,050
ICN Pharmaceuticals Inc...................................   3,200       81,000
ICOS Corp.*...............................................   3,000       87,750
Immunex Corp.*............................................   4,300      470,850

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER BASICS (Continued)
Drugs & Health Care (Continued)
Johnson & Johnson......................................... 200,384 $ 18,660,760
Lincare Holdings Inc.*....................................   1,200       41,625
Manor Care Inc.*..........................................     900       14,400
Mckesson HBOC Inc.........................................   7,165      161,660
Medical Manager Corp.*....................................   1,600      134,800
Medimmune Inc.*...........................................   2,600      431,275
Medtronic Inc............................................. 114,764    4,181,713
Merck & Co., Inc.......................................... 229,600   15,397,550
Minimed Inc.*.............................................   1,200       87,900
Mylan Laboratories Inc....................................   6,700      168,756
Omnicare Inc.*............................................   2,600       31,200
Oxford Health Plans Inc.*.................................   3,300       41,869
Pacificare Health Systems*................................  42,300    2,241,900
Pfizer Inc................................................ 794,900   25,784,569
Pharmacia & Upjohn Inc.................................... 108,500    4,882,500
Schering-Plough Corp...................................... 201,900    8,517,656
Sepracor Inc.*............................................  31,900    3,164,081
St. Jude Medical Inc.*....................................   1,502       46,093
Stryker Corp..............................................   4,100      285,462
Sybron International Corp.*...............................   5,900      145,656
United Healthcare Corp....................................  50,300    2,672,187
Universal Health Services Inc.*...........................     400       14,400
VISX Inc.*................................................   3,200      165,600
Warner Lambert Co......................................... 326,100   26,719,819
Watson Pharmaceuticals Inc.*..............................   5,800      207,712
Wellpoint Health Networks Inc.*...........................     900       59,344
                                                                   ------------
                                                                    222,139,982
                                                                   ------------

Food & Beverages--2.9%
Bestfoods.................................................   8,100      425,756
Campbell Soup Co.......................................... 133,400    5,160,912
Coca Cola Co.............................................. 353,300   20,579,725
Coca Cola Enterprises Inc................................. 182,500    3,672,812
Flowers Industries Inc....................................     400        6,375
General Mills Inc.........................................  58,500    2,091,375
H.J. Heinz Co.............................................   5,100      203,044
Hershey Foods Corp........................................     700       33,250
Kellogg Co................................................ 202,600    6,242,612
Outback Steakhouse Inc.*..................................   3,400       88,188

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER BASICS (Continued)
Food & Beverages (Continued)
PepsiCo Inc............................................... 268,900 $  9,478,725
Quaker Oats Co............................................   3,500      229,687
Ralston Purina Co.........................................   3,700      103,138
Sara Lee Corp.............................................  45,500    1,003,844
Sysco Corp................................................  15,300      605,306
US Foodservice*...........................................   2,200       36,850
William Wrigley Jr. Co....................................   2,600      215,638
                                                                   ------------
                                                                     50,177,237
                                                                   ------------

Household Products--3.8%
Black & Decker Corp.......................................  45,600    2,382,600
Clorox Co................................................. 101,100    5,092,913
Colgate Palmolive Co...................................... 223,300   14,514,500
Corning Inc...............................................  13,500    1,740,656
Dial Corp.................................................   5,200      126,425
Gillette Co............................................... 264,000   10,873,500
Procter & Gamble Co....................................... 278,400   30,502,200
                                                                   ------------
                                                                     65,232,794
                                                                   ------------

Retail Grocery--0.5%
Albertson's Inc...........................................  94,000    3,031,500
Kroger Co.*............................................... 148,700    2,806,713
Safeway Inc.*.............................................  86,800    3,086,825
                                                                   ------------
                                                                      8,925,038
                                                                   ------------

Tobacco--0.3%
Philip Morris Cos., Inc................................... 228,300    5,293,706
Reynolds RJ Tobacco Holdings Inc..........................   2,000       35,250
UST Inc...................................................   4,000      100,750
                                                                   ------------
                                                                      5,429,706
                                                                   ------------
                                                                    351,904,757
                                                                   ------------
CONSUMER DURABLE GOODS--0.6%
Automobiles--0.0%
General Motors Corp.*.....................................   3,000      288,000
Harley Davidson Inc.......................................   8,400      538,125
                                                                   ------------
                                                                        826,125
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER DURABLE GOODS (Continued)

Auto Parts--0.2%
Danaher Corp..............................................   4,900 $    236,425
Delphi Automotive Systems Corp............................ 135,000    2,126,250
Gentex Corp.*.............................................   3,300       91,575
SPX Corp.*................................................   1,000       80,813
                                                                   ------------
                                                                      2,535,063
                                                                   ------------

Electrical Equipment--0.4%
Sony Corp. ADR............................................  22,500    6,406,875
                                                                   ------------

Household Appliances & Home Furnishings--0.0%
Maytag Corp...............................................   4,500      216,000
Westpoint Stevens Inc.....................................   2,300       40,250
                                                                   ------------
                                                                        256,250
                                                                   ------------
                                                                     10,024,313
                                                                   ------------
CONSUMER NON-DURABLES--7.1%
Apparel & Textiles--0.6%
American Eagle Outfitters Inc.*...........................   1,200       54,000
Cintas Corp...............................................   4,100      217,812
Intimate Brands Inc.......................................   2,100       90,563
Jones Apparel Group Inc.*.................................   5,900      160,038
Nike Inc. ................................................  79,100    3,920,394
Tommy Hilfiger Corp.*..................................... 145,400    3,389,637
VF Corp...................................................  55,900    1,677,000
Warnaco Group Inc.........................................     300        3,694
                                                                   ------------
                                                                      9,513,138
                                                                   ------------

Cosmetics & Toiletries--0.0%
Avon Products Inc.........................................  13,900      458,700
Estee Lauder Cos., Inc....................................   4,800      242,100
Revlon Inc.*..............................................   1,200        9,525
                                                                   ------------
                                                                        710,325
                                                                   ------------

Food & Beverages--0.0%
Pepsi Bottling Group Inc..................................   5,700       94,406
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER NON-DURABLE GOODS (Continued)

Household Products--0.1%
American Greetings Corp. .................................  69,200 $  1,634,850
Newell Rubbermaid Inc.....................................   2,080       60,320
                                                                   ------------
                                                                      1,695,170
                                                                   ------------

Liquor--0.5%
Anheuser Busch Cos., Inc. ................................ 122,200    8,660,925
                                                                   ------------

Miscellaneous--0.0%
Tootsie Roll Industries Inc...............................   1,442       47,496
Whitman Corp..............................................   1,800       24,187
                                                                   ------------
                                                                         71,683
                                                                   ------------

Retail Trade--5.7%
Abercrombie & Fitch Co.*..................................   5,700      152,119
Amazon.Com Inc.*..........................................   9,800      746,025
Autozone Inc.*............................................   2,400       77,550
Barnes & Noble Inc.*......................................   1,500       30,938
Bed Bath & Beyond Inc.*...................................  56,600    1,966,850
Best Buy Co., Inc.*.......................................   9,300      466,744
Circuit City Stores Inc................................... 128,800    5,804,050
Consolidated Stores Corp.*................................   2,850       46,313
Costco Wholesale Corp.*...................................  53,900    4,918,375
CVS Corp.................................................. 158,300    6,322,106
Dayton Hudson Corp.*......................................  70,000    5,140,625
Dollar General Corp.*.....................................   7,790      177,222
Dollar Tree Stores Inc.*..................................   3,550      171,953
Family Dollar Stores Inc..................................   8,300      135,394
Gap Inc. .................................................  36,037    1,657,702
Home Depot Inc............................................ 395,400   27,109,612
Kohls Corp.*..............................................   8,100      584,719
Limited Inc...............................................     632       27,374
Linens N Things Inc.*.....................................   2,300       68,137
Lowes Cos., Inc........................................... 102,900    6,148,275
Nordstrom Inc.............................................   1,200       31,425
Office Depot Inc.*........................................  16,550      181,016
Polo Ralph Lauren Corp.*..................................   1,200       20,475
Ross Stores Inc. .........................................   4,600       82,512
Saks Inc.*................................................   2,668       41,521
Staples Inc.*.............................................  25,650      532,237

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER NON-DURABLE GOODS (Continued)
Retail Trade (Continued)
Tiffany & Co..............................................   3,000 $    267,750
TJX Cos., Inc. ...........................................  71,400    1,459,237
Too Inc.*.................................................     790       13,628
Wal-Mart Stores Inc. ..................................... 426,100   29,454,162
Walgreen Co...............................................  55,400    1,620,450
Williams Sonoma Inc.*.....................................  36,000    1,656,000
                                                                   ------------
                                                                     97,112,496
                                                                   ------------

Toys & Amusements--0.2%
Hasbro Inc................................................ 160,050    3,050,953
Mattel Inc. ..............................................   9,240      121,275
                                                                   ------------
                                                                      3,172,228
                                                                   ------------
                                                                    121,030,371
                                                                   ------------
CONSUMER SERVICES--1.6%
Air Travel--0.2%
Sealed Air Corp.*.........................................  66,372    3,438,899
                                                                   ------------

Hotels & Restaurants--0.7%
Hilton Hotels Corp........................................  11,923      114,759
Marriott International Inc.*..............................   4,800      151,500
McDonald's Corp........................................... 279,300   11,259,281
Mirage Resorts Inc.*......................................     900       13,781
Sodexho Marriott Services Inc.............................   1,225       15,925
Starbucks Corp.*..........................................  10,500      254,625
Starwood Hotels & Resorts.................................   2,000       47,000
Tricon Global Restaurants Inc.*...........................   4,480      173,040
                                                                   ------------
                                                                     12,029,911
                                                                   ------------

Leisure Time--0.7%
Blockbuster Inc...........................................  49,500      662,063
Carnival Cruise Lines Inc.................................  81,000    3,872,812
Fox Entertainment Group Inc.*............................. 158,800    3,960,075
International Game Technology.............................   1,500       30,469
International Speedway Corp. .............................   1,100       55,413
Premier Parks Inc.*.......................................   3,200       92,400
SFX Entertainment Inc.*...................................   2,050       74,184
Walt Disney Company*......................................  76,400    2,234,700
                                                                   ------------
                                                                     10,982,116
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
CONSUMER SERVICES (Continued)
Publishing--0.0%
Harte-Hanks Communications Inc............................     600 $     13,050
Valassis Communications Inc.*.............................   4,400      185,900
                                                                   ------------
                                                                        198,950
                                                                   ------------
                                                                     26,649,876
                                                                   ------------

ENERGY--1.5%
Domestic Oil--0.6%
Apache Corp. .............................................   2,200       81,262
Devon Energy Corp.........................................   1,300       42,738
Dynegy Inc. ..............................................   1,500       36,469
Exxon Mobil Corp.*........................................ 112,744    9,082,938
Noble Affiliates Inc......................................     600       12,863
USX Marathon Group........................................  25,800      636,937
Vastar Resources Inc......................................     600       35,400
                                                                   ------------
                                                                      9,928,607
                                                                   ------------

Gas Exploration--0.3%
Anadarko Petroleum Corp...................................   2,200       75,075
BJ Services Co.*..........................................     300       12,544
Enron Corp. .............................................. 112,600    4,996,625
                                                                   ------------
                                                                      5,084,244
                                                                   ------------

International Oil--0.1%
Shell Transport & Trading Plc ADR.........................  44,000    2,167,000
                                                                   ------------

Petroleum Services--0.5%
Baker Hughes Inc. ........................................ 147,200    3,100,400
Conoco Inc................................................  75,000    1,856,250
Diamond Offshore Drilling Inc.............................   1,100       33,619
Ensco International Inc...................................   2,300       52,612
Global Marine Inc.*.......................................   1,300       21,613
Halliburton Co............................................  12,700      511,175
Nabors Industries Inc.*...................................   2,500       77,344
Noble Drilling Corp.*.....................................   3,000       98,250
Schlumberger Ltd. ADR.....................................  37,250    2,095,312
Smith International Inc.*.................................   1,000       49,687
Transocean Sedco Forex Inc.*..............................   7,211      242,921
                                                                   ------------
                                                                      8,139,183
                                                                   ------------
                                                                     25,319,034
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
FINANCE--6.0%
Banks--1.6%
Bank of America Corp...................................... 157,359 $  7,897,455
Bank of New York Co., Inc................................. 101,000    4,040,000
Bank One Corp............................................. 181,400    5,816,137
Fifth Third Bancorp.......................................  10,400      763,100
J.P. Morgan & Co., Inc....................................  15,500    1,962,687
MBNA Corp................................................. 239,300    6,520,925
National Commerce Bancorp.................................   4,600      104,363
Northern Trust Corp.......................................   5,300      280,900
Providian Financial Corp..................................   7,850      714,841
Synovus Financial Corp....................................   7,300      145,087
US Trust Corp.............................................     600       48,113
WestAmerica BanCorp.......................................   1,700       47,494
Zions Bancorp.............................................   2,400      142,050
                                                                   ------------
                                                                     28,483,152
                                                                   ------------

Financial Services--2.2%
American Express Corp.....................................  14,300    2,377,375
Ameritrade Holding Corp.*.................................   3,400       73,738
Associates First Capital Corp.............................  72,096    1,978,134
Capital One Financial Corp................................  98,200    4,732,012
Citigroup Inc............................................. 224,600   12,479,337
Concord EFS Inc.*.........................................  89,400    2,302,050
E Trade Group Inc.*.......................................   9,700      253,412
Freddie Mac Corp.......................................... 129,100    6,075,769
Federal Mogul Corp........................................  57,000    1,952,125
Federated Investors Inc...................................   5,800      116,363
Fannie Mae................................................   8,200      511,987
Goldman Sachs Group Inc...................................     200       18,838
Household International Inc...............................   3,300      122,925
Knight Trimark Group*.....................................   3,200      147,200
Waddell & Reed Financial Inc..............................   2,300       62,388
Wells Fargo & Company..................................... 107,500    4,347,031
                                                                   ------------
                                                                     37,550,684
                                                                   ------------

Insurance--1.9%
Aflac Inc.................................................   2,600      122,688
Allstate Corp.............................................  35,000      840,000
American International Group Inc.......................... 139,603   15,094,574

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
FINANCE (Continued)
Insurance (Continued)
Berkshire Hathaway Inc.*..................................      48 $  2,692,800
Cincinnati Financial Corp.................................  88,887    2,772,163
Equifax Inc...............................................   8,200      193,212
Jefferson-Pilot Corp......................................  15,000    1,023,750
PMI Group Inc.............................................  60,000    2,928,750
Progressive Corp..........................................     600       43,875
Xl Capital Limited........................................ 120,800    6,266,500
                                                                   ------------
                                                                     31,978,312
                                                                   ------------

Investment Companies--0.1%
Charles Schwab Corp.......................................  36,400    1,396,850
Franklin Resources Inc....................................   5,000      160,313
T. Rowe Price Associates Inc..............................   5,900      217,931
                                                                   ------------
                                                                      1,775,094
                                                                   ------------

Savings And Loan--0.2%
Washington Mutual Inc..................................... 111,316    2,894,216
                                                                   ------------
                                                                    102,681,458
                                                                   ------------
GENERAL BUSINESS--14.4%
Broadcasting--2.8%
Adelphia Communications Corp.*............................  27,234    1,787,231
AT&T Corp. Liberty & Media Group Class A*................. 266,896   15,146,348
Cablevision Systems Corp.*................................  30,600    2,310,300
CBS Corp.*................................................  24,400    1,560,075
Clear Channel Communications*............................. 133,873   11,948,165
Comcast Corp.*............................................  82,700    4,181,519
Cox Radio Inc.*...........................................   1,000       99,750
Hispanic Broadcasting Corp.*..............................   2,800      258,212
Liberty Digital Inc.*.....................................   1,600      118,800
Mediaone Group Inc.*......................................   7,100      545,369
TV Guide Inc.*............................................   3,000      129,000
UnitedGlobal.com, Inc.*...................................   3,800      268,375
USA Networks, Inc.*.......................................     400       22,100
Viacom Inc. Class A*......................................  74,000    4,472,375
Viacom Inc. Class B*......................................  75,700    4,575,119
                                                                   ------------
                                                                     47,422,738
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
GENERAL BUSINESS (Continued)

Business Services--7.9%
AC Nielsen Corp...........................................   1,900 $     46,788
Acxiom Corp.*.............................................   3,100       74,400
Affiliated Computer Services Inc.*........................   1,800       82,800
America Online Inc.*...................................... 426,412   32,167,455
Apollo Group Inc.*........................................   5,800      116,363
At Home Corp.*............................................   7,500      321,562
Automatic Data Processing Inc............................. 115,700    6,233,337
Autonation Inc. (Delaware)*............................... 252,400    2,334,700
BEA Systems Inc.*.........................................   8,800      615,450
Bisys Group Inc.*.........................................   2,400      156,600
Catalina Marketing Corp.*.................................     900      104,175
Checkfree Holdings Corp.*.................................   2,100      219,450
CMG Information Services Inc.*............................   4,200    1,162,875
CNET Inc.*................................................   2,400      136,200
Comdisco Inc..............................................     800       29,800
Convergys Corp.*..........................................   1,000       30,750
Covad Communications Group Inc.*..........................   3,000      167,813
Critical Path Inc.*.......................................     800       75,500
CSG Systems International Inc.*...........................   3,500      139,563
Doubleclick Inc.*.........................................   1,800      455,512
Earthlink Network Inc.*...................................   1,200       51,000
Ebay Inc.*................................................   1,600      200,300
Ecolab Inc................................................  39,600    1,549,350
Etoys Inc.*...............................................     300        7,875
Exodus Communications Inc.*...............................   9,400      834,837
First Data Corp...........................................   5,500      271,219
Fiserv Inc.*..............................................   7,300      279,681
Gartner Group Inc.*.......................................   3,800       57,950
GO.com*...................................................   3,020       71,914
H&R Block Inc.............................................   1,400       61,250
Healtheon Corp.*..........................................   1,000       37,500
IMS Health Inc............................................  17,900      486,656
InfoSpace.com, Inc.*......................................     800      171,200
Inktomi Corp.*............................................  25,400    2,254,250
Interpublic Group of Cos., Inc. ..........................  55,900    3,224,731
Lamar Advertising Co.*....................................   2,700      163,519
Lycos Inc.*...............................................   3,800      302,337
Manpower Inc. ............................................   1,800       67,725

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
GENERAL BUSINESS (Continued)
Business Services (Continued)
Marimba Inc.*.............................................     700 $     32,244
Mindspring Enterprises Inc.*..............................   2,000       52,813
Modis Professional Services Inc.*.........................   2,900       41,325
Network Solutions Inc.*...................................     700      152,294
Nokia Corp.* ADR.......................................... 237,377   45,101,630
Omnicom Group Inc.........................................   9,800      980,000
Paychex Inc............................................... 125,725    5,029,000
Policy Management Systems Corp.*..........................  40,700    1,040,394
Priceline.com Inc.*.......................................   1,700       80,538
Prodigy Communication Corp.*..............................   1,500       29,063
Psinet Inc.*..............................................   2,000      123,500
Qlogic Corp.*.............................................   2,300      367,712
Quintiles Transnational Corp.*............................ 179,400    3,352,537
Real Networks Inc.*.......................................   1,800      216,562
Republic Services Inc.*...................................   4,800       69,000
Robert Half International Inc.*...........................   5,650      161,378
Sabre Group Holdings Inc.*................................   2,100      107,625
Sapient Corp.*............................................   1,600      225,500
Service Corp. International............................... 211,500    1,467,281
Snyder Communications Inc.*...............................   3,000       57,750
Sotheby's Holdings Inc....................................   2,300       69,000
Starmedia Network Inc.*...................................     700       28,044
Stewart Enterprises Inc...................................   6,500       30,875
Sungard Data Systems Inc.*................................   5,800      137,750
Sylvan Learning Systems Inc.*.............................   1,800       23,400
Ticketmaster Online Citysearch*...........................   1,500       57,656
Time Warner Telecom Inc.*.................................   1,300       64,919
TMP Worldwide Inc.*.......................................   1,500      213,000
USWEB Corp.*..............................................   4,200      186,638
Ventiv Health Inc.*.......................................   3,200       29,400
Verio Inc.*...............................................   3,700      170,894
Verisign Inc.*............................................   4,200      801,937
Viad Corp.*...............................................   3,700      103,138
Vignette Corp.*...........................................   1,200      195,600
Whittman Hart Inc.*.......................................   2,600      139,425
Yahoo Inc.*...............................................  46,672   20,194,391
                                                                   ------------
                                                                    135,898,600
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)

GENERAL BUSINESS (Continued)

Communication Services--2.5%
Broadcom Corp.*...........................................   2,900 $    789,887
Cox Communications Inc.*..................................   4,239      218,309
Level 3 Communications Inc.*..............................  15,000    1,228,125
MCI Worldcom Inc.*........................................ 635,431   33,717,557
Nextel Communications Inc.*...............................  61,000    6,290,625
Univision Communications Inc.*............................   4,400      449,625
                                                                   ------------
                                                                     42,694,128
                                                                   ------------

Newspapers--0.0%
Dow Jones & Co., Inc......................................   1,100       74,800
                                                                   ------------

Office Furnishings & Supplies--0.0%
Avery Dennison Corp.......................................   4,900      357,087
Herman Miller Inc.........................................   4,600      105,800
Hon Industries Inc........................................     200        4,388
Ikon Office Solutions Inc.................................     500        3,406
                                                                   ------------
                                                                        470,681
                                                                   ------------

Publishing--1.2%
Jostens Inc...............................................  92,158    2,240,591
McGraw-Hill Inc...........................................   1,100       67,788
Meredith Corp.............................................   1,300       54,194
Reader's Digest Association Inc...........................   3,600      105,300
Time Warner Inc........................................... 245,500   17,783,406
Times Mirror Co...........................................   2,900      194,300
                                                                   ------------
                                                                     20,445,579
                                                                   ------------
                                                                    247,006,526
                                                                   ------------
MISCELLANEOUS--4.4%
Chemicals--0.0%
Cabot Corp................................................     400        8,150
                                                                   ------------
Conglomerates--2.2%
Agilent Technologies Inc.*................................  36,000    2,783,250
Cendant Corp.*............................................  19,176      509,363
Honeywell International Inc...............................  53,600    3,092,050
Textron Inc...............................................  50,200    3,849,712
Tyco International Ltd.................................... 666,000   25,890,750
W.R. Grace & Company*.....................................  64,500      894,937
                                                                   ------------
                                                                     37,020,062
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)

MISCELLANEOUS (Continued)

Construction Materials--0.0%
Fastenal Co...............................................   1,600 $     71,900
                                                                   ------------

Homebuilders--0.0%
Catellus Development Corp.*...............................   3,500       44,844
                                                                   ------------



Mining--0.1%
Newmont Mining Corp.......................................  46,000    1,127,000
                                                                   ------------

Miscellaneous--2.0%
Beckman Coulter Inc.......................................     800       40,700
BJ's Wholesale Club Inc.*.................................   1,700       62,050
Blyth Industries Inc.*....................................   2,100       51,581
Boston Properties Inc.....................................   3,600      112,050
CNF Transportation Inc....................................  17,300      596,850
Edwards J D & Company*....................................   2,800       83,650
Firstar Corp. (Wisconsin).................................  30,400      642,200
Galileo International Inc.................................  43,500    1,302,281
General Instrument Corp.*.................................   6,800      578,000
Global Telesystems Group Inc.*............................   9,300      322,013
Hearst Argyle Television Inc.*............................     600       15,975
Infinity Broadcasting Corp.*..............................   4,375      158,320
JDS Uniphase Corp.*....................................... 106,200   17,131,387
LHS Group Inc.*...........................................   1,100       27,019
Meritor Automotive Inc....................................     700       13,563
Nextlink Communications Inc.*.............................   4,000      332,250
Panamsat Corp.*...........................................   1,200       71,250
Primedia Inc.*............................................   3,600       59,400
Qwest Communications International Inc.*..................   6,760      290,680
R&B Falcon Corp.*.........................................   4,300       56,975
Servicemaster Company.....................................  16,000      197,000
SLM Holding Corp.......................................... 235,200    9,937,200
Teligent Inc.*............................................   1,200       74,100
Weatherford International Inc.*...........................     855       34,147
Young & Rubicam Inc.......................................  27,900    1,973,925
                                                                   ------------
                                                                     34,164,566
                                                                   ------------
Non-Ferrous Metals--0.1%
Alcoa Inc.................................................  20,000    1,660,000
                                                                   ------------
                                                                     74,096,522
                                                                   ------------


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)
TECHNOLOGY--32.8%
Aerospace--0.7%
Boeing Co..................................................  5,800 $    241,063
Computer Sciences Corp.*...................................  7,400      700,225
General Dynamics Corp...................................... 62,600    3,302,150
Lockheed Martin Corp....................................... 83,000    1,815,625
Raytheon Company Class B................................... 44,000    1,168,750
United Technologies Corp................................... 83,597    5,433,805
                                                                   ------------
                                                                     12,661,618
                                                                   ------------

Communication Services--0.5%
Applied Micro Circuits Corp.*..............................  2,800      356,300
Brocade Communications Systems Inc.*.......................    200       35,400
Copper Medium Term Note Networks Inc.......................    800       39,000
Echostar Communications Corp.*.............................  2,900      282,750
Ericsson LM Telefon Co. ADR................................ 50,000    3,284,375
Extreme Networks Inc.*.....................................  1,200      100,200
L 3 Communications Holding Corp.*..........................  1,100       45,787
Newbridge Networks Corp.*.................................. 47,100    1,062,694
Nortel Networks Corp....................................... 30,000    3,030,000
RCN Corp.*.................................................  2,300      111,550
Redback Networks Inc.*.....................................    200       35,500
Rhythms Netconnections Inc.*...............................  2,700       83,700
                                                                   ------------
                                                                      8,467,256
                                                                   ------------

Computers & Business Equipment--11.7%
3COM Corp.*................................................ 12,600      592,200
Apple Computer, Inc.*......................................    400       41,125

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Computers & Business Equipment (Continued)
Cabletron Systems Inc.*...................................   1,500 $     39,000
Ceridian Corp.*...........................................   7,500      161,719
Cisco Systems Inc.*....................................... 800,440   85,747,135
Citrix Systems Inc.*......................................   4,600      565,800
Compaq Computer Corp...................................... 187,700    5,079,631
Dell Computer Corp.*...................................... 428,200   21,838,200
Electronics for Imaging Inc.*.............................   3,100      180,187
EMC Corp.*................................................ 354,400   38,718,200
Gateway Inc.*.............................................   8,300      598,119
Hewlett Packard Co........................................  93,100   10,607,581
IBM Corp.................................................. 164,500   17,766,000
Ingram Micro Inc.*........................................   1,700       22,313
Legato Systems Inc.*......................................   4,500      309,656
Macromedia Inc.*..........................................   1,700      124,312
New Era Of Networks Inc.*.................................   1,300       61,913
Pitney Bowes Inc..........................................  13,900      671,544
Pixar*....................................................   1,500       53,063
Portal Software Inc.*.....................................     400       41,150
Quantum Corp.*............................................   1,500       22,687
Quantum Corp.*............................................   6,850       47,522
Rational Software Corp.*..................................   4,400      216,150
Seagate Technology*.......................................   3,400      158,312
Sun Microsystems Inc.*.................................... 173,300   13,419,919
Symantec Corp.*...........................................   1,900      111,388
Symbol Technologies Inc...................................   4,900      311,456
Tandy Corp................................................  10,700      526,306
Tech Data Corp.*..........................................   1,100       29,838
Unisys Corp.*.............................................  15,900      507,806
Xerox Corp................................................  36,600      830,362
                                                                   ------------
                                                                    199,400,594
                                                                   ------------
Electronics--13.2%
Adaptec Inc.*.............................................   4,200      209,475
ADC Telecommunications Inc.*..............................   7,500      544,219
Advanced Micro Devices Inc.*..............................  38,500    1,114,094
Altera Corp.*.............................................   9,800      485,713
Analog Devices Inc.*......................................   9,600      892,800
Applied Materials Inc.*................................... 183,900   23,297,831
Boston Scientific Corp.*..................................  15,300      334,688

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Electronics (Continued)
Ciena Corp.*..............................................   8,300 $    477,250
Comverse Technology Inc.*.................................   3,600      521,100
Conexant Systems Inc.*....................................   9,000      597,375
E Tek Dynamics Inc.*......................................   1,800      242,325
Electronic Data Systems Corp..............................   5,600      374,850
Intel Corp................................................ 578,848   47,646,426
Jabil Circuit Inc.*.......................................   2,400      175,200
KLA Instruments Corp.*....................................  61,500    6,849,562
Lam Research Corp.*.......................................  60,000    6,693,750
Lexmark International Group Inc.*.........................   7,000      633,500
Linear Technology Corp....................................   8,500      608,281
LSI Logic Corp.*..........................................   3,800      256,500
Lucent Technologies Inc................................... 586,702   43,892,643
Maxim Integrated Products Inc.*...........................  15,100      712,531
Microchip Technology Inc.*................................   2,900      198,469
Micron Technology Inc.*...................................   1,900      147,725
Molex Inc.................................................   1,400       79,363
Motorola Inc..............................................  83,300   12,265,925
Network Appliance Inc.*...................................   7,300      606,356
Novellus Systems Inc.*....................................   1,800      220,556
PE Corp...................................................  91,800   11,044,687
PMC Sierra Inc.*..........................................   3,300      529,031
Qualcomm Inc.*............................................ 159,600   28,109,550
Rambus Inc.*..............................................   1,000       67,438
RF Micro Devices Inc.*....................................   2,500      171,094
SCI Systems Inc.*.........................................   2,000      164,375
Scientific Atlanta Inc....................................   3,900      216,938
SDL Inc.*.................................................   1,200      261,600
Stmicroelectronics NV ADR.................................  45,000    6,814,687
Tellabs Inc.*.............................................  60,700    3,896,181
Teradyne Inc.*............................................ 110,600    7,299,600
Texas Instruments Inc..................................... 122,100   11,828,437
Vitesse Semiconductor Corp.*..............................   8,500      445,719
Xilinx Inc.*.............................................. 125,200    5,692,688
                                                                   ------------
                                                                    226,620,532
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software--6.7%
Adobe Systems Inc.........................................   6,800 $    457,300
Autodesk Inc..............................................  57,800    1,950,750
BMC Software Inc.*........................................  70,100    5,603,619
Cadence Design Systems Inc.*.............................. 207,100    4,970,400
Computer Associates International Inc.....................  23,000    1,608,562
Compuware Corp.*..........................................  17,100      636,975
Electronic Arts*..........................................   3,500      294,000
I2 Technologies Inc.*.....................................   1,800      351,000
Intuit*...................................................   7,100      425,556
Keane Inc.*...............................................   3,600      114,300
Microsoft Corp.*.......................................... 694,800   81,117,900
Networks Assocs Inc.*.....................................   4,350      116,091
Novell Inc.*..............................................  18,400      734,850
Oracle Corp.*.............................................  60,775    6,810,598
Parametric Technology Corp.*..............................  15,400      416,763
PeopleSoft Inc.*.......................................... 213,200    4,543,825
Shared Medical Systems Corp...............................   1,200       61,125
Siebel Systems Inc.*......................................   7,400      621,600
Solectron Corp.*..........................................  12,600    1,198,575
Sterling Software Inc.*...................................     500       15,750
Synopsys Inc.*............................................   3,300      220,275
Veritas Software Co.*.....................................  14,250    2,039,531
                                                                   ------------
                                                                    114,309,345
                                                                   ------------
                                                                    561,459,345
                                                                   ------------
TRANSPORTATION--0.0%
Miscellaneous--0.0%
Expeditores International of Washington Inc.*.............   2,700      118,294
                                                                   ------------

Railroads & Equipment--0.0%
Kansas City Southern Industries Inc.......................   6,200      462,675
Wisconsin Central Transportation Corp.*...................  25,700      345,344
                                                                   ------------
                                                                        808,019
                                                                   ------------

Trucking & Freight Forwarding--0.0%
Hertz Corp................................................     700       35,087
                                                                   ------------
                                                                        961,400
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                          Shares      Value
                                                          ------- -------------

COMMON STOCK (Continued)
UTILITIES--2.2%
Electric Utilities--0.3%
American Electric Power Co., Inc.........................  47,500 $   1,525,938
Calpine Corp.*...........................................   2,600       166,400
Cinergy Corp.............................................  54,000     1,302,750
Niagara Mohawk Holdings Inc.*............................  88,000     1,226,500
Northeast Utilities......................................  77,600     1,595,650
                                                                  -------------
                                                                      5,817,238
                                                                  -------------

Gas & Pipeline Utilities--0.3%
Cooper Cameron Corp.*....................................     300        14,681
Williams Cos., Inc....................................... 147,700     4,514,082
                                                                  -------------
                                                                      4,528,763
                                                                  -------------

Telephone--1.6%
Allegiance Telecom Inc.*.................................   3,400       313,650
Alltel Corp..............................................   5,600       463,050
American Tower Corp......................................   3,400       103,913
AT&T Corp................................................  44,608     2,263,856
Broadwing Inc.*..........................................   8,400       309,750
Comsat Corp..............................................     496         9,858
GTE Corp.................................................  50,000     3,528,125
McLeod Inc...............................................   6,500       382,687
Metromedia Fiber Network Inc.*...........................   4,600       220,512
NTL Inc.*................................................   5,675       707,956
SBC Communications Inc................................... 202,000     9,847,500
Sprint Corp.*............................................ 114,000     7,673,625
Sprint Corp.*............................................     850        87,125
US Cellular Corp.*.......................................     600        60,563
US West Inc..............................................  12,300       885,600
Voicestream Wireless Corp.*..............................   2,900       412,706
Western Wireless Corp.*..................................   3,100       206,925
Winstar Communications Inc.*.............................   1,400       105,350
                                                                  -------------
                                                                     27,582,751
                                                                  -------------
                                                                     37,928,752
                                                                  -------------
TOTAL COMMON STOCK (cost $1,015,773,203).................         1,689,026,895
                                                                  -------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                      Shares       Value
                                                    ---------- --------------


PREFERRED STOCK--0.1%

CONSUMER SERVICES--0.1%

Air Travel 0.1%
Sealed Air Corp. Preferred Convertible Series A
 (cost $1,830,562).................................     36,765 $    1,856,632
Real Estate Investment Trust--0.0%
MISCELLANEOUS--0.0%

Real Estate--0.0%

Meditrust--(cost $202,928).........................      7,327         40,299
                                                               --------------
TOTAL INVESTMENT SECURITIES (cost $1,017,806,693)..             1,690,923,826
                                                               --------------

                                                    Principal
                                                      Amount
                                                    ----------

GOVERNMENT AND AGENCIES--0.0%
US Treasury Bills 5.10% 4/6/2000+ (cost $118,368).. $  120,000        118,368
                                                               --------------

                                                      Units
                                                    ----------
SHORT TERM INVESTMENTS--1.1%
State Street Bank Yield Enhanced Short Term
 Investment Fund (cost $18,098,984)................ 18,098,984     18,098,984
                                                               --------------
TOTAL INVESTMENTS--(cost $1,036,024,045)--99.9%...............  1,709,141,178
Other assets less liabilities--.1%............................      1,468,166
                                                               --------------
NET ASSETS--100.0%............................................ $1,710,609,344
                                                               ==============

*    Non-income producing security.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
+    Collateral for margin requirements on open futures contracts.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1999
                                                                    ------------
                              ASSETS
Investments, at value:
  State Street Bank Russell 3000 Non-Lending Fund (cost
   $238,670,678 and units 17,829,433).............................  $293,472,464
Deferred registration fees........................................        19,738
Other assets......................................................        24,385
                                                                    ------------
  Total assets....................................................   293,516,587
                                                                    ------------
                           LIABILITIES
Payable for fund units redeemed...................................       369,597
State Street Bank and Trust Company--program fee payable..........        46,342
Trustee, management and administration fees payable...............        17,496
American Bar Retirement Association--program fee payable..........        10,233
Other accruals....................................................         3,690
                                                                    ------------
  Total liabilities...............................................       447,358
                                                                    ------------
Net assets (equivalent to $33.20 per unit based on 8,828,173 units outstanding).....................................................  $293,069,229
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                    December
                                                                       31,
                                                                      1999
                                                                   -----------
Investment Income
  Interest........................................................ $     4,389
                                                                   -----------
    Total investment income.......................................       4,389
                                                                   -----------
Expenses
  State Street Bank and Trust Company--program fee................     527,942
  Trustee, management and administration fees.....................     193,654
  American Bar Retirement Association--program fee................     112,186
  Legal and audit fees............................................      15,336
  Reports to unitholders..........................................      41,266
  Registration fees...............................................      23,464
  Other expenses..................................................      18,737
                                                                   -----------
    Total expenses................................................     932,585
  Program fee reimbursement from State Street Bank and Trust
   Company........................................................      (4,633)
                                                                   -----------
    Net expenses..................................................     927,952
                                                                   -----------
  Net investment loss.............................................    (923,563)
                                                                   -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................  25,427,923
  Change in net unrealized appreciation on investments............  28,128,612
                                                                   -----------
    Net realized and unrealized gain on investments...............  53,556,535
                                                                   -----------
Net increase in net assets resulting from operations.............. $52,632,972
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
From operations
  Net investment loss.............................. $   (378,963) $   (923,563)
  Net realized gain on investments.................   51,880,766    25,427,923
  Net change in unrealized appreciation on
   investments.....................................  (13,345,132)   28,128,612
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   38,156,671    52,632,972
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units sold.........................   38,720,832    47,200,325
  Cost of units redeemed...........................  (20,262,917)  (17,087,797)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   18,457,915    30,112,528
                                                    ------------  ------------
     Net increase in net assets....................   56,614,586    82,745,500
Net Assets
  Beginning of year................................  153,709,143   210,323,729
                                                    ------------  ------------
  End of year...................................... $210,323,729  $293,069,229
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    6,971,219     7,745,510
    Sold...........................................    1,631,560     1,648,495
    Redeemed.......................................     (857,269)     (565,832)
                                                    ------------  ------------
  Outstanding--end of year.........................    7,745,510     8,828,173
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

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                             For the
                             period
                            April 30,
                              1994
                          (Commencement
                               of
                           Operations)
                           to December       For the year ended December 31,
                               31,      -------------------------------------------------
                              1994       1995      1996      1997       1998       1999
                          ------------- -------   -------  --------   --------   --------
Investment income.......     $   --     $   .02   $   .28  $    .08   $    .09   $    .00**
Net expenses............        (.04)      (.08)     (.11)     (.12)      (.14)      (.11)
                             -------    -------   -------  --------   --------   --------
Net investment income
 (loss).................        (.04)      (.06)      .17      (.04)      (.05)      (.11)
Net realized and
 unrealized gain on
 investments............         .39       3.68      2.72      5.23       5.15       6.16
                             -------    -------   -------  --------   --------   --------
Net increase in unit
 value..................         .35       3.62      2.89      5.19       5.10       6.05
Net asset value at
 beginning of period....       10.00      10.35     13.97     16.86      22.05      27.15
                             -------    -------   -------  --------   --------   --------
Net asset value at end
 of period..............     $ 10.35    $ 13.97   $ 16.86  $  22.05   $  27.15   $  33.20
                             =======    =======   =======  ========   ========   ========
Ratio of net expenses to
 average net assets.....         .94 %#     .68 %     .69%      .62 %      .57 %      .37 %++
Ratio of net investment
 income (loss) to
 average net assets.....        (.94)%#    (.52)%    1.15%     (.22)%     (.20)%     (.37)%
Portfolio turnover***...          54 %+     132 %      17%       11 %       94 %      112 %
Total return............        3.50 %+   34.98 %   20.68%    30.78 %    23.13 %    22.28 %
Net assets at end of
 period (in thousands)..     $11,662    $48,020   $82,881  $153,709   $210,324   $293,069

--------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 **  Zero amounts round to less than .005 per unit.
*** Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investments funds.
  #  Ratios annualized.
  +  Not annualized.
 ++ After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to average net assets would have been .37% for the year ended December 31, 1999.


    The accompany notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                      Statement of Assets and Liabilities

                                                                   December 31,
                                                                       1999
                                                                   ------------
                              ASSETS
Investments, at value:
  PIMCO Total Return Fund (cost $94,290,664 and shares 8,952,927). $ 88,633,964
  Barclays Global Investors Bond Index Fund
   (cost $44,939,592 and shares 4,640,841)........................   42,463,699
Receivable for fund units sold....................................    3,232,613
Deferred registration fees........................................        8,759
Other assets......................................................       13,250
                                                                   ------------
    Total assets..................................................  134,352,285
                                                                   ------------
                           LIABILITIES
Payable for investments purchased.................................    3,232,613
State Street Bank and Trust Company--program fee payable..........       21,271
Trustee, management and administration fees payable...............        8,029
American Bar Retirement Association--program fee payable..........        4,697
Other accruals....................................................        2,874
                                                                   ------------
    Total liabilities.............................................    3,269,484
                                                                   ------------
Net assets (equivalent to $12.80 per unit based on 10,239,307 units outstanding)............................................... $131,082,801
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                            Statement of Operations

                                                                   For the year
                                                                      ended
                                                                   December 31,
                                                                       1999
                                                                   ------------
Investment Income
  Dividends....................................................... $ 8,016,182
  Interest........................................................       2,385
                                                                   -----------
    Total investment income.......................................   8,018,567
                                                                   -----------
Expenses
  State Street Bank and Trust Company--program fee................     277,879
  Trustee, management and administration fees.....................     101,837
  American Bar Retirement Association--program fee................      58,937
  Reports to unitholders..........................................      21,679
  Legal and audit fees............................................       8,056
  Registration fees...............................................      14,107
  Other expenses..................................................       9,842
                                                                   -----------
    Total expenses................................................     492,337
  Program fee reimbursement from State Street Bank and Trust
   Company........................................................      (2,512)
                                                                   -----------
    Net expenses..................................................     489,825
                                                                   -----------
Net investment income.............................................   7,528,742
                                                                   -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized loss...............................................    (619,123)
  Change in net unrealized appreciation...........................  (8,791,561)
                                                                   -----------
    Net realized and unrealized loss on investments...............  (9,410,684)
                                                                   -----------
Net decrease in net assets resulting from operations.............. $(1,881,942)
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
From operations
  Net investment income............................ $  9,093,663  $  7,528,742
  Net realized gain (loss) on investments..........      355,688      (619,123)
  Net change in unrealized appreciation on
   investments.....................................     (222,651)   (8,791,561)
                                                    ------------  ------------
    Net increase (decrease) in net assets resulting
     from operations...............................    9,226,700    (1,881,942)
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   50,559,632    32,395,279
  Cost of units redeemed...........................  (14,653,506)  (27,297,845)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   35,906,126     5,097,434
                                                    ------------  ------------
     Net increase in net assets....................   45,132,826     3,215,492
Net Assets
  Beginning of year................................   82,734,483   127,867,309
                                                    ------------  ------------
  End of year...................................... $127,867,309  $131,082,801
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    6,945,554     9,847,223
    Sold...........................................    4,070,913     2,518,207
    Redeemed.......................................   (1,169,244)   (2,126,123)
                                                    ------------  ------------
  Outstanding--end of year.........................    9,847,223    10,239,307
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

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                           For the period
                          September 5, 1995
                           (Commencement)
                          of Operations) to  For the year ended December 31,
                            December 31,    ------------------------------------
                                1995         1996     1997      1998      1999
                          ----------------- -------  -------  --------  --------
Investment income.......       $   .34      $   .67  $   .97  $   1.12  $    .78
Net expenses+...........          (.02)        (.06)    (.07)     (.06)     (.05)
                               -------      -------  -------  --------  --------
Net investment income...           .32          .61      .90      1.06       .73
Net realized and
 unrealized gain (loss)
 on investments.........           .26         (.30)     .12       .02      (.92)
                               -------      -------  -------  --------  --------
Net increase (decrease)
 in unit value..........           .58          .31     1.02      1.08      (.19)
Net asset value at
 beginning of period....         10.00        10.58    10.89     11.91     12.99
                               -------      -------  -------  --------  --------
Net asset value at end
 of period..............       $ 10.58      $ 10.89  $ 11.91  $  12.99  $  12.80
                               =======      =======  =======  ========  ========
Ratio of net expenses to
 average net assets+ ...           .69%**       .58%     .57%      .52%      .37%++
Ratio of net investment
 income to average net
 assets.................          9.17%**      5.82%    7.93%     8.50%     5.71%
Portfolio turnover***...             2%****      22%      14%       17%       22%
Total return............          5.80%****    2.93%    9.37%     9.07%   (1.46)%
Net assets at end of
 period (in thousands)..       $36,457      $49,612  $82,734  $127,867  $131,083

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  **  Ratios annualized.
 *** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather then the turnover of the underlying portfolios of such registered investment companies.
****  Not annualized.
   + The registered investment companies in which the Fund invests pay asset management and administration fees to their investment advisors. These fees are not included in per-unit expenses or the ratio of expenses to average net assets.
  ++ After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to average net assets would have been .37% for the year ended December 31, 1999.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1999
                                                                    ------------
                              ASSETS
T. Rowe Price International Stock Fund, at value (cost $93,274,373 and shares 5,579,701)............................................  $106,181,718
Receivable for fund units sold....................................       104,749
Deferred registration fees........................................        30,242
Other assets......................................................         8,611
                                                                    ------------
  Total assets....................................................   106,325,320
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................       104,749
State Street Bank and Trust Company--program fee payable..........        16,248
Trustee, management and administration fees payable...............         6,135
American Bar Retirement Association--program fee payable..........         3,588
Other accruals....................................................         1,574
                                                                    ------------
  Total liabilities...............................................       132,294
                                                                    ------------
Net assets (equivalent to $28.27 per unit based on 3,756,167 units outstanding).....................................................  $106,193,026
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Statement of Operations

                                                                      For the
                                                                    year ended
                                                                     December
                                                                        31,
                                                                       1999
                                                                    -----------
Investment Income
  Dividends........................................................ $ 5,433,447
  Interest.........................................................       1,550
                                                                    -----------
    Total investment income........................................   5,434,997
                                                                    -----------
Expenses
  State Street Bank and Trust Company--program fee.................     169,009
  Trustee, management and administration fees......................      61,986
  American Bar Retirement Association--program fee.................      35,750
  Reports to unitholders...........................................      12,774
  Legal and audit fees.............................................       4,747
  Registration fees................................................       7,667
  Other expenses...................................................       5,799
                                                                    -----------
    Total expenses.................................................     297,732
                                                                    -----------
  Fee reimbursements:
   Investment management fee.......................................     (80,569)
   State Street Bank and Trust Company--program fee................      (1,636)
                                                                    -----------
    Total fee reimbursements.......................................     (82,205)
                                                                    -----------
    Net expenses...................................................     215,527
                                                                    -----------
  Net investment income............................................   5,219,470
                                                                    -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain................................................  11,241,233
  Change in net unrealized appreciation............................  11,182,181
                                                                    -----------
    Net realized and unrealized gain on investments................  22,423,414
                                                                    -----------
Net increase in net assets resulting from operations............... $27,642,884
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                   ---------------------------
                                                       1998          1999
                                                   ------------  -------------
From operations
  Net investment income........................... $  2,366,365  $   5,219,470
  Net realized gain on investments................      551,557     11,241,233
  Net change in unrealized appreciation on
   investments....................................    6,705,700     11,182,181
                                                   ------------  -------------
    Net increase in net assets resulting from
     operations...................................    9,623,622     27,642,884
                                                   ------------  -------------
From unitholder transactions
  Proceeds from units issued......................   79,948,229    167,249,852
  Cost of units redeemed..........................  (78,993,818)  (158,274,690)
                                                   ------------  -------------
    Net increase in net assets resulting from
     unitholder transactions......................      954,411      8,975,162
                                                   ------------  -------------
     Net increase in net assets...................   10,578,033     36,618,046
Net Assets
  Beginning of year...............................   58,996,947     69,574,980
                                                   ------------  -------------
  End of year..................................... $ 69,574,980  $ 106,193,026
                                                   ============  =============
Number of units
  Outstanding--beginning of year..................    3,239,192      3,302,529
    Sold..........................................    4,046,808      7,477,325
    Redeemed......................................   (3,983,471)    (7,023,687)
                                                   ------------  -------------
  Outstanding--end of year........................    3,302,529      3,756,167
                                                   ============  =============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                       Selected Per-Unit Data and Ratios#

                (For a unit outstanding throughout the period)*

                           For the period
                            September 5,
                                1995
                          (Commencement of
                           Operations) to   For the year ended December 31,
                            December 31,    ---------------------------------------
                                1995         1996     1997       1998        1999
                          ----------------  -------  -------    -------    --------
Investment income.......      $   .49       $   .70  $  1.11    $   .80    $   1.52
Net expenses+...........         (.03)         (.10)    (.09)      (.08)       (.06)
                              -------       -------  -------    -------    --------
Net investment income...          .46           .60     1.02        .72        1.46
Net realized and
 unrealized gain (loss)
 on investments.........         (.09)         1.83     (.61)      2.14        5.74
                              -------       -------  -------    -------    --------
Net increase in unit
 value..................          .37          2.43      .41       2.86        7.20
Net asset value at
 beginning of period....        15.00         15.37    17.80      18.21       21.07
                              -------       -------  -------    -------    --------
Net asset value at end
 of period..............      $ 15.37       $ 17.80  $ 18.21    $ 21.07    $  28.27
                              =======       =======  =======    =======    ========
Ratio of net expenses to
 average net assets+....          .57%**        .59%     .47%++     .38%++      .27%++
Ratio of net investment
 income to average net
 assets.................         9.20%**       3.58%    5.41%      3.63%       6.47%
Portfolio turnover***...            4%****       73%     101%       122%        199%
Total return............         2.47%****    15.81%    2.30%     15.71%      34.17%
Net assets at end of
 period (in thousands)..      $10,849       $33,268  $58,997    $69,575    $106,193

--------
   * Calculations prepared using the monthly average number of units outstanding during the period.
  **  Ratios annualized.
 *** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather then the turnover of the underlying portfolio of the registered investment company.
****  Not annualized.
   + The registered investment company in which the Fund invests pays asset management and administration fees to its advisor. This fee is not included in per-unit expenses or the ratio of expenses to average net assets.
  ++ After reimbursement of expenses by State Street Bank and Rowe Price-Fleming International as described in Note 3 of Notes to Financial statements. Had State Street Bank and Rowe Price-Fleming International not undertaken such action the annualized ratio of net expenses to average net assets would have been .54%, .48% and .37% for the years ended December 31, 1997, 1998 and 1999, respectively.
   # Certain reclassifications were made to the prior period selected per-unit data and ratios to conform to current year presentation.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                      Statement of Assets and Liabilities

                                                                   December 31,
                                                                       1999
                                                                   ------------
                              ASSETS
Investments, at value (cost $710,925,988)......................... $710,925,988
Deferred registration fees........................................       47,370
Other assets......................................................       86,300
                                                                   ------------
  Total assets....................................................  711,059,658
                                                                   ------------
                           LIABILITIES
Payable for fund units redeemed...................................    1,343,907
State Street Bank and Trust Company--program fee payable..........      113,941
Trustee, management and administration fees payable...............       43,014
American Bar Retirement Association--program fee payable..........       25,160
Other accruals....................................................       17,852
                                                                   ------------
  Total liabilities...............................................    1,543,874
                                                                   ------------
Net assets (equivalent to $1.00 per unit based on 709,515,784 units outstanding)............................................... $709,515,784
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                    December
                                                                       31,
                                                                      1999
                                                                   -----------
Investment Income
  Interest........................................................ $40,688,524
                                                                   -----------
    Total investment income.......................................  40,688,524
                                                                   -----------
Expenses
  State Street Bank and Trust Company--program fee................   1,459,790
  Trustee, management and administration fees.....................     535,914
  American Bar Retirement Association--program fee................     308,354
  Reports to unitholders..........................................     124,379
  Legal and audit fees............................................      46,222
  Registration fees...............................................      77,508
  Other expenses..................................................      56,473
                                                                   -----------
    Total expenses................................................   2,608,640
  Program fee reimbursement from State Street Bank and Trust
   Company........................................................     (16,397)
                                                                   -----------
    Net expenses..................................................   2,592,243
                                                                   -----------
Net investment income and net increase in net assets resulting from operations.................................................. $38,096,281
                                                                   ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
From operations
  Net investment income and net increase in net
   assets resulting from operations................ $ 35,236,214  $ 38,096,281
                                                    ------------  ------------
From unitholder transactions (at $1.00 per unit):
  Proceeds from units issued.......................  189,755,231   243,942,391
  Distributions of net investment income...........  (35,236,214)  (38,096,281)
  Units issued in connection with reinvestment of
   net investment income...........................   35,236,214    38,096,281
  Cost of units redeemed........................... (179,565,107) (252,514,047)
                                                    ------------  ------------
  Net increase (decrease) in net assets resulting
   from unitholder transactions....................   10,190,124    (8,571,656)
                                                    ------------  ------------
   Net increase in net assets......................   45,426,338    29,524,625
Net Assets
  Beginning of year................................  634,564,821   679,991,159
                                                    ------------  ------------
  End of year...................................... $679,991,159  $709,515,784
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

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Selected Per-Unit Data and Ratios
                (for a unit outstanding throughout the period)*

                           For the period                            For the
                          December 5, 1991                            year
                           (Commencement                              ended
                           of Operations)                           December
                                 to                                    31,
                            December 31,   ------------------------------------------------------------------------------
                                1991         1992      1993      1994      1995      1996      1997      1998      1999
                          ---------------- --------  --------  --------  --------  --------  --------  --------  --------
Investment income.......      $   .004     $   .042  $   .035  $   .043  $   .061  $   .058  $   .060  $   .060  $   .060
Net expenses............         (.000)       (.008)    (.008)    (.007)    (.007)    (.007)    (.007)    (.006)    (.004)
                              --------     --------  --------  --------  --------  --------  --------  --------  --------
Net investment income...          .004         .034      .027      .036      .054      .051      .053      .054      .056
Reinvestment of net
 investment income......         (.004)       (.034)    (.027)    (.036)    (.054)    (.051)    (.053)    (.054)    (.056)
                              --------     --------  --------  --------  --------  --------  --------  --------  --------
Net asset value at
 beginning and end of
 period.................      $   1.00     $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                              ========     ========  ========  ========  ========  ========  ========  ========  ========
Ratio of net expenses to
 average net assets.....           --           .79%      .75%      .73%      .73%      .68%      .68%      .61%      .37%**
Ratio of net investment
 income to average net
 assets.................           --          3.45%     2.77%     3.55%     5.32%     5.15%     5.38%     5.44%     5.50%
Net assets at end of
 period (in thousands)..      $560,334     $589,882  $509,905  $491,979  $630,208  $634,763  $634,565  $679,991  $709,516

--------
* Calculations prepared using the monthly average number of units outstanding during the period.
** After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to average net assets would have been .38% for the year ended December 31, 1999.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 1999

                                                                    Value
                                                                --------------
UNITS OF COLLECTIVE INVESTMENT FUND

State Street Bank ABA Members/Pooled Stable Asset Fund Trust
 ("SAFT") (Units 710,925,988) (a)..............................  $710,925,988
                                                                 ------------

TOTAL INVESTMENTS (cost $710,925,988) 100.2%...................   710,925,988

LIABILITIES IN EXCESS OF OTHER ASSETS (.2)%....................    (1,410,204)
                                                                 ------------

NET ASSETS 100.0%..............................................  $709,515,784
                                                                 ============
--------
(a) SAFT holds the following investments:

                                               Effective annual Investments at
                                               percentage rate  Contract Value
                                                     1999          (Note 2)
                                               ---------------- --------------
Investment Contracts 49.02%

Continental Assurance Company
 4 Investment Contracts
 (Maturities ranging from April 28, 2000 to
 December 31, 2002)...........................    6.00-7.32%     $ 17,045,184

GE Life & Annuity Assurance Co.
 7 Investment Contracts, Indexed
 (Maturities ranging from February 28, 2000 to
 February 28, 2003 and upon funds request)....    6.03-7.10        44,826,255

John Hancock Mutual Life Insurance Company
 3 Investment Contracts
 (Maturities ranging from May 31, 2000 to
 November 30, 2002)...........................    6.03-7.00        20,512,771

Metropolitan Life Insurance Company
 2 Investment Contracts
 (Maturities ranging from February 28, 2000 to
 March 14, 2003)..............................    5.94-6.37        18,883,805

Monumental Life Insurance Company
 6 Investment Contracts
 (Maturities ranging from January 31, 2000 to
 December 15, 2003)...........................    6.67-7.22        25,687,573

New York Life Asset Management
 8 Investment Contracts
 (Maturities ranging from January 15, 2000 to
 September 2, 2003)...........................    6.02-6.93        40,640,903

Pacific Life Insurance Company
 1 Investment Contract, Indexed
 (Maturities ranging from July 31, 2001 to
 January 31, 2002)............................    6.05-6.91        12,517,261

Principal Life Insurance Company
 10 Investment Contracts
 (Maturities ranging from January 19, 2000 to
 August 1, 2003)..............................    5.73-7.23        69,905,844

Protective Life Insurance Company
 3 Investment Contracts
 (Maturities ranging from July 31, 2000 to
 July 31, 2003)...............................    5.42-6.10        25,286,745



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 1999

                                              Effective annual Investments at
                                              percentage rate  Contract Value
                                                    1999          (Note 2)
                                              ---------------- --------------
Investment Contracts (Continued)
Prudential Asset Management
 1 Investment Contract
 (Matures January 31, 2000)..................    6.02-6.71%     $ 3,243,239

Sun Life of Canada
 2 Investment Contracts
 (Maturities ranging from March 31, 2000 to
 April 31, 2001).............................    6.82-6.87       16,543,403

Transamerica Occidental Life Insurance
 Company
 4 Investment Contracts
 (Maturities ranging from February 28, 2000
 to September 30, 2002)......................    6.25-7.24       22,376,424

Travelers Insurance Company
 4 Investment Contracts
 (Maturities ranging from May 1, 2000 to
 October 31, 2003)...........................    5.78-6.85       33,302,349
                                                                -----------

Total Investment Contracts (Cost
 $350,771,756)...............................                   350,771,756
                                                                -----------

Synthetic Investment Contracts 11.27%*

CDC Investment Management
 2 Investment Contracts
 (Maturities ranging from February 15, 2000
 to September 15, 2003)......................    6.42-6.87       12,921,742

 Underlying Securities:
 Bank of New York Cash Reserve
 Units 393,886, value $393,886

 FHLMC REMIC, 7.00%, 2/25/18,
  Principal $727,817
  Value $726,354

 Arcadia Automobile Receivables, 7.20%,
  6/15/07,
  Principal $7,249,688
  Value $7,244,323

 FNMA Pool, 6.625%, 6/1/27,
  Principal $1,869,605
  Value $1,912,251

    Total value of underlying securities
    $10,276,814
    Value of investment contract $2,644,928

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 1999

                                                Effective annual Investments at
                                                percentage rate  Contract Value
                                                      1999          (Note 2)
                                                ---------------- --------------
Synthetic Investment Contracts (Continued)

Chase Manhattan Bank
 1 Investment Contract
 (Maturities ranging from January 18, 2000 to
  May 15, 2001)................................         6.28%     $10,025,970

 Underlying Security:
  Ford Credit Auto Owner, 6.20%, 4/15/02,
  Principal $10,000,000
  Value $10,003,100
  Interest receivable $51,667
  Total value of underlying security
   $10,054,767
  Value of investment contract ($28,797)

Deutsche Bank AG
 1 Investment Contract
 (Maturities ranging from January 15, 2000 to
  January 15, 2008)............................         5.97        4,832,681

 Underlying Security:
  Prudential Securities, 6.074%, 1/15/08,
  Principal $4,805,263
  Value $4,593,494
  Interest receivable $24,323
  Total value of underlying security $4,617,817
  Value of investment contract $214,864

Morgan Guaranty Trust Company
 2 Investment Contracts
 (Maturities ranging from January 18, 2000 to
  September 15, 2001)..........................    6.51-7.06       11,902,775

 Underlying Securities:
  Advanta Credit Card Master Trust, 6.24%,
   11/15/03,
  Principal $6,553,000
  Value $6,553,000

  Capital Auto Receivables Asset, 6.30%,
   5/15/04,
  Principal $3,500,000
  Value $3,481,380
  Interest receivable $36,552

    Total value of underlying securities
     $10,070,932
    Value of investment contract $1,831,843



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 1999

                                               Effective annual Investments at
                                               percentage rate  Contract Value
                                                     1999          (Note 2)
                                               ---------------- --------------
Synthetic Investment Contracts (Continued)
Rabobank Nederland NV
 1 Investment Contract+.......................      6.40-6.52%   $ 20,542,588

 Underlying Security:
  State Street Bank Asset Backed Index Fund
  Units 1,655,645
  Value of underlying security $20,258,472
  Value of investment contract $284,116

Union Bank of Switzerland
 3 Investment Contracts
 (Maturities ranging from January 15, 2000 to
 October 15, 2004)............................      5.85-7.07      20,433,634

 Underlying Securities:
  Advanta Credit Card, 6.0%, 11/15/05,
  Principal $11,350,000
  Value $11,108,813

  Distribution Financial Services, 5.84%,
   10/17/11,
  Principal $5,000,000
  Value $4,912,095
  Fleet Credit Card Master Trust, 6.9%,
   4/16/07,
  Principal $4,225,000
  Interest receivable $83,025
  Value $4,224,324

    Total value of underlying securities
     $20,328,257
    Value of investment contract $105,377
                                                                 ------------
Total Synthetic Investment Contracts (Cost
 $80,659,390).................................                     80,659,390
                                                                 ------------


                                                                  Amortized
                                                     Cost           Value
                                               ---------------- --------------
Short Term Investments 39.71%

State Street Bank
 Yield Enhanced Short Term Investment Fund--
  284,047,664 units...........................   $284,047,664     284,047,664
                                                                 ------------
Total Investments (Cost $715,478,810).........                   $715,478,810
                                                                 ============

--------
 * Synthetic investment contracts represent individual assets placed in a trust with ownership by the fund and a third party issues a wrapper contract that provides that holders can, and must execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
** Stable Asset Return Fund holds 99.36% of State Street Bank ABA Members/Pooled Stable Asset Fund Trust.
 + Represents evergreen contract with periodic resets of crediting rate with no stated book value maturity.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1999
                                                                    ------------
                              ASSETS
Investments, at value (cost $149,966,954).........................  $177,726,928
Cash..............................................................           542
Receivable for fund units sold....................................       885,882
Dividends receivable..............................................       330,933
Deferred registration fees........................................        12,003
Other assets......................................................        16,863
                                                                    ------------
  Total assets....................................................   178,973,151
                                                                    ------------
                           LIABILITIES
Investment advisory fee payable...................................        44,877
State Street Bank and Trust Company--program fee payable..........        28,800
Trustee, management and administration fees payable...............        10,872
American Bar Retirement Association--program fee payable..........         6,360
Other accruals....................................................         2,686
                                                                    ------------
  Total liabilities...............................................        93,595
                                                                    ------------
Net assets (equivalent to $25.51 per unit based on 7,011,036 units outstanding).....................................................  $178,879,556
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                    December
                                                                       31,
                                                                      1999
                                                                   -----------
Investment Income
  Dividends (net of foreign tax expense of $2,909)................ $ 3,165,086
  Interest........................................................     265,910
                                                                   -----------
    Total investment income.......................................   3,430,996
                                                                   -----------
Expenses
  Investment advisory fee.........................................     510,663
  State Street Bank and Trust Company--program fee................     353,269
  Trustee, management and administration fees.....................     129,458
  American Bar Retirement Association--program fee................      75,016
  Reports to unitholders..........................................      27,184
  Legal and audit fees............................................      10,102
  Registration fees...............................................      16,627
  Other expenses..................................................      12,343
                                                                   -----------
    Total expenses................................................   1,134,662
  Program fee reimbursement from State Street Bank and Trust
   Company........................................................      (3,204)
                                                                   -----------
    Net expenses..................................................   1,131,458
                                                                   -----------
Net investment income.............................................   2,299,538
                                                                   -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................  16,728,059
  Change in net unrealized appreciation...........................  (6,031,974)
                                                                   -----------
    Net realized and unrealized gain on investments...............  10,696,085
                                                                   -----------
Net increase in net assets resulting from operations.............. $12,995,623
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
From operations
  Net investment income............................ $  1,863,743  $  2,299,538
  Net realized gain on investments.................    9,109,943    16,728,059
  Net change in unrealized appreciation on
   investments.....................................    9,542,619    (6,031,974)
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   20,516,305    12,995,623
                                                    ------------  ------------
From unitholder transactions
  Proceeds from sales of units.....................   31,833,277    35,605,431
  Cost of units redeemed...........................  (14,669,286)  (20,504,438)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   17,163,991    15,100,993
                                                    ------------  ------------
     Net increase in net assets....................   37,680,296    28,096,616
Net Assets
  Beginning of year................................  113,102,644   150,782,940
                                                    ------------  ------------
  End of year...................................... $150,782,940  $178,879,556
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    5,624,404     6,408,409
    Sold...........................................    1,473,724     1,436,999
    Redeemed.......................................     (689,719)     (834,372)
                                                    ------------  ------------
  Outstanding--end of year.........................    6,408,409     7,011,036
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                       Selected Per Unit Data and Ratios
                (For a unit outstanding throughout the period)*


                           For the period
                          September 5, 1995
                          (Commencement of
                           Operations) to    For the year ended December 31,
                          December 31, 1995  1996      1997      1998      1999
                          ----------------- -------  --------  --------  --------
Investment income.......       $   .13      $   .40  $    .47  $    .47  $    .51
Net expenses............          (.04)        (.14)     (.17)     (.17)     (.17)
                               -------      -------  --------  --------  --------
Net investment income...           .09          .26       .30       .30       .34
Net realized and
 unrealized gain on
 investments............           .84         2.54      4.08      3.12      1.64
                               -------      -------  --------  --------  --------
Net increase in unit
 value..................           .93         2.80      4.38      3.42      1.98
Net asset value at
 beginning of period....         12.00        12.93     15.73     20.11     23.53
                               -------      -------  --------  --------  --------
Net asset value at end
 of period..............       $ 12.93      $ 15.73  $  20.11  $  23.53  $  25.51
                               =======      =======  ========  ========  ========
Ratio of net expenses to
 average net assets.....          1.00%**       .99%      .90%      .80%      .68%+
Ratio of net investment
 income to average net
 assets.................          2.12%**      1.85%     1.61%     1.39%     1.36%
Portfolio turnover......             4%***       17%       13%       27%       27%
Total return............          7.75%***    21.66%    27.84%    17.01%     8.41%
Net assets at end of
 period (in thousands)..       $20,617      $48,131  $113,103  $150,783  $178,880

--------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 **  Ratios annualized.
***  Not annualized.
  + After reimbursement of expenses by State Street Bank as described in Note 3 of Notes to Financial Statements. Had State Street Bank not undertaken such action the annualized ratio of net expenses to average net assets would have been .68% for the year ended December 31, 1999.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK--99.2%
BASIC INDUSTRIES--7.7%
Aluminum--0.6%
Alcan Aluminum Ltd. ADR.................................... 25,700 $  1,058,519
                                                                   ------------

Chemicals--3.2%
Cabot Corp................................................. 22,900      466,588
Dow Chemical Co............................................ 11,300    1,509,962
E.I. Du Pont de Nemours & Co...............................  1,284       84,584
Eastman Chemical Co........................................ 11,400      543,638
FMC Corp.*.................................................  2,900      166,206
Great Lakes Chemical Corp..................................  8,400      320,775
Millennium Chemicals Inc. ADR.............................. 29,200      576,700
Sigma Aldrich Corp. ....................................... 25,700      772,606
Union Carbide Corp......................................... 19,300    1,288,275
                                                                   ------------
                                                                      5,729,334
                                                                   ------------

Containers & Glass--0.4%
Temple Inland Inc.......................................... 11,500      758,281
                                                                   ------------

Paper--3.5%
Boise Cascade Corp......................................... 20,000      810,000
Champion International Corp................................ 19,400    1,201,587
Consolidated Papers Inc.................................... 21,400      680,788
Mead Corp.................................................. 19,600      851,375
Potlatch Corp.............................................. 10,200      455,175
Westvaco Corp.............................................. 29,000      946,125
Willamette Industries Inc.................................. 26,600    1,235,237
                                                                   ------------
                                                                      6,180,287
                                                                   ------------
                                                                     13,726,421
                                                                   ------------

CAPITAL GOODS--5.9%
Building Construction--0.6%
Fluor Corp................................................. 22,400    1,027,600
                                                                   ------------

Construction Materials--0.5%
Sherwin-Williams Co........................................ 39,400      827,400
                                                                   ------------

Electrical Equipment--4.2%
Arrow Electronics Inc...................................... 30,200      766,325
Cooper Industries Inc...................................... 21,900      885,581
General Electric Co........................................ 38,100    5,895,975
                                                                   ------------
                                                                      7,547,881
                                                                   ------------


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)

CAPITAL GOODS (Continued)

Industrial Machinery--0.6%
Briggs & Stratton Corp.....................................  9,100 $    487,988
Cummins Engine Co., Inc.................................... 14,100      681,206
                                                                   ------------
                                                                      1,169,194
                                                                   ------------
                                                                     10,572,075
                                                                   ------------

CONSUMER BASICS--9.3%
Drugs & Health Care--6.3%
Abbott Laboratories........................................ 18,400      668,150
American Home Products Corp................................  8,700      343,106
Baxter International Inc................................... 18,500    1,162,031
Bergen Brunswig Corp....................................... 58,700      487,944
Bristol-Myers Squibb Co.................................... 18,200    1,168,212
Eli Lilly & Co.............................................    800       53,200
Johnson & Johnson.......................................... 32,000    2,980,000
Mallinckrodt Inc........................................... 23,000      731,688
Manor Care Inc.*........................................... 36,600      585,600
Merck & Co., Inc........................................... 20,000    1,341,250
Pacificare Health Systems*.................................  4,800      254,400
Pfizer Inc................................................. 31,100    1,008,806
Schering-Plough Corp. ..................................... 10,000      421,875
                                                                   ------------
                                                                     11,206,262
                                                                   ------------

Food & Beverages--1.7%
Archer Daniels Midland Co.................................. 66,407      809,335
Coca Cola Co............................................... 22,100    1,287,325
H.J. Heinz Co. ............................................  5,800      230,913
Supervalu Inc.............................................. 38,500      770,000
                                                                   ------------
                                                                      3,097,573
                                                                   ------------

Household Products--0.4%
Procter & Gamble Co.*......................................  6,000      657,375

                                                                   ------------
Tobacco--0.9%
Philip Morris Cos., Inc.................................... 71,700    1,662,544
                                                                   ------------
                                                                     16,623,754
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)
CONSUMER DURABLE GOODS--4.5%
Automobiles--1.3%
Ford Motor Co.............................................. 31,400 $  1,677,937
PACCAR Inc................................................. 12,700      562,769
                                                                   ------------
                                                                      2,240,706
                                                                   ------------

Auto Parts--2.0%
Dana Corp.................................................. 25,600      766,400
Delphi Automotive Systems Corp............................. 64,500    1,015,875
Genuine Parts Co........................................... 33,100      821,294
TRW Inc.................................................... 19,800    1,028,362
                                                                   ------------
                                                                      3,631,931
                                                                   ------------

Household Appliances & Home Furnishings--0.6%
Whirlpool Corp............................................. 14,700      956,419
                                                                   ------------

Tires & Rubber--0.6%
Cooper Tire & Rubber Co.................................... 37,100      577,369
Goodyear Tire & Rubber Co.................................. 19,100      538,381
                                                                   ------------
                                                                      1,115,750
                                                                   ------------
                                                                      7,944,806
                                                                   ------------

CONSUMER NON-DURABLES--7.9%
Apparel & Textiles--0.6%
Reebok International Ltd.*................................. 19,800      162,112
Russell Corp............................................... 12,800      214,400
Springs Industries Inc.....................................  2,600      103,838
VF Corp.................................................... 17,900      537,000
                                                                   ------------
                                                                      1,017,350
                                                                   ------------

Containers & Glass--0.3%
Crown Cork & Seal Co., Inc................................. 27,100      606,362
                                                                   ------------

Household Products--1.0%
Fort James Corp............................................ 36,600    1,001,925
Fortune Brands Inc......................................... 24,800      819,950
                                                                   ------------
                                                                      1,821,875
                                                                   ------------

Miscellaneous--1.0%
ConAgra Inc................................................ 40,800      920,550
Tyson Foods Inc............................................ 48,200      783,250
                                                                   ------------
                                                                      1,703,800
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999


                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)

CONSUMER NON-DURABLES (Continued)

Retail Trade--4.9%
Dillards Inc............................................... 30,700 $    619,756
Federated Department Stores Inc.*.......................... 20,300    1,026,419
Home Depot Inc............................................. 11,250      771,328
J.C. Penney Co., Inc....................................... 16,500      328,969
May Department Stores Co................................... 32,650    1,052,962
Sears Roebuck & Co......................................... 23,700      721,369
Toys-R-Us Inc.*............................................ 52,300      748,544
Wal-Mart Stores Inc........................................ 50,400    3,483,900
                                                                   ------------
                                                                      8,753,247
                                                                   ------------

Tobacco--0.1%
Reynolds R J Tobacco Holdings Inc..........................  6,766      119,251
                                                                   ------------

Toys & Amusements--0.0%
Mattel Inc.................................................  6,800       89,250
                                                                   ------------
                                                                     14,111,135
                                                                   ------------
CONSUMER SERVICES--0.7%

Leisure Time--0.7%
Harrahs Entertainment Inc.*................................ 44,000    1,163,250
Walt Disney Company........................................  1,500       43,875
                                                                   ------------
                                                                      1,207,125
                                                                   ------------

ENERGY--6.8%

International Oil--1.0%
Chevron Corp...............................................  3,000      259,875
Royal Dutch Petroleum Co. ADR.............................. 19,600    1,184,575
Sunoco Inc................................................. 20,900      491,150
                                                                   ------------
                                                                      1,935,600
                                                                   ------------

Petroleum Services--0.4%
Helmerich & Payne Inc...................................... 16,300      355,544
Lyondell Petrochemical Co.................................. 23,300      297,075
                                                                   ------------
                                                                        652,619
                                                                   ------------

Petroleum--5.4%
Ashland Inc................................................ 21,000      691,688
Atlantic Richfield Co...................................... 17,000    1,470,500
Conoco Inc................................................. 32,700      809,325

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)

ENERGY (Continued)

Petroleum (Continued)
Conoco Inc.--Class B.......................................  2,702 $     67,212
Exxon Mobil Corp.*......................................... 44,894    3,616,773
Occidental Petroleum Corp.................................. 48,300    1,044,487
Phillips Petroleum Co...................................... 19,600      921,200
Tosco Corp................................................. 35,300      959,719
                                                                   ------------
                                                                      9,580,904
                                                                   ------------
                                                                     12,169,123
                                                                   ------------
FINANCE--17.8%

Banks--7.5%
Bank of America Corp....................................... 41,537    2,084,638
Bank One Corp.............................................. 43,612    1,398,310
Chase Manhattan Corp....................................... 20,100    1,561,519
First Union Corp........................................... 37,200    1,220,625
Fleet Boston Corp.......................................... 45,097    1,569,939
J.P. Morgan & Co., Inc. ...................................  9,700    1,228,262
Keycorp.................................................... 10,000      221,250
National City Corp......................................... 39,300      930,919
PNC Bank Corp.............................................. 19,900      885,550
Republic New York Corp.....................................  5,800      417,600
Summit Bancorp............................................. 30,000      918,750
Washington Mutual Inc...................................... 38,200      993,200
                                                                   ------------
                                                                     13,430,562
                                                                   ------------


Financial Services--3.0%
Citigroup Inc.............................................. 19,875    1,104,305
Countrywide Credit Industries Inc.......................... 16,100      406,525
Fannie Mae................................................. 27,600    1,723,275
Hartford Financial Services Group.......................... 22,600    1,070,675
Lehman Brothers Holdings Inc............................... 13,000    1,100,937
                                                                   ------------
                                                                      5,405,717
                                                                   ------------

Insurance--6.8%
Aetna Inc..................................................  9,600      535,800
Allstate Corp.............................................. 33,000      792,000
Ambac Inc.*................................................ 11,700      610,594
American General Corp.*.................................... 18,852    1,430,395
American International Group Inc.* ........................  6,781      733,196
Aon Corp. ................................................. 34,600    1,384,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)

FINANCE (Continued)

Insurance (Continued)
Chubb Corp................................................. 19,800 $  1,114,988
CIGNA Corp................................................. 12,900    1,039,256
Foundation Health Systems Inc.*............................ 48,850      485,447
Loews Corp.................................................  3,100      188,131
MBIA Inc................................................... 15,200      802,750
MGIC Investment Corp....................................... 23,400    1,408,387
SAFECO Corp................................................ 27,700      689,038
St. Paul Cos. Inc.......................................... 19,600      660,275
Torchmark Corp............................................. 12,800      372,000
                                                                   ------------
                                                                     12,246,257
                                                                   ------------

Savings And Loan--0.5%
Golden West Financial Corp................................. 24,000      804,000
                                                                   ------------
                                                                     31,886,536
                                                                   ------------

GENERAL BUSINESS--2.3%

Business Services--1.7%
America Online Inc.*....................................... 14,500    1,093,844
National Service Industries Inc.*.......................... 14,400      424,800
Office Depot Inc.*......................................... 86,800      949,375
Yahoo Inc.*................................................  1,200      519,225
                                                                   ------------
                                                                      2,987,244

Communication Services--0.6%
MCI Worldcom Inc.*......................................... 21,000    1,114,312
                                                                   ------------
                                                                      4,101,556
                                                                   ------------

MISCELLANEOUS--4.9%

Conglomerates--0.7%
Canadian Pacific Limited* ADR.............................. 17,900      385,969
ITT Industries Inc......................................... 15,400      514,937
Minnesota Mining & Manufacturing Co........................  2,400      234,900
Raytheon Company Class B...................................  5,100      135,469
                                                                   ------------
                                                                      1,271,275
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)

MISCELLANEOUS (Continued)

Chemicals--0.6%
Praxair Inc. .............................................. 22,800 $  1,147,125
                                                                   ------------

Construction Materials--0.0%
Owens Corning Fiberglas Corp...............................  5,300      102,356
                                                                   ------------

Forest Products--1.2%
Georgia Pacific Corp....................................... 25,200    1,278,900
Owens Illinois Inc.* ...................................... 36,400      912,275
                                                                   ------------
                                                                      2,191,175
                                                                   ------------

Homebuilders--0.3%
Centex Corp.*.............................................. 19,300      476,469
                                                                   ------------

Paper--1.8%
International Paper Co..................................... 23,663    1,335,481
Smurfit Stone Container Corp.*............................. 42,400    1,038,800
Sonoco Products Co......................................... 33,900      771,225
                                                                   ------------
                                                                      3,145,506
                                                                   ------------

Steel--0.3%
Nucor Corp.................................................  9,400      515,237
                                                                   ------------
                                                                      8,849,143
                                                                   ------------

TECHNOLOGY--21.3%

Aerospace--2.1%
B.F. Goodrich Co........................................... 22,500      618,750
Boeing Co.................................................. 26,300    1,093,094
Litton Industries Inc.*.................................... 11,600      578,550
Lockheed Martin Corp....................................... 34,800      761,250
Northrop Grumman Corp...................................... 12,900      697,406
                                                                   ------------
                                                                      3,749,050
                                                                   ------------

Communication Services--0.9%
Andrew Corp.* ............................................. 27,400      518,888
Nortel Networks Corp....................................... 10,400    1,050,400
                                                                   ------------
                                                                      1,569,288
                                                                   ------------

Computers & Business Equipment--9.5%
Apple Computer, Inc........................................ 18,200    1,871,187
Cisco Systems Inc.*........................................ 33,000    3,535,125
Dell Computer Corp.........................................  6,000      306,000
EMC Corp...................................................  6,200      677,350

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)
TECHNOLOGY (Continued)

Computers & Business Equipment (Continued)
Hewlett Packard Co. ....................................... 23,700 $  2,700,319
International Business Machines Corp....................... 28,200    3,045,600
Ingram Micro Inc.*......................................... 32,500      426,563
Oracle Corp.*.............................................. 10,100    1,131,831
Quantum Corp.*............................................. 16,550      114,816
Quantum Corp. DLT & Storage*............................... 33,100      500,637
Seagate Technology*........................................ 29,500    1,373,594
Sun Microsystems Inc.*..................................... 11,000      851,812
Tech Data Corp.*........................................... 17,800      482,825
                                                                   ------------
                                                                     17,017,659
                                                                   ------------

Electronics--4.6%
Avnet Inc.................................................. 12,100      732,050
Intel Corp. ............................................... 41,600    3,424,200
Lucent Technologies Inc.................................... 24,516    1,834,103
Micron Technology Inc.*.................................... 17,100    1,329,525
Texas Instruments Inc......................................  3,400      329,375
Thomas & Betts Corp........................................ 18,100      576,938
                                                                   ------------
                                                                      8,226,191
                                                                   ------------

Computer Peripherals--4.2%
Microsoft Corp.*........................................... 64,300    7,507,025
                                                                   ------------
                                                                     38,069,213
                                                                   ------------

TRANSPORTATION--2.0%

Railroads & Equipment--1.8%
Burlington Northern Santa Fe Inc........................... 38,300      928,775
CSX Corp................................................... 19,700      618,088
Norfolk Southern Corp. .................................... 37,700      772,850
Union Pacific Corp......................................... 20,800      907,400
                                                                   ------------
                                                                      3,227,113

Trucking & Freight Forwarding--0.2%
Ryder Systems Inc. ........................................ 16,300      398,331
                                                                   ------------
                                                                      3,625,444
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 1999

                                                           Shares     Value
                                                           ------- ------------
COMMON STOCK (Continued)
UTILITIES--8.1%

Electric Utilities--4.0%
Allegheny Energy Inc.. ...................................  17,500 $    471,406
Ameren Corp...............................................  28,300      926,825
American Electric Power Co., Inc..........................  14,500      465,813
Central & South West Corp.*...............................  34,100      682,000
Cinergy Corp..............................................  35,400      854,025
GPU Inc...................................................  21,300      637,669
New Century Energies Inc..................................  26,100      792,787
PG&E Corp.................................................  40,700      834,350
Puget Sound Power & Light Co.*............................  10,200      197,625
Unicom Inc................................................  24,300      814,050
Wisconsin Energy Corp.....................................  24,000      462,000
                                                                   ------------
                                                                      7,138,550
                                                                   ------------
Gas & Pipeline Utilities--0.5%
Firstenergy Corp..........................................  39,000      884,813
                                                                   ------------
Telephone--3.6%
AT&T Corp.................................................  70,500    3,577,875
Bell Atlantic Corp........................................  11,884      731,609
Bellsouth Corp............................................  11,000      514,937
GTE Corp..................................................   5,600      395,150
SBC Communications Inc....................................  25,543    1,245,221
                                                                   ------------
                                                                      6,464,792
                                                                   ------------
                                                                     14,488,155
                                                                   ------------
TOTAL COMMON STOCK (cost $149,614,512)....................          177,374,486
                                                                   ------------
                                                            Units
                                                           -------
SHORT TERM INVESTMENTS--0.2%
State Street Bank Yield Enhanced Short Term Investment
 Fund (cost $352,442) .................................... 352,442      352,442
                                                                   ------------
TOTAL INVESTMENTS--(cost $149,966,954) 99.4%..............          177,726,928
Other assets less liabilities--0.6% ......................            1,152,628
                                                                   ------------
NET ASSETS--100.0% .......................................         $178,879,556
                                                                   ============

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

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                     December
                                                                        31,
                                                                       1999
                                                                    -----------
                              ASSETS
State Street Bank collective investment funds, at value:
  Stable Asset Return Fund (cost of $7,745,508 and units of
   7,745,508)...................................................... $ 7,745,508
  Intermediate Bond Fund (cost of $8,910,633 and units of 706,025).   9,037,565
  Value Equity Fund (cost of $1,612,298 and units of 70,842).......   1,807,285
  Growth Equity Fund (cost of $1,311,164 and units of 2,272).......   1,807,285
  Index Equity Fund (cost of $2,849,871 and units of 108,891)......   3,614,568
  International Equity Fund (cost of $1,334,789 and units of
   63,957).........................................................   1,807,447
Receivable for fund units sold.....................................     433,543
                                                                    -----------
    Total assets...................................................  26,253,201
                                                                    -----------
                            LIABILITIES
Payable for investments purchased..................................     433,543
                                                                    -----------
    Total liabilities..............................................     433,543
                                                                    -----------
Net assets (equivalent to $16.06 per unit based on 1,608,068 units outstanding)...................................................... $25,819,658
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                            Statement of Operations

                                                                       For the
                                                                      year ended
                                                                     December 31,
                                                                         1999
                                                                     ------------
Investment income...................................................  $      --
                                                                      ----------
  Net investment income.............................................         --
                                                                      ----------
Net Realized and Unrealized Gain on Investments
  Net realized gain on investments..................................   1,794,349
  Change in net unrealized appreciation.............................     415,791
                                                                      ----------
    Net realized and unrealized gain on investments.................   2,210,140
                                                                      ----------
Net increase in net assets resulting from operations................  $2,210,140
                                                                      ==========




   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                        For the year ended
                                                           December 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
From operations
  Net investment loss................................ $   (17,315) $       --
  Net realized gain on investments...................   2,286,216    1,794,349
  Net change in unrealized appreciation on
   investments.......................................     375,792      415,791
                                                      -----------  -----------
    Net increase in net assets resulting from
     operations......................................   2,644,693    2,210,140
                                                      -----------  -----------
From unitholder transactions
  Proceeds from sales of units.......................  11,914,074    9,403,463
  Cost of units redeemed.............................  (9,055,318)  (8,525,212)
                                                      -----------  -----------
    Net increase in net assets resulting from
     unitholder transactions.........................   2,858,756      878,251
                                                      -----------  -----------
     Net increase in net assets......................   5,503,449    3,088,391
Net Assets
  Beginning of year..................................  17,227,818   22,731,267
                                                      -----------  -----------
  End of year........................................ $22,731,267  $25,819,658
                                                      ===========  ===========
Number of units
  Outstanding--beginning of year.....................   1,328,560    1,547,249
    Sold.............................................     872,939      619,819
    Redeemed.........................................    (654,250)    (559,000)
                                                      -----------  -----------
  Outstanding--end of year...........................   1,547,249    1,608,068
                                                      ===========  ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                       Conservative Structured Portfolio

                       Selected Per-Unit Data and Ratios

                           For the period
                          September 5, 1995
                            (Commencement
                          of Operations) to  For the year ended December 31,
                            December 31,     -------------------------------------
                                1995          1996      1997      1998      1999
                          -----------------  -------   -------   -------   -------
Investment income.......       $ .001        $   --    $   --    $   --    $   --
Net expenses............        (.003)          (.01)     (.01)     (.01)      --
                               ------        -------   -------   -------   -------
Net investment loss.....        (.002)          (.01)     (.01)     (.01)      --
Net realized and
 unrealized gain on
 investments............         .472           1.00      1.52      1.73      1.37
                               ------        -------   -------   -------   -------
Net increase............          .47            .99      1.51      1.72      1.37
Net asset value at
 beginning of period....        10.00          10.47     11.46     12.97     14.69
                               ------        -------   -------   -------   -------
Net asset value at end
 of period..............       $10.47        $ 11.46   $ 12.97   $ 14.69   $ 16.06
                               ======        =======   =======   =======   =======
Ratio of net expenses to
 average net assets.....          .09 %**        .10 %     .09 %     .08 %     --
Ratio of net investment
 loss to average net
 assets.................         (.06)%**       (.10)%    (.09)%    (.08)%     --
Portfolio turnover***...            3 %****       34 %      33 %      57 %      46%
Total return............         4.70 %****     9.46 %   13.18 %   13.26 %    9.33%
Net assets at end of
 period
 (in thousands).........       $5,372        $11,201   $17,228   $22,731   $25,820

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

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                  December 31,
                                                                      1999
                                                                  -------------
                             ASSETS
State Street Bank collective investment funds, at value:.........
  Stable Asset Return Fund (cost of $11,233,907 and units of
   11,233,907)................................................... $  11,233,907
  Intermediate Bond Fund (cost of $32,308,663 and units of
   $2,633,150)...................................................    33,705,971
  Value Equity Fund (cost of $10,356,642 and units of 484,379)...    12,357,294
  Growth Equity Fund (cost of $8,110,526 and units of 18,609)....    12,357,292
  Index Equity Fund (cost of $18,566,196 and units of 778,386)...    25,837,969
  International Equity Fund (cost of $11,943,041 and units of
   596,082)......................................................    16,850,860
Receivable for fund units sold...................................        76,876
                                                                  -------------
  Total assets...................................................   112,420,169
                                                                  -------------
                           LIABILITIES
Payable for investments purchased................................        76,876
                                                                  -------------
Total liabilities................................................        76,876
                                                                  -------------
Net assets (equivalent to $18.72 per unit based on 5,999,864 units outstanding).............................................. $ 112,343,293
                                                                  =============






   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                            Statement of Operations

                                                                       For the
                                                                     year ended
                                                                      December
                                                                         31,
                                                                        1999
                                                                     -----------
Investment income................................................... $       --
                                                                     -----------
  Net investment income.............................................         --
                                                                     -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments..................................   7,539,339
  Change in net unrealized appreciation.............................   6,436,261
                                                                     -----------
   Net realized and unrealized gain on investments..................  13,975,600
                                                                     -----------
Net increase in net assets resulting from operations................ $13,975,600
                                                                     ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                             For the
                                                            year ended
                                                           December 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
From operations
  Net investment loss............................... $   (60,934) $        --
  Net realized gain on investments..................   5,960,152     7,539,339
  Net change in unrealized appreciation on
   investments......................................   6,086,445     6,436,261
                                                     -----------  ------------
    Net increase in net assets resulting from
     operations.....................................  11,985,663    13,975,600
                                                     -----------  ------------
From unitholder transactions
  Proceeds from sales of units......................  17,196,145    26,200,162
  Cost of units redeemed............................ (10,930,370)  (12,178,788)
                                                     -----------  ------------
    Net increase in net assets resulting from
     unitholder
     transactions...................................   6,265,775    14,021,374
                                                     -----------  ------------
     Net increase in net assets.....................  18,251,438    27,996,974
  Net assets at beginning of year...................  66,094,881    84,346,319
                                                     -----------  ------------
  Net assets at end of year......................... $84,346,319  $112,343,293
                                                     ===========  ============
Number of units
  Outstanding--beginning of year....................   4,744,620     5,159,072
    Sold............................................   1,150,444     1,546,965
    Redeemed........................................    (735,992)     (706,173)
                                                     -----------  ------------
  Outstanding--end of year..........................   5,159,072     5,999,864
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

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*

                           For the period
                          September 5, 1995
                          (Commencement of
                             Operations)     For the year ended December 31,
                                 to          --------------------------------------
                          December 31, 1995   1996      1997      1998       1999
                          -----------------  -------   -------   -------   --------
Investment income.......       $  .001       $   --    $   --    $   --    $    --
Net expenses............         (.003)         (.01)     (.01)     (.01)       --
                               -------       -------   -------   -------   --------
Net investment loss.....         (.002)         (.01)     (.01)     (.01)       --
Net realized and
 unrealized gain on
 investments............          .542          1.40      2.01      2.43       2.37
                               -------       -------   -------   -------   --------
Net increase in unit
 value..................           .54          1.39      2.00      2.42       2.37
Net asset value at
 beginning of period....         10.00         10.54     11.93     13.93      16.35
                               -------       -------   -------   -------   --------
Net asset value at end
 of period..............       $ 10.54       $ 11.93   $ 13.93   $ 16.35   $  18.72
                               =======       =======   =======   =======   ========
Ratio of net expenses to
 average net assets.....           .09 %**       .10 %     .09 %     .08 %      --
Ratio of net investment
 loss to average net
 assets.................          (.06)%**      (.10)%    (.09)%    (.08)%      --
Portfolio turnover***...             4 %****      27 %      18 %      31 %       24%
Total return............          5.40 %****   13.19 %   16.76 %   17.37 %    14.50%
Net assets at end of
 period (in thousands)..       $12,379       $32,617   $66,095   $84,346   $112,343

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

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        1999
                                                                    ------------
                              ASSETS
State Street Bank collective investment funds, at value:
  Intermediate Bond Fund (cost of $14,024,566 and units of
   1,131,434).....................................................  $14,483,061
  Value Equity Fund (cost of $12,106,902 and units of 567,633)....   14,481,231
  Growth Equity Fund (cost of $9,072,913 and units of 21,808).....   14,481,229
  Index Equity Fund (cost of $20,073,586 and units of 872,513)....   28,962,451
  International Equity Fund (cost of $13,784,700 and units of
   683,012).......................................................   19,308,313
  Aggressive Equity Fund (cost of $2,960,806 and units of 98,361).    4,827,181
Receivable for fund units sold....................................      137,743
                                                                    -----------
  Total assets....................................................   96,681,209
                                                                    -----------
                           LIABILITIES
Payable for investments purchased.................................      137,743
                                                                    -----------
  Total liabilities...............................................      137,743
                                                                    -----------
Net assets (equivalent to $21.88 per unit based on 4,412,326 units outstanding).....................................................  $96,543,466
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                            Statement of Operations

                                                                       For the
                                                                     year ended
                                                                      December
                                                                      31, 1999
                                                                     -----------
Investment income                                                    $       --
                                                                     -----------
  Net investment income.............................................         --
                                                                     -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments..................................   6,164,589
  Change in net unrealized appreciation.............................  10,732,917
                                                                     -----------
    Net realized and unrealized gain on investments.................  16,897,506
                                                                     -----------
Net increase in net assets resulting from operations................ $16,897,506
                                                                     ===========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                              For the
                                                            year ended
                                                           December 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
From operations
  Net investment loss................................ $   (49,096) $       --
  Net realized gain on investments...................   4,637,419    6,164,589
  Net change in unrealized appreciation on
   investments.......................................   6,270,204   10,732,917
                                                      -----------  -----------
    Net increase in net assets resulting from
     operations......................................  10,858,527   16,897,506
                                                      -----------  -----------
From unitholder transactions
  Proceeds from sales of units.......................  13,025,505   21,300,022
  Cost of units redeemed.............................  (8,907,158)  (8,498,945)
                                                      -----------  -----------
    Net increase in net assets resulting from
     unitholder transactions.........................   4,118,347   12,801,077
                                                      -----------  -----------
     Net increase in net assets......................  14,976,874   29,698,583
Net assets at beginning of year......................  51,868,009   66,844,883
                                                      -----------  -----------
Net assets at end of year............................ $66,844,883  $96,543,466
                                                      ===========  ===========
Number of units
  Outstanding--beginning of year.....................   3,478,382    3,729,881
    Sold.............................................     802,924    1,125,294
    Redeemed.........................................    (551,425)    (442,849)
                                                      -----------  -----------
  Outstanding--end of year...........................   3,729,881    4,412,326
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

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)*


                           For the period
                          September 5, 1995
                          (Commencement of   For the year ended December 31,
                           Operations) to    -------------------------------------
                          December 31, 1995   1996      1997      1998      1999
                          -----------------  -------   -------   -------   -------
Investment income.......       $ .001        $   --    $   --    $   --    $   --
Net expenses............        (.003)          (.01)     (.01)     (.01)      --
                               ------        -------   -------   -------   -------
Net investment loss.....        (.002)          (.01)     (.01)     (.01)      --
Net realized and
 unrealized gain on
 investments............         .572           1.85      2.51      3.02      3.96
                               ------        -------   -------   -------   -------
Net increase in unit
 value..................          .57           1.84      2.50      3.01      3.96
Net asset value at
 beginning of period....        10.00          10.57     12.41     14.91     17.92
                               ------        -------   -------   -------   -------
Net asset value at end
 of period..............       $10.57        $ 12.41   $ 14.91   $ 17.92   $ 21.88
                               ======        =======   =======   =======   =======
Ratio of net expenses to
 average net assets.....          .09 %**        .10 %     .09 %     .08 %     --
Ratio of net investment
 loss to average net
 assets.................         (.06)%**       (.10)%    (.09)%    (.08)%     --
Portfolio turnover***...            3 %****       28 %      18 %      26 %      22%
Total return............         5.70 %****    17.41 %   20.15 %   20.19 %   22.09%
Net assets at end of
 period (in thousands)..       $9,999        $25,558   $51,868   $66,845   $96,543

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

        American Bar Association Members/State Street Collective Trust

                         Notes to Financial Statements
1. Description of the Trust

  American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under a Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank" or "Trustee") acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Eight separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

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

    Index Equity Fund--replication of the total return of the Russell 3,000 Index. Currently invests in the State Street Bank Russell 3000 Non-Lending Fund (the "Russell Fund"), a separate State Street Bank collective investment fund. The Russell Fund invests in securities contained in the Russell 3000 Index. Prior to February 9, 1999, the fund invested in the State Street Bank S&P 500 Index Fund with Futures and the State Street Bank Russell 3000 Special Small Company Common Trust Fund.

    Intermediate Bond Fund--total return from current income and capital appreciation through investment in debt securities. Currently invests in the PIMCO Total Return Fund (the "Total Return Fund") and Barclays Global Investors (formerly MasterWorks) Bond Index Fund (the "Bond Index Fund"), registered investment companies. The Total Return Fund invests primarily in intermediate-term investment grade bonds. The Bond Index Fund invests in high-grade bonds denominated in U.S. dollars replicating the Lehman Brothers Government/Corporate Bond Index.

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

    Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See Statement of Assets and Liabilities for Fund allocation at December 31, 1999.

  The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

  State Street Bank serves as trustee of the Trust and has assumed responsibility for administering and providing investment options for the Program. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corp., a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

2. Summary of Significant Accounting Policies

  The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:

  A. Security Valuation

  Stable Asset Return Fund:   It is the Trust's policy to attempt to maintain
a constant price of $1.00 per unit for SARF. SARF invests in a State Street Bank collective investment fund (SAFT) whose investments include insurance company, bank and financial institution investment contracts and short-term investments. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. The insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

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

  C. Income Taxes

  State Street Bank, on behalf of the Trust, has received a favorable determination letter dated March 9, 1992, from the Internal Revenue Service, which concluded that the Trust is a trust arrangement described in Rev. Rule. 81-100, 1981, C.B. 326 and exempt from federal income tax pursuant to Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

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

  F. TBA Commitments and Roll Transactions

  The Balanced Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Balanced Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, which risk is in addition to the risk of decline in the value of the Fund's other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under "Security Valuation" above. The Fund may dispose of a commitment prior to settlement if the Fund's advisor deems it appropriate to do so. Upon settlement date, the Balanced Fund may take delivery of the securities or defer (roll) the delivery to the next month.

  G. Futures Contracts

  A portion of the Growth Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Growth Index. The index portion of the Growth Equity Fund may use, on a limited basis, futures contracts to manage exposure to the equity market and as a substitute for comparable market positions in the securities held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund's exposure to the underlying instrument. Selling futures tends to decrease a fund's exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

        American Bar Association Members/State Street Collective Trust

  A summary of obligations under these financial instruments at December 31, 1999 is as follows:

   Expiration                            Notional           Net Unrealized
   Date            Future Contracts       Amount   Position  Appreciation
   ----------      ----------------      --------  -------- --------------
   March 2000   5 S&P 500 Index Futures $1,846,430   Long       $8,050

  At December 31, 1999, the Growth Equity Fund had securities of $118,368 to cover margin requirements on any open futures contracts.

  H. Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. Investment Advisory, Investment Management and Related Party Transactions

  State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group, Sit Investment Associates, Inc., Miller Anderson & Sherrerd, LLP, a wholly owned subsidiary of Morgan Stanley Asset Management Holdings, Inc., Lincoln Capital Management Company, Sanford C. Bernstein & Co., Inc., and Bankers Trust Company, a wholly-owned subsidiary of Deutsche Bank AG, to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

  A fee is paid to each investment advisor for certain of the funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the contract. These fees are accrued on a daily basis and paid monthly from the assets. Fee rate ranges based on the respective breakpoints are as follows:

     Investment Advisor                                         Fee Rate Range
     ------------------                                         --------------
     Capital Guardian Trust Company (Growth Equity, Aggressive
      Equity and Balanced)....................................   .225% to .50%*
     Dresdner RCM Global Investors LLC (Growth Equity)........    .25% to .70%
     Sit Investment Associates, Inc. (Aggressive Equity)......   .60% to 1.00%
     Miller Anderson & Sherrerd, LLP (Balanced)...............   .125% to .50%
     Lincoln Capital Management Company (Growth Equity).......  .15% to .4675%
     Sanford C. Bernstein & Co., Inc. (Value Equity)..........    .15% to .50%
     Bankers Trust Company (Growth Equity)....................  .010% to .075%**

--------
 *  Subject to a 5% fee reduction based on aggregate fees.
**  Minimum fee of $75,000.

         American Bar Association Members/State Street Collective Trust

  Rowe Price-Fleming International, manager of the T. Rowe Price International Stock Fund, pays a .10% fee reimbursement based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $80,569 relating to this fee for the year ended December 31, 1999.

  A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and is accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

                                                                Rate for ABRA
                                                                 Year ended
     Value of Program Assets                                  December 31, 1999
     -----------------------                                  -----------------
     First $500 million......................................       .075%
     Next $850 million.......................................       .065%
     Next $1.15 billion......................................       .035%
     Next $1.5 billion.......................................       .025%
     Over $4.0 billion.......................................       .015%

  ABRA received Program fees of $1,575,349 for the year ended December 31, 1999.

  The State Street Bank Program fee for the year ended December 31, 1999 was a fixed fee of $7,450,000. After January 1, 2000, the State Street Program fee will be calculated monthly as one-twelfth of the sum of (a) $750,000 plus (b) $191 multiplied by the number of participants in the Program, as further defined in the agreement. A portion of the State Street Bank Program fee is reimbursed each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The reimbursement for the year ended December 31, 1999 totaled $71,250 and is allocated to each Fund based on net asset value.

  A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

     Value of Assets in all Funds                                          Rate
     ----------------------------                                          -----
     First $1.0 billion...................................................  .15%
     Next $1.8 billion.................................................... .058%
     Over $2.8 billion.................................................... .025%

  State Street Bank received trustee, management and administration fees which aggregated $2,720,359 for the year ended December 31, 1999. These fees are allocated to each Fund based on net asset value.

  The Portfolios are not charged any separate annual fees.

        American Bar Association Members/State Street Collective Trust

4. Purchases and Sales of Securities

  The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

                                                   Year ended December 31, 1999
                                                   -----------------------------
                                                     Purchases        Sales
                                                   -------------- --------------
   Aggressive Equity Fund......................... $  181,069,244 $  219,506,570
   Growth Equity Fund.............................    666,085,792    679,117,885
   Balanced Fund..................................  1,063,040,339  1,045,162,104
   Stable Asset Return Fund.......................    600,760,936    568,822,180
   Index Equity Fund..............................    309,780,668    282,066,929
   Value Equity Fund..............................     68,314,277     44,993,416
   International Equity Fund......................    174,312,920    160,132,649
   Intermediate Bond Fund.........................     41,175,664     28,710,702
   Conservative Structured Portfolio Service......     11,872,670     10,995,971
   Moderate Structured Portfolio Service..........     38,056,176     24,040,343
   Aggressive Structured Portfolio Service........     30,217,859     17,421,133

  The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                                         Year ended December 31,
                                                                  1999
                                                         -----------------------
                                                          Purchases     Sales
                                                         ----------- -----------
   Growth Equity Fund................................... $   810,847 $   830,000
   Balanced Fund........................................  54,280,475  56,542,028

5. Offering Costs

  Registration fees of $556,000 were incurred in December 1998 for the registration for sale of additional units. These fees have been allocated between the Funds based on net asset value and are being amortized over the expected period of sale of the units (two years). There were no registration fees allocated to the Portfolios.

6. Geographic and Industry Concentration

  American Depositary Receipts ("ADR's") represent ownership of foreign securities on deposit with a domestic custodian bank. Certain Funds maintain investments in ADRs, which involve special risks. These securities may be subject to foreign government taxes that reduce their attractiveness. Other risks of investing in such securities include political or economic instability in the country involved, the difficulty of predicting international trade patterns and the possibility of the imposition of exchange controls. Foreign issuers generally are not subject to uniform accounting, auditing and financial reporting standards comparable to those applicable to domestic issuers. There is generally less regulation of stock exchanges, brokers, banks and companies abroad than in the United States. With respect to certain foreign countries, there is a possibility of expropriation or diplomatic developments, which could adversely affect investment in these countries. ADRs do not lessen the risk of investing in foreign issuers; however, by investing in ADRs rather than directly in foreign issuers' stock, the Funds will avoid currency risks during the settlement period for purchases or sales. In addition, the domestic market for ADRs may be more liquid than the foreign market for the underlying securities.

        American Bar Association Members/State Street Collective Trust

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

7. Subsequent Events

  Effective May 16, 2000, assets contributed to the Intermediate Bond Fund will be allocated entirely to the PIMCO Total Return Fund. Effective May 31, 2000, assets allocated to the Barclays Global Investors Bond Index Fund will be reallocated to the PIMCO Total Return Fund.

  Effective May 31, 2000, a portion of the Value Equity Fund (approximately 25%) will be invested in the State Street Bank Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund. The remainder of the Value Equity Fund will remain actively managed.

  Effective May 31, 2000 management expects approximately 50% of the assets of the International Equity Fund will be transferred out of the T. Rowe Price International Stock Fund to become actively managed with Dresdner RCM Global Investors LLC as investment advisor.

  Certain of the Funds may lend their portfolio securities to brokers, dealers and other financial institutions (within certain restrictions) for the purpose of achieving income subsequent to December 31, 1999.

                                 EXHIBIT INDEX

 Exhibit No. Description of Document
 ----------- -----------------------
    3.1      American Bar Association Members/State Street Collective
             Trust, Declaration of Trust by State Street Bank and Trust
             Company, amended and restated December 5, 1991, included as
             Exhibit 3.1 to Registrant's Form S-1 Registration Statement
             No. 33-50080 and incorporated herein by reference thereto.
    3.2      American Bar Association Members/State Street Collective
             Trust, Amendment to Declaration of Trust by State Street
             Bank and Trust Company, dated July 31, 1995, included as
             Exhibit 3.2 to Registrant's Form S-1 Registration Statement
             No. 33-92120 and incorporated herein by reference thereto.
    3.3      American Bar Association Members/State Street Collective
             Trust, Fourth Amended Fund Declaration for the Stable Asset
             Return Fund, included as Exhibit 3.3 to Post-Effective
             Amendment No. 2 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.4      American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Intermediate Bond Fund, included as Exhibit 3.4 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.5      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Balanced Fund, included as Exhibit 3.5 to Post-Effective
             Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.6      American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Value Equity Fund, included as Exhibit 3.6 to Post-Effective
             Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.7      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Growth Equity Fund, included as Exhibit 3.7 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.8      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Index Equity Fund, included as Exhibit 3.8 to Post-Effective
             Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.9      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Aggressive Equity Fund, included as Exhibit 3.9 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.10     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             International Equity Fund, included as Exhibit 3.10 to Post-
             Effective Amendment No. 3 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.
    3.11     American Bar Association Members/State Street Collective
             Trust, First Amended and Restated Fund Declaration for the
             Structured Portfolio Service, included as Exhibit 3.11 to
             Pre-Effective Amendment No. 1 to Registrant's Registration
             Statement on Form S-1 No. 333-69427 and incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
     4.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust and Fund Declaration for each
             Fund and the Structured Portfolio Service, included in
             Exhibits No. 3.1 through 3.11 above.
    10.1     Trust Agreement of the American Bar Association Members
             Retirement Trust, amended and restated as of January 1,
             1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit
             10.1 to Registrant's Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference thereto.
    10.2     Trust Agreement of the American Bar Association Members
             Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.3     Amendment to the American Bar Association Members Retirement
             Trust, dated July 31, 1995 by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.4     Amendment to the American Bar Association Members Pooled
             Trust for Retirement Plans, dated July 31, 1995 by and
             between the American Bar Retirement Association and State
             Street Bank and Trust Company, included as Exhibit 10.4 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
    10.5     American Bar Association Members Retirement Plan--Basic Plan
             Document No. 01, as approved by the Internal Revenue Service on December 16, 1996, included as Exhibit 10.5 to Pre-
             Effective Amendment No. 1 to the Registrant's Registration
             Statement on Form S-1 No. 333-23633 and incorporated herein by reference thereto.
    10.6     American Bar Association Members Defined Benefit Pension
             Plan--Basic Plan Document No. 02 and related participation agreements, included as Exhibit 10.4 to Pre-Effective
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 No. 33-42274 and incorporated herein by reference thereto.
    10.7     Administrative and Investment Services Agreement effective
             January 1, 1999, between State Street Bank and Trust Company and the American Bar Retirement Association, included as
             Exhibit 10.7 to Registrant's Registration Statement on Form
             S-1 No. 333-69427 and incorporated herein by reference
             thereto.
    10.8     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Growth Equity
             Fund, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.9     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM
             Capital Management relating to the Growth Equity Fund,
             included as Exhibit 10.8 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Aggressive
             Equity Fund, included as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
   10.11     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit
             Investment Associates, Inc. relating to the Aggressive
             Equity Fund, included as Exhibit 10.10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference thereto.
   10.12     Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller Anderson & Sherrerd relating to the Balanced Fund,
             included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
   10.13     Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Growth
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
   10.14     Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Balanced
             Fund, included as Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
   10.15     Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford C.
             Bernstein & Co., Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
   10.16     Plan of Merger effective as of September 5, 1995 merging
             Blended Rate Fund with and into Enhanced Short Term
             Investment Fund, included as Exhibit 10.18 to Registrant's
             Form S-1 Registration Statement No. 33-92120 and
             incorporated herein by reference thereto.
   10.17     Investment Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and
             Bankers Trust Company relating to the Growth Equity Fund,
             included as Exhibit 10.2 to the Registrant's Quarterly
             Report on Form
             10-Q for the quarter ended June 30, 1997 and incorporated
             herein by reference thereto.
   24.1*     Power of Attorney.
   27.1*     Financial Data Schedule--Aggressive Equity Fund
   27.2*     Financial Data Schedule--Balanced Fund
   27.3*     Financial Data Schedule--Growth Equity Fund
   27.4*     Financial Data Schedule--Index Equity Fund
   27.5*     Financial Data Schedule--Intermediate Bond Fund
   27.6*     Financial Data Schedule--International Equity Fund
   27.7*     Financial Data Schedule--Stable Asset Return Fund
   27.8*     Financial Data Schedule--Value Equity Fund
   27.9*     Financial Data Schedule--Structured Portfolio Service
             Conservative Portfolio
   27.10*    Financial Data Schedule--Structured Portfolio Service
             Moderate Portfolio
   27.11*    Financial Data Schedule--Structured Portfolio Service
             Aggressive Portfolio

--------
* Filed herewith