Form 10-Q
period 2000-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2000-05-15
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

Part l. Financial Information
Item l. Financial Statements (unaudited)

  American Bar Association Members/ State Street Collective Trust

                       Aggressive Equity Fund

                Statement of Assets and Liabilities
                             Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $356,092,042)                                                 $551,831,908
     Cash                                                                                           153,464
     Receivable  for  investments  sold                                                             654,600
     Receivable  for  fund  units  sold                                                                   0
     Dividends  and  interest  receivable                                                           221,740
     Other  assets                                                                                   23,270
                                                                                        --------------------
          Total  assets                                                                         552,884,982
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                            4,760,192
     Payable for fund units purchased                                                               254,622
     Accrued expenses                                                                               726,240
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                       5,741,054
                                                                                        --------------------
Net Assets                                                                                     $547,143,928
                                                                                        ====================

Net asset value, redemption price and offering price per unit of beneficial interest
($547,143,928/5,589,882 units outstanding)                                                           $97.88
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                               $336,168
     Interest income                                                                                523,813
                                                                                        --------------------
          Total investment income                                                                   859,981

Expenses:
     Investment  advisory  fee                                                                      560,042
     State  Street  Bank  &  Trust  Company - program  fee                                          276,605
     American  Bar  Retirement  Association - program  fee                                           53,433
     Trustee, management and administration fees                                                     89,851
     Other  expenses  and  taxes                                                                     32,369
     Amortization  of  organization  expenses                                                         7,439
                                                                                        --------------------
          Total expenses                                                                          1,019,739
     Program fee reimbursement from State Street Bank and Trust Company                              (2,395)
                                                                                        --------------------
          Net expenses                                                                            1,017,344
                                                                                        --------------------
          Net investment loss                                                                      (157,363)
                                                                                        --------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            38,560,582
Unrealized appreciation of investments during the period                                         42,431,817
                                                                                        --------------------
          Net gain on investments                                                                80,992,399
                                                                                        --------------------
          Net increase in net assets resulting from operations                                  $80,835,036
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                     $(157,363)
          Net realized gain on investments                                                       38,560,582
          Unrealized appreciation of investments during the period                               42,431,817
                                                                                        --------------------
          Net increase in net assets resulting from operations                                   80,835,036
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                           43,663,391
          Cost of units redeemed                                                                 (9,362,368)
                                                                                        --------------------
          Net increase in net assets resulting from participant transactions                     34,301,023
                                                                                        --------------------
                    Total increase in net assets                                                115,136,059

Net Assets:
          Beginning of period                                                                   432,007,869
                                                                                        --------------------
          End of period                                                                        $547,143,928
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                         5,222,531
               Sold                                                                                 467,800
               Redeemed                                                                            (100,449)

          Outstanding-end of period                                                               5,589,882
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $0.12
Expenses                                                                                              (0.13)
                                                                                        --------------------
Net investment loss                                                                                   (0.01)
Net realized and unrealized gain on investments                                                       15.17
                                                                                        --------------------
Net increase in unit value                                                                            15.16
Net asset value at beginning of period                                                                82.72
                                                                                        --------------------
Net asset value at end of period                                                                     $97.88
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .82%
Ratio of net investment loss to average net assets*                                                   (.13)%
Portfolio turnover**                                                                                 14.39%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    5,590
---------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $456,699,582)                                                 $525,363,148
     Cash                                                                                            66,599
     Receivable  for  investments  sold                                                          10,076,697
     Receivable  for  fund  units  sold                                                                   0
     Dividends  and  interest  receivable                                                         2,284,121
     Other  assets                                                                                   24,898
                                                                                        --------------------
          Total  assets                                                                         537,815,463
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                           70,361,569
     Payable for fund units purchased                                                             1,534,612
     Accrued expenses                                                                               344,782
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                      72,240,963
                                                                                        --------------------
Net Assets                                                                                     $465,574,500
                                                                                        ====================
Net asset value, redemption price and offering price per unit of beneficial interest
($465,574,500/7,277,786 units outstanding)                                                           $63.97
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                               $921,751
     Interest income                                                                              3,026,811
                                                                                        --------------------
          Total investment income                                                                 3,948,562

Expenses:
     Investment  advisory  fee                                                                      260,521
     State  Street  Bank  &  Trust  Company - program  fee                                          249,695
     American  Bar  Retirement  Association - program  fee                                           48,313
     Trustee, management and administration fees                                                     81,185
     Other  expenses  and  taxes                                                                     29,116
     Amortization  of  organization  expenses                                                         8,099
                                                                                        --------------------
          Total expenses                                                                            676,929
     Program fee reimbursement from State Street Bank and Trust Company                              (2,165)
                                                                                        --------------------
          Net expenses                                                                              674,764
                                                                                        --------------------
          Net investment income                                                                   3,273,798
                                                                                        --------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            12,478,522
Unrealized appreciation of investments during the period                                          4,282,864
                                                                                        --------------------
          Net gain on investments                                                                16,761,386
                                                                                        --------------------
          Net increase in net assets resulting from operations                                  $20,035,184
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Increase in net assets from:
Operations:
          Net investment income                                                                  $3,273,798
          Net realized gain on investments                                                       12,478,522
          Unrealized appreciation of investments during the period                                4,282,864
                                                                                        --------------------
          Net increase in net assets resulting from operations                                   20,035,184
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                            3,918,200
          Cost of units redeemed                                                                (18,706,950)
                                                                                        --------------------
          Net decrease in net assets resulting from participant transactions                    (14,788,750)
                                                                                        --------------------
                    Total increase in net assets                                                  5,246,434

Net Assets:
          Beginning of period                                                                   460,328,066
                                                                                        --------------------
          End of period                                                                        $465,574,500
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                         7,520,223
               Sold                                                                                  64,030
               Redeemed                                                                            (306,467)

          Outstanding-end of period                                                               7,277,786
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $2.42
Expenses                                                                                              (0.40)
                                                                                        --------------------
Net investment income                                                                                  2.02
Net realized and unrealized gain on investments                                                        0.74
                                                                                        --------------------
Net increase in unit value                                                                             2.76
Net asset value at beginning of period                                                                61.21
                                                                                        --------------------
Net asset value at end of period                                                                     $63.97
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .59%
Ratio of net investment income to average net assets*                                                 2.91%
Portfolio turnover**                                                                                 49.31%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    7,278
---------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $1,094,047,591)                                             $1,798,782,121
     Cash                                                                                            60,430
     Receivable  for  investments  sold                                                           6,271,750
     Receivable  for  fund  units  sold                                                                   0
     Dividends  and  interest  receivable                                                         1,230,125
     Other  assets                                                                                  112,413
                                                                                        --------------------
          Total  assets                                                                       1,806,456,838
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                            6,582,100
     Payable for fund units purchased                                                             2,797,533
     Accrued expenses                                                                             1,509,537
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                      10,889,170
                                                                                        --------------------
Net Assets                                                                                   $1,795,567,669
                                                                                        ====================
Net asset value, redemption price and offering price per unit of beneficial interest
($1,795,567,669/2,537,316 units outstanding)                                                        $707.66
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                             $2,869,949
     Interest income                                                                                468,471
                                                                                        --------------------
          Total investment income                                                                 3,338,420

Expenses:
     Investment  advisory  fee                                                                      920,513
     State  Street  Bank  &  Trust  Company - program  fee                                          937,736
     American  Bar  Retirement  Association - program  fee                                          181,424
     Trustee, management and administration fees                                                    304,903
     Other  expenses  and  taxes                                                                    112,464
     Amortization  of  organization  expenses                                                        30,299
                                                                                        --------------------
          Total expenses                                                                          2,487,339
     Program fee reimbursement from State Street Bank and Trust Company                              (8,129)
                                                                                        --------------------
          Net expenses                                                                            2,479,210
                                                                                        --------------------
          Net investment income                                                                     859,210
                                                                                        --------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                            77,468,072
Unrealized appreciation of investments during the period                                         31,697,861
                                                                                        --------------------
          Net gain on investments                                                               109,165,933
                                                                                        --------------------
          Net increase in net assets resulting from operations                                 $110,025,143
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Increase in net assets from:
Operations:
          Net investment income                                                                    $859,210
          Net realized gain on investments                                                       77,468,072
          Unrealized appreciation of investments during the period                               31,697,861
                                                                                        --------------------
          Net increase in net assets resulting from operations                                  110,025,143
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                           22,092,922
          Cost of units redeemed                                                                (47,159,740)
                                                                                        --------------------
          Net decrease in net assets resulting from participant transactions                    (25,066,818)
                                                                                        --------------------
                    Total increase in net assets                                                 84,958,325

Net Assets:
          Beginning of period                                                                 1,710,609,344
                                                                                        --------------------
          End of period                                                                      $1,795,567,669
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                         2,575,875
               Sold                                                                                  33,191
               Redeemed                                                                             (71,750)

          Outstanding-end of period                                                               2,537,316
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $1.31
Expenses                                                                                              (0.95)
                                                                                        --------------------
Net investment income                                                                                  0.36
Net realized and unrealized loss on investments                                                       43.21
                                                                                        --------------------
Net increase in unit value                                                                            43.57
Net asset value at beginning of period                                                               664.09
                                                                                        --------------------
Net asset value at end of period                                                                    $707.66
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .59%
Ratio of net investment income to average net assets*                                                 0.20%
Portfolio turnover**                                                                                 11.21%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    2,537
---------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $243,726,772)                                                 $309,269,718
     Cash                                                                                           109,695
     Receivable  for  investments  sold                                                                   0
     Receivable  for  fund  units  sold                                                                   0
     Dividends  and  interest  receivable                                                                 0
     Other  assets                                                                                   15,941
                                                                                        --------------------
          Total  assets                                                                         309,395,354
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                              109,695
     Payable for fund units purchased                                                             2,360,335
     Accrued expenses                                                                               108,991
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                       2,579,021
                                                                                        --------------------
Net Assets                                                                                     $306,816,333
                                                                                        ====================
Net asset value, redemption price and offering price per unit of beneficial interest
($306,816,333/8,876,981 units outstanding)                                                           $34.56
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                                     $0
     Interest income                                                                                      0
                                                                                        --------------------
          Total investment income                                                                         0

Expenses:
     Investment  advisory  fee                                                                            0
     State  Street  Bank  &  Trust  Company - program  fee                                          160,111
     American  Bar  Retirement  Association - program  fee                                           30,985
     Trustee, management and administration fees                                                     52,071
     Other  expenses  and  taxes                                                                     19,174
     Amortization  of  organization  expenses                                                         5,186
                                                                                        --------------------
          Total expenses                                                                            267,527
     Program fee reimbursement from State Street Bank and Trust Company                              (1,388)
                                                                                        --------------------
          Net expenses                                                                              266,139
                                                                                        --------------------
          Net investment loss                                                                      (266,139)
                                                                                        --------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                             1,556,350
Unrealized appreciation of investments during the period                                         10,741,160
                                                                                        --------------------
          Net gain on investments                                                                12,297,511
                                                                                        --------------------
          Net increase in net assets resulting from operations                                  $12,031,371
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                     $(266,139)
          Net realized gain on investments                                                        1,556,350
          Unrealized appreciation of investments during the period                               10,741,160
                                                                                        --------------------
          Net increase in net assets resulting from operations                                   12,031,371
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                           11,044,321
          Cost of units redeemed                                                                 (9,328,588)
                                                                                        --------------------
          Net increase in net assets resulting from participant transactions                      1,715,733
                                                                                        --------------------
                    Total increase in net assets                                                 13,747,104

Net Assets:
          Beginning of period                                                                   293,069,229
                                                                                        --------------------
          End of period                                                                        $306,816,333
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                         8,828,173
               Sold                                                                                 335,603
               Redeemed                                                                            (286,795)
                                                                                        --------------------
          Outstanding-end of period                                                               8,876,981
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $0.00
Expenses                                                                                              (0.03)
                                                                                        --------------------
Net investment loss                                                                                   (0.03)
Net realized and unrealized loss on investments                                                        1.39
                                                                                        --------------------
Net increase in unit value                                                                             1.36
Net asset value at beginning of period                                                                33.20
                                                                                        --------------------
Net asset value at end of period                                                                      34.56
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .37%
Ratio of net investment income to average net assets*                                                 (.37)%
Portfolio turnover**                                                                                  3.00%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    8,877
---------------------------------------------------------------------
*Annualized
**Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than the turnover of the underlying portfolios of such collective investment fund.

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $137,526,899)                                                 $130,799,006
     Cash                                                                                                 0
     Receivable  for  investments  sold                                                                   0
     Receivable  for  fund  units  sold                                                           1,761,048
     Dividends  and  interest  receivable                                                           699,003
     Other  assets                                                                                    6,667
                                                                                        --------------------
          Total  assets                                                                         133,265,724
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                            2,488,418
     Payable for fund units purchased                                                                     0
     Accrued expenses                                                                                47,745
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                       2,536,163
                                                                                        --------------------
Net Assets                                                                                     $130,729,561
                                                                                        ====================
Net asset value, redemption price and offering price per unit of beneficial interest
($130,729,561/9,986,132 units outstanding)                                                           $13.09
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                             $2,038,037
     Interest income                                                                                      4
                                                                                        --------------------
          Total investment income                                                                 2,038,041

Expenses:
     State  Street  Bank  &  Trust  Company - program  fee                                           70,315
     American  Bar  Retirement  Association - program  fee                                           13,607
     Trustee, management and administration fees                                                     22,862
     Other  expenses  and  taxes                                                                      8,205
     Amortization  of  organization  expenses                                                         2,302
                                                                                        --------------------
          Total expenses                                                                            117,291
     Program fee reimbursement from State Street Bank and Trust Company                                (609)
                                                                                        --------------------
          Net expenses                                                                              116,682
                                                                                        --------------------
          Net investment income                                                                   1,921,359
                                                                                        --------------------
Realized and unrealized gain (loss) on investments:
Net realized loss on investments sold                                                              (511,125)
Unrealized appreciation of investments during the period                                          1,404,700
                                                                                        --------------------
          Net gain on investments                                                                   893,575
                                                                                        --------------------
          Net increase in net assets resulting from operations                                   $2,814,934
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                  $1,921,359
          Net realized loss on investments                                                         (511,125)
          Unrealized appreciation of investments during the period                                1,404,700
                                                                                        --------------------
          Net increase in net assets resulting from operations                                    2,814,934
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                            6,363,698
          Cost of units redeemed                                                                 (9,531,872)
                                                                                        --------------------
          Net decrease in net assets resulting from participant transactions                     (3,168,174)
                                                                                        --------------------
                    Total decrease in net assets                                                   (353,240)

Net Assets:
          Beginning of period                                                                   131,082,801
                                                                                        --------------------
          End of period                                                                        $130,729,561
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                        10,239,307
               Sold                                                                                 490,807
               Redeemed                                                                            (743,982)

          Outstanding-end of period                                                               9,986,132
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $0.20
Expenses                                                                                              (0.01)
                                                                                        --------------------
Net investment income                                                                                  0.19
Net realized and unrealized loss on investments                                                        0.10
                                                                                        --------------------
Net increase in unit value                                                                             0.29
Net asset value at beginning of period                                                                12.80
                                                                                        --------------------
Net asset value at end of period                                                                     $13.09
                                                                                        ====================
Ratio of expenses to average net assets*                                                              0.37%
Ratio of net investment income to average net assets*                                                 6.07%
Portfolio turnover**                                                                                  7.87%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    9,986
---------------------------------------------------------------------
*Annualized
**Not annualized. Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $115,934,758)                                                 $122,004,133
     Cash                                                                                                 0
     Receivable  for  investments  sold                                                                   0
     Receivable  for  fund  units  sold                                                           4,876,747
     Dividends  and  interest  receivable                                                                 0
     Other  assets                                                                                   33,118
                                                                                        --------------------
          Total  assets                                                                         126,913,998
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                            4,876,747
     Payable for fund units purchased                                                                     0
     Accrued expenses                                                                                40,753
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                       4,917,500
                                                                                        --------------------
Net Assets                                                                                     $121,996,498
                                                                                        ====================
Net asset value, redemption price and offering price per unit of beneficial interest
($121,996,498/4,297,539 units outstanding)                                                           $28.39
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                                     $0
     Interest income                                                                                      0
                                                                                        --------------------
          Total investment income                                                                         0

Expenses:
     Investment  advisory  fee                                                                            0
     State  Street  Bank  &  Trust  Company - program  fee                                           59,984
     American  Bar  Retirement  Association - program  fee                                           11,580
     Trustee, management and administration fees                                                     19,463
     Other  expenses  and  taxes                                                                      7,147
     Amortization  of  organization  expenses                                                         1,869
                                                                                        --------------------
          Total expenses                                                                            100,043
                                                                                        --------------------
     Program fee reimbursement from State Street Bank and Trust Company                             (28,107)
                                                                                        --------------------
          Net expenses                                                                               71,936
                                                                                        --------------------
          Net investment loss                                                                       (71,936)
                                                                                        --------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                             8,160,558
Unrealized depreciation of investments during the period                                         (6,837,971)
                                                                                        --------------------
          Net gain on investments                                                                 1,322,587
                                                                                        --------------------
          Net increase in net assets resulting from operations                                   $1,250,651
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                      $(71,936)
          Net realized gain on investments                                                        8,160,558
          Unrealized depreciation of investments during the period                               (6,837,971)
                                                                                        --------------------
          Net increase in net assets resulting from operations                                    1,250,651
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                           68,282,111
          Cost of units redeemed                                                                (53,729,290)
                                                                                        --------------------
          Net increase in net assets resulting from participant transactions                     14,552,821
                                                                                        --------------------
                    Total increase in net assets                                                 15,803,472

Net Assets:
          Beginning of period                                                                   106,193,026
                                                                                        --------------------
          End of period                                                                        $121,996,498
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                         3,756,167
               Sold                                                                               2,452,076
               Redeemed                                                                          (1,910,704)

          Outstanding-end of period                                                               4,297,539
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $0.00
Expenses                                                                                              (0.02)
                                                                                        --------------------
Net investment loss                                                                                   (0.02)
Net realized and unrealized gain on investments                                                        0.14
                                                                                        --------------------
Net increase in unit value                                                                             0.12
Net asset value at beginning of period                                                                28.27
                                                                                        --------------------
Net asset value at end of period                                                                     $28.39
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .26%
Ratio of net investment income to average net assets*                                                 (.26)%
Portfolio turnover**                                                                                 48.81%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    4,298
---------------------------------------------------------------------
*Annualized
**Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $694,064,626)                                                 $694,064,626
     Interest  Receivable                                                                           238,666
     Receivable  for  fund  units  sold                                                                   0
     Other  assets                                                                                3,686,019
                                                                                        --------------------
          Total  assets                                                                         697,989,311
                                                                                        --------------------
Liabilities
     Payable for fund units redeemed                                                              3,808,456
     Accrued expenses                                                                               249,856
                                                                                        --------------------
          Total liabilities                                                                       4,058,312
                                                                                        --------------------
Net Assets                                                                                     $693,930,999
                                                                                        ====================
Net asset value, redemption price and offering price per
unit of beneficial interest
($693,930,999/693,930,999  units  outstanding)                                                        $1.00
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Interest income                                                                                 $10,961,000
                                                                                        --------------------
Expenses:
     State  Street  Bank  &  Trust  Company - program  fee                                          378,330
     American  Bar  Retirement  Association - program  fee                                           73,175
     Trustee, management and administration fees                                                    122,936
     Other  expenses  and  taxes                                                                     44,083
     Amortization  of  organization  expenses                                                        12,176
                                                                                        --------------------
          Total expenses                                                                            630,700
     Program fee reimbursement from State Street Bank and Trust Company                              (3,279)
                                                                                        --------------------
          Net expenses                                                                              627,421
                                                                                        --------------------
          Net investment income                                                                 $10,333,579
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Decrease in net assets from:
Operations:
          Net investment income and net increase in net
            assets resulting from operations                                                    $10,333,579
                                                                                        --------------------
          Distributions from investment income                                                  (10,333,579)
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                           79,285,180
          Units issued in connection with reinvestment
            of net investment income                                                             10,333,579
          Cost of units redeemed                                                               (105,203,544)

          Net decrease in net assets resulting from
            participant transactions                                                            (15,584,785)
                                                                                        --------------------
                    Total decrease in net assets                                                (15,584,785)
                                                                                        --------------------
Net Assets:
          Beginning of period                                                                   709,515,784
                                                                                        --------------------
          End of period                                                                        $693,930,999
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                    $0.016
Expenses                                                                                             (0.001)
                                                                                        --------------------
Net investment income                                                                                 0.015
Reinvestment of net investment income                                                                (0.015)
                                                                                        --------------------
Net increase in unit value                                                                             0.00
Net asset value at beginning of period                                                                 1.00
                                                                                        --------------------
Net asset value at end of period                                                                      $1.00
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .36%
Ratio of net investment income to average net assets*                                                 5.94%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  693,931
---------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2000
                                                                                        --------------------
Assets
     Investments, at value (cost $153,845,826)                                                 $178,972,635
     Cash                                                                                            23,617
     Receivable  for  investments  sold                                                           1,926,435
     Receivable  for  fund  units  sold                                                                   0
     Dividends  and  interest  receivable                                                           308,533
     Other  assets                                                                                    9,647
                                                                                        --------------------
          Total  assets                                                                         181,240,867
                                                                                        --------------------
Liabilities
     Payable for investments purchased                                                            2,571,103
     Payable for fund units purchased                                                             2,525,394
     Accrued expenses                                                                               107,216
     Other liabilities                                                                                    0
                                                                                        --------------------
          Total liabilities                                                                       5,203,713
                                                                                        --------------------
Net Assets                                                                                     $176,037,154
                                                                                        ====================
Net asset value, redemption price and offering price per unit of beneficial interest
($176,037,154/7,031,018 units outstanding)                                                           $25.04
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income:
     Dividend income                                                                               $893,460
     Interest income                                                                                 32,036
                                                                                        --------------------
          Total investment income                                                                   925,496

Expenses:
     Investment  advisory  fee                                                                      128,948
     State  Street  Bank  &  Trust  Company - program  fee                                           91,834
     American  Bar  Retirement  Association - program  fee                                           17,791
     Trustee, management and administration fees                                                     29,888
     Other  expenses  and  taxes                                                                     11,008
     Amortization  of  organization  expenses                                                         3,154
                                                                                        --------------------
          Total expenses                                                                            282,623
     Program fee reimbursement from State Street Bank and Trust Company                                (797)
                                                                                        --------------------
          Net expenses                                                                              281,826
                                                                                        --------------------
          Net investment income                                                                     643,670
                                                                                        --------------------

Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                             2,983,325
Unrealized depreciation of investments during the period                                         (6,713,333)
                                                                                        --------------------
          Net loss on investments                                                                (3,730,008)
                                                                                        --------------------
          Net decrease in net assets resulting from operations                                  $(3,086,338)
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                          For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                    $643,670
          Net realized gain on investments                                                        2,983,325
          Unrealized depreciation of investments during the period                               (6,713,333)
                                                                                        --------------------
          Net decrease in net assets resulting from operations                                   (3,086,338)
                                                                                        --------------------
Participant transactions:
          Proceeds from sales of units                                                            8,016,591
          Cost of units redeemed                                                                 (7,772,655)
                                                                                        --------------------
          Net increase in net assets resulting from participant transactions                        243,936
                                                                                        --------------------
                    Total decrease in net assets                                                 (2,842,402)

Net Assets:
          Beginning of period                                                                   178,879,556
                                                                                        --------------------
          End of period                                                                        $176,037,154
                                                                                        ====================
Number of units:
          Outstanding-beginning of period                                                         7,011,036
               Sold                                                                                 345,849
               Redeemed                                                                            (325,867)
                                                                                        --------------------
          Outstanding-end of period                                                               7,031,018
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                               For the period
                                                                                          January 1, 2000
                                                                                         to March 31, 2000
                                                                                        --------------------
Investment income                                                                                     $0.13
Expenses                                                                                              (0.04)
                                                                                        --------------------
Net investment income                                                                                  0.09
Net realized and unrealized loss on investments                                                       (0.56)
                                                                                        --------------------
Net decrease in unit value                                                                            (0.47)
Net asset value at beginning of period                                                                25.51
                                                                                        --------------------
Net asset value at end of period                                                                     $25.04
                                                                                        ====================
Ratio of expenses to average net assets*                                                               .68%
Ratio of net investment income to average net assets*                                                 1.56%
Portfolio turnover**                                                                                  6.76%
Number  of  units  outstanding  at  end  of  period (in thousands)                                    7,031
---------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                March 31, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $25,321,413)                                                                          $28,034,790
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    413,694
     Receivable  for  fund  units  sold                                                                                     37,568
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                 28,486,052
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     451,262
     Payable for fund units purchased                                                                                            0
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                451,262
                                                                                                           ------------------------
Net Assets                                                                                                             $28,034,790
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($28,034,790/1,706,730 units outstanding)                                                                                   $16.43
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                             Statement of Operations
                                    Unaudited

                                                                                                               For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Investment income:
     Dividend income                                                                                                            $0
     Interest income                                                                                                             0
                                                                                                           ------------------------
          Total investment income                                                                                                0

Expenses:
     Investment  advisory  fee                                                                                                   0
     State  Street  Bank  &  Trust  Company - program  fee                                                                       0
     American  Bar  Retirement  Association - program  fee                                                                       0
     Trustee, management and administration fees                                                                                 0
     Other  expenses  and  taxes                                                                                                 0
     Amortization  of  organization  expenses                                                                                    0
                                                                                                           ------------------------
          Total expenses                                                                                                         0
                                                                                                           ------------------------

          Net investment income                                                                                                  0
                                                                                                           ------------------------

Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                                                      352,943
Unrealized appreciation of investments during the period                                                                   247,016
                                                                                                           ------------------------

          Net gain on investments                                                                                          599,959
                                                                                                           ------------------------

          Net increase in net assets resulting from operations                                                            $599,959
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                                               For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                                                 $0
          Net realized gain on investments                                                                                 352,943
          Unrealized appreciation of investments during the period                                                         247,016
                                                                                                           ------------------------
          Net increase in net assets resulting from operations                                                             599,959
                                                                                                           ------------------------
Participant transactions:
          Proceeds from sales of units                                                                                   3,064,262
          Cost of units redeemed                                                                                        (1,449,089)
                                                                                                           ------------------------
          Net increase in net assets resulting from participant transactions                                             1,615,173
                                                                                                           ------------------------
                    Total increase in net assets                                                                         2,215,132

Net Assets:
          Beginning of period                                                                                           25,819,658
                                                                                                           ------------------------
          End of period                                                                                                $28,034,790
                                                                                                           ========================
Number of units:
          Outstanding-beginning of period                                                                                1,608,068
               Sold                                                                                                        189,730
               Redeemed                                                                                                    (91,068)

          Outstanding-end of period                                                                                      1,706,730
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                                                    For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Investment income                                                                                                            $0.00
Expenses                                                                                                                      0.00
                                                                                                           ------------------------
Net investment income                                                                                                         0.00
Net realized and unrealized gain on investments                                                                               0.37
                                                                                                           ------------------------
Net increase in unit value                                                                                                    0.37
Net asset value at beginning of period                                                                                       16.06
                                                                                                           ------------------------
Net asset value at end of period                                                                                            $16.43
                                                                                                           ========================
Ratio of expenses to average net assets*                                                                                     0.00%
Ratio of net investment income to average net assets*                                                                        0.00%
Portfolio turnover**                                                                                                         9.05%
Number  of  units  outstanding  at  end  of  period (in thousands)                                                           1,707
-----------------------------------------------------------------------------------
*Annualized
**Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                March 31, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $98,457,770)                                                                         $119,251,655
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                  2,313,408
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                121,565,063
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   2,147,153
     Payable for fund units purchased                                                                                      166,255
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              2,313,408
                                                                                                           ------------------------
Net Assets                                                                                                            $119,251,655
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($119,251,655/6,212,998 units outstanding)                                                                                  $19.19
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Statement of Operations
                                    Unaudited

                                                                                                               For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Investment income:
     Dividend income                                                                                                            $0
     Interest income                                                                                                             0
                                                                                                           ------------------------
          Total investment income                                                                                                0

Expenses:
     Investment  advisory  fee                                                                                                   0
     State  Street  Bank  &  Trust  Company - program  fee                                                                       0
     American  Bar  Retirement  Association - program  fee                                                                       0
     Trustee, management and administration fees                                                                                 0
     Other  expenses  and  taxes                                                                                                 0
     Amortization  of  organization  expenses                                                                                    0
                                                                                                           ------------------------
          Total expenses                                                                                                         0
                                                                                                           ------------------------
          Net investment income                                                                                                  0
                                                                                                           ------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                                                    2,662,324
Unrealized appreciation of investments during the period                                                                   184,904
                                                                                                           ------------------------
          Net gain on investments                                                                                        2,847,228
                                                                                                           ------------------------
          Net increase in net assets resulting from operations                                                          $2,847,228
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                                               For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                                                 $0
          Net realized gain on investments                                                                               2,662,324
          Unrealized appreciation of investments during the period                                                         184,904
                                                                                                           ------------------------
          Net increase in net assets resulting from operations                                                           2,847,228
                                                                                                           ------------------------
Participant transactions:
          Proceeds from sales of units                                                                                   8,221,331
          Cost of units redeemed                                                                                        (4,160,197)
                                                                                                           ------------------------
          Net increase in net assets resulting from participant transactions                                             4,061,134
                                                                                                           ------------------------
                    Total increase in net assets                                                                         6,908,362

Net Assets:
          Beginning of period                                                                                          112,343,293
                                                                                                           ------------------------
          End of period                                                                                               $119,251,655
                                                                                                           ========================
Number of units:
          Outstanding-beginning of period                                                                                5,999,864
               Sold                                                                                                        437,549
               Redeemed                                                                                                   (224,415)

          Outstanding-end of period                                                                                      6,212,998
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                                                    For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Investment income                                                                                                            $0.00
Expenses                                                                                                                      0.00
                                                                                                           ------------------------
Net investment income                                                                                                         0.00
Net realized and unrealized gain on investments                                                                               0.47
                                                                                                           ------------------------
Net increase in unit value                                                                                                    0.47
Net asset value at beginning of period                                                                                       18.72
                                                                                                           ------------------------
Net asset value at end of period                                                                                            $19.19
                                                                                                           ========================
Ratio of expenses to average net assets*                                                                                     0.00%
Ratio of net investment income to average net assets*                                                                        0.00%
Portfolio turnover**                                                                                                         7.76%
Number  of  units  outstanding  at  end  of  period (in thousands)                                                           6,213
--------------------------------------------------------------------------------
*Annualized
**Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                March 31, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $79,040,981)                                                                         $104,108,023
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                  2,055,103
     Receivable  for  fund  units  sold                                                                                          0
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                106,163,126
                                                                                                           ------------------------

Liabilities
     Payable for investments purchased                                                                                   1,933,140
     Payable for fund units purchased                                                                                      121,963
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              2,055,103
                                                                                                           ------------------------
Net Assets                                                                                                            $104,108,023
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
($104,108,023/4,597,051 units outstanding)                                                                                  $22.65
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                             Statement of Operations
                                    Unaudited

                                                                                                               For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Investment income:
     Dividend income                                                                                                            $0
     Interest income                                                                                                             0
                                                                                                           ------------------------
          Total investment income                                                                                                0

Expenses:
     Investment  advisory  fee                                                                                                   0
     State  Street  Bank  &  Trust  Company - program  fee                                                                       0
     American  Bar  Retirement  Association - program  fee                                                                       0
     Trustee, management and administration fees                                                                                 0
     Other  expenses  and  taxes                                                                                                 0
     Amortization  of  organization  expenses                                                                                    0
                                                                                                           ------------------------
          Total expenses                                                                                                         0
                                                                                                           ------------------------
          Net investment income                                                                                                  0
                                                                                                           ------------------------
Realized and unrealized gain (loss) on investments:
Net realized gain on investments sold                                                                                    2,896,012
Unrealized appreciation of investments during the period                                                                   547,048
                                                                                                           ------------------------
          Net gain on investments                                                                                        3,443,060
                                                                                                           ------------------------
          Net increase in net assets resulting from operations                                                          $3,443,060
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                                               For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                                                 $0
          Net realized gain on investments                                                                               2,896,012
          Unrealized appreciation of investments during the period                                                         547,048
                                                                                                           ------------------------
          Net increase in net assets resulting from operations                                                           3,443,060
                                                                                                           ------------------------
Participant transactions:
          Proceeds from sales of units                                                                                   6,939,803
          Cost of units redeemed                                                                                        (2,818,306)
                                                                                                           ------------------------
          Net increase in net assets resulting from participant transactions                                             4,121,497
                                                                                                           ------------------------
                    Total increase in net assets                                                                         7,564,557

Net Assets:
          Beginning of period                                                                                           96,543,466
                                                                                                           ------------------------
          End of period                                                                                               $104,108,023
                                                                                                           ========================
Number of units:
          Outstanding-beginning of period                                                                                4,412,326
               Sold                                                                                                        314,931
               Redeemed                                                                                                   (130,206)

          Outstanding-end of period                                                                                      4,597,051
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:                                                    For the period
                                                                                                               January 1, 2000
                                                                                                              to March 31, 2000
                                                                                                           ------------------------
Investment income                                                                                                            $0.00
Expenses                                                                                                                      0.00
                                                                                                           ------------------------
Net investment income                                                                                                         0.00
Net realized and unrealized gain on investments                                                                               0.77
                                                                                                           ------------------------
Net increase in unit value                                                                                                    0.77
Net asset value at beginning of period                                                                                       21.88
                                                                                                           ------------------------
Net asset value at end of period                                                                                            $22.65
                                                                                                           ========================
Ratio of expenses to average net assets*                                                                                     0.00%
Ratio of net investment income to average net assets*                                                                        0.00%
Portfolio turnover**                                                                                                         7.56%
Number  of  units  outstanding  at  end  of  period (in thousands)                                                           4,597
--------------------------------------------------------------------------------
*Annualized
**Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The first quarter of 2000 was very volatile but in the end the overall domestic equity market had a fairly strong quarter. Small capitalization stocks outperformed large capitalization stocks while growth investing performed considerably better than value investing. The energy sector had strong positive returns, as did technology and producer durables. Consumer staples along with the materials and processing sector were the weakest as both posted negative returns. In the domestic bond market, shorter term bond yields increased as the Federal Reserve increased the short term lending rate to offset possible inflation. The longer term bond yields decreased due in part to a Treasury planned buyback program. The international markets finished with the established markets having a flat return in U.S. dollars while emerging markets performed well.

Aggressive Equity Fund

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 2000, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 18.34%. By comparison, the Russell 2000 Index produced a total return of 7.08% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were technology, consumer discretionary and services and health care. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at March 31, 2000 included JDS Uniphase Corp., Applied Micro Circuits Corp., Xilinx Inc., Qualcomm Inc. and Check Point Software Technologies, Ltd.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended March 31, 2000, the Balanced Fund experienced a total return, net of Expenses, of 4.52%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 3.51%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, consumer discretionary and services and financial services. Securities representing the largest holdings based on market value in the Balanced Fund at March 31, 2000 included AT&T Corp., Applied Materials Inc., Pfizer Inc., Astrazeneca PLC and BankAmerica Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

         For the quarter ended March 31, 2000, the Growth Equity Fund experienced a total return, net of Expenses, of 6.57%. By comparison, the Russell 1000 Growth Index produced a return of 4.37% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were technology, health care and consumer discretionary and services. Securities representing the largest holdings based on market value in the Growth Equity Fund at March 31, 2000 included Cisco Systems Inc., General Electric Company, Microsoft Corp., Intel Corp. and EMC Corp.

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

         The Fund produced a total return, net of Expenses, of 4.12% for the quarter ended March 31, 2000. By comparison, the Russell 3000 Index produced a return of 4.57% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. During the quarter ended March 31, 2000, a portion of the Intermediate Bond Fund (approximately two-thirds) was actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. During this period, two-thirds of all contributions to the Fund were invested in the PIMCO Total Return Fund and the remaining one-third was invested in the Barclays Global Investors Bond Index Fund.

         For the quarter ended March 31, 2000, the Intermediate Bond Fund experienced a total return, net of Expenses, of 2.28%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 2.21% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         State Street has determined that, effective May 31, 2000, the entire Intermediate Bond Fund will be invested utilizing an actively managed fixed income strategy rather than utilizing a partly indexed strategy. To accomplish this, after May 15, 2000, assets contributed or transferred to the Intermediate Bond Fund will be allocated entirely to the PIMCO Total Return Fund. During May 2000, assets formerly allocated to the indexed portion of the Intermediate Bond Fund will be withdrawn from the Barclays Global Investors Bond Index Fund and transferred to the PIMCO Total Return Fund. These withdrawals and transfers are expected to take place gradually over several days in order to avoid disruptions to the Intermediate Bond Fund, the Barclays Global Investors Bond Index Fund and the PIMCO Total Return Fund. During this period, the Intermediate Bond Fund may have a larger cash balance than it otherwise would.

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

         For the quarter ended March 31, 2000, the International Equity Fund experienced a total return, net of Expenses, of 0.42%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 0.70%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of March 31, 2000, the most heavily weighted countries in the T. Rowe Price International Stock Fund were Japan, the United Kingdom, France and the Netherlands. The securities representing the largest holdings based on market value were Vodafone Airtouch Plc., Nokia Corp., Sony Corp., Murata Manufacturing Co. Ltd. and Television Francaise.

         As of March 31, 2000, $122 million in assets were invested in the Fund and all of these assets were invested in the T. Rowe Price International Stock Fund. In light of the amount of assets invested in the Fund, State Street expects to transfer approximately 50% of the assets of the International Equity Fund to a separate collective trust portfolio managed by State Street. State Street expects that this transfer will take place gradually over several days and will be completed as of May 31, 2000. During this period, the International Equity Fund may have a larger cash balance than it otherwise would. State Street will retain Dresdner RCM Global Investors LLC to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the collective trust portfolio portion of the International Equity Fund.

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

         For the quarter ended March 31, 2000, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.91%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 5.12%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

Value Equity Fund

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         For the quarter ended March 31, 2000, the Value Equity Fund experienced a total return, net of Expenses, of (1.86)%. By comparison, the Russell 1000 Value Index produced a return of .48% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Value Equity Fund were technology, industrials and financial services. Securities representing the largest holdings based on market value in the Value Equity Fund at March 31, 2000 included Microsoft Corp., General Electric Company, Cisco Systems Inc., Intel Corp. and Exxon Mobil Corp.

         State Street has determined that, effective May 31, 2000, a portion of the Value Equity Fund (approximately 25%) will be invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund will remain actively managed. State Street expects that on or prior to May 31, 2000, approximately 25% of the assets in the Value Equity Fund will be transferred to the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. The transfer of these assets may be spread over several days to avoid disruption to the operation of the Value Equity Fund and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund.

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

         For the quarter ended March 31, 2000, the Structured Portfolio Service experienced a total return, net of Expenses, of 2.31% for the Conservative Portfolio, 2.51% for the Moderate Portfolio, and 3.50 for the Aggressive Portfolio.

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

                                   AMERICAN BAR ASSOCIATION MEMBERS/
                                   STATE STREET COLLECTIVE TRUST


May 12, 2000                       By: /s/ BETH M. HALBERSTADT
                                   ------------------------------
                                   Beth M. Halberstadt
                                   Vice President and Chief Financial Officer


May 12, 2000                       By: /s/ SUSAN C. DANIELS
                                   -----------------------------
                                   Susan C. Daniels
                                   Treasurer and Chief Accounting Officer