Form 10-Q
period 2000-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2000-08-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

SIGNATURES.....................................................51

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $360,512,723)                                                                        $517,641,587
     Cash                                                                                                                      828
     Receivable  for  investments  sold                                                                                  7,730,990
     Receivable  for  fund  units  sold                                                                                    135,667
     Dividends  and  interest  receivable                                                                                  322,306
     Other  assets                                                                                                          18,342
                                                                                                           ------------------------
          Total  assets                                                                                                525,849,720
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   2,562,905
     Payable for fund units purchased                                                                                    6,620,832
     Accrued expenses                                                                                                      700,299
     Other liabilities                                                                                                           0
                                                                                                          ------------------------
          Total liabilities                                                                                              9,884,036
                                                                                                           ------------------------

Net Assets                                                                                                            $515,965,684
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
( $515,965,684/5,562,478 units outstanding)                                                                                 $92.76
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $460,198                $796,366
     Interest income                                                                               441,664                 965,477
                                                                                   ------------------------------------------------
          Total investment income                                                                  901,862               1,761,843

Expenses:
     Investment  advisory  fee                                                                     518,714               1,078,756
     State  Street  Bank  &  Trust  Company - program  fee                                         259,565                 536,170
     American  Bar  Retirement  Association - program  fee                                          49,504                 102,937
     Trustee, management and administration fees                                                    82,400                 172,251
     Other  expenses  and  taxes                                                                    30,503                  62,872
     Registration fees                                                                               7,119                  14,558
                                                                                   ------------------------------------------------
          Total expenses                                                                           947,805               1,967,544
Program fee reimbursement from State Street Bank and Trust Company                                  (2,193)                 (4,588)
                                                                                   ------------------------------------------------
          Net expenses                                                                             945,612               1,962,956
                                                                                   ------------------------------------------------
          Net investment loss                                                                      (43,750)               (201,113)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  9,886,510              48,447,092
          Unrealized appreciation (depreciation) of investments during the period              (38,611,002)              3,820,815
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                       (28,724,492)             52,267,907
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(28,768,242)            $52,066,794
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                 $    (43,750)           $   (201,113)
          Net realized gain on investments                                                       9,886,510              48,447,092
          Unrealized appreciation (depreciation) of
            investments during the period                                                      (38,611,002)              3,820,815
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (28,768,242)             52,066,794
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                          17,877,147              61,540,538
          Cost of units redeemed                                                               (20,287,149)            (29,649,517)

          Net increase (decrease) in net assets resulting
            from participant transactions                                                      (2,410,002)             31,891,021
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                    (31,178,244)             83,957,815

Net Assets:
          Beginning of period                                                                  547,143,928             432,007,869
                                                                                   ------------------------------------------------
          End of period                                                                       $515,965,684            $515,965,684
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        5,589,882               5,222,531
               Sold                                                                                203,737                 671,537
               Redeemed                                                                           (231,141)               (331,590)

          Outstanding-end of period                                                              5,562,478               5,562,478
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.12                   $0.24
Expenses                                                                                             (0.13)                  (0.27)
                                                                                   ------------------------------------------------
Net investment loss                                                                                  (0.01)                  (0.03)
Net realized and unrealized gain (loss) on investments                                               (5.11)                  10.07
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (5.12)                  10.04
Net asset value at beginning of period                                                               97.88                   82.72
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $92.76                  $92.76
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.80%                   0.80%
Ratio of net investment income to average net assets*                                               (0.04)%                 (0.08)%
Portfolio turnover**                                                                                13.03%                  27.45%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   5,562                   5,562
-----------------------------------------------------------------------------------

*  Annualized

** Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                   June 30, 2000
                                                                                              ------------------------
Assets
     Investments, at value (cost $454,534,233)                                                           $509,684,872
     Cash                                                                                                       1,239
     Receivable  for  investments  sold                                                                    14,578,054
     Receivable  for  fund  units  sold                                                                        98,406
     Dividends  and  interest  receivable                                                                   2,190,823
     Other  assets                                                                                             19,238
                                                                                              ------------------------
          Total  assets                                                                                   526,572,632
                                                                                              ------------------------
Liabilities
     Payable for investments purchased                                                                     65,369,679
     Payable for fund units purchased                                                                       3,014,130
     Accrued expenses                                                                                         380,923
     Other liabilities
                                                                                              ------------------------
          Total liabilities                                                                                68,764,732
                                                                                              ------------------------
Net Assets                                                                                               $457,807,900
                                                                                              ========================
Net asset value, redemption price and offering price per unit of beneficial
interest ($457,807,900/ 7,239,409 units outstanding)                                                           $63.24
                                                                                              ========================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $811,635              $1,733,386
     Interest income                                                                             3,131,982               6,158,793
                                                                                   ------------------------------------------------
          Total investment income                                                                3,943,617               7,892,179
Expenses:
     Investment  advisory  fee                                                                     251,955                 512,476
     State  Street  Bank  &  Trust  Company - program  fee                                         247,649                 497,344
     American  Bar  Retirement  Association - program  fee                                          47,255                  95,568
     Trustee, management and administration fees                                                    78,611                 159,796
     Other  expenses  and  taxes                                                                    29,114                  58,230
     Registration Fees                                                                               7,751                  15,850
                                                                                   ------------------------------------------------
          Total expenses                                                                           662,335               1,339,264
Program fee reimbursement from State Street Bank and Trust Company                                  (2,093)                 (4,258)
                                                                                   ------------------------------------------------
          Net expenses                                                                             660,242               1,335,006
                                                                                   ------------------------------------------------
          Net investment income                                                                  3,283,375               6,557,173
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  4,941,831              17,420,353
          Unrealized depreciation of investments during the period                             (13,512,985)             (9,230,121)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                        (8,571,154)              8,190,232
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      $(5,287,779)            $14,747,405
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                 $3,283,375              $6,557,173
          Net realized gain on investments                                                       4,941,831              17,420,353
          Unrealized depreciation of investments during the period                             (13,512,985)             (9,230,121)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (5,287,779)             14,747,405
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                           8,288,039              12,206,239
          Cost of units redeemed                                                               (10,766,860)            (29,473,810)

          Net decrease in net assets resulting from participant transactions                    (2,478,821)            (17,267,571)
                                                                                   ------------------------------------------------
                    Total decrease in net assets                                                (7,766,600)             (2,520,166)

Net Assets:
          Beginning of period                                                                  465,574,500             460,328,066
                                                                                   ------------------------------------------------
          End of period                                                                       $457,807,900            $457,807,900
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        7,277,786               7,520,223
               Sold                                                                                131,681                 195,711
               Redeemed                                                                           (170,058)               (476,525)

          Outstanding-end of period                                                              7,239,409               7,239,409
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.54                   $1.08
Expenses                                                                                             (0.09)                  (0.18)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.45                    0.90
Net realized and unrealized gain (loss) on investments                                               (1.18)                   1.13
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.73)                   2.03
Net asset value at beginning of period                                                               63.97                   61.21
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $63.24                  $63.24
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.59%                   0.59%
Ratio of net investment income to average net assets*                                                2.93%                   2.88%
Portfolio turnover**                                                                                50.04%                  99.36%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,239                   7,239
-----------------------------------------------------------------------------------

*    Annualized

**   Not annualized

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $1,122,947,899)                                                                    $1,737,223,867
     Cash                                                                                                                    6,933
     Receivable  for  investments  sold                                                                                 90,109,078
     Receivable  for  fund  units  sold                                                                                    437,673
     Dividends  and  interest  receivable                                                                                  811,190
     Other  assets                                                                                                         117,208
                                                                                                           ------------------------

          Total  assets                                                                                              1,828,705,949
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                  74,998,636
     Payable for fund units purchased                                                                                   16,357,988
     Accrued expenses                                                                                                    2,121,644
     Other liabilities                                                                                                       2,887
                                                                                                           ------------------------
          Total liabilities                                                                                             93,481,155

Net Assets                                                                                                          $1,735,224,794
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
( $1,735,224,794/2,508,160 units outstanding)                                                                                $691.83
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $2,334,041              $5,203,990
     Interest income                                                                               435,315                 903,786
                                                                                   ------------------------------------------------
          Total investment income                                                                2,769,356               6,107,776

Expenses:
     Investment  advisory  fee                                                                     884,197               1,804,710
     State  Street  Bank  &  Trust  Company - program  fee                                         916,117               1,853,853
     American  Bar  Retirement  Association - program  fee                                         174,771                 356,195
     Trustee, management and administration fees                                                   290,780                 595,683
     Other  expenses  and  taxes                                                                   107,669                 220,132
     Registration fees                                                                              28,997                  59,297
                                                                                   ------------------------------------------------
          Total expenses                                                                         2,402,531               4,889,870
Program fee reimbursement from State Street Bank and Trust Company                                  (7,742)                (15,871)
                                                                                   ------------------------------------------------
          Net expenses                                                                           2,394,789               4,873,999
                                                                                   ------------------------------------------------
          Net investment income                                                                    374,567               1,233,777
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                 49,574,289             127,042,361
          Unrealized depreciation of investments during the period                             (90,551,724)            (58,853,863)
                                                                                   ------------------------------------------------

          Net gain (loss) on investments                                                       (40,977,435)             68,188,498
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(40,602,868)            $69,422,275
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                   $374,567              $1,233,777
          Net realized gain on investments                                                      49,574,289             127,042,361
          Unrealized depreciation of investments during the period                             (90,551,724)            (58,853,863)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (40,602,868)             69,422,275
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          23,517,285              45,610,207
          Cost of units redeemed                                                               (43,257,292)            (90,417,032)

          Net decrease in net assets resulting from participant transactions                   (19,740,007)            (44,806,825)
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                    (60,342,875)             24,615,450
Net Assets:
          Beginning of period                                                                1,795,567,669           1,710,609,344
                                                                                   ------------------------------------------------
          End of period                                                                     $1,735,224,794          $1,735,224,794
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        2,537,316               2,575,875
               Sold                                                                                 34,917                  68,108
               Redeemed                                                                            (64,073)               (135,823)

          Outstanding-end of period                                                              2,508,160               2,508,160
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                    $1.09                   $2.40
Expenses                                                                                             (0.95)                  (1.92)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.14                    0.48
Net realized and unrealized gain (loss) on investments                                              (15.97)                  27.26
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                               (15.83)                  27.74
Net asset value at beginning of period                                                              707.66                  664.09
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                   $691.83                 $691.83
                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.58%                   0.58%
Ratio of net investment income to average net assets*                                                0.09%                   0.14%
Portfolio turnover**                                                                                15.75%                  26.97%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   2,508                   2,508
-----------------------------------------------------------------------------------

*    Annualized

**   Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $304,888,823)                                                                        $308,293,031
     Cash                                                                                                                  252,228
     Receivable  for  investments  sold                                                                                          0
     Receivable  for  fund  units  sold                                                                                     99,740
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                          12,255
                                                                                                           ------------------------
          Total  assets                                                                                                308,657,254
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     252,228
     Payable for fund units purchased                                                                                    1,888,728
     Accrued expenses                                                                                                      108,126
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              2,249,082
                                                                                                           ------------------------

Net Assets                                                                                                            $306,408,172
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($306,408,172/9,191,034 units outstanding)                                                                                 $33.34
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         164,422                 324,533
     American  Bar  Retirement  Association - program  fee                                          31,343                  62,328
     Trustee, management and administration fees                                                    52,173                 104,244
     Other  expenses  and  taxes                                                                    19,317                  38,491
     Registration Fees                                                                               5,074                  10,260
                                                                                   ------------------------------------------------
          Total expenses                                                                           272,329                 539,856
Program fee reimbursement from State Street Bank and Trust Company                                  (1,389)                 (2,777)
                                                                                   ------------------------------------------------
          Net expenses                                                                             270,940                 537,079
                                                                                   ------------------------------------------------
          Net investment loss                                                                     (270,940)               (537,079)
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                 51,882,106              53,438,456
          Unrealized depreciation of investments during the period                             (62,138,738)            (51,397,578)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                       (10,256,632)              2,040,878
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                     $(10,527,572)             $1,503,799
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                    $(270,940)              ($537,079)
          Net realized gain on investments                                                      51,882,106              53,438,456
          Unrealized depreciation of investments during the period                             (62,138,738)            (51,397,578)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      (10,527,572)              1,503,799
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                          17,988,641              29,032,962
          Cost of units redeemed                                                                (7,869,230)            (17,197,818)

          Net increase in net assets resulting from participant transactions                    10,119,411              11,835,144
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                       (408,161)             13,338,943
Net Assets:
          Beginning of period                                                                  306,816,333             293,069,229
                                                                                   ------------------------------------------------
          End of period                                                                       $306,408,172            $306,408,172
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        8,876,981               8,828,173
               Sold                                                                                551,757                 887,360
               Redeemed                                                                           (237,704)               (524,499)

          Outstanding-end of period                                                              9,191,034               9,191,034
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                             (0.03)                  (0.06)
                                                                                   ------------------------------------------------
Net investment loss                                                                                  (0.03)                  (0.06)
Net realized and unrealized gain (loss) on investments                                               (1.19)                   0.20
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (1.22)                   0.14
Net asset value at beginning of period                                                               34.56                   33.20
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $33.34                  $33.34

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.37%                   0.37%
Ratio of net investment income to average net assets*                                               (0.37)%                 (0.37)%
Portfolio turnover**                                                                               103.06%                 107.58%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  9,191                   9,191
-----------------------------------------------------------------------------------

*    Annualized

** Not annualized. Reflects purchases and sales of units of the collective investment funds in which the fund invests, rather than the turnover of the underlying portfolios of such collective investment funds.

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $137,862,416)                                                                        $134,368,122
     Cash
     Receivable  for  investments  sold                                                                                    204,444
     Receivable  for  fund  units  sold                                                                                    201,525
     Dividends  and  interest  receivable                                                                                  730,612
     Other  assets                                                                                                           5,422
                                                                                                           ------------------------
          Total  assets                                                                                                135,510,125
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     773,878
     Payable for fund units purchased                                                                                      376,250
     Accrued expenses                                                                                                       46,962
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,197,090
                                                                                                           ------------------------

Net Assets                                                                                                            $134,313,035
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
( $134,313,035/10,103,559 units outstanding)                                                                                $13.29
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $1,989,510              $4,027,547
     Interest income                                                                                     0                       4
                                                                                   ------------------------------------------------
          Total investment income                                                                1,989,510               4,027,551

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                          71,826                 142,141
     American  Bar  Retirement  Association - program  fee                                          13,698                  27,305
     Trustee, management and administration fees                                                    22,794                  45,656
     Other  expenses  and  taxes                                                                     8,441                  16,646
     Registration Fees                                                                               2,252                   4,554
                                                                                   ------------------------------------------------
          Total expenses                                                                           119,011                 236,302
Program fee reimbursement from State Street Bank and Trust Company                                    (608)                 (1,217)
                                                                                   ------------------------------------------------
          Net expenses                                                                             118,403                 235,085
                                                                                   ------------------------------------------------
          Net investment income                                                                  1,871,107               3,792,466
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                                 (3,063,723)             (3,574,848)
          Unrealized appreciation of investments during the period                               3,233,599               4,638,299
                                                                                   ------------------------------------------------
          Net gain on investments                                                                  169,876               1,063,451
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                  $2,040,983              $4,855,917
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $1,871,107              $3,792,466
          Net realized loss on investments                                                      (3,063,723)             (3,574,848)
          Unrealized appreciation of investments during the period                               3,233,599               4,638,299
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   2,040,983               4,855,917
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                           5,197,608              11,561,307
          Cost of units redeemed                                                                (3,655,117)            (13,186,989)

          Net increase (decrease) in net assets resulting
          from participant transactions                                                          1,542,491              (1,625,682)
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                 3,583,474               3,230,235

Net Assets:
          Beginning of period                                                                  130,729,561             131,082,801
                                                                                   ------------------------------------------------
          End of period                                                                       $134,313,035            $134,313,036
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        9,986,132               10,239,307
               Sold                                                                                396,100                  886,907
               Redeemed                                                                           (278,673)              (1,022,655)

          Outstanding-end of period                                                             10,103,559               10,103,559
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.20                   $0.40
Expenses                                                                                             (0.01)                  (0.02)
                                                                                  ------------------------------------------------
Net investment income                                                                                 0.19                    0.38
Net realized and unrealized gain on investments                                                       0.01                    0.11
                                                                                   ------------------------------------------------
Net increase in unit value                                                                            0.20                    0.49
Net asset value at beginning of period                                                               13.09                   12.80
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $13.29                  $13.29

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.37%                   0.37%
Ratio of net investment income to average net assets*                                                5.90%                   5.90%
Portfolio turnover**                                                                                36.34%                  45.48%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  10,104                  10,104
-----------------------------------------------------------------------------------

*    Annualized

** Not annualized. Reflects purchases and sales of shares of the registered investment companies in which the fund invests, rather than turnover of the underlying portfolio of such registered investment companies.

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $116,623,362)                                                                        $122,874,834
     Cash                                                                                                                      666
     Receivable  for  investments  sold                                                                                     50,490
     Receivable  for  fund  units  sold                                                                                  2,945,303
     Dividends  and  interest  receivable                                                                                  121,070
     Other  assets                                                                                                          27,062
                                                                                                           ------------------------
          Total  assets                                                                                                126,019,425
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   2,262,043
     Payable for fund units purchased                                                                                      787,447
     Accrued expenses                                                                                                       67,089
     Other liabilities                                                                                                           0
                                                                                                           ------------------------

          Total liabilities                                                                                              3,116,579
                                                                                                           ------------------------

Net Assets                                                                                                            $122,902,846
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
($122,902,846/4,560,902 units outstanding)                                                                                 $26.95
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                               $69,943                 $69,943
     Interest income                                                                               117,943                 117,943
                                                                                   ------------------------------------------------
          Total investment income                                                                  187,886                 187,886
Expenses:
     Investment  advisory  fee                                                                      25,565                  25,565
     State  Street  Bank  &  Trust  Company - program  fee                                          64,795                 124,779
     American  Bar  Retirement  Association - program  fee                                          12,375                  23,955
     Trustee, management and administration fees                                                    20,605                  40,068
     Other  expenses  and  taxes                                                                     7,621                  14,768
     Registration Fees                                                                               1,870                   3,739
                                                                                   ------------------------------------------------
          Total expenses                                                                           132,831                 232,874
Program fee reimbursement from State Street Bank and Trust Company                                 (23,470)                (51,577)
                                                                                   ------------------------------------------------
          Net expenses                                                                             109,361                 181,297
                                                                                   ------------------------------------------------
          Net investment income                                                                     78,525                   6,589
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                                         (10,368,672)              2,443,346
          Unrealized appreciation (depreciation) of investments during the period                4,907,230              (6,655,874)
                                                                                   ------------------------------------------------
          Net loss on investments                                                               (5,461,442)             (4,212,528)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                                 $(5,382,917)            $(4,205,939)
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                    $78,525                  $6,589
          Net realized gain (loss) on investments                                              (10,368,672)              2,443,346
          Unrealized appreciation (depreciation) of investments during the period                4,907,230              (6,655,874)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                                  (5,382,917)             (4,205,939)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          81,098,666             149,382,514
          Cost of units redeemed                                                               (74,809,401)           (128,466,755)

          Net increase in net assets resulting from participant transactions                     6,289,265              20,915,759
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                   906,348              16,709,820
Net Assets:
          Beginning of period                                                                  121,996,498             106,193,026
                                                                                   ------------------------------------------------
          End of period                                                                       $122,902,846            $122,902,846
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        4,297,539               3,756,167
               Sold                                                                              3,063,594               5,515,670
               Redeemed                                                                         (2,800,231)             (4,710,935)

          Outstanding-end of period                                                              4,560,902               4,560,902
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.04                   $0.04
Expenses                                                                                             (0.02)                  (0.04)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.02                    0.00
Net realized and unrealized loss on investments                                                      (1.46)                  (1.33)
                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (1.44)                  (1.32)
Net asset value at beginning of period                                                               28.39                   28.27
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $26.95                  $26.95

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.39%                   0.32%
Ratio of net investment income to average net assets*                                                0.28%                   0.01%
Portfolio turnover**                                                                               120.97%                 163.14%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   4,561                   4,561
-----------------------------------------------------------------------------------

*    Annualized

** Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost  $707,551,221.)                                                                      $707,551,221
     Cash                                                                                                                        0
     Interest  Receivable                                                                                                 4,036,814
     Receivable  for  fund  units  sold                                                                                    471,817
     Other  assets                                                                                                          29,576
                                                                                                           ------------------------
          Total  assets                                                                                                712,089,428
                                                                                                           ------------------------
Liabilities
     Payable for fund units redeemed                                                                                    11,002,069
     Accrued expenses                                                                                                      239,956
                                                                                                           ------------------------

          Total liabilities                                                                                             11,242,025
                                                                                                           ------------------------

Net Assets                                                                                                            $700,847,403
                                                                                                           ========================
Net asset value, redemption price and offering price per
unit of beneficial interest
($700,847,403/700,847,403 units outstanding)                                                                                 $1.00
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Interest income                                                                                $11,228,757             $22,189,757
                                                                                   ------------------------------------------------
Expenses:
     State  Street  Bank  &  Trust  Company - program  fee                                         387,857                 766,187
     American  Bar  Retirement  Association - program  fee                                          74,055                 147,230
     Trustee, management and administration fees                                                   123,216                 246,152
     Other  expenses  and  taxes                                                                    45,629                  89,712
     Registration Fees                                                                              12,178                  24,354
                                                                                   ------------------------------------------------
          Total expenses                                                                           642,935               1,273,635
     Program fee reimbursement from State Street Bank and Trust Company                             (3,281)                 (6,560)
                                                                                   ------------------------------------------------
          Net expenses                                                                             639,654               1,267,075
                                                                                   ------------------------------------------------
          Net investment income                                                                $10,589,103             $20,922,682
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                      10,589,103              20,922,682
                                                                                   ------------------------------------------------
          Distributions from investment income                                                 (10,589,103)            (20,922,682)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                         115,585,648             194,870,828
          Units issued in connection with reinvestment
          of net investment income                                                              10,589,103              20,922,682
          Cost of units redeemed                                                              (119,258,347)           (224,461,891)

          Net increase (decrease) in net assets resulting from
          participant transactions                                                               6,916,404              (8,668,381)
                                                                                   ------------------------------------------------
                    Total increase (decrease) in net assets                                      6,916,404              (8,668,381)
                                                                                   ------------------------------------------------
Net Assets:
          Beginning of period                                                                  693,930,999             709,515,784
                                                                                   ------------------------------------------------
          End of period                                                                       $700,847,403            $700,847,403
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund

                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.016                  $0.032
Expenses                                                                                            (0.001)                 (0.001)
                                                                                   ------------------------------------------------
Net investment income                                                                                0.015                   0.031
Reinvestment of net investment income                                                               (0.015)                 (0.031)
                                                                                   ------------------------------------------------
Net increase in unit value                                                                            0.00                    0.00
Net asset value at beginning of period                                                                1.00                    1.00
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                     $1.00                   $1.00
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              .37%                    .36%
Ratio of net investment income to average net assets*                                                6.17%                   5.99%
Number  of  units  outstanding  at  end  of  period (in thousands)                                 700,847                 700,847
-----------------------------------------------------------------------------------

*    Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $171,890,945)                                                                        $172,771,475
     Cash                                                                                                                    8,977
     Receivable  for  investments  sold                                                                                     72,459
     Receivable  for  fund  units  sold                                                                                  2,267,567
     Dividends  and  interest  receivable                                                                                    7,445
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                175,127,923
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                       7,798
     Payable for fund units purchased                                                                                      538,806
     Accrued expenses                                                                                                       96,293
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                642,897
                                                                                                           ------------------------

Net Assets                                                                                                            $174,485,026
                                                                                                           ========================
Net asset value, redemption price and offering price per unit of beneficial interest
( $174.485,026 / 7,233,536 units outstanding)                                                                               $24.12
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income (net of foreign tax expense of $1,805)                                       $986,195              $1,879,655
     Interest income                                                                                62,981                  95,017
                                                                                   ------------------------------------------------
          Total investment income                                                                1,049,176               1,974,672

Expenses:
     Investment  advisory  fee                                                                     121,241                 250,189
     State  Street  Bank  &  Trust  Company - program  fee                                          96,616                 188,450
     American  Bar  Retirement  Association - program  fee                                          18,430                  36,221
     Trustee, management and administration fees                                                    30,659                  60,547
     Other  expenses  and  taxes                                                                    11,355                  22,363
     Registration Fees                                                                               3,018                   6,172
                                                                                   ------------------------------------------------
          Total expenses                                                                           281,319                 563,942
Program fee reimbursement from State Street Bank and Trust Company                                    (816)                 (1,613)
                                                                                   ------------------------------------------------
          Net expenses                                                                             280,503                 562,329
                                                                                   ------------------------------------------------
          Net investment income                                                                    768,673               1,412,343
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                 13,876,630              16,859,955
          Unrealized depreciation of investments during the period                             (21,188,427)            (27,901,760)
                                                                                   ------------------------------------------------
          Net loss on investments                                                               (7,311,797)            (11,041,805)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                                 $(6,543,124)            $(9,629,462)
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                   $768,673              $1,412,343
          Net realized gain on investments                                                      13,876,630              16,859,955
          Unrealized depreciation of investments during the period                             (21,188,427)            (27,901,760)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                                  (6,543,124)             (9,629,462)
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                          11,709,449              19,726,040
          Cost of units redeemed                                                                (6,718,453)            (14,491,108)

          Net increase in net assets resulting from participant transactions                     4,990,996               5,234,932
                                                                                   ------------------------------------------------
                    Total decrease in net assets                                                (1,552,128)             (4,394,530)

Net Assets:
          Beginning of period                                                                  176,037,154             178,879,556
                                                                                   ------------------------------------------------
          End of period                                                                       $174,485,026            $174,485,026
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        7,031,018               7,011,036
               Sold                                                                                474,868                 820,717
               Redeemed                                                                           (272,350)               (598,217)

          Outstanding-end of period                                                              7,233,536               7,233,536
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.06                   $0.12
Expenses                                                                                             (0.02)                  (0.03)
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.04                    0.09
Net realized and unrealized loss on investments                                                      (0.96)                  (1.48)
                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (0.92)                  (1.39)
Net asset value at beginning of period                                                               25.04                   25.51
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $24.12                  $24.12

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.65%                   0.66%
Ratio of net investment income to average net assets*                                                1.77%                   1.65%
Portfolio turnover**                                                                                28.62%                  35.20%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,234                   7,234
-----------------------------------------------------------------------------------

*    Annualized

**   Not annualized

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $26,619,522)                                                                          $28,913,540
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                    271,240
     Receivable  for  fund  units  sold                                                                                      7,166
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                 29,191,946
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                     221,396
     Payable for fund units purchased                                                                                       49,844
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                                271,240
                                                                                                           ------------------------

Net Assets                                                                                                             $28,920,706
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
($28,920,706/1,764,889 units outstanding)                                                                                  $16.39
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration Fees                                                                                   0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0
Program fee reimbursement from State Street Bank and Trust Company                                       0                       0
                                                                                   ------------------------------------------------
          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                    382,575                 735,518
          Unrealized depreciation of investments during the period                                (419,360)               (172,343)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                           (36,785)                563,175
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                         $(36,785)               $563,175
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                         382,575                 735,518
          Unrealized depreciation of investments during the period                                (419,360)               (172,343)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                          (36,785)                563,175
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           2,542,478               5,606,740
          Cost of units redeemed                                                                (1,619,777)             (3,068,867)

          Net increase in net assets resulting from participant transactions                       922,701               2,537,873
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                   885,916               3,101,048

Net Assets:
          Beginning of period                                                                   28,034,790              25,819,658
                                                                                   ------------------------------------------------
          End of period                                                                        $28,920,706             $28,920,706
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        1,706,730               1,608,068
               Sold                                                                                157,220                 346,950
               Redeemed                                                                            (99,061)               (190,129)

          Outstanding-end of period                                                              1,764,889               1,764,889
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.04)                   0.33
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.04)                   0.33
Net asset value at beginning of period                                                               16.43                   16.06
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $16.39                  $16.39

                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.00                    0.00
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 8.24%                  17.25%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   1,765                   1,765
-----------------------------------------------------------------------------------

*    Annualized

** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $107,491,544)                                                                        $124,354,730
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                  1,346,092
     Receivable  for  fund  units  sold                                                                                     29,832
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                125,730,654
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   1,153,004
     Payable for fund units purchased                                                                                      193,088
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,346,092
                                                                                                           ------------------------

Net Assets                                                                                                            $124,384,562
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
($124,384,562/6,583,376 units outstanding)                                                                                 $18.89
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0
Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration Fees                                                                                   0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0
Program fee reimbursement from State Street Bank and Trust Company                                       0                       0
                                                                                   ------------------------------------------------
          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  2,097,397               4,759,721
          Unrealized depreciation of investments during the period                              (3,930,698)             (3,745,794)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                        (1,833,301)              1,013,927
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      $(1,833,301)             $1,013,927
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       2,097,397               4,759,721
          Unrealized depreciation of investments during the period                              (3,930,698)             (3,745,794)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (1,833,301)              1,013,927
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                          10,774,375              18,995,706
          Cost of units redeemed                                                                (3,808,167)             (7,968,364)

          Net increase in net assets resulting from participant transactions                     6,966,208              11,027,342
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                 5,132,907              12,041,269

Net Assets:
          Beginning of period                                                                  119,251,655             112,343,293
                                                                                   ------------------------------------------------
          End of period                                                                       $124,384,562            $124,384,562
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        6,212,998               5,999,864
               Sold                                                                                573,861               1,011,410
               Redeemed                                                                           (203,483)               (427,898)

          Outstanding-end of period                                                              6,583,376               6,583,376
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.30)                   0.17
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.30)                   0.17
Net asset value at beginning of period                                                               19.19                   18.72
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $18.89                  $18.89

                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.00                    0.00
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 6.08%                  13.79%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,583                   6,583
-----------------------------------------------------------------------------------

*    Annualized

** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                                June 30, 2000
                                                                                                           ------------------------
Assets
     Investments, at value (cost $84,965,013)                                                                         $104,226,796
     Cash                                                                                                                        0
     Receivable  for  investments  sold                                                                                  1,612,569
     Receivable  for  fund  units  sold                                                                                     41,254
     Dividends  and  interest  receivable                                                                                        0
     Other  assets                                                                                                               0
                                                                                                           ------------------------
          Total  assets                                                                                                105,880,619
                                                                                                           ------------------------
Liabilities
     Payable for investments purchased                                                                                   1,278,232
     Payable for fund units purchased                                                                                      334,337
     Accrued expenses                                                                                                            0
     Other liabilities                                                                                                           0
                                                                                                           ------------------------
          Total liabilities                                                                                              1,612,569
                                                                                                           ------------------------

Net Assets                                                                                                            $104,268,050
                                                                                                           ========================

Net asset value, redemption price and offering price per unit of beneficial interest
($104,268,050/4,740,782 units outstanding)                                                                                 $21.99
                                                                                                           ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------
          Total investment income                                                                        0                       0
Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration Fees                                                                                   0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0
Program fee reimbursement from State Street Bank and Trust Company                                       0                       0
                                                                                   ------------------------------------------------
          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------
          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  2,868,325               5,764,337
          Unrealized depreciation of investments during the period                              (5,805,259)             (5,258,211)
                                                                                   ------------------------------------------------
          Net gain (loss) on investments                                                        (2,936,934)                506,126
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                      ($2,936,934)               $506,126
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       2,868,325               5,764,337
          Unrealized depreciation of investments during the period                              (5,805,259)             (5,258,211)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from operations                       (2,936,934)                506,126
                                                                                   ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                           8,080,985              15,020,788
          Cost of units redeemed                                                                (4,984,024)             (7,802,330)

          Net increase in net assets resulting from participant transactions                     3,096,961               7,218,458
                                                                                   ------------------------------------------------
                    Total increase in net assets                                                   160,027               7,724,584

Net Assets:
          Beginning of period                                                                  104,108,023              96,543,466
                                                                                   ------------------------------------------------
          End of period                                                                       $104,268,050            $104,268,050
                                                                                   ================================================
Number of units:
          Outstanding-beginning of period                                                        4,597,051               4,412,326
               Sold                                                                                370,876                 685,807
               Redeemed                                                                           (227,145)               (357,351)

          Outstanding-end of period                                                              4,740,782               4,740,782
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2000          January 1, 2000
                                                                                      to June 30, 2000        to June 30, 2000
                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.66)                   0.11
                                                                                   ------------------------------------------------
Net increase (decrease) in unit value                                                                (0.66)                   0.11
Net asset value at beginning of period                                                               22.65                   21.88
                                                                                   ------------------------------------------------
Net asset value at end of period                                                                    $21.99                  $21.99
                                                                                   ================================================
Ratio of expenses to average net assets*                                                              0.00                    0.00
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 8.02%                  15.59%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   4,741                   4,741
-----------------------------------------------------------------------------------

*    Annualized

** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Domestic equity markets were volatile during the second quarter of 2000 and generally finished the quarter with losses for the period. Large capitalization stocks lost slightly less than small capitalization stocks while growth investing fared better than value investing. The health care and consumer staples sectors had strong positive returns. Consumer discretionary and services, materials and processing, and utilities all posted double-digit negative returns. In the domestic bond market, the Federal Reserve increased the short term lending rate to slow the growth in the economy. Nevertheless, bond yields remained steady during the period. The international markets finished with both the established and emerging markets having negative returns, with emerging markets under performing the more established markets.

AGGRESSIVE EQUITY FUND

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30, 2000, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (5.23)%. By comparison, the Russell 2000 Index produced a total return of (3.78)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were technology, health care and consumer discretionary and services. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at June 30, 2000 included JDS Uniphase Corp., Xilinx Inc., Applied Micro Circuits Corp., Check Point Software Technologies, Ltd. and ADC Telecommunications Inc.

BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended June 30, 2000, the Balanced Fund experienced a total return, net of Expenses, of (1.14)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of (1.36)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, consumer discretionary and services and financial services. Securities representing the largest holdings based on market value in the Balanced Fund at June 30, 2000 included Pfizer Inc., Astrazeneca PLC , AT&T Corp., Applied Materials Inc. and Exxon Mobil Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

         For the quarter ended June 30, 2000, the Growth Equity Fund experienced a total return, net of Expenses, of (2.23)%. By comparison, the Russell 1000 Growth Index produced a return of (2.70)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were technology, health care and consumer discretionary and services. Securities representing the largest holdings based on market value in the Growth Equity Fund at June 30, 2000 included Cisco Systems Inc., Pfizer Inc., General Electric Company, Intel Corp. and Microsoft Corp.

INDEX EQUITY FUND

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. To control costs, the Index Equity Fund does not attempt to own all 3,000 securities included in the Russell 3000 Index. Instead, the Fund attempts to replicate the returns of the Russell 3000 Index by dividing it into two categories: the S&P 500 Index, which is comprised of 500 large capitalization stocks, and the extended market portion of the U.S. equity market represented by the Russell Small Cap Completeness Index (formerly known as the Russell Special Small Company Index), which is comprised of approximately 2,500 stocks. The securities in these two indices represent the universe of securities contained in the Russell 3000 Index. The Index Equity Fund invests in common stocks included in the Russell 3000 Index by fully replicating the S&P 500 Index and the Russell

Small Cap Completeness Index, with the possible exception of the smallest companies in the Russell Small Cap Completeness Index.

         The Fund produced a total return, net of Expenses, of (3.55)% for the quarter ended June 30, 2000. By comparison, the Russell 3000 Index produced a return of (3.46)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

INTERMEDIATE BOND FUND

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. At the beginning of the quarter ended June 30, 2000, a portion of the Intermediate Bond Fund (approximately two-thirds) was actively managed, investing in fixed income securities with a portfolio duration generally from three to six years. The remaining portion (approximately one-third) of the Intermediate Bond Fund was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year. To accomplish this, two-thirds of all contributions to the Fund were invested in the PIMCO Total Return Fund and the remaining one-third was invested in the Barclays Global Investors Bond Index Fund.

         State Street has determined that, effective May 31, 2000, the entire Intermediate Bond Fund will be invested utilizing an actively managed fixed income strategy rather than utilizing a partly indexed strategy. To accomplish this, during May 2000, assets formerly allocated to the indexed portion of the Intermediate Bond Fund were withdrawn from the Barclays Global Investors Bond Index Fund and transferred to the PIMCO Total Return Fund.

         For the quarter ended June 30, 2000, the Intermediate Bond Fund experienced a total return, net of Expenses, of 1.55%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 1.74% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         In May 2000, State Street transferred approximately half of the assets of the International Equity Fund to a separate collective trust portfolio managed by State Street. State Street has retained Dresdner RCM Global

Investors LLC to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the collective trust portfolio portion of the International Equity Fund. The remainder of the International Equity Fund will remain invested in the T. Rowe Price International Stock Fund.

         For the quarter ended June 30, 2000, the International Equity Fund experienced a total return, net of Expenses, of (5.07)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (4.14)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of June 30, 2000, the most heavily weighted countries in the T. Rowe Price International Stock Fund were Japan, the United Kingdom, France and the Netherlands. The securities representing the largest holdings based on market value were Vodafone, Nokia Corp., Glaxo Wellcome PLC, Telefonicia SA and TotalFinaElf SA.

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

         For the quarter ended June 30, 2000, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 6.06%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 5.76%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

VALUE EQUITY FUND

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued.

         State Street has determined that, effective May 31, 2000, a portion of the Value Equity Fund (approximately 25%) will be invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund will remain actively managed. As a result, State Street has transferred approximately 25% of the assets in the Value Equity Fund to the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. For the quarter ended June 30, 2000, the Value Equity Fund experienced a total return, net of Expenses, of (3.66)%. By comparison, the Russell 1000 Value Index produced a return of (4.69)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the actively managed portion of the Value Equity Fund were technology, financial services and industrials. Securities representing the largest holdings based on market value in the Value Equity Fund at June 30, 2000 included Intel Corp., General Electric Company, Cisco Systems Inc., Microsoft Corp., and Exxon Mobil Corp.

STRUCTURED PORTFOLIO SERVICE

         The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations. Assets in the Conservative Portfolio are allocated as follows:
Stable Asset Return Fund, 30%; Intermediate Bond Fund, 35%; Value Equity Fund, 7%; Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Assets in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Value Equity Fund, 11%; Growth Equity Fund, 11%; Index Equity Fund, 23%; and International Equity Fund, 15%. Assets in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Value Equity Fund, 15%; Growth Equity Fund, 15%; Index Equity Fund, 30%; Aggressive Equity Fund, 5%; and International Equity Fund, 20%.

         For the quarter ended June 30, 2000, the Structured Portfolio Service experienced a total return, net of Expenses, of (0.24)% for the Conservative Portfolio, (1.56)% for the Moderate Portfolio, and (2.88)% for the Aggressive Portfolio.

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

                  27.8      Financial Data Schedule-Value Equity Fund

                  27.9      Financial Data Schedule-Structured Portfolio
                                            Service Conservative Portfolio

                  27.10     Financial Data Schedule-Structured Portfolio
                                            Service Moderate Portfolio

                  27.11     Financial Data Schedule-Structured Portfolio
                                            Service Aggressive Portfolio


             b. Reports on Form 8-K

                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 11, 2000.



                                 AMERICAN BAR ASSOCIATION MEMBERS/
                                    STATE STREET COLLECTIVE TRUST



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