Form 10-Q
period 2000-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2000-11-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                          Commission file No. 333-69427


         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                04-6691601
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                225 FRANKLIN STREET, BOSTON, MASSACHUSETTS 02110
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (617) 985-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                                            Page No.
                                                            --------

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

Part l. Financial Information
Item l. Financial Statements (unaudited)

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $384,344,482)                                              $530,278,859
     Cash                                                                                            844
     Receivable  for  investments  sold                                                       10,198,552
     Receivable  for  fund  units  sold                                                                0
     Dividends  and  interest  receivable                                                        315,225
     Other  assets                                                                                13,400
                                                                                ------------------------

          Total  assets                                                                      540,806,880
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                         3,756,573
     Payable for fund units purchased                                                            767,351
     Accrued expenses                                                                            761,174
     Other liabilities                                                                                 0
                                                                                ------------------------

          Total liabilities                                                                    5,285,098
                                                                               ------------------------


Net Assets                                                                                  $535,521,782
                                                                                ========================


Net asset value, redemption price and offering price per unit
of beneficial interest ( $535,521,782/5,682,971 units outstanding)                                $94.23
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $465,337              $1,261,703
     Interest income                                                                               581,781               1,547,258
                                                                                   ------------------------------------------------

          Total investment income                                                                1,047,118               2,808,961
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                     596,874               1,675,630
     State  Street  Bank  &  Trust  Company - program  fee                                         285,948                 822,118
     American  Bar  Retirement  Association - program  fee                                          54,983                 157,920
     Trustee, management and administration fees                                                    91,811                 264,062
     Other  expenses  and  taxes                                                                    33,599                  96,471
     Registration fees                                                                               7,359                  21,917
                                                                                   ------------------------------------------------

          Total expenses                                                                         1,070,574               3,038,118

     Program fee reimbursement from State Street Bank and Trust Company                             (2,416)                 (7,004)
                                                                                   ------------------------------------------------
          Net expenses                                                                           1,068,158               3,031,114
                                                                                   ------------------------------------------------

          Net investment income (loss)                                                             (21,040)               (222,153)
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                 19,461,826              67,908,918
          Unrealized depreciation of investments during the period                             (11,194,487)             (7,373,672)
                                                                                   ------------------------------------------------

          Net gain on investments                                                                8,267,339              60,535,246
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                  $8,246,299             $60,313,093
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                     $(21,040)              $(222,153)
          Net realized gain on investments                                                      19,461,826              67,908,918
          Unrealized depreciation of investments during the period                             (11,194,487)             (7,373,672)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                   8,246,299              60,313,093
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                          17,369,794              78,910,332
          Cost of units redeemed                                                                (6,059,995)            (35,709,512)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from participant transactions                    11,309,799              43,200,820
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                19,556,098             103,513,913

Net Assets:
          Beginning of period                                                                  515,965,684             432,007,869
                                                                                   ------------------------------------------------

          End of period                                                                       $535,521,782            $535,521,782
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        5,562,478               5,222,531
               Sold                                                                                185,970                 857,507
               Redeemed                                                                            (65,477)               (397,067)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              5,682,971               5,682,971
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

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.19                   $0.51
Expenses                                                                                             (0.19)                  (0.55)
                                                                                   ------------------------------------------------

Net investment income (loss)                                                                          0.00                   (0.04)
Net realized and unrealized gain on investments                                                       1.47                   11.55
                                                                                   ------------------------------------------------

Net increase in unit value                                                                            1.47                   11.51
Net asset value at beginning of period                                                               92.76                   82.72
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $94.23                  $94.23
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.81%                   0.80%
Ratio of net investment loss to average net assets*                                                 (0.02)%                 (0.06)%
Portfolio turnover**                                                                                14.05%                  41.50%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   5,683                   5,683
-----------------------------------------------------------------------------------

*Annualized
**Not Annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $467,078,874)                                             $520,863,866
     Cash                                                                                       243,918
     Receivable  for  investments  sold                                                       7,086,106
     Receivable  for  fund  units  sold                                                               0
     Dividends  and  interest  receivable                                                     2,209,107
     Other  assets                                                                               13,342
                                                                                ------------------------

          Total  assets                                                                     530,416,339
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                       69,468,714
     Payable for fund units purchased                                                           859,457
     Accrued expenses                                                                           333,154
     Other liabilities                                                                                0
                                                                                ------------------------

          Total liabilities                                                                  70,661,325
                                                                                ------------------------


Net Assets                                                                                 $459,755,014
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($459,755,014/7,175,817 units outstanding)                                   $64.07
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                    ---------------------  ------------------------
Investment income:
     Dividend income                                                                              $789,111              $2,522,497
     Interest income                                                                             3,282,041               9,440,834
                                                                                   ------------------------------------------------

          Total investment income                                                                4,071,152              11,963,331
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                     261,897                 774,373
     State  Street  Bank  &  Trust  Company - program  fee                                         250,231                 747,575
     American  Bar  Retirement  Association - program  fee                                          48,125                 143,693
     Trustee, management and administration fees                                                    80,359                 240,155
     Other  expenses  and  taxes                                                                    29,412                  87,642
     Registration fees                                                                               8,013                  23,863
                                                                                   ------------------------------------------------
          Total expenses                                                                           678,037               2,017,301

     Program fee reimbursement from State Street Bank and Trust Company                             (2,114)                 (6,372)

          Net expenses                                                                             675,923               2,010,929
                                                                                   ------------------------------------------------

          Net investment income                                                                  3,395,229               9,952,402
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  4,015,557              21,435,910
          Unrealized depreciation of investments during the period                              (1,365,589)            (10,595,710)
                                                                                   ------------------------------------------------

          Net gain on investments                                                                2,649,968              10,840,200
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                  $6,045,197             $20,792,602
                                                                                   ================================================


         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                 $3,395,229              $9,952,402
          Net realized gain on investments                                                       4,015,557              21,435,910
          Unrealized depreciation of investments during the period                              (1,365,589)            (10,595,710)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                   6,045,197              20,792,602
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           3,154,562              15,360,801
          Cost of units redeemed                                                                (7,252,645)            (36,726,455)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from participant transactions                    (4,098,083)            (21,365,654)
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                      1,947,114                (573,052)

Net Assets:
          Beginning of period                                                                  457,807,900             460,328,066
                                                                                   ------------------------------------------------

          End of period                                                                       $459,755,014            $459,755,014
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        7,239,409               7,520,223
               Sold                                                                                 49,065                 244,776
               Redeemed                                                                           (112,657)               (589,182)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              7,175,817               7,175,817
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

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                      For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.56                   $1.64
Expenses                                                                                             (0.10)                  (0.28)
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.46                    1.36
Net realized and unrealized gain on investments                                                       0.37                    1.50
                                                                                   ------------------------------------------------

Net increase in unit value                                                                            0.83                    2.86
Net asset value at beginning of period                                                               63.24                   61.21
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $64.07                  $64.07
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.59%                   0.58%
Ratio of net investment income to average net assets*                                                2.94%                   2.89%
Portfolio turnover**                                                                                50.91%                 150.27%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,176                   7,176
-------------------------------------------------------------------------------
*Annualized
**Not Annualized

                                       8

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $1,172,177,603)                                         $1,691,436,350
     Cash                                                                                         1,943
     Receivable  for  investments  sold                                                       6,853,299
     Receivable  for  fund  units  sold                                                               0
     Dividends  and  interest  receivable                                                       886,042
     Other  assets                                                                               49,899
                                                                                ------------------------

          Total  assets                                                                   1,699,227,533
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                        7,538,367
     Payable for fund units purchased                                                           400,808
     Accrued expenses                                                                         2,212,051
     Other liabilities                                                                           69,565
                                                                                ------------------------

          Total liabilities                                                                  10,220,791
                                                                                ------------------------


Net Assets                                                                               $1,689,006,742
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($1,689,006,742/2,497,596 units outstanding)                                $676.25
                                                                                ========================


         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                    ---------------------  ------------------------
Investment income:
     Dividend income                                                                            $2,393,455              $7,597,445
     Interest income                                                                               341,395               1,245,181
                                                                                   ------------------------------------------------

          Total investment income                                                                2,734,850               8,842,626
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                     938,480               2,743,190
     State  Street  Bank  &  Trust  Company - program  fee                                         942,481               2,796,334
     American  Bar  Retirement  Association - program  fee                                         181,260                 537,455
     Trustee, management and administration fees                                                   302,694                 898,377
     Other  expenses  and  taxes                                                                   110,782                 330,914
     Registration fees                                                                              29,972                  89,269
                                                                                   ------------------------------------------------
          Total expenses                                                                         2,505,669               7,395,539

     Program fee reimbursement from State Street Bank and Trust Company                             (7,965)                (23,836)
                                                                                   ------------------------------------------------
          Net expenses                                                                           2,497,704               7,371,703
                                                                                   ------------------------------------------------

          Net investment income                                                                    237,146               1,470,923
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                 56,105,233             183,147,594
          Unrealized depreciation of investments during the period                             (95,161,733)           (154,015,596)
                                                                                   ------------------------------------------------

          Net gain (loss) on investments                                                       (39,056,500)             29,131,998
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                     $(38,819,354)            $30,602,921
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                   $237,146              $1,470,923
          Net realized gain on investments                                                      56,105,233             183,147,594
          Unrealized depreciation of investments during the period                             (95,161,733)           (154,015,596)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                      (38,819,354)             30,602,921
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                          14,686,317              60,296,524
          Cost of units redeemed                                                               (22,085,015)           (112,502,047)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from participant transactions                    (7,398,698)            (52,205,523)
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                               (46,218,052)            (21,602,602)

Net Assets:
          Beginning of period                                                                1,735,224,794           1,710,609,344
                                                                                   ------------------------------------------------

          End of period                                                                     $1,689,006,742          $1,689,006,742
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        2,508,160               2,575,875
               Sold                                                                                 21,148                  89,256
               Redeemed                                                                            (31,712)               (167,535)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              2,497,596               2,497,596
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


         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                      For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $1.10                   $3.50
Expenses                                                                                             (1.00)                  (2.92)
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.10                    0.58
Net realized and unrealized gain (loss) on investments                                              (15.68)                  11.58
                                                                                   ------------------------------------------------

Net increase (decrease) in unit value                                                               (15.58)                  12.16
Net asset value at beginning of period                                                              691.83                  664.09
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                   $676.25                 $676.25
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.57%                   0.57%
Ratio of net investment income to average net assets*                                                 .05%                    .11%
Portfolio turnover**                                                                                11.41%                  38.33%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   2,498                   2,498
-------------------------------------------------------------------------------

*Annualized
**Not Annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $304,063,523)                                              $307,203,328
     Cash                                                                                        296,784
     Receivable  for  investments  sold                                                                0
     Receivable  for  fund  units  sold                                                          688,966
     Dividends  and  interest  receivable                                                              0
     Other  assets                                                                                 8,593
                                                                                ------------------------
          Total  assets                                                                      308,197,671
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                           296,784
     Payable for fund units purchased                                                                  0
     Accrued expenses                                                                             97,894
     Other liabilities                                                                                 0
                                                                                ------------------------

          Total liabilities                                                                      394,678
                                                                                ------------------------

Net Assets                                                                                  $307,802,993
                                                                                ========================
Net asset value, redemption price and offering price per unit of
beneficial interest ($307,802,993/9,238,296 units outstanding)                                    $33.32
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                        0                       0
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         167,107                 491,640
     American  Bar  Retirement  Association - program  fee                                          32,156                  94,484
     Trustee, management and administration fees                                                    53,673                 157,917
     Other  expenses  and  taxes                                                                    19,642                  58,133
     Registration fees                                                                               5,074                  15,334
                                                                                   ------------------------------------------------
          Total expenses                                                                           277,652                 817,508

     Program fee reimbursement from State Street Bank and Trust Company                             (1,412)                 (4,189)
                                                                                   ------------------------------------------------
          Net expenses                                                                             276,240                 813,319
                                                                                   ------------------------------------------------
          Net investment loss                                                                     (276,240)               (813,319)
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                    482,112              53,920,568
          Unrealized depreciation of investments during the period                                (264,403)            (51,661,981)
                                                                                   ------------------------------------------------

          Net gain on investments                                                                  217,709               2,258,587
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                         $(58,531)             $1,445,268
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                    $(276,240)              $(813,319)
          Net realized gain on investments                                                         482,112              53,920,568
          Unrealized depreciation of investments during the period                                (264,403)            (51,661,981)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                          (58,531)              1,445,268
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           8,041,032              37,073,994
          Cost of units redeemed                                                                (6,587,680)            (23,785,498)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from participant transactions                     1,453,352              13,288,496
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                 1,394,821              14,733,764

Net Assets:
          Beginning of period                                                                  306,408,172             293,069,229
                                                                                   ------------------------------------------------

          End of period                                                                       $307,802,993            $307,802,993
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        9,191,034               8,828,173
               Sold                                                                                239,905               1,127,265
               Redeemed                                                                           (192,643)               (717,142)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              9,238,296               9,238,296
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

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                             (0.03)                  (0.09)
                                                                                   ------------------------------------------------

Net investment loss                                                                                  (0.03)                  (0.09)
Net realized and unrealized gain on investments                                                       0.01                    0.21
                                                                                   ------------------------------------------------

Net increase (decrease) in unit value                                                                (0.02)                   0.12
Net asset value at beginning of period                                                               33.34                   33.20
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $33.32                  $33.32
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.36%                   0.36%
Ratio of net investment loss to average net assets*                                                 (0.36)%                 (0.36)%
Portfolio turnover**                                                                                 7.18%                 113.18%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   9,238                   9,238
--------------------------------------------------------------------------------

*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than the turnover of the underlying portfolio of such collective investment fund.

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                    September 30, 2000
                                                                                 ------------------------
Assets
     Investments, at value (cost $140,049,376)                                               $138,615,076
     Cash                                                                                               0
     Receivable  for  investments  sold                                                         2,480,600
     Receivable  for  fund  units  sold                                                                 0
     Dividends  and  interest  receivable                                                         758,207
     Other  assets                                                                                  3,790
                                                                                 ------------------------
          Total  assets                                                                       141,857,673
                                                                                 ------------------------

Liabilities
     Payable for investments purchased                                                            773,534
     Payable for fund units purchased                                                           2,480,601
     Accrued expenses                                                                              43,566
     Other liabilities                                                                                  0
                                                                                 ------------------------
          Total liabilities                                                                     3,297,701
                                                                                 ------------------------
Net Assets                                                                                   $138,559,972
                                                                                 ========================

Net asset value, redemption price and offering price per unit of
beneficial interest ($138,559,972/10,138,688 units outstanding)                                    $13.67
                                                                                 ========================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                  ------------------------------------------------
Investment income:
     Dividend income                                                                             $2,291,548              $6,319,095
     Interest income                                                                                      0                       4
                                                                                  ------------------------------------------------

          Total investment income                                                                 2,291,548               6,319,099
                                                                                  ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                          73,447                 215,588
     American  Bar  Retirement  Association - program  fee                                          14,132                  41,437
     Trustee, management and administration fees                                                    23,585                  69,241
     Other  expenses  and  taxes                                                                     8,631                  25,277
     Registration fees                                                                               2,252                   6,806
                                                                                  ------------------------------------------------

          Total expenses                                                                           122,047                 358,349
     Program fee reimbursement from State Street Bank and Trust Company                               (620)                 (1,837)
                                                                                  ------------------------------------------------
          Net expenses                                                                             121,427                 356,512
                                                                                  ------------------------------------------------
          Net investment income                                                                  2,170,121               5,962,587
                                                                                  ------------------------------------------------
Realized and unrealized gain (loss) on investments
          Net realized loss on investments sold                                                   (435,991)             (4,010,839)
          Unrealized appreciation of investments during the period                               2,059,993               6,698,292
                                                                                  ------------------------------------------------
          Net gain on investments                                                                1,624,002               2,687,453
                                                                                  ------------------------------------------------
          Net increase in net assets resulting from operations                                  $3,794,123              $8,650,040
                                                                                  ================================================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $2,170,121              $5,962,587
          Net realized loss on investments                                                        (435,991)             (4,010,839)
          Unrealized appreciation of investments during the period                               2,059,993               6,698,292
                                                                                   ------------------------------------------------
          Net increase in net assets resulting from operations                                   3,794,123               8,650,040
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           5,642,562              17,203,869
          Cost of units redeemed                                                                (5,189,748)            (18,376,738)
                                                                                   ------------------------------------------------
          Net increase (decrease) in net assets resulting from
          participant transactions                                                                 452,814              (1,172,869)
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                 4,246,937               7,477,171

Net Assets:
          Beginning of period                                                                  134,313,035             131,082,801
                                                                                   ------------------------------------------------

          End of period                                                                       $138,559,972            $138,559,972
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                       10,103,559              10,239,307
               Sold                                                                                417,263               1,304,170
               Redeemed                                                                           (382,134)             (1,404,789)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                             10,138,688              10,138,688
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.23                   $0.63
Expenses                                                                                             (0.01)                  (0.03)
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.22                    0.60
Net realized and unrealized gain on investments                                                       0.16                    0.27
                                                                                   ------------------------------------------------

Net increase in unit value                                                                            0.38                    0.87
Net asset value at beginning of period                                                               13.29                   12.80
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $13.67                  $13.67
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.35%                   0.36%
Ratio of net investment income to average net assets*                                                6.34%                   6.02%
Portfolio turnover**                                                                                 4.81%                  49.48%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  10,139                  10,139
-------------------------------------------------------------------------------

*Annualized
** Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                   September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $122,464,736)                                              $117,889,432
     Cash                                                                                            140
     Receivable  for  investments  sold                                                        3,553,646
     Receivable  for  fund  units  sold                                                                0
     Dividends  and  interest  receivable                                                         79,487
     Other  assets                                                                                18,401
                                                                                ------------------------
          Total  assets                                                                      121,541,106
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                         1,589,084
     Payable for fund units purchased                                                          4,116,548
     Accrued expenses                                                                            121,494
     Other liabilities                                                                                 0
                                                                                ------------------------

          Total liabilities                                                                    5,827,126
                                                                                ------------------------


Net Assets                                                                                  $115,713,980
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($115,713,980/4,729,542 units outstanding)                                    $24.47
                                                                                ========================

       American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Statement of Operations
                                    Unaudited


                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $109,645                $179,588
     Interest income                                                                                37,575                 155,518
                                                                                   ------------------------------------------------

          Total investment income                                                                  147,220                 335,106
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                      59,582                  85,147
     State  Street  Bank  &  Trust  Company - program  fee                                          64,787                 189,566
     American  Bar  Retirement  Association - program  fee                                          12,467                  36,422
     Trustee, management and administration fees                                                    20,815                  60,883
     Other  expenses  and  taxes                                                                     7,618                  22,386
     Registration fees                                                                               1,889                   5,628
                                                                                   ------------------------------------------------
          Total expenses                                                                           167,158                 400,032

     Program fee reimbursement from State Street Bank and Trust Company                               (542)                 (1,615)
     Investment management fee reimbursement                                                       (15,357)                (65,861)
                                                                                   ------------------------------------------------

          Net expenses                                                                             151,259                 332,556
                                                                                   ------------------------------------------------

          Net investment income (loss)                                                              (4,039)                  2,550
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                                            (522,092)              1,921,254
          Unrealized depreciation of investments during the period                             (10,826,775)            (17,482,649)
                                                                                   ------------------------------------------------

          Net loss on investments                                                              (11,348,867)            (15,561,395)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                $(11,352,906)           $(15,558,845)
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income (loss)                                                             $(4,039)                 $2,550
          Net realized gain (loss) on investments                                                 (522,092)              1,921,254
          Unrealized depreciation of investments during the period                             (10,826,775)            (17,482,649)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                 (11,352,906)            (15,558,845)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                          71,708,242             221,090,756
          Cost of units redeemed                                                               (67,544,202)           (196,010,957)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from participant transactions                     4,164,040              25,079,799
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                     (7,188,866)              9,520,954

Net Assets:
          Beginning of period                                                                  122,902,846             106,193,026
                                                                                   ------------------------------------------------

          End of period                                                                       $115,713,980            $115,713,980
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        4,560,902               3,756,167
               Sold                                                                              2,758,390               8,274,060
               Redeemed                                                                         (2,589,750)             (7,300,685)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              4,729,542               4,729,542
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

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.05                   $0.09
Expenses                                                                                             (0.05)                  (0.09)
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.00                    0.00
Net realized and unrealized loss on investments                                                      (2.47)                  (3.80)
                                                                                   ------------------------------------------------

Net decrease in unit value                                                                           (2.48)                  (3.80)
Net asset value at beginning of period                                                               26.95                   28.27
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $24.47                  $24.47
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.50%                   0.38%
Ratio of net investment income (loss) to average net assets*                                        (0.01)%                  0.00%
Portfolio turnover**                                                                                43.87%                 188.29%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   4,730                   4,730
--------------------------------------------------------------------------------

*Annualized
** Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

              American Bar Association/State Street Collective Trust

                             Stable Asset Return Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $709,155,998)                                             $709,155,998
     Interest  Receivable                                                                     4,119,307
     Receivable  for  fund  units  sold                                                       7,534,234
     Other  assets                                                                               20,496
                                                                                ------------------------
          Total  assets                                                                     720,830,035
                                                                                ------------------------


Liabilities
     Payable for fund units redeemed                                                                  0
     Accrued expenses                                                                           216,511
     Other liabilities                                                                                0
                                                                                ------------------------

          Total liabilities                                                                     216,511
                                                                                ------------------------

Net Assets                                                                                 $720,613,524
                                                                                ========================


Net asset value, redemption price and offering price per
unit of beneficial interest
($720,613,524/720,613,524 units outstanding)                                                      $1.00
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Interest income                                                                                $11,719,686             $33,909,443
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         382,367               1,148,554
     American  Bar  Retirement  Association - program  fee                                          73,532                 220,762
     Trustee, management and administration fees                                                   122,774                 368,926
     Other  expenses  and  taxes                                                                    44,938                 134,650
     Registration fees                                                                              12,310                  36,664
                                                                                   ------------------------------------------------
          Total expenses                                                                           635,921               1,909,556

     Program fee reimbursement from State Street Bank and Trust Company                             (3,231)                 (9,791)
                                                                                   ------------------------------------------------
          Net expenses                                                                             632,690               1,899,765
                                                                                   ------------------------------------------------

          Net investment income                                                                $11,086,996             $32,009,678
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                     $11,086,996             $32,009,678
                                                                                   ------------------------------------------------

          Distributions from investment income                                                 (11,086,996)            (32,009,678)
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                          91,597,417             286,468,245
          Units issued in connection with reinvestment
          of net investment income                                                              11,086,996              32,009,678
          Cost of units redeemed                                                               (82,918,292)           (307,380,183)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from
          participant transactions                                                              19,766,121              11,097,740
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                19,766,121              11,097,740

Net Assets:
          Beginning of period                                                                  700,847,403             709,515,784
                                                                                   ------------------------------------------------
          End of period                                                                       $720,613,524            $720,613,524
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                   $0.016                  $0.048
Expenses                                                                                            (0.002)                 (0.003)
                                                                                   ------------------------------------------------

Net investment income                                                                                0.014                   0.045
Reinvestment of net investment income                                                               (0.014)                 (0.045)
                                                                                   ------------------------------------------------

Net increase in unit value                                                                            0.00                    0.00
Net asset value at beginning of period                                                                1.00                    1.00
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                     $1.00                   $1.00
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.36%                   0.36%
Ratio of net investment income to average net assets*                                                6.28%                   6.05%
Number  of  units  outstanding  at  end  of  period (in thousands)                                 720,614                 720,614
--------------------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $170,847,136)                                             $179,248,789
     Cash                                                                                             0
     Receivable  for  investments  sold                                                         689,882
     Receivable  for  fund  units  sold                                                          25,043
     Dividends  and  interest  receivable                                                       268,936
     Other  assets                                                                                5,149
                                                                                ------------------------

          Total  assets                                                                     180,237,799
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                           15,742
     Payable for fund units purchased                                                           389,414
     Accrued expenses                                                                            91,840
     Other liabilities                                                                                0
                                                                                ------------------------

          Total liabilities                                                                     496,996
                                                                                ------------------------


Net Assets                                                                                 $179,740,803
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($179,740,803/7,077,998 units outstanding)                                   $25.39
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                    ---------------------  ------------------------
Investment income:
     Dividend income                                                                              $726,681              $2,606,336
     Interest income                                                                                15,799                 110,816
                                                                                   ------------------------------------------------

          Total investment income                                                                  742,480               2,717,152
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                     109,719                 359,908
     State  Street  Bank  &  Trust  Company - program  fee                                          97,401                 285,851
     American  Bar  Retirement  Association - program  fee                                          18,733                  54,954
     Trustee, management and administration fees                                                    31,278                  91,825
     Other  expenses  and  taxes                                                                    11,447                  33,810
     Registration fees                                                                               3,120                   9,292
                                                                                   ------------------------------------------------
          Total expenses                                                                           271,698                 835,640

     Program fee reimbursement from State Street Bank and Trust Company                               (823)                 (2,436)
                                                                                   ------------------------------------------------
          Net expenses                                                                             270,875                 833,204
                                                                                   ------------------------------------------------

          Net investment income                                                                    471,605               1,883,948
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                    119,858              16,979,813
          Unrealized appreciation (depreciation) of investments during the period                8,543,439             (19,358,321)
                                                                                   ------------------------------------------------

          Net gain (loss) on investments                                                         8,663,297              (2,378,508)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                       $9,134,902               $(494,560)
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                   $471,605              $1,883,948
          Net realized gain on investments                                                         119,858              16,979,813
          Unrealized appreciation (depreciation) of investments during the period                8,543,439             (19,358,321)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                        9,134,902                (494,560)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           1,872,230              21,598,270
          Cost of units redeemed                                                                (5,751,355)            (20,242,463)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from participant transactions         (3,879,125)              1,355,807
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                 5,255,777                 861,247

Net Assets:
          Beginning of period                                                                  174,485,026             178,879,556
                                                                                   ------------------------------------------------

          End of period                                                                       $179,740,803            $179,740,803
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        7,233,536               7,011,036
               Sold                                                                              1,854,985               2,675,702
               Redeemed                                                                         (2,010,523)             (2,608,740)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              7,077,998               7,077,998
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

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                      For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.10                   $0.37
Expenses                                                                                             (0.04)                  (0.13)
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.06                    0.24
Net realized and unrealized gain (loss) on investments                                                1.21                   (0.36)
                                                                                   ------------------------------------------------

Net increase (decrease) in unit value                                                                 1.27                   (0.12)
Net asset value at beginning of period                                                               24.12                   25.51
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $25.39                  $25.39
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.61%                   0.63%
Ratio of net investment income to average net assets*                                                1.04%                   1.43%
Portfolio turnover**                                                                                 2.16%                  36.41%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   7,078                   7,078
-------------------------------------------------------------------------------
*Annualized
**Not Annualized

          American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $26,206,090)                                               $28,324,247
     Cash                                                                                             0
     Receivable  for  investments  sold                                                         382,967
     Receivable  for  fund  units  sold                                                          10,521
     Dividends  and  interest  receivable                                                             0
     Other  assets                                                                                    0
                                                                                ------------------------

          Total  assets                                                                      28,717,735
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                          393,488
     Payable for fund units purchased                                                                 0
     Accrued expenses                                                                                 0
     Other liabilities                                                                                0
                                                                                ------------------------

          Total liabilities                                                                     393,488
                                                                                ------------------------


Net Assets                                                                                  $28,324,247
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($28,324,247/1,710,580 units outstanding)                                    $16.56
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                        0                       0
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0

     Program fee reimbursement from State Street Bank and Trust Company                                  0                       0
                                                                                   ------------------------------------------------
          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                    471,419               1,206,937
          Unrealized depreciation of investments during the period                                (175,861)               (348,204)
                                                                                   ------------------------------------------------

          Net gain on investments                                                                  295,558                 858,733
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                    $295,558                $858,733
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                         471,419               1,206,937
          Unrealized depreciation of investments during the period                                (175,861)               (348,204)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                     295,558                 858,733
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                             524,018               6,130,758
          Cost of units redeemed                                                                (1,416,035)             (4,484,902)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from
          participant transactions                                                                (892,017)              1,645,856
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                       (596,459)              2,504,589

Net Assets:
          Beginning of period                                                                   28,920,706              25,819,658
                                                                                   ------------------------------------------------

          End of period                                                                        $28,324,247             $28,324,247
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        1,764,889               1,608,068
               Sold                                                                                 31,556                 378,506
               Redeemed                                                                            (85,865)               (275,994)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              1,710,580               1,710,580
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

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain on investments                                                       0.17                    0.50
                                                                                   ------------------------------------------------

Net increase in unit value                                                                            0.17                    0.50
Net asset value at beginning of period                                                               16.39                   16.06
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $16.56                  $16.56
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 5.05%                  25.36%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   1,711                   1,711
-------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $109,871,615)                                             $124,028,977
     Cash                                                                                             0
     Receivable  for  investments  sold                                                       1,904,352
     Receivable  for  fund  units  sold                                                          28,586
     Dividends  and  interest  receivable                                                             0
     Other  assets                                                                                    0
                                                                                ------------------------

          Total  assets                                                                     125,961,915
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                        1,932,938
     Payable for fund units purchased                                                                 0
     Accrued expenses                                                                                 0
     Other liabilities                                                                                0
                                                                                ------------------------

          Total liabilities                                                                   1,932,938
                                                                                ------------------------


Net Assets                                                                                 $124,028,977
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($124,028,977/6,568,073 units outstanding)                                   $18.88
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                        0                       0
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------
          Total expenses                                                                                 0                       0

     Program fee reimbursement from State Street Bank and Trust Company                                  0                       0
                                                                                   ------------------------------------------------
          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  2,679,917               7,439,638
          Unrealized depreciation of investments during the period                              (2,705,825)             (6,451,619)
                                                                                   ------------------------------------------------

          Net gain (loss) on investments                                                           (25,908)                988,019
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                         $(25,908)               $988,019
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       2,679,917               7,439,638
          Unrealized depreciation of investments during the period                              (2,705,825)             (6,451,619)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from operations                          (25,908)                988,019
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           4,559,577              23,555,283
          Cost of units redeemed                                                                (4,889,254)            (12,857,618)
                                                                                   ------------------------------------------------

          Net increase (decrease) in net assets resulting from
          participant transactions                                                                (329,677)             10,697,665
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                       (355,585)             11,685,684

Net Assets:
          Beginning of period                                                                  124,384,562             112,343,293
                                                                                   ------------------------------------------------

          End of period                                                                       $124,028,977            $124,028,977
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        6,583,376               5,999,864
               Sold                                                                                237,646               1,249,056
               Redeemed                                                                           (252,949)               (680,847)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              6,568,073               6,568,073
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

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.00                    0.00
Net realized and unrealized gain (loss) on investments                                               (0.01)                   0.16
                                                                                   ------------------------------------------------

Net increase (decrease) in unit value                                                                (0.01)                   0.16
Net asset value at beginning of period                                                               18.89                   18.72
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $18.88                  $18.88
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 7.42%                  21.49%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,568                   6,568
-------------------------------------------------------------------------------

*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                  September 30, 2000
                                                                                ------------------------
Assets
     Investments, at value (cost $92,988,215)                                              $109,731,892
     Cash                                                                                             0
     Receivable  for  investments  sold                                                       1,198,314
     Receivable  for  fund  units  sold                                                          30,837
     Dividends  and  interest  receivable                                                             0
     Other  assets                                                                                    0
                                                                                ------------------------

          Total  assets                                                                     110,961,043
                                                                                ------------------------

Liabilities
     Payable for investments purchased                                                        1,229,151
     Payable for fund units purchased                                                                 0
     Accrued expenses                                                                                 0
     Other liabilities                                                                                0
                                                                                ------------------------

          Total liabilities                                                                   1,229,151
                                                                                ------------------------


Net Assets                                                                                 $109,731,892
                                                                                ========================


Net asset value, redemption price and offering price per unit of
beneficial interest ($109,731,892/5,036,183 units outstanding)                                   $21.79
                                                                                ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                        0                       0
                                                                                   ------------------------------------------------

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                                 0                       0

     Program fee reimbursement from State Street Bank and Trust Company                                  0                       0
                                                                                   ------------------------------------------------
          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  1,395,072               7,159,409
          Unrealized depreciation of investments during the period                              (2,518,105)             (7,776,316)
                                                                                   ------------------------------------------------

          Net loss on investments                                                               (1,123,033)               (616,907)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                 $(1,123,033)              $(616,907)
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain on investments                                                       1,395,072               7,159,409
          Unrealized depreciation of investments during the period                              (2,518,105)             (7,776,316)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                  (1,123,033)               (616,907)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           7,379,998              22,400,786
          Cost of units redeemed                                                                  (793,123)             (8,595,453)
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from participant transactions                     6,586,875              13,805,333
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                 5,463,842              13,188,426

Net Assets:
          Beginning of period                                                                  104,268,050              96,543,466
                                                                                   ------------------------------------------------

          End of period                                                                       $109,731,892            $109,731,892
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        4,740,782               4,412,326
               Sold                                                                                331,357               1,017,164
               Redeemed                                                                            (35,956)               (393,307)
                                                                                   ------------------------------------------------

          Outstanding-end of period                                                              5,036,183               5,036,183
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

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2000           January 1, 2000
                                                                                    to September 30, 2000   to September 30, 2000
                                                                                   ------------------------------------------------

Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00
                                                                                   ------------------------------------------------

Net investment income                                                                                 0.00                    0.00
Net realized and unrealized loss on investments                                                      (0.20)                  (0.09)
                                                                                   ------------------------------------------------

Net decrease in unit value                                                                           (0.20)                  (0.09)
Net asset value at beginning of period                                                               21.99                   21.88
                                                                                   ------------------------------------------------


Net asset value at end of period                                                                    $21.79                  $21.79
                                                                                   ================================================

Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 3.91%                  19.25%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   5,036                   5,036
-------------------------------------------------------------------------------

*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The third quarter of 2000 was characterized by weak returns for the overall domestic equity markets. Though there was not a vast difference in returns of small capitalization stocks versus large capitalization stocks, that was not the case for value versus growth investing. Value stocks greatly outperformed growth stocks as old economy and defensive issues came into favor. The technology sector, which had demonstrated strong performance over the last several quarters, was the worst performing sector of the period followed by consumer discretionary services. The financial services sector posted strong returns followed by the energy and oil sectors. In the domestic bond market, the Federal Reserve left the short term lending rate unchanged after having raised it 175 basis points over the last three quarters. This was due in part to a slowing economy and an increase in the cost of oil. The international markets finished with both the established and emerging markets experiencing negative returns, principally due to the Euro's weakness along with a decline in telecommunications and technology stocks.


AGGRESSIVE EQUITY FUND

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended September 30, 2000, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 1.57%. By comparison, the Russell 2000 Index produced a total return of 1.11% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were technology, health care and consumer discretionary and services. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at September 30, 2000 included JDS Uniphase Corp., Applied Micro Circuits Corp., Ace Ltd., Xilinx Inc., Check Point Software Technologies Ltd., Jabil Circuit Inc., Analog Devices Inc., Medimmune Inc., Siebel Systems Inc. and Veritas Software Corp.


BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended September 30, 2000, the Balanced Fund experienced a total return, net of Expenses, of 1.31%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 1.64%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, financial services and consumer discretionary and services. Securities representing the largest holdings based on market value in the equity portion of the Balanced Fund at September 30, 2000 included Astrazeneca PLC, Pfizer Inc., USA Education Inc., Exxon Mobil Corp., Guidant Corp., XL Capital Ltd., Nokia Corp., BankAmerica Corp., Bank One Corp. and Time Warner, Inc. The fixed income portion was heavily invested in government agency and mortgage related issues.


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

         For the quarter ended September 30, 2000, the Growth Equity Fund experienced a total return, net of Expenses, of (2.26)%. By comparison, the Russell 1000 Growth Index produced a return of (5.38)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were technology, health care and industrials. Securities representing the largest holdings based on market value in the Growth Equity Fund at September 30, 2000 included General Electric Company, Cisco Systems Inc., Pfizer Inc., EMC Corporation, Sun Microsystems Inc., Intel Corp., Oracle Corp., Microsoft Corporation, Tyco International Ltd, and America Online Inc.


INDEX EQUITY FUND

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

         The Fund produced a total return, net of Expenses, of (0.06)% for the quarter ended September 30, 2000. By comparison, the Russell 3000 Index produced a return of 0.74% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.


INTERMEDIATE BOND FUND

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. Contributions to the Fund are invested in the PIMCO Total Return Fund, a diversified fixed income open- end management investment company with a portfolio duration generally from three to six years.

         For the quarter ended September 30, 2000, the Intermediate Bond Fund experienced a total return, net of Expenses, of 2.80%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 3.01% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.


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

         Approximately half of the assets of the International Equity Fund are invested in a separate collective trust portfolio managed by State Street. The remainder of the International Equity Fund is invested in the T. Rowe Price International Stock Fund, an open-end management investment company.

         For the quarter ended September 30, 2000, the International Equity Fund experienced a total return, net of Expenses, of (9.22)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (8.21)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of September 30, 2000, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were Vodafone, Nokia, Glaxo Wellcome PLC, Sony Corp. and Royal Bank of Scotland.

         As of September 30, 2000, the most heavily weighted sectors in the separately managed portion of the International Equity Fund were financials, technology and consumer discretionary. The securities representing the largest holdings based on market value in the separately managed portion of the International Equity Fund were Nokia Corp., Vodafone, HSBC Holdings, Glaxo Wellcome PLC, Shell Transport & Trading, Ericcson Telefinlab LM, Deutsche Bank AG, Alcatel SA and TotalFinaElf SA.


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

         For the quarter ended September 30, 2000, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 6.25%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 6.03%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.


VALUE EQUITY FUND

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued. A portion of the Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund will remain actively managed.

         For the quarter ended September 30, 2000, the Value Equity Fund experienced a total return, net of Expenses, of 5.27%. By comparison, the Russell 1000 Value Index produced a return of 7.86% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were financial services, technology and industrials. Securities representing the largest holdings based on market value in the separately managed portion of the Value Equity Fund at September 30, 2000 included General Electric Company, Cisco Systems Inc., Intel Corp., Microsoft Corp., Exxon Mobil Corp., BankAmerica Corp., Philip Morris Companies Inc., Wal-Mart Stores, Inc., and Bank One Corp.


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

         For the quarter ended September 30, 2000, the Structured Portfolio Service experienced a total return, net of Expenses, of 1.05% for the Conservative Portfolio, (0.05)% for the Moderate Portfolio, and (0.93)% for the Aggressive Portfolio.

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

         a.       Exhibit No.       Description
                  -----------       -----------

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

                  27.8     Financial Data Schedule-Value Equity Fund

                  27.9     Financial Data Schedule-Structured Portfolio Service
                              Conservative Portfolio

                  27.10    Financial Data Schedule-Structured Portfolio Service
                              Moderate Portfolio

                  27.11    Financial Data Schedule-Structured Portfolio Service
                              Aggressive Portfolio

         b.       Reports on Form 8-K

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2000.



                              AMERICAN BAR ASSOCIATION MEMBERS/
                              STATE STREET COLLECTIVE TRUST



                              By:  /s/ Beth M. Halberstadt
                                   --------------------------------------------
                                   Beth M. Halberstadt
                                   Vice President and Chief Financial Officer


                              By:  /s/ Susan C. Daniels
                                   --------------------------------------------
                                   Susan C. Daniels
                                   Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


         Exhibit No.       Description
         -----------       -----------

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