Form 10-K405
period 2000-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2001-04-02
CIK 878375

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000
    Commission file no. 333-69427

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 31, 2000 the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was $3,717,000,000.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Special Note Regarding Forward Looking Statements.........................   3
                                  PART I
ITEM  1.  Business .......................................................   4
       OVERVIEW...........................................................   4
       THE PROGRAM........................................................   4
       DESCRIPTION OF INVESTMENT OPTIONS..................................   6
        Stable Asset Return Fund..........................................   7
        Intermediate Bond Fund............................................  10
        Balanced Fund.....................................................  13
        Value Equity Fund.................................................  14
        Growth Equity Fund................................................  16
        Index Equity Fund.................................................  17
        Aggressive Equity Fund............................................  19
        International Equity Fund.........................................  21
        Investment Prohibitions Relating to the Funds.....................  24
        Loans of Portfolio Securities.....................................  26
        Valuation of Units................................................  26
        Transfers.........................................................  27
        Performance Information...........................................  27
        Derivative Instruments............................................  27
        Investment Advisors...............................................  30
        Structured Portfolio Service......................................  32
        Self-Managed Accounts.............................................  34
        Equitable Real Estate Account.....................................  34
        Contributions to the Investment Options...........................  34
        Transfers Among Investment Options................................  35
        Benefits and Distributions........................................  35
        Additional Information............................................  35
       ADOPTION OF PROGRAM................................................  36
       STATE STREET.......................................................  38
       AMERICAN BAR RETIREMENT ASSOCIATION................................  39
       DEDUCTIONS AND FEES................................................  40
        Program Expense Fee...............................................  40
        Trustee, Management and Administration Fees.......................  40
        Self-Managed Account Fees ........................................  41
        Actuarial Services and Fees.......................................  41
        Investment Advisor Fee............................................  41
        Operational and Offering Costs....................................  43
        Fee Recipients....................................................  43
ITEM  2. Properties ......................................................  44
ITEM  3. Legal Proceedings ...............................................  44
ITEM  4. Submission of Matters to a Vote of Security Holders .............  44
                                 PART II
ITEM  5. Market for Registrant's Common Equity and Related Stockholder
          Matters ........................................................  45
ITEM  6. Selected Financial Data .........................................  45
ITEM  7. Management's Discussion and Analysis of Financial Condition and
          Results of
           Operations.....................................................  51
ITEM  8. Financial Statements and Supplementary Data .....................  54

ITEM  9. Changes in and Disagreements with Accountants on Accounting and
          Financial  Disclosure ...........................................  54
                                 PART III
ITEM 10. Directors and Executive Officers of the Registrant ...............  55
ITEM 11. Executive Compensation ...........................................  55
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ...  55
ITEM 13. Certain Relationships and Related Transactions ...................  55
                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          .................................................................  56
Signatures ................................................................  60
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

  Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a portfolio of the Structured Portfolio Service. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as "mutual funds"), the Funds and the portfolios of the Structured Portfolio Service are not registered as investment companies under the Investment Company Act and, therefore, are not subject to the requirements of the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street, as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Pooled Trust for Retirement Plans, for the benefit of investors in the plans held under those trusts. Neither the Units nor the assets of the Funds or a portfolio of the Structured Portfolio Service, as applicable, are subject to the claims of State Street's creditors. The Units are not insured by the Federal Deposit Insurance Corp. or any governmental agency. State Street's activities as trustee of the Collective Trust are subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). There are no voting rights connected with the ownership of Units.

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

  Strategy. The Stable Asset Return Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as "U.S. Government Obligations") and notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, "Short-Term Investment Products"). The Stable Asset Return Fund may invest in Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including "Synthetic GICs" issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the Fund to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund's Short-Term Investment Products and investment contracts shall not exceed 1.5 years. As of December 31, 2000, approximately 32% of the Fund's assets were invested in Short-Term Investment Products and 68% of the Fund's assets were invested in investment contracts. As of December 31, 2000, the average weighted maturity of the Stable Asset Return Fund was 1.5 years. The Fund's portfolio will be structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

  Strategy. The Intermediate Bond Fund is expected to invest its assets in fixed income securities of varying maturities with a portfolio duration generally from three to six years. The level of investments in fixed income securities will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In selecting securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account. Prior to May 31, 2000, State Street invested a portion of the Intermediate Bond Fund to replicate the Lehman Brothers Government/Corporate Bond Index. However, since May 31, 2000, State Street has invested the entire Intermediate Bond Fund using an actively managed fixed income strategy.

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

  For the purpose of achieving income, the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing in more than seven days. See "-- Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors" for more information regarding repurchase agreements.

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

  Portfolio turnover was 54% for the twelve months ended December 31, 2000, 22% for the twelve months ended December 31, 1999 and 17% for the twelve months ended December 31, 1998. This turnover reflects purchases and sales of shares of the registered investment companies in which the Fund invested during these periods, rather than the turnover of the underlying portfolios of these registered investment companies. See "Investment Advisors and Initial Investments in Registered Investment Companies" below. Based on information available to State Street, the portfolio turnover for the PIMCO Total Return Fund was 223% for the twelve months ended March 31, 2000, 154% for the twelve months ended March 31, 1999 and 206% for the twelve months ended March 31, 1998.

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

  State Street had expected that it would select Barclays Global Investors to serve as Investment Advisor with respect to the portion of the Fund that was invested to replicate the Lehman Brothers Government/Corporate Bond Index. Prior to May 31, 2000, this portion of the fund was invested in the Barclays Global Investors Bond Index Fund, an open-end management investment company registered under the Investment Company Act. However, State Street determined that, effective May 31, 2000, the entire Intermediate Bond Fund will be invested utilizing an actively managed fixed income strategy rather than utilizing a partly indexed strategy. As a result, all of the assets of the Fund are now invested in the PIMCO Total Return Fund.

  If State Street concludes that the investment objectives or performance of the PIMCO Total Return Fund are no longer consistent with those of the Intermediate Bond Fund, State Street may transfer a portion or all of the assets of the Intermediate Bond Fund that are invested in the PIMCO Total Return Fund to other registered investment companies or collective investment funds managed by State Street, which, in light of the investment objectives of the Intermediate Bond Fund, State Street deems to be more appropriate. For additional information with respect to the Investment Advisors, see "-- Investment Advisors."

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

  State Street directs the allocation of the Fund's assets between debt and equity securities consistent with the Fund's strategy and obtains investment advice from separate advisors for each of the debt and equity portions of the Fund. Currently, approximately 40% of the Balanced Fund's assets are allocated to debt securities (with respect to which State Street receives advice from one Investment Advisor) and approximately 60% are allocated to equity securities (with respect to which State Street receives advice from another Investment Advisor). Contributions and transfers to, and withdrawals and transfers from, the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Fund's percentage of debt and equity securities at the time of each contribution, transfer or withdrawal. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Balanced Fund for which State Street obtains investment advice from each Investment Advisor. State Street may also, in its discretion, re-allocate assets in the Balanced Fund among equity and debt securities in order to avoid excessive deviation from the targeted allocation.

  Risk Factors. For information and risk factors associated with investing in equity securities, see "-- Index Equity Fund--Risk Factors," and in short-term instruments, see "--Stable Asset Return Fund--

Investment Guidelines and Restrictions and Risk Factors." For information with respect to the use of derivative instruments and mortgage-backed securities, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Because the types and proportions of the Balanced Fund's assets may change frequently in accordance with market conditions, an annual portfolio turnover rate cannot be predicted. Portfolio turnover was 207% for the twelve months ended December 31, 2000, 229% for the twelve months ended December 31, 1999 and 209% for the twelve months ended December 31, 1998.

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Portfolio turnover was 41% for the twelve months ended December 31, 2000, 27% for the twelve months ended December 31, 1999 and 27% for the twelve months ended December 31, 1998. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. See "--Investment Advisors." The portfolio turnover of the actively managed portion of the Value Equity Fund was 17% for the twelve months ended December 31, 2000, 27% for the twelve months ended December 31, 1999 and 27% for the twelve months ended December 31, 1998. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 14% for the twelve months ended December 31, 2000, 14% for the twelve months ended December 31, 1999 and 10% for the twelve months ended December 31, 1998.

  Investment Advisors. State Street has retained Alliance Capital L.P., acting through its Bernstein Investment Research and Management unit, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Value Equity Fund. The indexed portion of the Value Equity Fund will be invested through the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street. State Street will determine the percentage of the assets of the Value Equity Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 75% of the assets of the Value Equity Fund will be allocated to the actively managed portion and 25% will be allocated to the indexed portion. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Value Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Value Equity Fund among the actively managed and indexed portions of the Fund in order to achieve the targeted allocation of the Fund's assets invested on an actively managed and indexed basis. State Street may also, in its discretion, re-allocate assets in the Value Equity Fund among the actively managed and indexed portions in order to avoid excessive deviation from the targeted allocation. For additional information regarding the Investment Advisors, see "-- Investment Advisors."

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 80%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 80%. Portfolio turnover was 49% for the twelve months ended December 31, 2000, 46% for the twelve months ended December 31, 1999 and 46% for the twelve months ended December 31, 1998.

  Investment Advisors. State Street has retained Capital Guardian Trust Company, Lincoln Capital Management Company, Dresdner RCM Global Investors LLC and Bankers Trust Company to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Growth Equity Fund. Bankers Trust Company serves as advisor to State Street with respect to the indexed portion of the Fund. Each of the four advisors to the Growth Equity Fund provides advice and arranges for the execution of transactions for a separate portion of the Fund's assets. State Street will determine the percentage of the assets of the Growth Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, the assets of the Growth Equity Fund will be allocated to four equal portions. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Growth Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Growth Equity Fund among the four portions in order to achieve the targeted allocation of the assets of the Fund. State Street may also, in its discretion, re-allocate assets among the four portions in order to avoid excessive deviation from the targeted allocation. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Index Equity Fund

  Investment Objective. The investment objective of the Index Equity Fund is to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2000, the largest company had a market capitalization of approximately $475 billion and the smallest company had a market capitalization of approximately $2 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company does not sponsor the Index Equity Fund, nor is it affiliated in any way with the Index Equity Fund or with State Street. There can be no assurance that the Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

  Strategy. The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the smallest companies in the Russell 3000 Index. Deviation of the Fund's performance from the performance of the Russell 3000 Index (known as "tracking error") may result from various factors including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund changes made in the securities included in the Russell Index or the manner in which the performance Russell 3000 Index is calculated.

  Investment Guidelines and Restrictions. The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under " --Investment Prohibitions Relating to the Funds." The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

  Portfolio Turnover. Ordinarily, the Index Equity Fund will sell securities only to reflect changes in the Russell 3000 Index (including mergers or changes in the composition of the Russell 3000 Index) or to accommodate cash flows into and out of the Index Equity Fund. Accordingly, the turnover rate for the Index Equity Fund is not expected to exceed 50% on an annual basis. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. The turnover of the Fund was 217% for the twelve months ended December 31, 2000, 112% for the twelve months ended December 31, 1999 and 94% for the twelve months ended December 31, 1998. This turnover reflects purchases and sales of units of the collective investment funds through which the Fund invested during these periods rather than the turnover of the underlying portfolios of the collective investment funds. Higher than expected portfolio turnover in 2000, 1999 and 1998 reflects changes in the collective investment funds through which the Fund invests. See "Investment
Advisor" below.

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

  Investment Advisor. State Street is sole manager and trustee of the Index Equity Fund. However, in the future State Street may employ investment advisors, at its discretion and subject to consultation with ABRA. The assets of the Fund are currently invested through the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a collective investment fund maintained by State Street.

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover of the Aggressive Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 52% for the twelve months ended December 31, 2000, 59% for the twelve months ended December 31, 1999 and 55% for the twelve months ended December 31, 1998.

  Investment Advisors. State Street has retained Capital Guardian Trust Company and Sit Investment Associates, Inc. to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Aggressive Equity Fund. State Street will determine the percentage of the assets in the Aggressive Equity Fund to be allocated to each Investment Advisor. Unless altered by State Street, the assets of the Aggressive Equity Fund will be allocated to two equal portions. State Street will obtain advice for one portion from Capital Guardian Trust Company and will obtain advice for the other portion from Sit Investment Associates, Inc. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Aggressive Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Aggressive Equity Fund, between the two portions in order to achieve the targeted allocation of the Fund's assets. State Street may also, in its discretion, re-allocate assets in the Aggressive Equity Fund among the two portions in order to avoid excessive deviation from the targeted allocation. For additional information regarding the Investment Advisors, see "--Investment Advisors."

International Equity Fund

  Investment Objective. The International Equity Fund's investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund will seek to achieve growth of capital through capital appreciation, dividend income and currency gains. Common stocks of foreign companies offer a way to seek long-term growth of capital. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. There can be no assurance that the International Equity Fund will achieve its investment objective.

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

  Investment Guidelines and Restrictions. In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that are believed to have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The International Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International Equity Fund's investment objective will not be met by buying equity securities. Under normal conditions the International Equity Fund's investments in securities other than common stocks and other equity-related securities are limited to no more than 35% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See "--Stable Asset Return Fund."

  The International Equity Fund will normally conduct its foreign currency exchange transactions either on a cash basis at the spot rate prevailing in the foreign currency exchange market or through entering into forward contracts to purchase or sell foreign currencies. See "--Derivative Instruments."

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

  Currency Risk. Currency risk refers to a decline in the value of a foreign currency versus the value of the U.S. dollar, which reduces the U.S. dollar value of securities denominated in that currency. The overall impact on the Fund's holdings can be significant and long-lasting, depending on the currencies represented in the Fund's portfolio and how each one appreciates or depreciates in relation to the U.S. dollar and whether currency positions are hedged. Under normal conditions, the Fund will not engage in extensive foreign currency hedging programs. Further, exchange rate movements are unpredictable and it is not possible to effectively hedge the currency risks of many developing countries.

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

  Some of the countries in which the Fund may invest have histories of instability and upheaval that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Governmental actions such as capital or currency controls, nationalization of an industry or company, expropriation of assets, or imposition of high taxes could have an adverse effect on security prices and impair the International Equity Fund's ability to repatriate capital or income. Significant external risks currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries' economies and securities markets.

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

  Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund's overall performance. The International Equity Fund generally will hold its investments for an extended period of time, and the average annual rate of portfolio turnover is expected to be under 100%. It is difficult, however, to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Therefore, in any given year, the portfolio turnover rate may be substantially less or substantially more than 100%. While any portion of the assets of the International Equity Fund are invested in a registered investment company such as the T. Rowe Price International Stock Fund, reported portfolio turnover for the International Equity Fund will reflect purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of the registered investment company. Portfolio turnover was 250% for the twelve months ended December 31, 2000, 199% for the twelve months ended December 31, 1999 and 122% for the twelve months ended December 31, 1998. Based on information available to State Street, the portfolio turnover of the T. Rowe Price International Stock Fund was 38% for the twelve months ended October 31, 2000, 18% for the twelve months ended October 31, 1999 and 12% for the twelve months ended October 31, 1998. See "Investment Advisor and Initial Investments in Registered Investment Companies" below.

  Investment Advisor and Initial Investments in Registered Investment Companies. State Street has retained Dresdner RCM Global Investors LLC to be an Investment Advisor for the International Equity Fund and to provide investment advice and arrange for the execution of purchases and sales of securities for approximately one-half of the assets in the International Equity Fund, subject to the supervision and approval of State Street to accept or reject any recommended investment. State Street expects to select T. Rowe Price International, Inc. to also serve as Investment Advisor and to provide investment advice and arrange for the execution of purchases and sales of securities for the other one-half of the assets in the International Equity Fund.

  State Street, however, based upon the advice of T. Rowe Price International has determined that, in order for the International Equity Fund to meet its investment objective and to provide for efficient investment of the Fund's assets, until a sufficient level of assets in the Fund is attained, State Street will obtain T. Rowe Price International's investment advice by investing approximately one-half of the assets of the International Equity Fund in the T. Rowe Price International Stock Fund, a registered investment company that is managed by T. Rowe Price International and that has substantially the same investment objectives as the International Equity Fund. Stock selection in the T. Rowe Price International Stock Fund reflects a growth style. The T. Rowe Price International Stock Fund may purchase the stocks of companies of any size, but will focus typically on large and, to a lesser extent, medium sized companies. If State Street concludes that the investment objectives or performance of the T. Rowe Price International Stock Fund are no longer consistent with those of the International Equity Fund, State Street may transfer a portion or all of the assets of the International Equity Fund to other registered investment companies or collective investment funds maintained by State Street that, in light of the investment objectives of the International Equity Fund, State Street deems to be more appropriate.

  State Street will determine the portion of the International Equity Fund's assets for which advice is obtained from each Investment Advisor. Unless altered by State Street, the assets of the International Equity Fund will be allocated to two equal portions. One portion will be invested in the T. Rowe Price International Stock Fund and the other will be invested in the collective trust portfolio for which advice is obtained from Dresdner RCM Global Investors LLC. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the International Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the International Equity Fund between the two portions in order to achieve the targeted allocation of the Fund's assets. State Street may also, in its discretion, re-allocate assets in the International Equity Fund among the two portions in order to avoid excessive deviation from the targeted allocation. For additional information with respect to the Investment Advisor, see "-- Investment Advisors."

  Transfer Restrictions.   Effective August 1, 2001, the International Equity
Fund will adopt an excessive transfer policy that restricts a Participant's ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There will be no restriction on a Participant's ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see "--Transfers Among Investment Options."

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

  State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, if that investment would cause (1) more than 5% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund's net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase. State Street has also directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in an industry if that investment would cause more than 25% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase. In addition, State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in the securities of an issuer if that investment would cause more than 5% of the portion of the assets of the Fund allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase. However, with respect to the portion of the Growth Equity Fund for which advice is obtained from Dresdner RCM Global Investors LLC, Dresdner may recommend additional investments in an issuer beyond the 5% limit described above at the time of purchase and State Street may cause the Growth Equity Fund to make such investment, so long as the total investments in the issuer held by the Dresdner portion would not, at the time of purchase, represent a percentage of total assets greater than 125% of the representation of that issuer in the Russell 1000 Growth Index. The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Value Equity Fund and the Growth Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer.

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

Derivative Instruments

  Generally. The Funds will not engage in investments in derivative securities, such as futures, options, swaps, caps or floor contracts or foreign currency hedging contracts, except as described in this paragraph and as set forth under "Funds Investing in Registered Investment Companies" below. The Index Equity Fund and the indexed portions of the Value Equity Fund and the Growth Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example pending investment or to pay for redemption requests). The International Equity Fund and, to a lesser extent, the Balanced Fund, the Value Equity Fund, the Growth Equity Fund and the Aggressive Equity Fund may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph. Collateralized mortgage obligations (known as "CMOs") and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities, which are securities whose value is derived from other instruments or assets, because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable. The Balanced Fund may continue to hold current investments in the CMOs that are included in its portfolio. However, no additional investments in CMOs may be made. The Stable Asset Return Fund and the Balanced Fund invest in asset-backed securities, but do not invest in CMOs or other derivative mortgage-backed securities. See "-- Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors."

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

  Funds Investing in Registered Investment Companies. While the assets of the Intermediate Bond Fund are invested in the PIMCO Total Return Fund and while the assets of the International Equity Fund are invested in the T. Rowe Price International Stock Fund (or in any other registered investment companies as State Street may select), investments by these registered investment companies will be subject to the derivatives policies adopted by these companies. These policies are described in the prospectuses and statements of additional information of these registered investment companies and are described in this prospectus as interpreted by State Street. These registered investment companies may enter into interest rate, index and currency exchange rate swap agreements for purposes of attempting to obtain a particular desired investment objective at a lower cost than if the investment company had invested directly in an instrument that yielded that desired return and may utilize any of the strategies referred to below, and may use forward foreign currency exchange contracts to lock in the exchange rate for a purchased security in the manner described in the preceding paragraph. Separately, while the assets of the International Equity Fund are invested in the T. Rowe Price International Stock Fund (or in any other registered investment companies as State Street may select), all of these registered investment companies may enter into contracts designed to increase or decrease their exposure to a particular currency, in an amount approximating the value of some or all of the portfolio securities denominated in the currency, if their managers believe that the currency may suffer or enjoy a substantial movement against another currency. These registered investment companies may also invest in CMOs and other mortgage-related securities, as well as asset-backed securities, which could be considered to be derivative securities. The registered investment companies in which the Intermediate Bond Fund may invest may effect short sales as part of their overall portfolio management strategies or to offset potential declines in value of long positions in similar securities as those sold short. To the extent that the registered investment companies in which the Intermediate Bond Fund may invest engage in uncovered short sales, they will maintain asset coverage in the form of liquid assets in a segregated account. The T. Rowe Price International Stock Fund may invest up to 10% of its total assets in "Hybrid Instruments." These instruments (a type of potentially high-risk derivative) can combine the characteristics of securities, futures, and options. For example, the principal amount, redemption, or conversion terms of a security could be related to the market price of some commodity, currency, or securities index. These securities may bear interest or pay dividends at below market (or even relatively nominal) rates. Under some conditions, the redemption value of this type of investment could be zero. Hybrid Instruments can have volatile prices and limited liquidity, and their use by the T. Rowe Price International Stock Fund may not be successful. In addition, investors should not view percentage investment restrictions as an accurate gauge of the potential risk of such investments. For example, in a given period, a 5% investment in Hybrid Instruments could have significantly more of an impact on the T. Rowe Price International Stock Fund's share price than its weighting in the portfolio.

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

  The purchase and writing of options involves risks. During the option period, a writer of a covered call option gives up, in return for the premium on the option, the opportunity to profit from a price increase in the underlying security above the exercise price but retains, as long as its obligations as a writer continues, the risk of loss should the price of the underlying security decline. The writer of an option traded on an option exchange in the United States has no control over the time when it may be required to fulfill the writer's obligation. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying securities at the exercise price. The writer of an uncovered option bears the risk of having to purchase the security subject to the option at a price higher than the exercise price of the option. As the price of a security could appreciate substantially, the option writer's loss could be significant. If a put or call option is not sold when it has remaining value, and if the market price of the underlying security, in the case of a put, remains equal to or greater than the exercise price or, in the case of a call, remains less than or equal to the exercise price, the investor will lose its entire investment in the option. Also, when a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. Furthermore, there can be no assurance that a liquid market will exist when an investor seeks to close out an option position. If trading restrictions or suspensions are imposed on the options markets, an investor may be unable to close out a position.

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

  The current Investment Advisors are:

  Alliance Capital Management L.P. Advisor to the Value Equity Fund, Alliance Capital Management L.P. ("Alliance Capital") is a registered investment adviser founded in 1962. Investment management recommendations for the Value Equity Fund will be made by the investment professionals of Alliance Capital's Bernstein Investment Research and Management Unit ("Bernstein"). Bernstein, located at 767 Fifth Avenue, New York, New York 10153, continues and services the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment adviser and broker-dealer acquired by Alliance Capital in October 2000 that managed value oriented investment portfolios since 1967. Alliance Capital is a leading global investment adviser supervising client accounts with assets as of December 31, 2000 totaling approximately $454 billion.

  Bankers Trust Company. Advisor to the index portion of the Growth Equity Fund, Bankers Trust Company, a New York banking corporation with principal offices at 130 Liberty Street, New York, New York 10006 is a wholly-owned subsidiary of Deutsche Bank AG ("Deutsche Bank"). Deutsche Bank is a banking company with limited liability organized under the laws of the Federal Republic of Germany. Deutsche Bank is the parent company of a group consisting of banks, capital markets companies, fund management companies, mortgage banks, a property finance company, installment financing and leasing companies, insurance companies, research and consultancy companies and other domestic and foreign companies. As of December 31, 2000, Bankers Trust Company had $241 billion in discretionary assets under management.

  Capital Guardian Trust Company. Advisor to the equity portion of the Balanced Fund, and to the Growth Equity Fund and the Aggressive Equity Fund, Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2000, it had approximately $121.7 billion in assets under its management.

  Dresdner RCM Global Investors LLC. Advisor to the Growth Equity Fund and the International Equity Fund, Dresdner RCM Global Investors is the institutional investment management arm of the Dresdner Bank Group outside of Germany. Dresdner RCM Global Investors established a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. The firm's U.S. affiliate is located at Four Embarcadero Center, San Francisco, CA 94111, with investment management, client servicing, and operations in the world's primary financial centers. As of December 31, 2000, Dresdner RCM Global Investors had approximately $81 billion of assets under management and advice and Dresdner RCM Global Investors LLC, the U.S. operation of Dresdner RCM Global Investors, had approximately $46 billion of assets under management.

  Lincoln Capital Management Company. Advisor to the Growth Equity Fund, Lincoln Capital Management Company is an Illinois sub-chapter S corporation. Its principal place of business is 200 South Wacker Drive, Chicago, Illinois 60606. As of December 31, 2000, the firm had approximately $65 billion of assets under management.

  Miller Anderson & Sherrerd. Advisor to the debt portion of the Balanced Fund, Miller Anderson & Sherrerd was established in 1969 and was acquired by Morgan Stanley Group on January 3, 1996. Its principal place of business is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 2000, Miller Anderson & Sherrerd had approximately $75.5 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

  Pacific Investment Management Company. Anticipated future advisor to the Intermediate Bond Fund, Pacific Investment Management Company ("PIMCO") is an investment management company founded in 1971, and had approximately $216 billion in assets under management as of December 31, 2000. PIMCO Advisors L.P., the parent company of PIMCO, is 70% owned by Allianz A.G. Pacific Life Insurance Company is the only minority shareholder of PIMCO Advisors L.P., and holds the remaining 30% interest. PIMCO's address is 840 Newport Center Drive, Suite 300, Newport Beach, California 92660. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission.

  Sit Investment Associates, Inc. Advisor to the Aggressive Equity Fund, Sit Investment Associates is a Minnesota corporation formed in 1981. Its principal place of business is 4600 Norwest Center, 90 South Seventh Street, Suite 4600, Minneapolis, Minnesota 55402. Sit Investment Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. As of December 31, 2000, Sit Investment Associates had approximately $9.6 billion in assets under management. Eugene C. Sit is the controlling shareholder of Sit Investment Associates.

  T. Rowe Price International, Inc. Anticipated future advisor to the International Equity Fund, T. Rowe Price International, Inc. ("TRPI") is a wholly-owned subsidiary of T. Rowe Price Associates. TRPI is the successor to Rowe Price-Fleming International ("Price-Fleming"), a joint venture established in 1979 between T. Rowe Price Associates and Robert Fleming Holdings ("Fleming"). In 2000, T. Rowe Price became the sole owner of Rowe Price-Fleming and renamed the company T. Rowe Price International. As of December 31, 2000, TRPI managed approximately $32.7 billion in assets. The U.S. office of T. Rowe Price International is located at 100 East Pratt Street, Baltimore, Maryland 21202. Offices are also located in London, Tokyo, Singapore, Hong Kong, Buenos Aires, and Paris.

  Recommendations to buy and sell securities for the Funds are made by each Investment Advisor in accordance with the investment policies and restrictions of the Funds and subject to monitoring and approval by State Street. Investment recommendations for the Funds are made independently from those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when the same investment recommendation is made for more than one client's account. It is the practice of each Investment Advisor to allocate these purchases or sales to be executed in connection with these recommendations insofar as feasible among its several clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of the clients, the relative size of the portfolio holdings of the same or comparable securities and the then availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of its clients are engaged in the simultaneous sale or purchase of securities, transactions are allocated as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances when purchases or sales of portfolio securities for one or more clients will have an adverse effect on other clients.

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

Transfers Among Investment Options

  Transfers may be made among the Funds, the portfolios of the Structured Portfolio Service and Self-Managed Accounts generally on any Business Day based on the relevant per Unit net asset value of each Fund or each portfolio of the Structured Portfolio Service, as applicable.

  Effective August 1, 2001, the International Equity Fund will adopt an excessive transfer policy that may restrict a Participant's ability to make transfers into the International Equity Fund. Under the policy, Participants may make not more than one transfer into the International Equity Fund within any 45 calendar day period. There will be no restriction on a Participant's ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund.

  No transfers may be made to the Equitable Real Estate Account.

  There is no charge for transfers.

Benefits and Distributions

  A Participant's eligibility for benefits depends on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

Participant Advisor Service

  State Street expects to contract with Financial Engines, Inc. to make available to Participants no earlier than July 1, 2001 the Financial Engines asset allocation investment advisor service, an Internet and intranet based personalized defined contribution plan advisor service. Additional information regarding this service may be obtained from State Street at the phone number provided below and from the prospectus relating to the Program.

Additional Information

  Persons who are already Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

  . calling State Street at (800) 348-2272 between 9:00 a.m. and 8:00 p.m. Eastern time;

  .  calling our FaxBack line at (877) 202-3930; or

  .  accessing our Web site at http://www.abaretirement.com

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

                              ADOPTION OF PROGRAM

  Sole practitioners, partnerships and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA's House of Delegates. These bar associations may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ABRA, and has, as an owner or a member of its governing board, a member or associate of the ABA. State Street's retirement program specialists are available to help individuals and organizations determine whether they are eligible to adopt the Program.

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

  Assets contributed under master plans are held by State Street as trustee of the American Bar Association Members Retirement Trust. Assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans. Assets contributed to each of these trusts are invested in the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of each plan. In accordance with the plans, assets of the trusts are held for the benefit of the Participants. The Internal Revenue Service has determined each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans to be tax-exempt trusts under section 501(a) of the Internal Revenue Code.

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

  State Street's principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corp., a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ending December 31, 2000, State Street and its affiliates had a total risk-based capital ratio of 13.5%, which is far in excess of applicable regulatory requirements. As of December 31, 2000, State Street together with its affiliates had over $6.1 trillion of assets under custody and had $711 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

  Effective as of April 1, 2000, State Street and Citigroup, Inc. formed a jointly owned Delaware limited liability company called CitiStreet LLC. CitiStreet provides recordkeeping and other administrative services to clients of State Street and Citigroup, Inc. Insofar as State Street provides recordkeeping and other administrative services to the Program, these services may be provided by CitiStreet on behalf of State Street pursuant to a service agreement entered into between State Street and CitiStreet.

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

  For the calendar year ending December 31, 2000, the program expense fee payable to State Street was $8,928,398. This amount equals the sum of monthly payments each equal to one-twelfth the sum of (i) $750,000 plus (ii) $191 multiplied by the number of participants in the Program other than active participants without account balances as of the last Business Day of the immediately preceding month, plus (iii) $191 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee was accrued daily and paid monthly.

  State Street expects to make a participant advisor service available no earlier than July 1, 2001. Starting at that time, State Street will calculate the program expense fee as follows: the monthly fee will be one-twelfth of the sum of (i) $750,000 plus (ii) $201 multiplied by the number of participants in the Program other than active participants without account balances as of the last Business Day of the immediately preceding month, plus (iii) $201 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee is accrued daily and is paid monthly. The $201 amount in the above calculation includes $10 per Participant for the participant advisor service.

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

  The program expense fee payable to State Street is subject to reduction based on the amount of retirement plan assets held by State Street on behalf of law firm and law-related clients identified by State Street and ABRA that do not participate in the Program. For the year ended December 31, 2000 the amount of this reduction was $74,438.

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

Actuarial Services and Fees

  State Street has retained a third-party actuarial firm to provide actuarial services for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Plan or other plan requiring actuarial services. The fees and expenses of the actuarial firm will be charged based on the amount of actuarial services provided by the firm. If this fee is not paid directly by the Employer, such fee will be deducted from the Plan's assets.

Investment Advisor Fee

  A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from the assets of the Funds.

                             Value of Assets in
                        Growth Equity Fund Allocated
                   to Lincoln Capital Management Company                 Rate
                   -------------------------------------                ------
     First $20 million................................................. .4675%
     Next $130 million................................................. .35
     Next $350 million................................................. .25
     Next $500 million................................................. .20
     Over $1,000 million............................................... .15
                             Value of Assets in
                         Balanced Fund Allocated to
                         Miller Anderson & Sherrerd                      Rate
                         --------------------------                     ------
     First $25 million................................................. .50  %
     Next $50 million.................................................. .25
     Next $775 million................................................. .15
     Over $850 million................................................. .125
                             Value of Assets in
                      Value Equity Fund Allocated to
                      Alliance Capital Management L.P.                   Rate
                      --------------------------------                  ------
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

                             Value of Assets in
                             Growth Equity Fund
                     Allocated to Bankers Trust Company                   Rate
                     ----------------------------------                 --------
     First $100 million................................................  .075  %
     Next $100 million.................................................  .0375
     Over $200 million.................................................  .010
                             Value of Assets in
                             Growth Equity Fund
               Allocated to Dresdner RCM Global Investors LLC             Rate
               ----------------------------------------------           --------
     First $10 million.................................................  .70  %
     Next $10 million..................................................  .60
     Next $20 million..................................................  .50
     Next $20 million..................................................  .35
     Next $40 million..................................................  .30
     Over $100 million.................................................  .25
                             Value of Assets in
                         International Equity Fund
              Allocated to Dresdner RCM Global Investors LLC*             Rate
              -----------------------------------------------           --------
     First $20 million.................................................  .75  %
     Next $20 million..................................................  .60
     Next $20 million..................................................  .50
     Next $40 million..................................................  .45
     Over $100 million.................................................  .40
                     Value of Assets in Balanced Fund,
                           Growth Equity Fund and
                           Aggressive Equity Fund
               Allocated to Capital Guardian Trust Company**              Rate
               ---------------------------------------------            --------
     First $20 million.................................................  .50  %
     Next $30 million..................................................  .35
     Over $50 million..................................................  .225
                             Value of Assets in
                           Aggressive Equity Fund
                Allocated to Sit Investment Associates, Inc.              Rate
                --------------------------------------------            --------
     First $10 million................................................. 1.00  %
     Next $10 million..................................................  .70
     Over $20 million..................................................  .60

    -------
    * While Dresdner RCM Global Investors LLC serves as an Investment Advisor to both the Growth Equity Fund and the International Equity Fund, the Investment Advisor fee payable to Dresdner RCM Global Investors LLC with respect to the International Equity Fund shall be calculated using the schedule shown for the International Equity Fund commencing at the tier determined by the aggregate value of assets in the Growth Equity Fund and International Equity Fund allocated to Dresdner RCM Global Investors LLC. As of December 31, 2000, approximately $430 million of the Growth Equity Fund's assets were allocated to Dresdner RCM Global Investors LLC.
    ** Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.

  To the extent that the assets of the Intermediate Bond Fund and the International Equity Fund are invested in shares of registered investment companies, no separate investment advisory fees will be paid by the applicable Funds. These Funds, however, will indirectly bear their proportionate share of the investment advisory fees and annual operating expenses payable by these registered investment companies. See "Description of Investment Options-- Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies," and "Description of Investment Options-- International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies." In the most recent periods for which information is available, the PIMCO Total Return Fund paid total asset management and administration fees of .43%, and the T. Rowe Price International Stock Fund paid total asset management and administration fees of .85%.

These fees vary with the amount of assets held in the registered investment companies and as a result of changes in the underlying fee structure of the registered investment companies. Program expense fees and trustee, management and administrative fees are paid by the Funds during the time that the Funds are invested in these registered investment companies.

  T. Rowe Price International has separately agreed that in return for administrative services provided by State Street with respect to the International Equity Fund, T. Rowe Price International shall pay State Street a .10% administrative service credit, which is credited to the International Equity Fund.

Operational and Offering Costs

  Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. A fee in the amount of $556,000 for the registration of $2 billion of Units with the SEC was paid in December 1998 and was considered an offering cost. This expense was allocated to the Funds based on net asset value, was capitalized by each Fund and was amortized over the period from December 1998 through December 2000. A fee in the amount of $250,000 for the registration of $1 billion of units with the SEC was paid in March 2001 and will be an ongoing operational cost. This expense will be allocated to the Funds based on net asset value and accrued over the period from January 2001 through December 2001.

Fee Recipients

  The following information with respect to fees is based on the approximate assets of the Program on December 31, 2000, which was $3,717,000,000, and on the number of participants for whom State Street was responsible for recordkeeping as of December 31, 2000, which was 44,396. The total assets as of December 31, 2000 includes $721,000,000 for the Stable Asset Return Fund, $144,000,000 for the Intermediate Bond Fund, $456,000,000 for the Balanced Fund, $188,000,000 for the Value Equity Fund, $1,384,000,000 for the Growth Equity Fund, $284,000,000 for the Index Equity Fund, $422,000,000 for the Aggressive Equity Fund, $114,000,000 for the International Equity Fund, and $4,000,000 for the Equitable Real Estate Account. State, Street, in its capacity as administrator of the program and manager of the Funds, would receive fees of $12,446,000 on an annual basis (after fee discounts of $300,000 for outstanding benefits checks and $76,000 for law firm and law-related client assets not invested in the Program). ABRA would receive fees of $1,634,000 on an annual basis in its capacity as sponsor of the Program.

  As of December 31, 2000, the Investment Advisors provided investment advice and transaction execution with respect to the following approximate asset amounts: Capital Guardian Trust Company -- $812,000,000 (including $366,000,000 invested in the Growth Equity Fund, $179,000,000 invested in the Aggressive Equity Fund and $267,000,000 invested in the Balanced Fund); Bankers Trust Company -- $297,000,000; Lincoln Capital Management Company -- $291,000,000; Miller Anderson & Sherrerd -- $189,000,000; Dresdner RCM Global Investors LLC -- $483,000,000 (including $430,000,000 invested in the Growth Equity Fund and $53,000,000 invested in the International Equity Fund); Sit Investment Associates, Inc. -- $243,000,000; and Alliance Capital L.P. acting through its Bernstein Investment Research and Management unit -- $141,000,000. Also, as of December 31, 2000, $144,000,000 was invested in the PIMCO Total Return Fund and $61,000,000 was invested in the T. Rowe Price International Stock Fund.

  Assuming the allocation of the assets of the Funds among the Investment Advisors is as set forth above, the following advisory fees would have been payable: Capital Guardian Trust Company -- $1,824,000 (after an applicable fee discount of $96,000); Bankers Trust Company -- $122,000; Lincoln Capital Management Company -- 901,000; Miller Anderson & Sherrerd -- $421,000; Dresdner RCM Global Investors LLC -- $1,457,000; Sit Investment Associates, Inc. -- $1,508,000; and Alliance Capital L.P. acting through its Bernstein Investment Research and Management unit -- $448,000. In addition, based on published fee schedules, the following anticipated Investment Advisors would have received the following fees from registered investment companies into which finds were invested: PIMCO -- $619,000; T. Rowe Price International, Inc.-- $506,000 (before credit of a $61,000 administrative fee paid to the International Equity Fund by T. Rowe Price International, Inc.).

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

Stable Asset Return Fund:*

                      For the Period
                    December 5, 1991**                             Year ended December 31,
                            to         -----------------------------------------------------------------------------------------
                    December 31, 1991    1992      1993      1994      1995      1996      1997      1998      1999       2000
                    ------------------ --------  --------  --------  --------  --------  --------  --------  --------   --------
Investment income.       $   .004      $   .042  $   .035  $   .043  $   .061  $   .058  $   .060  $   .060  $   .060   $   .060
Net expenses......          (.000)        (.008)    (.008)    (.007)    (.007)    (.007)    (.007)    (.006)    (.004)     (.004)
                         --------      --------  --------  --------  --------  --------  --------  --------  --------   --------
Net investment
 income...........           .004          .034      .027      .036      .054      .051      .053      .054      .056       .056
Reinvestment of
 net investment
 income...........          (.004)        (.034)    (.027)    (.036)    (.054)    (.051)    (.053)    (.054)    (.056)     (.056)
                         --------      --------  --------  --------  --------  --------  --------  --------  --------   --------
Net asset value at
 beginning and end
 of period........       $   1.00      $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00   $   1.00
                         ========      ========  ========  ========  ========  ========  ========  ========  ========   ========
Ratio of net
 expenses to
 average net
 assets...........             --           .79%      .75%      .73%      .73%      .68%      .68%      .61%      .37%#      .37%#
Ratio of net
 investment income
 to average net
 assets...........             --          3.45%     2.77%     3.55%     5.32%     5.15%     5.38%     5.44%     5.50%      6.07%
Net assets at end
 of period (in
 thousands).......       $560,334      $589,882  $509,905  $491,979  $630,208  $634,763  $634,565  $679,991  $709,516   $726,437

Intermediate Bond Fund:

                            For the Period
                          September 5, 1995**          Year ended December 31,
                            to December 31,   ---------------------------------------------------
                                 1995          1996      1997       1998       1999        2000
                          ------------------- -------   -------   --------   --------    --------
Investment income.......        $   .34       $   .67   $   .97   $   1.12   $    .78    $    .86
Net expenses***.........           (.02)         (.06)     (.07)      (.06)      (.05)       (.05)
                                -------       -------   -------   --------   --------    --------
Net investment income...            .32           .61       .90       1.06        .73         .81
Net realized and
 unrealized gain (loss)
 on investments.........            .26          (.30)      .12        .02       (.92)        .68
                                -------       -------   -------   --------   --------    --------
Net increase in unit
 value..................            .58           .31      1.02       1.08       (.19)       1.49
Net asset value at be-
 ginning of period......          10.00         10.58     10.89      11.91      12.99       12.80
                                -------       -------   -------   --------   --------    --------
Net asset value at end
 of period..............        $ 10.58       $ 10.89   $ 11.91   $  12.99   $  12.80    $  14.29
                                =======       =======   =======   ========   ========    ========
Ratio of net expenses to
 average net assets***..            .69 %****     .58 %     .57 %      .52 %      .37 %#      .36 %#
Ratio of net investment
 income to average net
 assets.................           9.17 %****    5.82 %    7.93 %     8.50 %     5.71 %      6.07 %
Portfolio turnover+.....              2 %++        22 %      14 %       17 %       22 %        54 %
Total return............           5.80 %++      2.93 %    9.37 %     9.07 %    (1.46)%     11.64 %
Net assets at end of pe-
 riod (in thousands)....        $36,457       $49,612   $82,734   $127,867   $131,083    $144,343

- -------
   * As of September 5, 1995, the Blended Rate Fund was merged into the Enhanced Short Term Investment Fund ("ESTIF") and ESTIF's name was changed to the Stable Asset Return Fund. The financial statements of the Fund reflect a combination of the assets and liabilities of ESTIF and the Blended Rate Fund as of the effective date of the merger.
  **  Commencement of operations.
 *** The registered investment companies in which the Fund invests pay asset management and administration fees to their investment advisors. These fees are not included in per Unit expenses or the ratio of expenses to average net assets.
****  Ratios annualized.
   + Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather than the turnover of the underlying portfolios of such registered investment companies.
  ++  Not annualized.
   # Reflects a reduction in the Program Expense Fee payable to State Street. If the fee had not been reduced, the annualized ratio of net expenses to average net assets for the Stable Asset Return Fund would have been .38% and .37% for the years ended December 31, 1999 and 2000, respectively, and the annualized ratio of net expenses to average net assets for the Intermediate Bond Fund would have been .37% and .36% for the years ended December 31, 1999 and 2000, respectively. See Note 3 of the Notes to Financial Statements.

Balanced Fund:

                           For the Period                                  Year ended
                          January 2, 1992*                                December 31,
                                 to          --------------------------------------------------------------------------------
                          December 31, 1992    1993      1994       1995      1996      1997      1998      1999       2000
                          -----------------  --------  --------   --------  --------  --------  --------  --------   --------
Investment income.......      $    .89       $   1.00  $   1.08   $   1.19  $   1.30  $   1.42  $   1.68  $   1.82   $   2.22
Net expenses............          (.25)          (.26)     (.26)      (.29)     (.33)     (.35)     (.35)     (.34)      (.37)
                              --------       --------  --------   --------  --------  --------  --------  --------   --------
Net investment income...           .64            .74       .82        .90       .97      1.07      1.33      1.48       1.85
Net realized and
 unrealized gain (loss)
 on investments.........         (1.56)           .82      (.82)      6.07      3.78      6.59      7.44      6.54       1.20
                              --------       --------  --------   --------  --------  --------  --------  --------   --------
Net increase (decrease)
 in unit value..........          (.92)          1.56       --        6.97      4.75      7.66      8.77      8.02       3.05
Net asset value at
 beginning of period....         24.40          23.48     25.04      25.04     32.01     36.76     44.42     53.19      61.21
                              --------       --------  --------   --------  --------  --------  --------  --------   --------
Net asset value at end
 of period..............      $  23.48       $  25.04  $  25.04   $  32.01  $  36.76  $  44.42  $  53.19    $61.21   $  64.26
                              ========       ========  ========   ========  ========  ========  ========  ========   ========
Ratio of net expenses to
 average net assets.....          1.10 %**       1.07%     1.03 %     1.00%      .96%      .84%      .72%      .60%#      .59%#
Ratio of net investment
 income to average net
 assets.................          2.82 %**       3.05%     3.32%      3.08%     2.85%     2.62%     2.72%     2.57%      2.94%
Portfolio turnover......           119 %***       153%      113%       155%      181%      122%      209%      229%       207%
Total return............         (3.77)%***      6.64%     0.00%     27.84%    14.84%    20.84%    19.74%    15.08%      4.98%
Net assets at end of
 period (in thousands)..      $167,242       $193,362  $198,945   $264,526  $295,401  $358,503  $414,662  $460,328   $456,393

Value Equity Fund:

                            For the Period                      Year ended
                          September 5 , 1995*                  December 31,
                                  to          ----------------------------------------------------
                           December 31, 1995    1996      1997       1998       1999        2000
                          ------------------- --------  ---------  ---------  ---------   --------
Investment income.......        $   .13       $    .40  $     .47  $     .47  $     .51   $    .50
Net expenses............           (.04)          (.14)      (.17)      (.17)      (.17)      (.16)
                                -------       --------  ---------  ---------  ---------   --------
Net investment income...            .09            .26        .30        .30        .34        .34
Net realized and
 unrealized gain on in-
 vestments..............            .84           2.54       4.08       3.12       1.64        .66
                                -------       --------  ---------  ---------  ---------   --------
Net increase in unit
 value..................            .93           2.80       4.38       3.42       1.98       1.00
Net asset value at be-
 ginning of period......          12.00          12.93      15.73      20.11      23.53      25.51
                                -------       --------  ---------  ---------  ---------   --------
Net asset value at end
 of period..............        $ 12.93       $  15.73  $   20.11  $   23.53  $   25.51   $  26.51
                                =======       ========  =========  =========  =========   ========
Ratio of net expenses to
 average net assets.....           1.00%**         .99%       .90%       .80%       .68%#      .63%#
Ratio of net investment
 income to average net
 assets.................           2.12%**        1.85%      1.61%      1.39%      1.36%      1.39%
Portfolio turnover......              4%***         17%        13%        27%        27%        41%
Total return............           7.75%***      21.66%     27.84%     17.01%      8.41%      3.92%
Net assets at end of pe-
 riod (in thousands)....        $20,617        $48,131   $113,103   $150,783   $178,880   $187,422

- -------
  *  Commencement of operations.
 **  Ratios annualized.
***  Not annualized.
  # Reflects a reduction in the Program Expense Fee payable to State Street. If the fee had not been reduced, the annualized ratio of net expenses to average net assets for the Balanced Fund would have been .60% and .59% for the years ended December 31, 1999 and 2000, respectively, and the annualized ratio of net expenses to average net assets for the Value Equity Fund would have been .68% and .63% for the years ended December 31, 1999 and 2000, respectively. See Note 3 of the Notes to Financial Statements.

Growth Equity Fund:*

                          For the Period
                         January 2, 1992**
                          to December 31,
                               1992
                         -----------------
Investment income......      $    .32
Net expenses...........          (.15)
                             --------
Net investment income..           .17
Net realized and
 unrealized gain on
 investments...........           .30
                             --------
Net increase in unit
 value.................           .47
Net asset value at
 beginning of period...         14.77
                             --------
Net asset value at end
 of period.............      $  15.24
                             ========
Ratio of net expenses
 to average net assets.          1.01%***
Ratio of net investment
 income to average net
 assets................          1.22%***
Portfolio turnover.....            46%****
Total return...........          3.22%****
Net assets at end of
 period (in thousands).      $427,933
                                                          Year ended
                                                         December 31,
                         ----------------------------------------------------------------------------------------
                           1993      1994      1995      1996      1997       1998        1999         2000
                         --------- --------- --------- --------- --------- ----------- ------------ -------------
Investment income......  $    .32  $    .35  $    .39  $    .51  $    .41  $      .43  $      .47   $      .46
Net expenses...........      (.15)     (.16)     (.19)     (.22)     (.26)       (.30)       (.33)        (.39)
                         --------- --------- --------- --------- --------- ----------- ------------ -------------
Net investment income..       .17       .19       .20       .29       .15         .13         .14          .07
Net realized and
 unrealized gain on
 investments...........      1.30       .06      5.77      4.61      8.00       13.63       16.53       (10.19)
                         --------- --------- --------- --------- --------- ----------- ------------ -------------
Net increase in unit
 value.................      1.47       .25      5.97      4.90      8.15       13.76       16.67       (10.12)
Net asset value at
 beginning of period...     15.24     16.71     16.96     22.93     27.83       35.98       49.74        66.41
                         --------- --------- --------- --------- --------- ----------- ------------ -------------
Net asset value at end
 of period.............  $  16.71  $  16.96  $  22.93  $  27.83  $  35.98  $    49.74  $    66.41   $    56.29
                         ========= ========= ========= ========= ========= =========== ============ =============
Ratio of net expenses
 to average net assets.       .96%      .95%      .92%      .88%      .80%        .71%        .59%#        .58 %#
Ratio of net investment
 income to average net
 assets................      1.03%     1.12%      .98%     1.13%      .48%        .32%        .26%         .11 %
Portfolio turnover.....        82%       59%       60%       64%       88%         46%         46%          49 %
Total return...........      9.60%     1.49%    35.23%    21.37%    29.31%      38.24%      33.51%      (15.24)%
Net assets at end of
 period (in thousands).  $471,398  $479,435  $637,834  $752,798  $967,854  $1,297,827  $1,710,609   $1,384,350

Index Equity Fund:+

                           For the Period                           Year ended
                          April 30, 1994**                         December 31,
                          to December 31,    ------------------------------------------------------------------
                                1994           1995       1996      1997        1998        1999         2000
                          ----------------   --------   --------  ---------   ---------   ---------    --------
Investment income.......      $   --         $    .02   $    .28  $     .08   $     .09   $     .00    $     --
Net expenses............         (.04)           (.08)      (.11)      (.12)       (.14)       (.11)       (.12)
                              -------        --------   --------  ---------   ---------   ---------    --------
Net investment income
 (loss).................         (.04)           (.06)       .17       (.04)       (.05)       (.11)       (.12)
Net realized and
 unrealized gain on
 investments............          .39            3.68       2.72       5.23        5.15        6.16       (2.88)
                              -------        --------   --------  ---------   ---------   ---------    --------
Net increase in unit
 value..................          .35            3.62       2.89       5.19        5.10        6.05       (3.00)
Net asset value at be-
 ginning of period......        10.00           10.35      13.97      16.86       22.05       27.15       33.20
                              -------        --------   --------  ---------   ---------   ---------    --------
Net asset value at end
 of period..............      $ 10.35        $  13.97   $  16.86  $   22.05   $   27.15   $   33.20    $  30.20
                              =======        ========   ========  =========   =========   =========    ========
Ratio of net expenses to
 average net
 assets.................          .94 %***        .68 %      .69%       .62 %       .57 %       .37 %#      .37 %#
Ratio of net investment
 income (loss) to
 average net assets.....         (.94)%***       (.52)%     1.15%      (.22)%      (.20)%      (.37)%      (.37)%
Portfolio turnover++....           54 %****       132 %       17%        11 %        94 %       112 %       217 %
Total return............         3.50 %****     34.98 %    20.68%     30.78 %     23.13 %     22.28 %     (9.04)%
Net assets at end of
 period (in thousands)..      $11,662         $48,020    $82,881   $153,709    $210,324    $293,069    $284,965

- -------
   * State Street approved a 10-for-1 split of the units of the Growth Equity Fund, which was effective February 2, 2001. The per-unit data have been restated to reflect the split.
  ** Commencement of operations.
 *** Ratios annualized.
**** Not annualized.
   + Commencing September 5, 1995, the Index Equity Fund was invested to replicate the Russell 3000 Index. Prior to that date, the Fund was invested to replicate the Standard & Poor's 500 Composite Index.
  ++ Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds.
   # Reflects a reduction in the Program Expense Fee payable to State Street.
     If the fee had not been reduced, the annualized ratio of net expenses to average net assets for the Growth Equity Fund would have been .59% and .58% for the years ended December 31, 1999 and 2000, respectively, and the annualized ratio of net expenses to average net assets for the Index Equity Fund would have been .37% and .37% for the years ended December 31, 1999 and 2000, respectively. See Note 3 of the Notes to Financial Statements.

Aggressive Equity Fund:

                          For the Period
                            January 2,                                  Year ended
                             1992* to                                  December 31,
                           December 31,   -------------------------------------------------------------------------------------
                               1992         1993       1994       1995      1996       1997       1998       1999        2000
                          --------------  --------   --------   --------  --------   --------   --------   --------    --------
Investment income.......     $    .30     $    .25   $    .28   $    .32  $    .36   $    .39   $    .35   $    .40    $    .68
Net expenses............         (.26)        (.28)      (.28)      (.32)     (.39)      (.45)      (.46)      (.47)       (.72)
                             --------     --------   --------   --------  --------   --------   --------   --------    --------
Net investment income
 (loss).................          .04         (.03)       --         --       (.03)      (.06)      (.11)      (.07)       (.04)
Net realized and
 unrealized gain
 (loss) on investments..         1.43         3.60      (1.00)      7.81      7.47       7.64       2.99      31.32       (9.56)
                             --------     --------   --------   --------  --------   --------   --------   --------    --------
Net increase (decrease)
 in unit value..........         1.47         3.57      (1.00)      7.81      7.44       7.58       2.88      31.25       (9.60)
Net asset value at
 beginning of period....        21.72        23.19      26.76      25.76     33.57      41.01      48.59      51.47       82.72
                             --------     --------   --------   --------  --------   --------   --------   --------    --------
Net asset value at end
 of period..............     $  23.19     $  26.76   $  25.76   $  33.57  $  41.01   $  48.59   $  51.47   $  82.72    $  73.12
                             ========     ========   ========   ========  ========   ========   ========   ========    ========
Ratio of net expenses to
 average net assets.....         1.25%**      1.15 %     1.10 %     1.10%     1.04 %      .98 %      .93 %      .80 %#      .81 %#
Ratio of net investment
 income (loss) to
 average net assets.....          .17%**      (.12)%      .02 %      .01%     (.06)%     (.11)%     (.21)%     (.11)%      (.04) %
Portfolio turnover......           43%***       42 %       48 %       63%       48 %       36 %       55 %       59 %        52  %
Total return............         6.77%***    15.39 %    (3.74)%    30.32%    22.16 %    18.48 %     5.93 %    60.71 %    (11.61) %
Net assets at end of
 period (in thousands)..     $116,426     $153,465   $163,678   $214,539  $275,915   $331,940   $298,855   $432,008    $421,470

International Equity Fund:

                            For the Period
                          September 5, 1995*          Year ended December 31,
                                  to         ---------------------------------------------------
                          December 31, 1995   1996     1997       1998        1999        2000
                          ------------------ -------  -------    -------    --------    --------
Investment income.......       $   .49       $   .70  $  1.11    $   .80    $   1.52    $   1.10
Net expenses+...........          (.03)         (.10)    (.09)      (.08)       (.06)       (.11)
                               -------       -------  -------    -------    --------    --------
Net investment income...           .46           .60     1.02        .72        1.46         .99
Net realized and
 unrealized gain (loss)
 on investments.........          (.09)         1.83     (.61)      2.14        5.74       (6.29)
                               -------       -------  -------    -------    --------    --------
Net increase in unit
 value..................           .37          2.43      .41       2.86        7.20       (5.30)
Net asset value at
 beginning of period....         15.00         15.37    17.80      18.21       21.07       28.27
                               -------       -------  -------    -------    --------    --------
Net asset value at end
 of period..............       $ 15.37       $ 17.80  $ 18.21    $ 21.07    $  28.27    $  22.97
                               =======       =======  =======    =======    ========    ========
Ratio of net expenses to
 average net assets+....           .57%**        .59%     .47%##     .38%##      .27%##      .42 %##
Ratio of net investment
 income to average net
 assets.................          9.20%**       3.58%    5.41%      3.63%       6.47%       3.86 %
Portfolio turnover++....             4%***        73%     101%       122%        199%        251 %
Total return............          2.47%***     15.81%    2.30%     15.71%      34.17%     (18.75)%
Net assets at end of
 period (in thousands)..       $10,849       $33,268  $58,997    $69,575    $106,193    $108,627

- --------
   * Commencement of operations.
  ** Ratios annualized.
 *** Not annualized.
   + The registered investment company in which the Fund invests pays asset management and administration fees to its investment advisor. This fee is not included in per Unit expenses or the ratio of expenses to average net assets.
  ++ Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than turnover of the underlying portfolio of the registered investment company.
   # Reflects a reduction in the Program Expense Fee payable to State Street.
     If the fee had not been reduced, the annualized ratio of net expenses to average net assets for the Aggressive Equity Fund would have been .81% and .81% for the years ended December 31, 1999 and 2000, respectively. See
     Note 3 of the Notes to Financial Statements.
  ## Reflects a reduction in the Progam Expense Fee payable to State Street and the administrative service credit from T. Rowe Price International. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .54, .48%, .37%, and .49% for the years ended December 31, 1997, 1998, 1999 and 2000 respectively.

Structured Portfolio Service--Conservative Portfolio:

                             For the Period             Year ended December 31,
                           September 5, 1995*  ------------------------------------------------
                          to December 31, 1995  1996      1997      1998       1999      2000
                          -------------------- -------   -------   -------   --------  --------
Investment income.......        $  .001        $   --    $   --    $   --    $    --   $    --
Net expenses............          (.003)          (.01)     (.01)     (.01)       --        --
                                -------        -------   -------   -------   --------  --------
Net investment loss.....          (.002)          (.01)     (.01)     (.01)       --        --
Net realized and
 unrealized gain on
 investments............           .472           1.00      1.52      1.73       1.37       .39
                                -------        -------   -------   -------   --------  --------
Net increase in unit
 value..................            .47            .99      1.51      1.72       1.37       .39
Net asset value at be-
 ginning of period......          10.00          10.47     11.46     12.97      14.69     16.06
                                -------        -------   -------   -------   --------  --------
Net asset value at end
 of
 period.................        $ 10.47        $ 11.46   $ 12.97   $ 14.69     $16.06  $  16.45
                                =======        =======   =======   =======   ========  ========
Ratio of net expenses to
 average net assets.....            .09 %**        .10 %     .09 %     .08 %      --        --
Ratio of net investment
 loss to average net
 assets.................           (.06)%**       (.10)%    (.09)%    (.08)%      --        --
Portfolio turnover***...              3 %****       34 %      33 %      57 %       46%       30%
Total return............           4.70 %****     9.46 %   13.18 %   13.26 %     9.33%     2.43%
Net assets at end of pe-
 riod (in thousands)....        $ 5,372        $11,201   $17,228   $22,731    $25,820  $ 30,258

Structured Portfolio Service--Moderate Portfolio:

                             For the Period        Year ended December 31,
                           September 5, 1995*  --------------------------------------
                          to December 31, 1995  1996      1997      1998       1999      2000
                          -------------------- -------   -------   -------   --------  --------
Investment income.......         $ .001        $   --    $   --    $   --    $    --   $    --
Net expenses............          (.003)          (.01)     (.01)     (.01)       --        --
                                -------        -------   -------   -------   --------  --------
Net investment loss.....          (.002)          (.01)     (.01)     (.01)       --        --
Net realized and
 unrealized gain on
 investments............           .542           1.40      2.01      2.43       2.37      (.41)
                                -------        -------   -------   -------   --------  --------
Net increase in unit
 value..................            .54           1.39      2.00      2.42       2.37      (.41)
Net asset value at be-
 ginning of period......          10.00          10.54     11.93     13.93      16.35     18.72
                                -------        -------   -------   -------   --------  --------
Net asset value at end
 of
 period.................        $ 10.54        $ 11.93   $ 13.93   $ 16.35    $ 18.72  $  18.31
                                =======        =======   =======   =======   ========  ========
Ratio of net expenses to
 average net assets.....            .09 %**        .10 %     .09 %     .08 %      --        --
Ratio of net investment
 loss to average net
 assets.................           (.06)%**       (.10)%    (.09)%    (.08)%      --        --
Portfolio turnover***...              4 %****       27 %      18 %      31 %       24%       29 %
Total return............           5.40 %****    13.19 %   16.76 %   17.37 %    14.50%    (2.19)%
Net assets at end of pe-
 riod (in thousands)....        $12,379        $32,617   $66,095   $84,346   $112,343  $120,387

- --------
   * Commencement of operations.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the portfolios invest rather than the turnover of such underlying Funds.
**** Not annualized.

Structured Portfolio Service--Aggressive Portfolio:

                             For the Period            Year ended December 31,
                           September 5, 1995*  -----------------------------------------------
                          to December 31, 1995  1996      1997      1998      1999      2000
                          -------------------- -------   -------   -------   -------  --------
Investment income.......         $ .001        $   --    $   --    $   --    $   --   $    --
Expenses................          (.003)          (.01)     (.01)     (.01)      --        --
                                 ------        -------   -------   -------   -------  --------
Net investment loss.....          (.002)          (.01)     (.01)     (.01)      --        --
Net realized and
 unrealized gain on
 investments............           .572           1.85      2.51      3.02      3.96     (1.50)
                                 ------        -------   -------   -------   -------  --------
Net increase in unit
 value..................            .57           1.84      2.50      3.01      3.96     (1.50)
Net asset value at
 beginning of period....          10.00          10.57     12.41     14.91     17.92     21.88
                                 ------        -------   -------   -------   -------  --------
Net asset value at end
 of period..............         $10.57        $ 12.41   $ 14.91   $ 17.92   $ 21.88  $  20.38
                                 ======        =======   =======   =======   =======  ========
Ratio of net expenses to
 average net assets.....            .09 %**        .10 %     .09 %     .08 %     --        --
Ratio of net investment
 loss to average net as-
 sets...................           (.06)%**       (.10)%    (.09)%    (.08)%     --        --
Portfolio turnover***...              3 %****       28 %      18 %      26 %      22%       25 %
Total return............           5.70 %****    17.41 %   20.15 %   20.19 %   22.09%    (6.86)%
Net assets at end of
 period (in thousands)..         $9,999        $25,558   $51,868   $66,845   $96,543  $104,778

- --------
   * Commencement of operations.
  ** Ratios annualized.
 *** Reflects purchases and sales of units of the Funds in which the portfolios invest rather than turnover of such underlying Funds.
**** Not annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  The year 2000 was marked by the setback suffered by the technology sector. The returns for the domestic equity markets differed depending on market sector. Small capitalization outpaced the large capitalization stocks by a larger margin than in the previous year. Value stocks showed moderate positive returns while growth stocks posted large losses. Health care, financial services, consumer staples and the energy sector posted strong returns. Along with the technology sector, consumer discretionary and utilities performed the worst during the period. For the first time in several years the domestic bond market outperformed the domestic equity market due in part to a flight to safety, as economic growth appeared to slow down. The international markets finished with both the established and emerging markets experiencing negative returns, in part due to the Euro's weakness along with a decline in telecommunications and technology stocks.

Aggressive Equity Fund

  The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the year ended December 31, 2000, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (11.59)%. By comparison, the Russell 2000 Index produced a total return of (3.02)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

  The most heavily weighted sectors in the Aggressive Equity Fund were technology, consumer basics and finance. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at December 31, 2000 included Applied Micro Circuits Corp., Ace Ltd., JDS Uniphase Corp., Check Point Software Technologies Ltd. and Alza Corp.

Balanced Fund

  The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the year ended December 31, 2000, the Balanced Fund experienced a total return, net of Expenses, of 4.99%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 0.07%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

  The most heavily weighted sectors in the equity portion of the Balanced Fund were consumer basics, finance and technology. Securities representing the largest holdings based on market value in the Balanced Fund at December 31, 2000 included USA Education Inc., Astrazeneca PLC, Pfizer Inc., XL Capital Ltd. and Nokia Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

  For the year ended December 31, 2000, the Growth Equity Fund experienced a total return, net of Expenses, of (15.23)%. By comparison, the Russell 1000 Growth Index produced a return of (22.42)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The most heavily weighted sectors in the Growth Equity Fund were technology, consumer basics and general business. Securities representing the largest holdings based on market value in the Growth Equity Fund at December 31, 2000 included Pfizer Inc., General Electric Company, Cisco Systems Inc., EMC Corporation and Microsoft Corp.

Index Equity Fund

  The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Fund produced a total return, net of Expenses, of (9.01)% for the year ended December 31, 2000. By comparison, the Russell 3000 Index produced a return of (7.46)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

Intermediate Bond Fund

  The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. Contributions to the Fund are invested in the PIMCO Total Return Fund, a diversified fixed income open-end management investment company with a portfolio duration generally from three to six years. Prior to May 31, 2000, a portion of the Intermediate Bond Fund (approximately one-third) was invested to replicate the Lehman Brothers Government/Corporate Bond Index, which is composed of approximately 5,000 issues of fixed income securities, including U.S. government obligations and investment grade corporate bonds, each with an outstanding market value of at least $25 million and remaining maturity of greater than one year.

  For the year ended December 31, 2000, the Intermediate Bond Fund experienced a total return, net of Expenses, of 11.61%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of (11.85)% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

  For the year ended December 31, 2000, the International Equity Fund experienced a total return, net of Expenses, of (18.75)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (15.30)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  As of December 31, 2000, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were GlaxoSmithKline PLC, Nokia Corp., Royal Bank of Scotland Group PLC, Vodafone Group PLC and TotalFinaElf SA.

  As of December 31, 2000, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, Japan, and Switzerland. The securities representing the largest holdings based on market value were Nokia Corp., Vodafone Group PLC, Munich Reinsurance and Tesco Corp.

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

  For the year ended December 31, 2000, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 6.27%. By comparison, the MFR Money Market Fund "Tier One" Average (the "MFR Average") for the year was 5.80%. The Fund's strong performance relative to the MFR Average is partly attributable to the longer average maturity of the Fund's portfolio.

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

  For the year ended December 31, 2000, the Value Equity Fund experienced a total return, net of Expenses, of 3.92%. By comparison, the Russell 1000 Value Index produced a return of 7.01% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

  The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were finance, technology and consumer basics. Securities representing the largest holdings in the seperately managed portion of the Fund based on market value at December 31, 2000 included General Electric Company, Exxon Mobil Corp., Phillip Morris Inc., Cisco Systems Inc., and Citigroup Inc.

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

  For the year ended December 31, 2000, the Structured Portfolio Service experienced a total return, net of Expenses, of 2.47% for the Conservative Portfolio, (2.22)% for the Moderate Portfolio, and (6.88)% for the Aggressive Portfolio.

Item 8. Financial Statements and Supplementary Data.

  See page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  James S. Phalen. Mr. Phalen is the President and Chief Executive Officer of the Collective Trust, an Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet LLC, an affiliate of State Street. From June 1989 to August 1992, Mr. Phalen, age 50, served as the President of Boston Financial Data Services, a subsidiary of State Street.

  Beth M. Halberstadt. Ms. Halberstadt is the Vice President and Chief Financial Officer of the Collective Trust and a Vice President of State Street. From September 1996 to January 1999, Ms. Halberstadt, age 36, was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

  Susan C. Daniels. Ms. Daniels is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street. Prior to joining State Street, Ms. Daniels, age 43, was Vice President of Internal Control and Compliance at First Data Investor Services Group. From March 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

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

    Item 14(b) Reports on Form 8-K.

      Not Applicable.

    Item 14(c) Exhibits.

 Exhibit No. Description of Document
 ----------- -----------------------
     3.1     American Bar Association Members/State Street Collective
             Trust, Declaration of Trust by State Street Bank and Trust
             Company, amended and restated December 5, 1991, included as
             Exhibit 3.1 to Registrant's Form S-1 Registration Statement
             No. 33-50080 and incorporated herein by reference thereto.
     3.2     American Bar Association Members/State Street Collective
             Trust, Amendment to Declaration of Trust by State Street
             Bank and Trust Company, dated July 31, 1995, included as
             Exhibit 3.2 to Registrant's Form S-1 Registration Statement
             No. 33-92120 and incorporated herein by reference thereto.
     3.3     American Bar Association Members/State Street Collective
             Trust, Fifth Amended Fund Declaration for the Stable Asset
             Return Fund, included as Exhibit 3.3 to Registrant's Form S-
             1 Registration Statement No. 333-69427 and incorporated
             herein by reference thereto.
     3.4     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Intermediate Bond Fund, included as Exhibit 3.4 to
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
     3.5     American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Balanced Fund, included as Exhibit 3.5 to Registrant's Form
             S-1 Registration Statement No. 333-69427 and incorporated
             herein by reference thereto.
     3.6     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Value Equity Fund, included as Exhibit 3.6 to Registrant's
             Form S-1 Registration Statement No. 333-69427 and
             incorporated herein by reference thereto.
     3.7     American Bar Association Members/State Street Collective
             Trust, Fifth Amended and Restated Fund Declaration for the
             Growth Equity Fund included as Exhibit 3.7 to Registrant's
             Form S-1 Registration Statement No. 333-57252 and
             incorporated herein by reference thereto.
     3.8     American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Index Equity Fund, included as Exhibit 3.8 to Registrant's
             Form S-1 Registration Statement No. 333-69427 and
             incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
      3.9    American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Aggressive Equity Fund, included as Exhibit 3.9 to the
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
      3.10   American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             International Equity Fund, included as Exhibit 3.10 to the
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
      3.11   American Bar Association Members/State Street Collective
             Trust, First Amended and Restated Fund Declaration for the
             Structured Portfolio Service, included as Exhibit 3.11 to
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
      4.1    American Bar Association Members/State Street Collective
             Trust, Declaration of Trust and Fund Declaration for each
             Fund and the Structured Portfolio Service, included in
             Exhibits No. 3.1 through 3.11 above.
     10.1    Trust Agreement of the American Bar Association Members
             Retirement Trust, amended and restated as of January 1,
             1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit
             10.1 to Registrant's Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference thereto.
     10.2    Trust Agreement of the American Bar Association Members
             Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
     10.3    Amendment to the American Bar Association Members Retirement
             Trust, dated July 31, 1995 by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
     10.4    Amendment to the American Bar Association Members Pooled
             Trust for Retirement Plans, dated July 31, 1995 by and
             between the American Bar Retirement Association and State
             Street Bank and Trust Company, included as Exhibit 10.4 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
     10.5    American Bar Association Members Retirement Plan--Basic Plan
             Document No. 01, as approved by the Internal Revenue Service on December 16, 1996, included as Exhibit 10.5 to Pre-
             Effective Amendment No. 1 to the Registrant's Registration
             Statement on Form S-1 No. 333-23633 and incorporated herein by reference thereto.
     10.6    American Bar Association Members Defined Benefit Pension
             Plan--Basic Plan Document No. 02 and related participation agreements, included as Exhibit 10.4 to Pre-Effective
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 No. 33-42274 and incorporated herein by reference thereto.
   10.7.1    Administrative and Investment Services Agreement effective
             January 1, 1999, between State Street Bank and Trust Company and the American Bar Retirement Association, included as
             Exhibit 10.7 to Registrant's Form S-1 Registration Statement
             No. 333-69427 and incorporated herein by reference thereto.
   10.7.2*   Amendment No.1 to the Administrative and Investment Services
             Agreement between State Street Bank and Trust Company and
             the American Bar Retirement Association.

 Exhibit No. Description of Document
 ----------- -----------------------
    10.8     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Growth Equity
             Fund, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.9     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM
             Capital Management relating to the Growth Equity Fund,
             included as Exhibit 10.8 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
    10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Aggressive
             Equity Fund, included as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit
             Investment Associates, Inc. relating to the Aggressive
             Equity Fund, included as Exhibit 10.10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference thereto.
    10.12    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller Anderson & Sherrerd relating to the Balanced Fund,
             included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.13    Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Growth
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
    10.14    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Balanced
             Fund, included as Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
    10.15    Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford C.
             Bernstein & Co., Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.16    Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner
             RCM Global Investors LLC relating to the International
             Equity Fund, included as Exhibit 10.16 to Registrant's Form
             S-1 Registration Statement No. 333-57252 and incorporated
             herein by reference thereto.
    10.17    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and
             Bankers Trust Company relating to the Growth Equity Fund,
             included as Exhibit 10.2 to the Registrant's Quarterly
             Report on Form
             10-Q for the quarter ended June 30, 1997 and incorporated
             herein by reference thereto.
    24.1*    Power of Attorney.

- --------
* Filed herewith

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boston, Commonwealth of Massachusetts, on March 30, 2001.

                                          AMERICAN BAR ASSOCIATION MEMBERS/
                                           STATE STREET COLLECTIVE TRUST
                                          By: /s/ James S. Phalen

                                            -----------------------------------
                                             Name: James S. Phalen
                                             Title:  President and Chief
                                                   Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

              Signature                                  Title

         /s/ James S. Phalen            President and Chief Executive Officer
- -------------------------------------    of the American Bar Association
           James S. Phalen               Members/State Street Collective Trust
                                         (Principal Executive Officer)

       /s/ Beth M. Halberstadt          Vice President and Chief Financial
- -------------------------------------    Officer of the American Bar
         Beth M. Halberstadt             Association Members/State Street
                                         Collective Trust (Principal Financial
                                         Officer)

        /s/ Susan C. Daniels            Treasurer and Chief Accounting Officer
- -------------------------------------    of the American Bar Association
          Susan C. Daniels               Members/State Street Collective Trust
                                         (Principal Accounting Officer)

              Signature                                  Title

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
      Tenley E. Albright, M.D.

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
        I. MacAllister Booth

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
         James I. Cash, Jr.

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
          Truman S. Casner

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
         Nader F. Darehshori

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
         Arthur L. Goldstein

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
           David P. Gruber

                                        Director of State Street Bank and Trust
- -------------------------------------    Company
            Linda A. Hill

              Signature                                  Title

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
          John M. Kucharski

                                        Director of State Street Bank and Trust
- -------------------------------------    Company
         Charles R. LaMantia

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
           Ronald E. Logue

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
         Nicholas A. Lopardo

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
          Dennis J. Picard

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
          Richard P. Sergel

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
           David A. Spina

                  *                     Director of State Street Bank and Trust
- -------------------------------------    Company
         Diana Chapman Walsh

*By  /s/ Nicholas A. Lopardo
  ----------------------------------
      Name:Nicholas A. Lopardo
          Attorney-in-Fact

*By  /s/ Maureen Scannell Bateman
  ----------------------------------
   Name: Maureen Scannell Bateman
          Attorney-in-Fact

         American Bar Association Members/State Street Collective Trust

                         Index to Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  F-3

Financial Statements:
 Aggressive Equity Fund
  Statement of Assets and Liabilities......................................  F-4
  Statement of Operations..................................................  F-5
  Statement of Changes in Net Assets.......................................  F-6
  Selected Per-Unit Data and Ratios........................................  F-7
  Schedule of Investments..................................................  F-8

 Balanced Fund
  Statement of Assets and Liabilities...................................... F-22
  Statement of Operations.................................................. F-23
  Statement of Changes in Net Assets....................................... F-24
  Selected Per-Unit Data and Ratios........................................ F-25
  Schedule of Investments.................................................. F-26

 Growth Equity Fund
  Statement of Assets and Liabilities...................................... F-44
  Statement of Operations.................................................. F-45
  Statement of Changes in Net Assets....................................... F-46
  Selected Per-Unit Data and Ratios........................................ F-47
  Schedule of Investments.................................................. F-48

 Index Equity Fund
  Statement of Assets and Liabilities...................................... F-69
  Statement of Operations.................................................. F-70
  Statement of Changes in Net Assets....................................... F-71
  Selected Per-Unit Data and Ratios........................................ F-72

 Intermediate Bond Fund
  Statement of Assets and Liabilities...................................... F-73
  Statement of Operations.................................................. F-74
  Statement of Changes in Net Assets....................................... F-75
  Selected Per-Unit Data and Ratios........................................ F-76

 International Equity Fund
  Statement of Assets and Liabilities...................................... F-77
  Statement of Operations.................................................. F-78
  Statement of Changes in Net Assets....................................... F-79
  Selected Per-Unit Data and Ratios........................................ F-80
  Schedule of Investments.................................................. F-81

 Stable Asset Return Fund
  Statement of Assets and Liabilities...................................... F-85
  Statement of Operations.................................................. F-86
  Statement of Changes in Net Assets....................................... F-87
  Selected Per-Unit Data and Ratios........................................ F-88
  Schedule of Investments.................................................. F-89

                                                                           Page
                                                                           -----
 Value Equity Fund
  Statement of Assets and Liabilities.....................................  F-95
  Statement of Operations.................................................  F-96
  Statement of Changes in Net Assets......................................  F-97
  Selected Per-Unit Data and Ratios.......................................  F-98
  Schedule of Investments.................................................  F-99

 Conservative Structured Portfolio Service
  Statement of Assets and Liabilities..................................... F-108
  Statement of Operations................................................. F-109
  Statement of Changes in Net Assets...................................... F-110
  Selected Per-Unit Data and Ratios....................................... F-111

 Moderate Structured Portfolio Service
  Statement of Assets and Liabilities..................................... F-112
  Statement of Operations................................................. F-113
  Statement of Changes in Net Assets...................................... F-114
  Selected Per-Unit Data and Ratios....................................... F-115

 Aggressive Structured Portfolio Service
  Statement of Assets and Liabilities..................................... F-116
  Statement of Operations................................................. F-117
  Statement of Changes in Net Assets...................................... F-118
  Selected Per-Unit Data and Ratios....................................... F-119

Notes to Financial Statements............................................. F-120

                       Report of Independent Accountants

To the Trustee and Unitholders of the
American Bar Association Members/
State Street Collective Trust

  In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the selected per-unit data and ratios present fairly, in all material respects, the financial position of the Aggressive Equity Fund, Balanced Fund, Growth Equity Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Stable Asset Return Fund, Value Equity Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 2000, and the results of each of their operations, the changes in each of their net assets and the selected per-unit data and ratios for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per-unit data and ratios (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2000 by correspondence with the custodian and brokers, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2001

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
Investments, at value (cost $399,661,701).........................  $424,919,917
Cash..............................................................       103,723
Receivable for investments sold...................................     8,739,812
Dividends and interest receivable.................................       243,680
Receivable from State Street Bank and Trust Company...............         9,251
Other receivables.................................................        85,080
                                                                    ------------
  Total assets....................................................   434,101,463
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................    11,584,859
Payable for fund units redeemed...................................       298,570
Investment advisory fee payable...................................       604,120
State Street Bank and Trust Company--program fee payable..........        85,799
Trustee, management and administration fees payable...............        26,332
American Bar Retirement Association--program fee payable..........        15,340
Other accruals....................................................        16,756
                                                                    ------------
  Total liabilities...............................................    12,631,776
                                                                    ------------
Net assets (equivalent to $73.12 per unit based on 5,764,134 units outstanding).....................................................  $421,469,687
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                  December 31,
                                                                      2000
                                                                  -------------
Investment Income
  Dividends (net of foreign tax expense of $260)................. $   1,772,236
  Interest.......................................................     2,037,762
                                                                  -------------
    Total investment income......................................     3,809,998
                                                                  -------------
Expenses
  Investment advisory fee........................................     2,195,087
  State Street Bank and Trust Company--program fee...............     1,092,072
  Trustee, management and administration fees....................       346,949
  American Bar Retirement Association--program fee...............       207,616
  Reports to unitholders.........................................        37,678
  Legal and audit fees...........................................        55,177
  Registration fees..............................................        63,182
                                                                  -------------
    Total expenses...............................................     3,997,761
  State Street Bank and Trust Company Program fee reduction......        (9,251)
                                                                  -------------
    Net expenses.................................................     3,988,510
                                                                  -------------
Net investment loss..............................................      (178,512)
                                                                  -------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain..............................................    67,785,921
  Change in net unrealized appreciation..........................  (128,049,833)
                                                                  -------------
    Net realized and unrealized loss on investments..............   (60,263,912)
                                                                  -------------
Net decrease in net assets resulting from operations............. $ (60,442,424)
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                      Statements of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                   ---------------------------
                                                       1999          2000
                                                   ------------  -------------
From operations
  Net investment loss............................. $   (343,374) $    (178,512)
  Net realized gain on investments................   58,025,184     67,785,921
  Net change in unrealized appreciation on
   investments....................................  105,085,935   (128,049,833)
                                                   ------------  -------------
    Net increase (decrease) in net assets
     resulting from operations....................  162,767,745    (60,442,424)
                                                   ------------  -------------
From unitholder transactions
  Proceeds from units issued......................   34,479,784     91,847,844
  Cost of units redeemed..........................  (64,094,523)   (41,943,602)
                                                   ------------  -------------
    Net increase (decrease) in net assets
     resulting from unitholder transactions.......  (29,614,739)    49,904,242
                                                   ------------  -------------
    Net increase (decrease) in net assets.........  133,153,006    (10,538,182)
Net Assets
  Beginning of year...............................  298,854,863    432,007,869
                                                   ------------  -------------
  End of year..................................... $432,007,869   $421,469,687
                                                   ============  =============
Number of units
  Outstanding--beginning of year..................    5,806,015      5,222,531
    Sold..........................................      554,156      1,022,094
    Redeemed......................................   (1,137,640)      (480,491)
                                                   ------------  -------------
  Outstanding--end of year........................    5,222,531      5,764,134
                                                   ============  =============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                           For the period
                           January 2, 1992
                            (Commencement
                          of Operations) to
                          December 31, 1992
                          -----------------
Investment income*......      $    .30
Net expenses*...........          (.26)
                              --------
Net investment income
 (loss).................           .04
Net realized and
 unrealized gain (loss)
 on investments.........          1.43
                              --------
Net increase (decrease)
 in unit value..........          1.47
Net asset value at
 beginning of period....         21.72
                              --------
Net asset value at end
 of period..............      $  23.19
                              ========
Ratio of net expenses to
 average net assets.....          1.25 %***
Ratio of net investment
 income (loss) to
 average net assets.....           .17 %***
Portfolio turnover......            43 %**
Total return............          6.77 %**
Net assets at end of
 period (in thousands)..      $116,426
                                              For the year ended December 31,
                          -----------------------------------------------------------------------------------------
                            1993       1994       1995       1996       1997       1998       1999        2000
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Investment income*......  $    .25   $    .28   $    .32   $    .36   $    .39   $    .35   $    .40    $    .68
Net expenses*...........      (.28)      (.28)      (.32)      (.39)      (.45)      (.46)      (.47)       (.72)
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Net investment income
 (loss).................      (.03)       --         --        (.03)      (.06)      (.11)      (.07)       (.04)
Net realized and
 unrealized gain (loss)
 on investments.........      3.60      (1.00)      7.81       7.47       7.64       2.99      31.32       (9.56)
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Net increase (decrease)
 in unit value..........      3.57      (1.00)      7.81       7.44       7.58       2.88      31.25       (9.60)
Net asset value at
 beginning of period....     23.19      26.76      25.76      33.57      41.01      48.59      51.47       82.72
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Net asset value at end
 of period..............  $  26.76   $  25.76   $  33.57   $  41.01   $  48.59   $  51.47   $  82.72    $  73.12
                          ========== ========== ========== ========== ========== ========== =========== ===========
Ratio of net expenses to
 average net assets.....      1.15 %     1.10 %     1.10 %     1.04 %      .98 %      .93 %      .80 %+      .81 %+
Ratio of net investment
 income (loss) to
 average net assets.....      (.12)%      .02 %      .01 %     (.06)%     (.11)%     (.21)%     (.11)%      (.04)%
Portfolio turnover......        42 %       48 %       63 %       48 %       36 %       55 %       59 %        52 %
Total return............     15.39 %    (3.74)%    30.32 %    22.16 %    18.48 %     5.93 %    60.71 %    (11.61)%
Net assets at end of
 period (in thousands)..  $153,465   $163,678   $214,539   $275,915   $331,940   $298,855   $432,008    $421,470

- -------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Not annualized.
*** Ratios annualized.
  + After reduction of expenses paid to State Street Bank as described in Note
    3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .81% for the years ended December 31, 1999 and 2000.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS--96.3%

BASIC INDUSTRIES--3.3%

Aluminum--0.1%
Kaiser Aluminum Corp.*.................................... 130,000 $    479,375
                                                                   ------------

Building Construction--0.2%
York International Corp. .................................  26,000      797,875
                                                                   ------------

Chemicals--1.5%
RPM Inc. .................................................  90,593      775,702
Scotts Co.*...............................................  32,000    1,182,000
Spartech Corp. ...........................................  25,900      532,569
Valence Technology Inc.*..................................  82,100      764,556
Waters Corp.*.............................................  37,000    3,089,500
                                                                   ------------
                                                                      6,344,327
                                                                   ------------

Communication Services--0.5%
Mediacom Communications Corporation*......................  67,400    1,158,438
NDS Group PLC* ADR........................................   7,000      382,375
Net2000 Communication Incorporated*.......................  19,000       32,656
Netcreations Incorporated*................................   9,100       62,278
Regent Communications Incorporated Delaware*.............. 102,000      605,625
                                                                   ------------
                                                                      2,241,372
                                                                   ------------

Drugs & Health Care--0.2%
Exelixis Incorporated*....................................  62,000      906,750
                                                                   ------------

Paper--0.4%
Caraustar Industries Inc. ................................  53,000      496,875
Pentair Inc. .............................................  46,000    1,112,625
                                                                   ------------
                                                                      1,609,500
                                                                   ------------

Plastics--0.4%
Advanced Energy Industries Inc.*..........................  71,800    1,615,500
                                                                   ------------
                                                                     13,994,699
                                                                   ------------

CAPITAL GOODS--4.2%

Conglomerates--0.3%
Bookham Technology PLC * ADR..............................  60,500      794,063
FLAG Telecom Holdings Limited *...........................  58,700      366,875
                                                                   ------------
                                                                      1,160,938
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

CAPITAL GOODS (Continued)

Construction Materials--0.5%
Columbus McKinnon Corp. ..................................  55,000 $    488,125
Rudolph Technologies Incorporated*........................  27,400      827,137
Superior Telecom Inc.*....................................  26,574       51,487
Zygo Corp.*...............................................  23,900      675,922
                                                                   ------------
                                                                      2,042,671
                                                                   ------------

Electrical Equipment--1.3%
Capstone Turbine Corporation*.............................   3,100       86,800
Intergrated Electrical Services*..........................  38,000      225,625
Jabil Circuit Inc.*....................................... 145,000    3,679,375
Kulicke & Soffa Industries Inc.*.......................... 146,000    1,642,500
                                                                   ------------
                                                                      5,634,300
                                                                   ------------

Industrial Machinery--1.6%
Donaldson Co., Inc. ......................................  45,000    1,251,562
Hydril Company*...........................................  20,000      351,250
Hydrogenics Corporation*..................................  22,000       96,250
NN Incorporated...........................................  39,900      369,075
Oshkosh Truck Corp. ......................................  21,700      954,800
Weatherford International Incorporated*...................  76,500    3,614,625
                                                                   ------------
                                                                      6,637,562
                                                                   ------------
Miscellaneous--0.5%
Silicon Valley Group Inc.*................................  75,000    2,156,250
                                                                   ------------
                                                                     17,631,721
                                                                   ------------

CONSUMER BASICS--16.4%

Drugs & Health Care--16.3%
3 Dimensional Pharmaceutical*.............................  30,000      444,375
Adolor Corporation*.......................................  11,300      248,600
Allergan Inc..............................................  17,000    1,645,812
Alza Corp.*............................................... 148,000    6,290,000
Antigenics Incorporated Delaware*.........................  41,100      454,669
Applera Corporation Applied Biosystems*...................  39,500    3,715,469
Aspect Med Systems Incorporated*..........................  57,000      491,625
Aviron*...................................................  25,000    1,670,312
Biogen Inc.*..............................................  79,000    4,744,937
Castle Dental Centers Incorporated*.......................  50,000       14,844

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

CONSUMER BASICS (Continued)

Drugs & Health Care (Continued)
Corporate Therapeutics Inc.*..............................  40,400 $  1,421,575
Diversa Corporation*......................................  27,900      500,456
Durect Corporation Incorporated*..........................  20,000      240,000
Elan PLC* ADR............................................. 114,500    5,360,031
Endo Pharmaceutical Holdings Inc. warrant expires
 12/31/02.................................................  10,000        2,500
Endo Pharmaceuticals Holdings*............................  10,000       60,000
Gene Logic*...............................................  35,300      648,638
Genzyme Corp.*............................................  24,900    2,239,444
Human Genome Sciences Inc.*...............................  29,200    2,023,925
IDEC Pharmaceuticals Corp.*...............................  17,000    3,222,562
Illumina Incorporated*....................................  15,000      240,938
Immune Response Corp.*.................................... 137,700      361,463
Immunex Corp.*............................................  63,200    2,567,500
KOS Pharmaceuticals Inc*..................................  87,000    1,533,375
Lifepoint Hospitals Incorporated*.........................  35,000    1,754,375
Medimmune Inc.*...........................................  81,000    3,862,687
Millennium Pharmaceuticals*...............................  26,000    1,608,750
Orthodontic Centres of America Inc.*......................  25,000      781,250
Oxford Health Plans Inc.*................................. 140,500    5,549,750
Protein Design Inc.*......................................  14,700    1,277,063
QLT Inc*..................................................  43,500    1,218,000
Sepracor Inc.*............................................  13,500    1,081,688
Sonosite Incorporated*....................................  24,700      314,925
Stryker Corp. ............................................  17,000      860,030
Tanox Incorporated*.......................................  25,700    1,007,119
Tenet Healthcare Corp. ...................................  65,000    2,888,437
Triad Hospitals Incorporated*.............................  41,000    1,335,062
Trigon Healthcare Inc.*...................................  20,000    1,556,250
Vical Inc.*...............................................  30,500      564,250
Wellpoint Health Networks Inc.*...........................  24,000    2,766,000
                                                                   ------------
                                                                     68,568,686
                                                                   ------------

Retail Trade--0.1%
Factory 2 U Inc.*.........................................  16,300      539,938
                                                                   ------------
                                                                     69,108,624
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCKS (Continued)

CONSUMER DURABLE GOODS--1.9%

Automobiles--0.7%
Harley Davidson Inc. ...................................... 76,000 $  3,021,000
                                                                   ------------

Household Appliances & Home Furnishings--0.4%
Libbey Inc. ............................................... 56,000    1,701,000
                                                                   ------------

Retail Trade--0.4%
Radioshack Corporation..................................... 42,500    1,819,531
                                                                   ------------

Tires & Rubber--0.4%
Bandag Inc. ............................................... 39,000    1,581,938
                                                                   ------------
                                                                      8,123,469
                                                                   ------------

CONSUMER NON-DURABLES--3.9%

Apparel & Textiles--0.6%
American Eagle Outfitters Incorporated*.................... 26,400    1,115,400
Novel Denim Holdings Limited*.............................. 58,000      507,500
Stride Rite Corp. ......................................... 65,200      456,400
Tommy Hilfiger Corp.*...................................... 65,000      637,813
Tefron Limited*............................................ 80,500      286,781
                                                                   ------------
                                                                      3,003,894
                                                                   ------------

Liquor--0.3%
Robert Mondavi Corp.*...................................... 19,600    1,060,850
                                                                   ------------

Miscellaneous--1.0%
Flowers Industries Inc. ................................... 53,000      834,750
Seminis Incorporated*...................................... 92,000       57,500
Suiza Foods Corp.*......................................... 41,000    1,968,000
Tootsie Roll Industries Inc. .............................. 25,750    1,186,109
                                                                   ------------
                                                                      4,046,359
                                                                   ------------

Retail Trade--2.0%
CVS Corp. ................................................. 24,000    1,438,500
Dollar Tree Stores Inc.*................................... 48,000    1,176,000
Kohls Corp.*............................................... 95,500    5,825,500
                                                                   ------------
                                                                      8,440,000
                                                                   ------------
                                                                     16,551,103
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCKS (Continued)

CONSUMER SERVICES--4.4%

Air Travel--0.4%
Atlantic Coast Airlines Inc.*.............................. 37,100 $  1,516,463
                                                                   ------------

Communication Services--0.6%
Citadel Communications Corporation*........................ 45,500      546,000
Classic Communications Incorporated*....................... 37,000       80,938
Entravision.com Corporation*............................... 50,000      918,750
Radio One Incorporated* Class A............................ 11,000      117,562
Radio One Incorporated* Class D............................ 67,000      737,000
Sportsline USA Inc*........................................ 34,300      182,219
                                                                   ------------
                                                                      2,582,469
                                                                   ------------

Hotels & Restaurants--1.0%
Buca Incorporated*......................................... 43,000      631,563
CKE Restaurants Inc.*...................................... 30,000       82,500
Harrahs Entertainment Inc.* ............................... 42,300    1,115,662
Meristar Hospitality Corporation........................... 57,000    1,122,188
Ruby Tuesday Inc. ......................................... 86,900    1,325,225
Sizzler International Inc.*................................ 34,600       51,900
                                                                   ------------
                                                                      4,329,038
                                                                   ------------

Leisure Time--1.5%
Championship Auto Racing Team*............................. 56,000    1,176,000
Dollar-Thrifty Automotive Group*........................... 30,000      562,500
International Game Technology*............................. 31,500    1,512,000
Speedway Motorsport*....................................... 50,000    1,200,000
Steiner Leisure Limited*................................... 38,200      534,800
Westwood One Inc.*......................................... 35,200      679,800
World Wrestling Federation Entertainment Inc.*............. 31,800      508,800
                                                                   ------------
                                                                      6,173,900
                                                                   ------------

Retail Trade--0.9%
Bed Bath & Beyond Inc.*.................................... 82,000    1,834,750
CSK Auto Corp.*............................................ 79,000      306,125
Lithia Motors Incorporated*................................ 30,500      379,344
Martha Stewart Living Incorporated*........................ 15,000      300,937
Restoration Hardware Incorporated Delaware*................ 21,000       19,688
Williams Sonoma Inc.*...................................... 50,000    1,000,000
                                                                   ------------
                                                                      3,840,844
                                                                   ------------
                                                                     18,442,714
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

ENERGY--5.2%

Coal--0.4%
Consol Energy Inc. .......................................  66,000 $  1,843,875
                                                                   ------------

Construction & Mining Equipment--0.1%
Coflexip SA ADR...........................................   4,900      308,088
                                                                   ------------

Domestic Oil--2.2%
Devon Energy Corporation..................................  66,500    4,054,505
Eog Resources Incorporated................................  81,000    4,429,687
Midcoast Energy Resources Incorporated....................  34,000      741,625
                                                                   ------------
                                                                      9,225,817
                                                                   ------------

Electric Utilities--1.0%
Calpine Corp.*............................................  95,500    4,303,469
                                                                   ------------

Gas Exploration--0.3%
Energen Corp. ............................................  32,000    1,030,000
                                                                   ------------

Petroleum Services--1.2%
Noble Drilling Corp.*.....................................  65,500    2,845,156
Transocean Sedco Forex Inc. ..............................  50,500    2,323,000
                                                                   ------------
                                                                      5,168,156
                                                                   ------------
                                                                     21,879,405
                                                                   ------------

FINANCE--11.7%

Banks--2.3%
Commerce Bancorp Inc. ....................................  22,750    1,555,531
Community First Bankshares Inc. ..........................  51,000      962,625
Community Svgs Bankshares Incorporated.................... 181,780    2,329,056
Harbor Florida Bancshares Inc.............................  95,000    1,419,062
Insignia Financial Group Inc.*............................  75,000      890,625
PFF Bancorp Inc. .........................................  55,000    1,148,125
Republic Security Financial Corp..........................  44,000      317,625
Santander Bancorp.........................................  23,650      455,263
South Financial Group Incorporated........................  12,000      159,000
Waypoint Financial Corporation*...........................  32,000      352,000
                                                                   ------------
                                                                      9,588,912
                                                                   ------------

Financial Services--4.1%
Americredit Corp.*........................................  93,400    2,545,150

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

FINANCE (Continued)

Financial Services (Continued)
Capital One Financial Corp. ..............................  35,000 $  2,303,437
Fidelity National Financial Inc. .........................  47,000    1,736,063
Hartford Financial Services Group.........................  36,000    2,542,500
Legg Mason Inc. ..........................................  53,200    2,899,400
Lehman Brothers Holdings Inc. ............................  33,000    2,231,625
Lendingtree Incorporated*.................................  54,900      113,231
Medallion Financial Corp..................................  78,000    1,140,750
Stilwell Financial Incorporated...........................  48,000    1,893,000
                                                                   ------------
                                                                     17,405,156
                                                                   ------------

Finance & Banking--0.4%
American Capital Strategies Limited.......................  57,000    1,435,688
                                                                   ------------

Insurance--3.7%
Ace Ltd................................................... 233,000    9,887,937
American General Corp. ...................................  41,500    3,382,250
First American Financial Corp. ...........................  39,000    1,282,125
Miix Group Incorporated...................................  15,400      115,500
Philadelphia Consolidated Holding Corp.*..................  22,400      691,600
W.R. Berkley Corp. .......................................   7,800      368,062
Zenith National Insurance Corp. ..........................     900       26,438
                                                                   ------------
                                                                     15,753,912
                                                                   ------------

Real Estate--0.2%
ANC Rental Corporation*................................... 134,000      469,000
Trammell Crow Company*....................................  38,200      515,700
                                                                   ------------
                                                                        984,700
                                                                   ------------

Savings And Loan--1.0%
Fidelity Bankshares Inc...................................  28,000      549,500
TCF Financial Corp. ......................................  78,500    3,498,156
                                                                   ------------
                                                                      4,047,656
                                                                   ------------
                                                                     49,216,024
                                                                   ------------

GENERAL BUSINESS--8.2%

Broadcasting--1.6%
Acme Communications Incorporated*.........................  24,000      219,000
Clear Channel Communications*.............................  45,788    2,217,856

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

GENERAL BUSINESS (Continued)

Broadcasting (Continued)
Cox Radio Inc.*...........................................  36,000 $    812,250
Insight Communications Incorporated*......................  41,500      975,250
Sirius Satellite Radio Incorporated*......................  28,000      838,250
Spanish Broadcasting Systems Incorporated*................  45,200      226,000
Tivo Incorporated*........................................   3,300       17,738
Worldgate Communications Incorporated*....................   9,300       35,456
XM Satellite Radio Holdings Incorporated*.................  29,000      465,812
Young Broadcasting Inc.*..................................  26,000      870,594
                                                                   ------------
                                                                      6,678,206
                                                                   ------------

Business Services--4.9%
Alloy Online Incorporated*................................  41,000      315,187
Assisted Living Concepts Inc*............................. 228,500       71,406
BEA Systems Inc.*.........................................  42,000    2,827,125
Cambridge Technology Partners Inc.*.......................  23,000       60,375
Carriage Services Inc.*...................................  80,000      120,000
Corn Products International Inc. .........................  81,800    2,377,312
Costar Group Inc.*........................................  64,000    1,512,000
DSP Group Inc.*...........................................  26,000      547,219
Exodus Communications Inc*................................  51,400    1,028,000
Fiserv Inc.*.............................................. 107,100    5,080,556
Focal Communications Corporation*.........................  46,600      326,200
Ftd Common Incorporated*..................................  22,000       30,250
Inktomi Corporation*......................................  60,400    1,079,650
Intelligroup Inc*.........................................  27,700       24,238
Ivillage Inc.*............................................  88,000       93,500
Korn/Ferry International*.................................  22,000      467,500
Medquist Inc.*............................................  35,000      560,000
National Information Consortium*..........................  57,200       87,588
Service Corp. International*.............................. 126,300      221,025
TMP Worldwide Incorporated*...............................  31,600    1,738,000
Verisign Inc.*............................................  29,000    2,151,437
                                                                   ------------
                                                                     20,718,568
                                                                   ------------

Communication Services--1.5%
24/7 Media Incorporated*..................................  48,000       25,500
Carrier Access Corp.*.....................................  86,000      774,000
GT Group Telecom Inc*.....................................   6,000       45,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

GENERAL BUSINESS (Continued)

Communication Services (Continued)
PC Tel Inc*...............................................  55,000 $    591,250
Tycom Limited*............................................ 113,000    2,528,375
XO Communications Incorporated*........................... 127,500    2,271,094
                                                                   ------------
                                                                      6,235,219
                                                                   ------------
Computers & Business Equipment--0.2%
Spectrasite Holdings Incorporated*........................  52,000      689,000
                                                                   ------------

Publishing--0.0%
Applied Graphics Techologies*.............................  36,400      122,850
                                                                   ------------
                                                                     34,443,843
                                                                   ------------

TECHNOLOGY--33.0%

Aerospace--0.5%
Computer Sciences Corp.*..................................  32,500    1,954,062
                                                                   ------------

Business Services--0.1%
Harris Interactive Incorporated*..........................  36,600      134,963
Metawave Communications Corporation*......................  47,300      431,613
                                                                   ------------
                                                                        566,576
                                                                   ------------

Communication Services--4.7%
Applied Micro Circuits Corp.*............................. 151,000   11,332,078
Aspect Communications Inc.*...............................  82,500      663,867
Brocade Communications Systems Incorporated*..............  49,400    4,535,538
Echostar Communications Corp.*............................  58,500    1,330,875
Omnisky Corporation*......................................  22,500      187,031
Polycom Inc.*.............................................  38,000    1,223,125
Telecorp Pcs Incorporated*................................  17,404      389,415
                                                                   ------------
                                                                     19,661,929
                                                                   ------------

Computers & Business Equipment--6.1%
Advanced Fibre Communications*............................  16,500      298,031
Be Semiconductor Industries* ADR..........................  28,000      255,500
Ceridian Corp.*........................................... 154,500    3,080,344
Documentum Inc.*..........................................   7,700      382,594
E Piphany Incorporated*...................................   5,400      291,262
Electronic Arts*..........................................  71,000    3,026,375
I2 Technologies Inc.*.....................................  43,000    2,338,125
Luminent Incorporated*....................................  31,000      186,484

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

TECHNOLOGY (Continued)

Computers & Business Equipment (Continued)
Mcdata Corporation*.......................................  40,500 $  2,217,375
Mips Technologies Incorporated* Class C...................  41,000    1,094,187
Mips Technologies Incorporated* Class B...................   7,000      178,391
Network Engines Incorporated*.............................  15,000       62,813
New Focus Incorporated*...................................   5,400      187,650
Oplink Communications Incorporated*.......................  28,900      522,006
Optical Communication Products Incorporated*..............  24,100      271,125
Remedy Corp.*.............................................  92,000    1,523,750
Siebel Systems Inc.*......................................  56,000    3,787,000
Stormedia Inc.*...........................................  57,000            6
Symbol Technologies Inc. .................................  39,625    1,426,500
Veritas Software Co.*.....................................  51,000    4,462,500
Virata Corporation*.......................................  27,000      293,625
                                                                   ------------
                                                                     25,885,643
                                                                   ------------

Drugs & Health Care--0.2%
Aclara BioSciences Incorporated*..........................  46,300      503,512
Charles River Laboratories International*.................  14,300      391,463
                                                                   ------------
                                                                        894,975
                                                                   ------------

Electrical Equipment--5.6%
Advanced Switching Communications Inc*....................  16,400       79,950
Alliance Fiber Optic Products Incorporated*...............  14,500       87,000
Anadigics Inc.*...........................................  60,800      995,600
Anaren Microwave Inc.*....................................  44,800    3,010,000
August Technology Corporation*............................  16,000      207,000
Dupont Photomasks Inc.*...................................  16,000      845,500
Elantec Semiconductor Incorporated*.......................  11,800      327,450
Electro Scientific Industries Inc.*.......................  51,400    1,439,200
Emcore Corp.*.............................................  56,700    2,664,900
Helix Technology Corp.....................................  57,200    1,354,031
Ixia*.....................................................  17,000      388,875
JDS Uniphase Corporation*................................. 218,500    9,108,719
Microtune Incorporated Delaware*..........................  25,100      415,719
Nanometrics Incorporated*.................................  48,000      663,000
Omnivision Technologies Incorporated*.....................  18,100       58,825
On Semiconductor Corporation*.............................  88,900      466,725
Photon Dynamics Incorporated*.............................   8,000      180,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

TECHNOLOGY (Continued)

Electrical Equipment (Continued)
Power Integrations*.......................................  36,000 $    414,000
Proton Energy Systems Incorporated*.......................  13,600      142,800
Therma Wave Incorporated*.................................  39,000      546,000
Transmeta Corporation Delaware*...........................   2,000       47,000
Tvia Incorporated*........................................  18,000       70,875
                                                                   ------------
                                                                     23,513,169
                                                                   ------------

Electronics--8.4%
ADC Telecommunications Inc.*.............................. 185,000    3,353,125
American Superconductor Corp.*............................ 100,000    2,856,250
Analog Devices Inc.*......................................  76,000    3,890,250
Asm International N V*.................................... 100,000      931,250
ASM Lithography Holdings NV* ADR.......................... 115,000    2,594,687
Credence Systems Corp.*...................................  88,000    2,024,000
Cymer Inc.*...............................................  34,100      877,542
Electroglas Inc.*.........................................  53,800      823,813
Exar Corp.*...............................................  66,000    2,044,969
Kopin Corp.*..............................................  40,000      442,500
LoJack Corp.*............................................. 110,000      831,875
LTX Corp.*................................................ 130,500    1,690,383
Network Appliance Inc.*...................................  35,000    2,246,562
PMC Sierra Inc.*..........................................   8,900      699,763
Rambus Inc.*..............................................  26,000      939,250
Remec Inc.*............................................... 127,500    1,227,188
Sawtek Inc.*..............................................  16,000      739,000
Smartalk Teleservices Inc.*...............................  56,000          280
Unova Inc.*...............................................  53,000      192,125
Vitesse Semiconductor Corp.*..............................  52,000    2,876,250
Wesco International Incorporated*.........................  41,000      297,250
Xilinx Inc.*..............................................  78,500    3,620,812
Zoran Corp.*..............................................  23,000      356,500
                                                                   ------------
                                                                     35,555,624
                                                                   ------------

Software--7.2%
About.com Incorporated*...................................  50,400    1,357,650
Agency.com Limited*.......................................  20,000       77,500
Ariba Incorporated*.......................................  11,000      589,875
Ask Jeeves Incorporated*..................................  67,000      163,312

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

TECHNOLOGY (Continued)

Software (Continued)
Blue Martini Software Incorporated*.......................   8,000 $    106,000
Broadbase Software Incorporated*..........................  40,000      250,000
Check Point Software Tech Ltd.* ADR.......................  50,000    6,678,125
Click Commerce Incorporated*..............................  51,000    1,064,625
Corio Incorporated*.......................................  75,000      154,687
Cybersource Corporation Delaware*.........................  30,000       71,250
Dendrite International Inc.*.............................. 181,800    4,067,775
Digex Incorporated Delaware*..............................  26,000      585,000
Digital Insight Corporation*..............................  35,100      633,994
Emerge Interactive Incorporated*..........................   8,700       31,538
Extensity Incorporated*...................................  42,800      257,469
Headhunter Net Incorporated*..............................  47,900      341,287
Hotel Reservations Network Incorporated*..................  38,400    1,089,600
Informax Incorporated*....................................  14,000      145,250
Lightspan Incorporated*...................................  17,400       25,013
Matrixone Incorporated*...................................  22,000      400,125
Mercury Interactive Corp.*................................  25,000    2,256,250
Micromuse Inc*............................................  27,500    1,659,883
Microstrategy Incorporated*...............................  40,000      380,000
Netiq Corporation*........................................  18,826    1,644,922
Niku Corporation*.........................................  29,200      213,525
Opentv Corp*..............................................  69,200      717,950
Organic Incorporated*.....................................  50,500       41,031
Razorfish Incorporated*...................................  54,000       87,750
Resonate Incorporated*....................................  11,500      109,250
Saba Software Incorporated*...............................  32,300      508,725
Sapient Corp.*............................................  52,200      623,137
Savvis Communications Corporation*........................  25,600       22,400
Selectica Incorporated Delaware*..........................  24,900      602,269
Signalsoft Corporation*...................................   9,300       91,256
Tibco Software Incorporated*..............................  41,000    1,965,437
Via Net.Works Incorporated*...............................  38,200      145,638
Websense Incorporated*....................................  47,600      690,200
Webvan Group Incorporated*................................  52,296       24,514
Witness Systems Incorporated*.............................  35,000      472,500
                                                                   ------------
                                                                     30,346,712
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCKS (Continued)

TECHNOLOGY (Continued)

Telephone--0.2%
Dobson Communications Corporation*......................... 46,000 $    672,750
Interwave Commerce International Limited*.................. 41,200       64,375
                                                                   ------------
                                                                        737,125
                                                                   ------------
                                                                    139,115,815
                                                                   ------------

TRANSPORTATION--1.4%

Trucking & Freight Forwarding--1.4%
Hub Group Inc.*............................................ 49,000      441,000
Landstar Systems Inc.*..................................... 17,000      942,437
M.S. Carriers Inc.*........................................ 34,000    1,113,500
Polaris Industries Inc..................................... 42,000    1,669,500
US Xpress Enterprises Inc*................................. 45,000      250,313
Werner Enterprises Inc. ................................... 95,800    1,628,600
                                                                   ------------
                                                                      6,045,350
                                                                   ------------

UTILITIES--2.7%

Gas & Pipeline Utilities--2.1%
Dynegy Incorporated........................................ 69,000    3,868,312
MDU Resources Group Inc.................................... 32,800    1,066,000
New Jersey Resources Corp.................................. 26,100    1,128,825
South Jersey Industries Inc................................ 30,300      901,425
WGL Holdings Incorporated*................................. 68,400    2,081,925
                                                                   ------------
                                                                      9,046,487
                                                                   ------------
Telephone--0.6%
American Tower Corp.*...................................... 53,000    2,007,375
Triton Pcs Holdings Incorporated*..........................  8,900      302,044
                                                                   ------------
                                                                      2,309,419
                                                                   ------------
                                                                     11,355,906
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                        Principal
                                                          Amount      Value
                                                        ---------- ------------

COMMON STOCKS (Continued)

TOTAL COMMON STOCK (cost $380,725,154)................             $405,908,673
CONVERTIBLE BONDS--0.4%

TECHNOLOGY--0.4%

Computers & Business Equipment--0.4%
Juniper Networks Incorporated 4.75% 3/15/2000 (cost
 $1,593,271)..........................................  $1,600,000    1,667,968
                                                                   ------------
TOTAL EQUITY INVESTMENT SECURITIES (cost
 $382,318,425)........................................              407,576,641
                                                                   ------------

                                                          Units
                                                        ----------
SHORT TERM INVESTMENTS--4.1%
State Street Bank Yield Enhanced Short Term Investment
 Fund
 (cost $17,343,276)**.................................  17,343,276   17,343,276
                                                                   ------------
TOTAL INVESTMENTS--(cost $399,661,701)--100.8%........              424,919,917
Liabilities in excess of other assets--(0.8)%.........               (3,450,230)
                                                                   ------------
NET ASSETS 100.0%.....................................             $421,469,687
                                                                   ============

*Non-income producing security.
**Collective investment fund advised by State Street Global Advisors.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
Investments, at value (cost $478,064,992).........................  $524,343,036
Receivable for investments sold...................................    10,248,220
Receivable for fund units sold....................................       106,206
Dividends and interest receivable.................................     1,845,548
Receivable from State Street Bank and Trust Company...............         8,604
Other assets......................................................        21,023
                                                                    ------------
  Total assets....................................................   536,572,637
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................    79,582,792
Investment advisory fee payable...................................       392,392
State Street Bank and Trust Company--program fee payable..........        92,659
Trustee, management and administration fees payable...............        28,411
American Bar Retirement Association--program fee payable..........        16,565
Other accruals....................................................        66,888
                                                                    ------------
  Total liabilities...............................................    80,179,707
                                                                    ------------
Net assets (equivalent to $64.26 per unit based on 7,102,636 units outstanding).....................................................  $456,392,930
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       2000
                                                                   ------------
Investment Income
  Dividends (net of foreign tax expense of $19,875)............... $  3,307,066
  Interest........................................................   12,824,385
                                                                   ------------
    Total investment income.......................................   16,131,451
                                                                   ------------
Expenses
  Investment advisory fee.........................................    1,027,706
  State Street Bank and Trust Company--program fee................    1,015,703
  Trustee, management and administration fees.....................      322,386
  American Bar Retirement Association--program fee................      192,964
  Reports to unitholders..........................................       35,011
  Legal and audit fees............................................       51,270
  Registration fees...............................................       63,231
                                                                   ------------
    Total expenses................................................    2,708,271
  State Street Bank and Trust Company Program fee reduction.......       (8,604)
                                                                   ------------
    Net expenses..................................................    2,699,667
                                                                   ------------
Net investment income.............................................   13,431,784
                                                                   ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................   26,608,771
  Change in net unrealized appreciation...........................  (18,102,658)
                                                                   ------------
    Net realized and unrealized gain on investments...............    8,506,113
                                                                   ------------
Net increase in net assets resulting from operations.............. $ 21,937,897
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
From operations
  Net investment income............................ $ 11,482,782  $ 13,431,784
  Net realized gain on investments.................   40,791,205    26,608,771
  Net change in unrealized appreciation on
   investments.....................................    9,800,273   (18,102,658)
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   62,074,260    21,937,897
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   28,096,262    19,953,526
  Cost of units redeemed...........................  (44,504,748)  (45,826,559)
                                                    ------------  ------------
    Net decrease in net assets resulting from
     unitholder transactions.......................  (16,408,486)  (25,873,033)
                                                    ------------  ------------
    Net increase (decrease) in net assets..........   45,665,774    (3,935,136)
Net Assets
  Beginning of year................................  414,662,292   460,328,066
                                                    ------------  ------------
  End of year...................................... $460,328,066  $456,392,930
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    7,796,320     7,520,223
    Sold...........................................      492,264       317,317
    Redeemed.......................................     (768,361)     (734,904)
                                                    ------------  ------------
  Outstanding--end of year.........................    7,520,223     7,102,636
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                           For the period
                           January 2, 1992
                            (Commencement
                          of Operations) to
                          December 31, 1992
                          -----------------
Investment income*......      $    .89
Net expenses*...........          (.25)
                              --------
Net investment income...           .64
Net realized and
 unrealized gain (loss)
 on investments.........         (1.56)
                              --------
Net increase (decrease)
 in unit value..........          (.92)
Net asset value at
 beginning of period....         24.40
                              --------
Net asset value at end
 of period..............      $  23.48
                              ========
Ratio of net expenses to
 average net assets.....          1.10 %***
Ratio of net investment
 income to average net
 assets.................          2.82 %***
Portfolio turnover......           119 %**
Total return............         (3.77)%**
Net assets at end of
 period (in thousands)..      $167,242
                                              For the year ended December 31,
                          -----------------------------------------------------------------------------------------
                            1993       1994       1995       1996       1997       1998       1999        2000
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Investment income*......  $   1.00   $   1.08   $   1.19   $   1.30   $   1.42   $   1.68   $   1.82    $   2.22
Net expenses*...........      (.26)      (.26)      (.29)      (.33)      (.35)      (.35)      (.34)       (.37)
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Net investment income...       .74        .82        .90        .97       1.07       1.33       1.48        1.85
Net realized and
 unrealized gain (loss)
 on investments.........       .82       (.82)      6.07       3.78       6.59       7.44       6.54        1.20
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Net increase (decrease)
 in unit value..........      1.56        --        6.97       4.75       7.66       8.77       8.02        3.05
Net asset value at
 beginning of period....     23.48      25.04      25.04      32.01      36.76      44.42      53.19       61.21
                          ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
Net asset value at end
 of period..............  $  25.04   $  25.04   $  32.01   $  36.76   $  44.42   $  53.19   $  61.21    $  64.26
                          ========== ========== ========== ========== ========== ========== =========== ===========
Ratio of net expenses to
 average net assets.....      1.07 %     1.03 %     1.00 %      .96 %      .84 %      .72 %      .60 %+      .59 %+
Ratio of net investment
 income to average net
 assets.................      3.05 %     3.32 %     3.08 %     2.85 %     2.62 %     2.72 %     2.57 %      2.94 %
Portfolio turnover......       153 %      113 %      155 %      181 %      122 %      209 %      229 %       207 %
Total return............      6.64 %     0.00 %    27.84 %    14.84 %    20.84 %    19.74 %    15.08 %      4.98 %
Net assets at end of
 period (in thousands)..  $193,362   $198,945   $264,526   $295,401   $358,503   $414,662   $460,328    $456,393

- -------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Not annualized.
*** Ratios annualized.
  + After reduction of expenses paid to State Street Bank as described in Note
    3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .60% and .59% for the years ended December 31, 1999 and 2000, respectively.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Principal
                                                           Amount      Value
                                                         ---------- ------------


FHLMC--3.2%
Federal Home Loan Mortgage Pc 6.00% 1/1/2030 TBA ....... $  750,000 $    725,859
Federal Home Loan Mortgage Pc 6.75% 9/15/2029 ..........  1,550,000    1,658,981
Federal Home Loan Mortgage Pc 7.50% 1/1/2030 TBA .......  6,900,000    6,994,875
Federal Home Loan Mortgage Pc 8.00% 1/1/2030 TBA .......  1,000,000    1,023,438
Federal Home Loan Mortgage Pc 8.50% 1/1/2030 TBA .......  3,200,000    3,296,000
Federal Home Loan Mortgage Pc 9.50% 4/15/2020...........     79,870       84,612
Federal Home Loan Mortgage Pc 10.00% 9/1/2017...........    151,901      160,538
Federal Home Loan Mortgage Pc 10.00% 5/15/2020..........    127,257      135,529
Federal Home Loan Mortgage Pc 10.00% 6/15/2020..........     86,409       92,187
Federal Home Loan Mortgage Pc 10.00% 11/1/2020..........    123,768      131,376
Federal Home Loan Mortgage Pc 10.50% 4/1/2016...........     41,638       44,933
Federal Home Loan Mortgage Pc 10.50% 8/1/2019...........     40,952       44,192
Federal Home Loan Mortgage Pc 10.50% 12/1/2020..........    126,472      138,526
Federal Home Loan Mortgage Pc 10.50% 2/1/2021...........     39,570       42,537
Federal Home Loan Mortgage Pc 11.00% 9/1/2020...........     44,875       49,853
                                                                    ------------
TOTAL FHLMC (cost $14,562,286)..........................              14,623,436
                                                                    ------------

GNMA I--5.3%

MORTGAGE RELATED--5.3%

Mortgaged Backed Securities--GNMA I--5.3%
GNMA 7.00% 1/15/2030 TBA................................ 17,150,000   17,219,663
GNMA 9.00% 12/15/2017 ..................................    463,512      489,001
GNMA 9.50% 15/2017+ ....................................    395,776      418,284
GNMA 9.50% 12/15/2017+ .................................    427,987      452,327
GNMA 9.50% 12/15/2017+ .................................    385,294      407,205
GNMA 9.50% 12/15/2021 ..................................    275,615      292,323
GNMA 10.00% 11/15/2016 .................................     68,733       74,941
GNMA 10.00% 3/15/2018 ..................................     65,068       70,944
GNMA 10.00% 6/15/2018 ..................................     43,409       47,330
GNMA 10.00% 5/15/2019+ .................................  1,199,074    1,307,363
GNMA 10.00% 6/15/2019 ..................................     10,869       11,851
GNMA 10.00% 10/15/2019 .................................      6,472        7,057
GNMA 10.00% 12/15/2020+ ................................    613,364      668,757
GNMA 10.00% 10/15/2021 .................................     47,596       51,895
GNMA 10.00% 7/15/2022+ .................................    544,294      593,450
GNMA 10.00% 7/15/2022 ..................................    337,186      367,637
GNMA 10.00% 2/15/2025 ..................................    349,702      381,284
GNMA 10.50% 9/15/2015 ..................................     12,570       13,894
GNMA 10.50% 9/15/2017...................................     56,207       62,126

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Principal
                                                          Amount      Value
                                                         --------- ------------

GNMA I (Continued)

MORTGAGE RELATED (Continued)

Mortgaged Backed Securities--GNMA I (Continued)
GNMA 10.50% 12/15/2017.................................. $ 130,524 $    144,267
GNMA 10.50% 5/15/2019...................................     1,061        1,172
GNMA 10.50% 3/15/2020...................................    11,969       13,185
GNMA 10.50% 8/15/2020...................................    72,619       80,267
GNMA 11.00% 12/15/2009..................................       758          828
GNMA 11.00% 1/15/2010...................................    11,335       12,390
GNMA 11.00% 7/15/2010...................................    10,386       11,352
GNMA 11.00% 7/15/2010...................................    29,643       32,544
GNMA 11.00% 8/15/2010...................................       399          436
GNMA 11.00% 8/15/2010...................................     6,660        7,280
GNMA 11.00% 9/15/2015...................................     8,770        9,754
GNMA 11.00% 10/15/2015..................................    10,160       11,300
GNMA 11.00% 8/15/2017+..................................   443,598      490,948
GNMA 11.00% 9/15/2017...................................   123,024      136,825
GNMA 11.00% 2/15/2025...................................   143,282      159,355
                                                                   ------------
TOTAL GNMA I (cost $24,171,819).........................             24,049,235
                                                                   ------------

GNMA II--1.1%

MORTGAGE RELATED--1.1%

Mortgaged Backed Securities--GNMA II--1.1%
GNMA 6.63% 9/20/2027+ ..................................   321,549      325,720
GNMA 6.75% 1/20/2001(A)+................................   390,693      394,663
GNMA 6.75% 1/20/2001(A)+................................ 1,017,525    1,028,178
GNMA 7.13% 1/20/2001(A).................................   311,277      314,097
GNMA 7.13% 1/20/2001(A)+ ...............................   544,206      548,032
GNMA 7.13% 1/20/2001(A)+ ...............................   643,051      647,571
GNMA 7.13% 1/20/2001(A).................................   155,592      156,685
GNMA 7.38% 1/20/2001(A)+ ...............................   409,567      412,573
GNMA 7.38% 1/20/2001(A).................................   209,006      210,540
GNMA 7.38% 1/20/2001(A).................................    71,732       72,304
GNMA 7.38% 1/20/2001(A).................................   318,771      321,362
GNMA 7.38% 1/20/2001(A).................................    89,981       90,698
GNMA 7.38% 1/20/2001(A)+................................   373,843      376,882
GNMA 7.38% 1/20/2001(A).................................   111,351      112,325
                                                                   ------------
TOTAL GNMA II (cost $5,048,672).........................              5,011,630
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Principal
                                                          Amount       Value
                                                        ----------- ------------

FNMA--15.0%
FNMA 5.75% 6/15/2005................................... $ 8,450,000 $  8,457,941
FNMA 6.00% 1/1/2029 TBA................................   3,650,000    3,530,236
FNMA 6.00% 5/1/2029....................................   4,175,987    4,044,151
FNMA 6.00% 5/1/2029....................................   3,357,062    3,250,039
FNMA 6.00% 5/1/2029....................................   5,998,409    5,809,039
FNMA 6.25% 5/15/2029...................................   1,220,000    1,225,527
FNMA 7.00% 1/1/2029 TBA................................   8,750,000    8,755,469
FNMA 7.25% 5/15/2030...................................   1,090,000    1,240,551
FNMA 7.50% 1/1/2030 TBA................................   2,300,000    2,330,907
FNMA 8.00% 1/1/2030 TBA................................   3,000,000    3,068,436
FNMA 8.50% 9/25/2020...................................      85,552       89,214
FNMA 8.50% 1/1/2030 TBA................................  22,325,000   22,938,938
FNMA 9.50% 4/1/2030....................................   1,714,997    1,817,879
FNMA 10.00% 5/1/2022...................................      70,797       76,859
FNMA 10.00% 5/1/2022+..................................     556,061      603,671
FNMA 10.00% 11/1/2024+.................................     598,544      649,791
FNMA 10.50% 10/1/2018..................................     225,141      244,560
FNMA 11.00% 9/1/2019+..................................     297,200      333,699
FNMA 11.50% 11/1/2019..................................      54,702       61,591
                                                                    ------------
TOTAL FNMA (cost $68,267,180)..........................               68,528,498
                                                                    ------------


AUTO RECEIVABLE--3.8%
Associates Auto Receivables Trust 7.15% 3/15/2003......     910,000      916,707
Associates Auto Receivables Trust 7.30% 1/15/2004......   1,545,000    1,578,576
BMW Vehicle Lease Trust 6.65% 2/25/2003................   1,500,000    1,506,736
First Security Auto Owner Trust 7.30% 7/15/2004........   1,500,000    1,526,465
Ford Credit Auto Owner Trust 5.80% 6/15/2002...........   1,775,000    1,771,663
Ford Credit Auto Owner Trust 6.82% 6/17/2002...........   1,281,794    1,283,396
Honda Auto Receivables Owner Trust 6.62% 7/15/2004.....     910,000      918,513
Nissan Auto Receivables Owner Trust 6.71% 3/17/2003....     925,000      929,329
Nissan Auto Receivables Owner Trust 6.73% 5/15/2002....     775,762      776,003
Nissan Auto Recreation 2000 7.15% 12/16/2002...........   1,100,000    1,104,125
Premier Auto Trust 5.82% 2/9/2002(A) ..................     288,820      288,638
WFS Financial Owner Trust 5.83% 4/20/2002(A)...........     101,265      101,185
                                                                    ------------
                                                                      12,701,336
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

     Principal
      Amount      Value
     --------- ------------


Transportation--1.0%
Arcadia Automobile Receivables 6.20% 5/15/2003..........  $  262,007 $   261,821
BMW Vehicle Owner Trust 6.16% 12/25/2001................     197,096     197,066
First USA Credit Card Master Trust 6.71% 1/17/2001 (A)+.     825,000     825,000
Ford Credit Auto Owner Trust 5.47% 9/15/2001............      10,141      10,138
Ford Credit Auto Owner Trust 5.77% 11/15/2001...........     261,950     261,785
Ford Credit Auto Owner Trust 6.20% 4/15/2002............     904,023     903,453
Mmca Auto Owner Trust 6.30% 6/15/2002...................     354,669     354,445
National Car Rental Financial Corporation 7.35%
 10/20/2003***..........................................     250,000     253,609
Navistar Financial Owner Trust 5.55% 2/15/2002..........      91,199      91,119
Nissan Auto Receivables 5.45% 4/15/2004.................     384,459     382,640
Nissan Auto Receivables 6.12% 9/15/2003.................     330,087     329,981
Team Fleet Financing Corporation 7.35% 5/15/2003***.....     325,000     326,508
Toyota Auto Recvbls 1999 Owner 5.80% 12/17/2001.........     183,792     183,734
USAA Auto Loan Grantor Trust 6.00% 5/15/2004............     156,624     156,281
VACSC Auto Trust 6.51% 11/8/2002........................      78,965      78,817
                                                                     -----------
                                                                       4,616,397
                                                                     -----------
TOTAL AUTO RECEIVABLE (cost $17,199,648)................              17,317,733
                                                                     -----------

CMO--0.1%

MORTGAGE RELATED--0.1%

Collateralized Mortgage Obligations--0.1%
Mid Str Trust II 9.63% 4/1/2003 (cost $257,030).........     250,000     256,600
                                                                     -----------

OTHER MORTGAGES--1.9%

Other--1.3%
Citibank Credit Card Issuance Trust 7.45% 9/17/2007.....     525,000     536,140
Daimler Chrysler Auto Trust 6.21% 12/8/2003.............     950,000     951,470
MBNA Master Credit Card Trust II 6.90% 1/15/2008 .......     505,000     522,040
Master Credit Card Trust II 7.35% 7/16/07 ..............     855,000     897,211
MMCA Automobile Trust 7.00% 6/15/2004...................   1,070,000   1,083,375
Peco Energy Transition Trust 7.18% 9/1/2003 ............     875,000     877,457
Peco Energy Transition Trust 7.63% 3/1/2010.............   1,125,000   1,203,018
                                                                     -----------
                                                                       6,070,711
                                                                     -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                          Principal
                                                           Amount      Value
                                                          --------- ------------

OTHER MORTGAGES (Continued)
CORPORATE--0.4%

Finance & Banking--0.1%
Creekwood Capital Corporation 8.47% 3/16/2015***......... $228,556  $    252,155
Fifty Seventh Street Assocs L L C 7.13% 6/1/2017***......  240,615       219,494
                                                                    ------------
                                                                         471,649
                                                                    ------------

Industrials--0.1%
Continental Airls Pass Through Trust 6.55% 2/2/2019......  218,686       210,319
Oil Purchase Company 7.10% 4/30/2002***..................  158,640       152,295
                                                                    ------------
                                                                         362,614
                                                                    ------------

Other Marketable--0.1%
Harley Davidson Eaglemark 5.41% 4/1/2004.................   48,938        48,885
New Holland Equipment Receivables 6.39% 10/15/2002*** ...  329,879       329,739
Prime Property Fund 6.63% 7/23/2003***...................  172,643       171,306
                                                                    ------------
                                                                         549,930
                                                                    ------------

Transportation--0.1%
Harley Davidson Eaglemark Trust 5.25% 7/15/2003..........  433,878       432,218
                                                                    ------------
                                                                       1,816,411
                                                                    ------------

MORTGAGE RELATED--0.1%

Government Sponsored--0.1%
Greenpoint Manufactured Housing 5.78% 12/15/2009.........  278,380       276,876
                                                                    ------------

TRANSPORTATION--0.1%

Air Travel--0.1%
US Airways 8.11% 2/20/2017...............................  325,000       343,150
                                                                    ------------
TOTAL OTHER MORTGAGES (cost $7,483,217)..................              8,507,148
                                                                    ------------

GOVERNMENT AND AGENCIES--0.1%
Italy Republic 7.25% 2/7/2005............................  420,000       442,289
Quebec Province (Canada) 7.13% 2/9/2024..................  125,000       127,573
                                                                    ------------
                                                                         569,862
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                        Principal
                                                          Amount      Value
                                                        ---------- ------------

CORPORATE BONDS--14.8%

Non-Asset Backed--0.2%
Vodafone Airtouch PLC 7.75% 2/15/2010.................. $1,000,000 $  1,038,223
                                                                   ------------

Asset Backed--0.5%
Arcadia Automobile Receivable Trust 6.38% 1/15/2003+...    298,186      298,176
Arcadia Automobile Recreation Trust 5.90% 11/15/2002+..    102,266      102,138
CPS Auto Grantor Trust 6.65% 10/15/2002................     26,917       26,917
Daimler Benz Auto Grantor Trust 6.05% 3/20/2005........    162,570      162,214
First Merchants Auto Trust 6.85% 11/15/2002***.........      1,184        1,182
First Security Auto Grantor Trust 5.97% 4/15/2004+.....    213,381      213,146
First Security Auto Grantor Trust 6.10% 4/15/2003......    288,547      288,375
Long Beach Addep Auto Grntr Trust 6.69% 9/25/2004***...     62,749       62,457
Rental Car Finance Group 6.45% 8/25/2005+..............    625,000      623,155
Team Fleet Financing Corporation 6.65% 12/15/2002***...    250,000      249,407
                                                                   ------------
                                                                      2,027,167
                                                                   ------------
                                                                      3,065,390
                                                                   ------------

CAPITAL GOODS--0.4%

Electrical Equipment--0.4%
General Electric Capital Corporation 7.25% 5/3/2004....    805,000      833,883
General Electric Capital Corporation 7.38% 1/19/2010...    800,000      863,672
                                                                   ------------
                                                                      1,697,555
                                                                   ------------

CONSUMER SERVICES--0.4%

Leisure Time--0.3%
Walt Disney Company 7.30% 2/8/2005.....................  1,090,000    1,142,669
                                                                   ------------
Miscellaneous--0.1%

Prime Property Funding II Incorporated 7.00%
 8/15/2004***..........................................    495,000      496,822
                                                                   ------------
                                                                      1,639,491
                                                                   ------------

CORPORATE--12.7%

Asset Backed--0.3%
Chevy Chase Auto Receivables 6.25% 6/15/2004+..........    134,743      134,833
World Financial Properties Tower B 6.91% 9/1/2013+.....  1,148,967    1,132,810
                                                                   ------------
                                                                      1,267,643
                                                                   ------------

Electric Utilities--0.2%
Niagara Mohawk Power Corporation 7.38% 7/1/2003........    775,000      788,020
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                          Principal
                                                           Amount      Value
                                                          --------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)

Finance & Banking--4.5%
Ahold Finance USA Incorporated 6.88% 5/1/2029...........  $615,000  $    527,990
American Express Company 6.88% 11/1/2005................   405,000       416,441
American General Capital II 7.50% 8/11/2010.............   275,000       288,544
American General Finance Corporation 6.75% 11/15/2004...   315,000       319,353
AXA SA 8.60% 12/15/2030.................................   355,000       364,290
Bank One Corporation 6.00% 2/17/2009....................   760,000       701,860
BankBoston Corp. 6.63% 12/1/2005........................   285,000       285,436
BankBoston Corporation 6.63% 2/1/2004...................   220,000       221,129
Beneficial Corp. Medium Term Note Bank Entry 6.47%
 11/17/2008.............................................   405,000       385,738
Beverly Finance 8.36% 7/15/2004.........................   250,000       260,675
Bnp Paribas Capital Trust 1.00% 12/29/2049***...........   340,000       353,337
BT Institutional Capital Trust A 8.09% 12/1/2026***.....   555,000       527,700
Chase Manhattan Corp. 7.00% 11/15/2009..................   100,000        99,250
EOP Operating Limited Partnership 7.50% 4/19/2029.......   280,000       252,540
Equitable Cos Incorporated 6.50% 4/1/2008...............   790,000       773,781
Farmers Exchange Capital 7.05% 7/15/2028***.............   335,000       280,087
Farmers Insurance Exch 8.63% 5/1/2024***+...............   625,000       635,031
Ford Motor Credit Company 7.38% 10/28/2009..............   530,000       528,664
Goldman Sachs Group L P Medium 6.50% 2/25/2009..........   310,000       298,490
Great Western Financial Trust II 8.21% 2/1/2027.........   330,000       292,961
Hancock John Global Funding II 7.90% 7/2/2010...........   725,000       776,787
Hartford Financial Services Group Incorporated 7.75%
 6/15/2005..............................................   310,000       326,374
Household Finance Corporation 8.00% 7/15/2010...........   415,000       439,937
Hutchison Whampoa Fin C I Ltd 7.45% 8/1/2017***.........   440,000       414,867
Ing Capital Funding Trust III 8.44% 12/31/2049..........   415,000       422,462
J.P. Morgan Chase & Co 6.00% 2/15/2009*.................   420,000       396,791
Lehman Brothers Holdings Incorporated 8.25% 6/15/2007...   345,000       365,700
Metropolitan Life Insurance Company 7.45% 11/1/2023***..   500,000       446,735
Metropolitan Life Insurance Company 7.80% 11/1/2025***..   250,000       246,875
National Rural Utilities Cooperative Finance 7.38%
 2/10/2003..............................................   785,000       806,179
Nationwide Mutual Life 7.50% 2/15/2024***+..............   750,000       624,675
New York Life Insurance Cor 7.50% 12/15/2023***.........   250,000       234,613
Nisource Finance Corporation 7.88% 11/15/2010***........   690,000       721,712
Northern Trust Company Bank Medium Term Note 6.63%
 10/1/2003..............................................   800,000       805,816
PNC Funding Corporation 7.50% 11/1/2009.................   215,000       222,192
PNC Institutional Capital Trust A 7.95% 12/15/2026***...   250,000       234,088
Prudential Insurance Company America 8.30% 7/1/2025***+.   970,000     1,005,919
Qwest Capital Funding Incorporated 7.75% 8/15/2006......   870,000       906,383

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Principal
                                                           Amount      Value
                                                         ---------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)

Finance & Banking (Continued)
Suntrust Banks Incorporated 7.75% 5/1/2010.............  $  385,000 $    403,842
UBS Preferred Funding Trust I 1.00% 10/29/2049.........     290,000      303,995
Unicredito Italiano Capital Trust II 9.20%
 10/5/2049***..........................................     200,000      204,282
United States Bancorp. 6.88% 12/1/2004.................   1,055,000    1,068,884
Washington Mutual Capital I 8.38% 6/1/2027.............     240,000      221,287
Washington Mutual Incorporated 8.25% 4/1/2010..........     320,000      339,853
Wells Fargo & Co. 6.63% 7/15/2004......................     840,000      851,516
                                                                    ------------
                                                                      20,605,061
                                                                    ------------

Industrials--4.8%
Albertsons Incorporated 7.45% 8/1/2029.................     900,000      806,760
Alcoa Incorporated 7.38% 8/1/2010......................     230,000      242,786
Chevron Corporation 6.63% 10/1/2004....................     805,000      820,625
Clear Channel Communications 7.65% 9/15/2010...........     570,000      575,250
CMS Panhandle Holding Company 6.50% 7/15/2009..........     670,000      608,226
Conoco Incorporated 6.95% 4/15/2029....................   1,005,000      979,172
Cox Communications Incorporated 7.75% 11/1/2010*.......     445,000      460,660
Daimler Chrysler North America 7.40% 1/20/2005.........     710,000      712,755
Dayton Hudson Corporation 6.75% 1/1/2028...............     440,000      401,460
Delphi Automotive Systems Corporation 7.13% 5/1/2029...     200,000      170,450
Deutsche Telekom International 8.00% 6/15/2010.........     715,000      726,197
Federated Department Stores Incorporated (Delaware)
 6.30% 4/1/2009........................................     165,000      146,801
Federated Department Stores Incorporated Delaware 6.90%
 4/1/2029..............................................     550,000      438,647
Federated Department Stores Incorporated Delaware 7.00%
 2/15/2028.............................................     200,000      161,954
Florida Windstorm Underwriting 7.13% 2/25/2019***......     655,000      629,887
Ford Motor Company 7.45% 7/16/2031.....................     300,000      277,665
Ford Motor Company Delaware 6.63% 10/1/2028............   1,160,000      978,112
Hewlett Packard Company 7.15% 6/15/2005................     910,000      937,209
Home Depot Incorporated 6.50% 9/15/2004................     850,000      854,429
Hyatt Equities LLC 9.25% 5/15/2005***..................     545,000      581,372
Jet Equipment Test 10.00% 6/15/2012***.................     350,000      399,816
Kroger Company 7.63% 9/15/2006.........................     160,000      165,470
Kroger Company 8.05% 2/1/2010..........................     225,000      238,916
Lockheed Martin Corporation 8.20% 12/1/2009............     500,000      548,135
Lowes Cos Incorporated 6.50% 3/15/2029.................     255,000      212,091
Marriott International Incorporated 8.13% 4/1/2005.....     440,000      461,331
May Department Stores Company 6.70% 9/15/2028..........     335,000      285,259
May Department Stores Company 7.88% 3/1/2030...........     575,000      564,248

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                        Principal
                                                          Amount      Value
                                                        ---------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)

Industrials (Continued)
Merck & Company Inc. 5.95% 12/1/2028................... $  310,000 $    282,894
News America Holdings Incorporated 8.88% 4/26/2023.....    645,000      627,503
Oil Enterprises Limited 6.24% 6/30/2008***.............    552,274      542,613
Paiton Energy 9.34% 2/15/2014***.......................    125,000       37,500
Pharmacia Corporation 6.60% 12/1/2028..................    965,000      922,173
Raytheon Company 8.20% 3/1/2006........................    345,000      367,970
Raytheon Company 8.30% 3/1/2010........................    340,000      371,238
Rockwell International Corporation 6.70% 1/15/2028.....    675,000      577,665
Sun Microsystems Incorporated 7.65% 8/15/2009*.........    305,000      313,622
Time Warner Entertainment Co., LP 7.25% 9/1/2008.......    435,000      447,045
Unilever Capital Corporation 7.13% 11/1/2010...........    665,000      696,601
United Parcel Service America Inc 8.38% 4/1/2020.......    530,000      618,001
United Technologies Corporation 6.70% 8/1/2028+........    815,000      779,327
Wal-Mart Stores Inc. 6.88% 8/10/2009...................  1,000,000    1,043,580
                                                                   ------------
                                                                     22,013,415
                                                                   ------------

Miscellaneous--1.5%
Anthem Insurance Cos Inc. Discount Commercial 9.00%
 4/15/2027***..........................................    465,000      393,869
Associates Corporation North America 6.00% 7/15/2005+..    635,000      625,894
Citicorp 6.38% 11/15/2008..............................    905,000      875,796
Continental Airlines Pass Through 6.65% 9/15/2017+.....    464,166      458,364
EOP Operating Limited Partnership 7.25% 6/15/2028......    340,000      299,537
EOP Operating LP 6.76% 6/15/2007.......................    140,000      136,235
Florida Residential Property + Casualty 7.38%
 7/1/2003***...........................................    525,000      530,160
Hartford Life Incorporated 7.65% 6/15/2027.............    420,000      426,590
Kroger Co 7.70% 6/1/2029...............................    470,000      469,304
News America Holdings Incorporated 7.75% 1/20/2024.....    100,000       88,703
News America Holdings Incorporated 7.75% 2/1/2024......    170,000      155,363
Procter & Gamble Company 6.60% 12/15/2004..............    930,000      955,054
Sprint Capital Corporation 6.50% 11/15/2001............    830,000      829,726
US Airways Passthru Trs 6.85% 1/30/2018................    720,194      678,027
                                                                   ------------
                                                                      6,922,622
                                                                   ------------

Other--0.1%
Dayton Hudson Corporation 6.65% 8/1/2028...............    170,000      152,131
Lowes Cos Incorporated 6.88% 2/15/2028.................    620,000      542,395
                                                                   ------------
                                                                        694,526
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Principal
                                                           Amount      Value
                                                         ---------- ------------

CORPORATE BONDS (Continued)
CORPORATE (Continued)

Other Utilities--0.1%
Ras Laffan Liquefied Natural Gas 8.29% 3/15/2014***....  $  520,000 $    510,942
                                                                    ------------

Supranational--0.2%
Intermediate American Development Bank 7.00% 6/16/2003.     970,000      999,440
                                                                    ------------

Telephone--1.0%
AT&T Corp. 6.50% 3/15/2029.............................     735,000      587,463
Bellsouth Telecomm Incorporated 6.38% 6/1/2028.........     715,000      611,611
British Telecommunications PLC 8.63% 12/15/2030........     470,000      468,097
GTE Corporation 6.94% 4/15/2028+.......................   1,095,000    1,004,903
Lucent Technologies Incorporated 6.45% 3/15/2029.......   1,045,000      703,672
MCI Communications Corporation 6.50% 4/15/2010.........     405,000      371,571
Worldcom Inc. 6.95% 8/15/2028*.........................     730,000      612,696
                                                                    ------------
                                                                       4,360,013
                                                                    ------------
                                                                      58,161,682
                                                                    ------------

COMMINGLED--0.0%

Industrials--0.0%
Ahold Finance USA 8.25% 7/15/2010......................     210,000      223,343
                                                                    ------------

FOREIGN--0.1%

Corporate--0.1%
Express Pipeline Limited 6.47% 12/31/2013***+..........     709,050      693,075
                                                                    ------------

FINANCE--0.1%

Asset Backed--0.1%
General Motors Acceptance Corporation 7.75% 1/19/2010..     275,000      283,805
                                                                    ------------

Financial Services--0.0%
Goldman Sachs Group Incorporated 6.65% 5/15/2009.......     115,000      112,032
                                                                    ------------
                                                                         395,837
                                                                    ------------

GENERAL BUSINESS--0.1%

Communication Services--0.1%
AT&T Canada Incorporated 7.63% 3/15/2005...............     820,000      820,992
                                                                    ------------

MISCELLANEOUS--0.1%

Supranational--0.1%
Abbey National Plc 7.95% 10/26/2029....................     430,000      454,639
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Principal
                                                          Amount      Value
                                                         --------- ------------

CORPORATE BONDS (Continued)
TRANSPORTATION--0.1%
Trucking & Freight Forwarding--0.1%
Hertz Corporation 7.63% 8/15/2007....................... $350,000  $    353,563
                                                                   ------------
TOTAL CORPORATE BONDS (cost $68,291,703)................             67,505,567
                                                                   ------------
                                                          Shares
                                                         ---------
COMMON STOCK--56.6%
BASIC INDUSTRIES--1.2%
Paper--0.3%
Kimberly-Clark Corp. ...................................   17,600     1,244,144
                                                                   ------------
Plastics--0.9%
Illinois Tool Works Inc. ...............................   70,300     4,187,244
                                                                   ------------
                                                                      5,431,388
                                                                   ------------
CAPITAL GOODS--4.0%
Aerospace--0.3%
Raytheon Company Class A................................   17,000       493,000
Raytheon Company Class B................................   28,000       869,750
                                                                   ------------
                                                                      1,362,750
                                                                   ------------
Business Services--0.9%
Checkfree Corporation*..................................   64,300     2,732,750
Fluor Corporation*......................................   47,300     1,563,856
                                                                   ------------
                                                                      4,296,606
                                                                   ------------
Conglomerates--0.1%
Syngenta AG*............................................   21,242       232,334
                                                                   ------------
Construction & Mining Equipment--0.5%
Dover Corp. ............................................   50,400     2,044,350
                                                                   ------------
Electrical Equipment--0.9%
Emerson Electric Co. ...................................   31,300     2,466,831
Tyco International Ltd. ................................   26,800     1,487,400
                                                                   ------------
                                                                      3,954,231
                                                                   ------------
Industrial Machinery--1.1%
AES Corp.*..............................................   68,700     3,804,263
Weatherford International Inc.*.........................   28,000     1,323,000
                                                                   ------------
                                                                      5,127,263
                                                                   ------------
Miscellaneous--0.2%
W.W. Grainger Inc. .....................................   28,800     1,051,200
                                                                   ------------
                                                                     18,068,734
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

CONSUMER BASICS--11.5%

Drugs & Health Care--7.3%
Astrazeneca Plc ADR....................................... 170,953 $  8,804,080
Becton Dickinson & Co. ...................................  44,300    1,533,888
Forest Laboratories Inc.*.................................  34,500    4,584,188
Guidant Corp.*............................................  71,400    3,851,138
Medtronic Inc. ...........................................  36,400    2,197,650
Millennium Pharmaceuticals*...............................  14,500      897,188
Pacificare Health Systems*................................  33,830      507,450
Pfizer Inc. .............................................. 184,500    8,487,000
Quintiles Transnational Corp.*............................ 119,200    2,495,750
                                                                   ------------
                                                                     33,358,332
                                                                   ------------

Food & Beverages--3.7%
Campbell Soup Co. ........................................ 121,100    4,193,088
ConAgra Inc. .............................................  70,000    1,820,000
General Mills Inc. .......................................  60,900    2,713,856
H.J. Heinz Co. ...........................................  26,000    1,233,375
Kellogg Co. .............................................. 199,100    5,226,375
PepsiCo Inc. .............................................  37,300    1,848,681
                                                                   ------------
                                                                     17,035,375
                                                                   ------------

Tobacco--0.5%
Philip Morris Cos., Inc. .................................  46,500    2,046,000
                                                                   ------------
                                                                     52,439,707
                                                                   ------------

CONSUMER DURABLE GOODS--0.6%

Electrical Equipment--0.4%
Sony Corp ADR.............................................  26,000    1,813,500
                                                                   ------------

Household Appliances & Home Furnishings--0.2%
Konnklijke Philips Electronics NV* ADR....................  20,000      725,000
                                                                   ------------
                                                                      2,538,500
                                                                   ------------

CONSUMER NON-DURABLES--3.9%

Apparel & Textiles--0.9%
Jones Apparel Group Inc.*.................................   7,400      238,188
Nike Inc. ................................................  29,000    1,618,563
VF Corp. .................................................  56,900    2,062,056
                                                                   ------------
                                                                      3,918,807
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

CONSUMER NON-DURABLES (Continued)

Household Products--0.5%
Clorox Co. ...............................................  69,000 $  2,449,500
                                                                   ------------

Liquor--0.6%
Anheuser Busch Cos., Inc. ................................  61,800    2,811,900
                                                                   ------------

Retail Trade--1.6%
Amazon. Com Inc.*.........................................  30,900      480,881
Dollar General Corp. .....................................  36,000      679,500
Gap Inc. .................................................  34,500      879,750
Lowes Cos., Inc........................................... 102,600    4,565,700
Wal-Mart Stores Inc. .....................................  16,000      850,000
                                                                   ------------
                                                                      7,455,831
                                                                   ------------

Toys & Amusements--0.3%
Hasbro Inc. .............................................. 123,000    1,306,875
                                                                   ------------
                                                                     17,942,913
                                                                   ------------

CONSUMER SERVICES--0.8%

Hotels & Restaurants--0.1%
McDonald's Corp. .........................................  17,700      601,800
                                                                   ------------

Leisure Time--0.5%
Carnival Cruise Lines Inc. ...............................  70,500    2,172,281
                                                                   ------------

Retail Trade--0.2%
Williams Sonoma Inc.*.....................................  37,000      740,000
                                                                   ------------
                                                                      3,514,081
                                                                   ------------

ENERGY--3.0%

Domestic Oil--1.2%
Exxon Mobil Corp..........................................  44,283    3,849,853
Texaco Inc. ..............................................  26,800    1,664,950
                                                                   ------------
                                                                      5,514,803
                                                                   ------------


International Oil--0.7%
Shell Transport & Trading Plc ADR.........................  68,200    3,367,375
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

ENERGY (Continued)

Petroleum Services--1.1%
Baker Hughes Inc. ........................................  87,040 $  3,617,600
Schlumberger Ltd. ADR.....................................  15,246    1,218,727
                                                                   ------------
                                                                      4,836,327
                                                                   ------------
                                                                     13,718,505
                                                                   ------------

FINANCE--10.2%

Banks--2.2%
Bank of America Corp. .................................... 100,437    4,607,547
Bank One Corp. ........................................... 142,100    5,204,413
                                                                   ------------
                                                                      9,811,960
                                                                   ------------

Financial Services--3.6%
Citigroup Inc. ...........................................  83,829    4,280,518
Hartford Financial Services Group.........................  22,900    1,617,313
USA Education Incorporated................................ 139,560    9,490,080
Wells Fargo & Company.....................................  20,076    1,117,982
                                                                   ------------
                                                                     16,505,893
                                                                   ------------

Insurance--3.4%
Allstate Corp. ...........................................  34,700    1,511,619
Berkshire Hathaway Inc.*..................................      31    2,201,000
Cincinnati Financial Corp. ...............................  28,700    1,135,444
Jefferson-Pilot Corp. ....................................  12,500      934,375
PMI Group Inc. ...........................................  21,500    1,455,281
XL Capital Limited........................................  95,200    8,318,100
                                                                   ------------
                                                                     15,555,819
                                                                   ------------

Savings And Loan--1.0%
Washington Mutual Inc. ...................................  84,624    4,490,361
                                                                   ------------
                                                                     46,364,033
                                                                   ------------

GENERAL BUSINESS--6.7%

Broadcasting--2.8%
AT&T Corp.*............................................... 289,300    3,923,631
Cablevision Systems Corp.*................................  33,900    2,879,381
USA Networks Inc*.........................................  57,000    1,107,938

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

GENERAL BUSINESS (Continued)

Broadcasting (Continued)
Viacom Inc. Class A*......................................  53,000 $  2,491,000
Viacom Inc. Class B*......................................  48,500    2,267,375
                                                                   ------------
                                                                     12,669,325
                                                                   ------------

Business Services--2.4%
Autonation Incorporated Delaware*......................... 154,200      925,200
Doubleclick Inc*..........................................  61,000      671,000
Ecolab Inc. ..............................................  27,000    1,166,063
Galileo International Inc. ...............................  32,500      650,000
Interpublic Group of Cos., Inc. ..........................  28,600    1,217,288
Nokia Corp ADR............................................ 134,000    5,829,000
TMP Worldwide Inc.*.......................................  13,000      715,000
                                                                   ------------
                                                                     11,173,551
                                                                   ------------

Communication Services--0.7%
Adelphia Communications Corp.*............................  20,500    1,058,313
AT&T Corp.*...............................................  52,558      909,910
Tycom Limited*............................................  15,000      335,625
Worldcom Incorporated*....................................  63,954      899,353
                                                                   ------------
                                                                      3,203,201
                                                                   ------------

Publishing--0.8%
Time Warner Inc. .........................................  74,400    3,886,656
                                                                   ------------
                                                                     30,932,733
                                                                   ------------

MISCELLANEOUS--1.3%

Conglomerates--0.8%
Agilent Technologies Incorporated*........................  62,632    3,429,102
                                                                   ------------

Mining--0.1%
Newmont Mining Corp. .....................................  36,000      614,250
                                                                   ------------

Non-Ferrous Metals--0.4%
Alcoa Inc. ...............................................  54,500    1,825,750
                                                                   ------------
                                                                      5,869,102
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCKS (Continued)

TECHNOLOGY--10.6%

Aerospace--1.4%
Lockheed Martin Corp. ....................................  52,500 $  1,782,375
United Technologies Corp. ................................  56,500    4,442,313
                                                                   ------------
                                                                      6,224,688
                                                                   ------------

Communication Services--0.8%
Applied Micro Circuits Corp.*.............................  24,800    1,861,163
Echostar Communications Corp.*............................  34,500      784,875
Qwest Communications International Inc.*..................  24,400    1,000,400
                                                                   ------------
                                                                      3,646,438
                                                                   ------------

Computers & Business Equipment--1.8%
Cadence Design Systems Inc.*..............................  46,000    1,265,000
Cisco Systems Inc.*.......................................  31,300    1,197,225
Compaq Computer Corp. .................................... 121,200    1,824,060
Corvis Corporation*.......................................   1,800       42,863
Dell Computer Corp.*......................................  57,600    1,004,400
Hewlett Packard Co. ......................................  61,700    1,947,406
IBM Corp. ................................................  14,000    1,190,000
                                                                   ------------
                                                                      8,470,954
                                                                   ------------

Electronics--5.6%
Altera Corp.*.............................................  37,800      994,613
Applied Materials Inc.*................................... 139,700    5,334,794
ASM Lithography Holdings NV* ADR..........................  92,400    2,084,775
Credence Systems Corp.*...................................  23,000      529,000
Intel Corp. ..............................................  35,400    1,064,213
Intersil Holding Corporation*.............................  30,700      704,181
JDS Uniphase Corporation*.................................   7,600      316,825
KLA Instruments Corp.*....................................  85,100    2,866,806
Lam Research Corp.*.......................................  22,500      326,250
Newport Corp..............................................   6,600      518,822
Novellus Systems Inc.*....................................  42,200    1,516,563
PMC Sierra Inc.*..........................................  22,500    1,769,063
RF Micro Devices Inc*.....................................  41,600    1,141,400
Teradyne Inc.*............................................  88,600    3,300,350
Texas Instruments Inc. ...................................  61,660    2,921,143
                                                                   ------------
                                                                     25,388,798
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares       Value
                                                      ------------ ------------

COMMON STOCKS (Continued)

TECHNOLOGY (Continued)

Software--1.0%
Autodesk Inc. .......................................       56,400 $  1,519,275
Genuity Incorporated*................................       66,300      335,644
PeopleSoft Inc.*.....................................       58,200    2,164,313
Webmethods Incorporated*.............................        8,500      755,969
                                                                   ------------
                                                                      4,775,201
                                                                   ------------
                                                                     48,506,079
                                                                   ------------

TRANSPORTATION--0.6%

Railroads & Equipment--0.6%
Canadian National Railway Co. .......................       47,000    1,395,313
Union Pacific Corp. .................................       29,500    1,497,125
                                                                   ------------
                                                                      2,892,438
                                                                   ------------

UTILITIES--2.2%

Electric Utilities--0.9%
Cinergy Corp. .......................................       55,200    1,938,900
Niagara Mohawk Holdings Inc.*........................       47,300      789,319
Northeast Utilities..................................       44,200    1,071,850
Southern Energy Incorporated*........................        7,000      198,188
                                                                   ------------
                                                                      3,998,257
                                                                   ------------

Gas & Pipeline Utilities--0.9%
Williams Cos., Inc. .................................      106,200    4,241,363
                                                                   ------------

Telephone--0.4%
SBC Communications Inc. .............................       16,200      773,550
Sprint Corp.*........................................       44,000      899,250
                                                                   ------------
                                                                      1,672,800
                                                                   ------------
                                                                      9,912,420
                                                                   ------------
TOTAL COMMON STOCK (cost $211,826,181)...............               258,130,633
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                       ---------- ------------

PREFERRED STOCK--0.2%

MISCELLANEOUS--0.2%

Miscellaneous--0.2%
Home Ownership Funding***+ (cost $1,254,307)..........      1,250 $    994,551
                                                                  ------------
TOTAL EQUITY INVESTMENT SECURITIES (cost
 $389,159,990)........................................             465,494,893
                                                                  ------------

                                                         Units
                                                       ----------
SHORT TERM INVESTMENTS--12.9%
Yield Enhanced Short Term Investment Fund** (cost
 $58,848,143)......................................... 58,848,143   58,848,143
                                                                  ------------
TOTAL INVESTMENTS--114.90% (cost $478,064,992)........             524,343,036
Liabilities in excess of other assets--(14.9)%........             (67,950,106)
                                                                  ------------
NET ASSETS--100.00%...................................            $456,392,930
                                                                  ============

(A)Valuable rate security. The rate shown reflects currently in effect.

ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

TBA To be announced (TBA) securities are purchased (sold) on a forward commitment basis with an approximate principal amount and no definite maturity. The actual principal amount and maturity date will be determined upon settlement.

*Non-income producing security.

**Collective investment fund advised by State Street Global Advisers.

*** Security is exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at December 31, 2000 were $14,738,937 and $13,177,308, respectively.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                      Statement of Assets and Liabilities

                                                                  December 31,
                                                                      2000
                                                                 --------------
                             ASSETS
Investments, at value (cost $1,154,117,259)..................... $1,385,020,745
Cash............................................................          2,905
Receivable for investments sold.................................      6,157,364
Dividends and interest receivable...............................      1,843,831
Receivable from State Street Bank and Trust Company.............         31,356
Other assets....................................................         98,158
                                                                 --------------
  Total assets..................................................  1,393,154,359
                                                                 --------------
                          LIABILITIES
Payable for investments purchased...............................      6,432,866
Payable for fund units redeemed.................................        435,607
Investment advisory fee payable.................................      1,394,025
State Street Bank and Trust Company--program fee payable........        292,999
Trustee, management and administration fees payable.............         89,925
American Bar Retirement Association--program fee payable........         52,381
Variation margin payable........................................         40,950
Other accruals..................................................         66,064
                                                                 --------------
  Total liabilities.............................................      8,804,817
                                                                 --------------
Net assets (equivalent to $56.29 per unit based on 24,594,014 units outstanding)............................................. $1,384,349,542
                                                                 ==============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                  December 31,
                                                                      2000
                                                                  -------------
Investment Income
  Dividends (net of foreign tax expense of $65,351).............. $   9,716,314
  Interest.......................................................     1,761,923
                                                                  -------------
    Total investment income......................................    11,478,237
                                                                  -------------
Expenses
  Investment advisory fee........................................     3,579,111
  State Street Bank and Trust Company--program fee...............     3,699,786
  Trustee, management and administration fees....................     1,175,699
  American Bar Retirement Association--program fee...............       703,694
  Reports to unitholders.........................................       128,475
  Legal and audit fees...........................................       188,141
  Registration fees..............................................       221,883
  Other expenses.................................................        12,344
                                                                  -------------
    Total expenses...............................................     9,709,133
  State Street Bank and Trust Company Program fee reduction .....       (31,356)
                                                                  -------------
    Net expenses.................................................     9,677,777
                                                                  -------------
Net investment income............................................     1,800,460
                                                                  -------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain (loss):
    Investments..................................................   190,625,268
    Future contracts.............................................      (751,657)
                                                                  -------------
                                                                    189,873,611
                                                                  -------------
  Change in net unrealized appreciation:
    Investments..................................................  (442,206,422)
    Future contracts.............................................      (147,024)
                                                                  -------------
                                                                   (442,353,446)
                                                                  -------------
    Net realized and unrealized loss on investments..............  (252,479,835)
                                                                  -------------
Net decrease in net assets resulting from operations............. $(250,679,375)
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets

                                                     For the year ended
                                                        December 31,
                                                ------------------------------
                                                     1999            2000
                                                --------------  --------------
From operations
  Net investment income........................ $    3,756,894  $    1,800,460
  Net realized gain on investments.............    198,757,039     189,873,611
  Net change in unrealized appreciation on
   investments.................................    234,776,483    (442,353,446)
                                                --------------  --------------
    Net increase (decrease) in net assets
     resulting from operations.................    437,290,416    (250,679,375)
                                                --------------  --------------
From unitholder transactions
  Proceeds from units issued...................     93,489,737      69,284,650
  Cost of units redeemed.......................   (117,997,480)   (144,865,077)
                                                --------------  --------------
    Net decrease in net assets resulting from
     unitholder transactions...................    (24,507,743)    (75,580,427)
                                                --------------  --------------
    Net increase (decrease) in net assets......    412,782,673    (326,259,802)
Net Assets
  Beginning of year............................  1,297,826,671   1,710,609,344
                                                --------------  --------------
  End of year.................................. $1,710,609,344  $1,384,349,542
                                                ==============  ==============
Number of units
  Outstanding--beginning of year...............     26,092,426      25,758,745
    Sold.......................................      1,746,828       1,041,204
    Redeemed...................................     (2,080,509)     (2,205,935)
                                                --------------  --------------
  Outstanding--end of year.....................     25,758,745      24,594,014
                                                ==============  ==============


   The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                       Selected Per-Unit Data and Ratios

                (For a unit outstanding throughout the period)

                          For the period
                          January 2, 1992
                           (Commencement
                         of Operations) to
                         December 31, 1992
                         -----------------
Investment income*.....      $    .32
Net expenses*..........          (.15)
                             --------
Net investment income..           .17
Net realized and
 unrealized gain (loss)
 on investments........           .30
                             --------
Net increase (decrease)
 in unit value.........           .47
Net asset value at
 beginning of period...         14.77
                             --------
Net asset value at end
 of period.............      $  15.24
                             ========
Ratio of net expenses
 to average net assets.          1.01 %***
Ratio of net investment
 income to average net
 assets................          1.22 %***
Portfolio turnover.....            46 %**
Total return...........          3.22 %**
Net assets at end of
 period (in thousands).      $427,933
                                                For the year ended December 31,
                         -----------------------------------------------------------------------------------------------
                           1993       1994       1995       1996       1997        1998         1999          2000
                         ---------- ---------- ---------- ---------- ---------- ------------ ------------- -------------
Investment income*.....  $    .32   $    .35   $    .39   $    .51   $    .41   $      .43   $      .47    $      .46
Net expenses*..........      (.15)      (.16)      (.19)      (.22)      (.26)        (.30)        (.33)         (.39)
                         ---------- ---------- ---------- ---------- ---------- ------------ ------------- -------------
Net investment income..       .17        .19        .20        .29        .15          .13          .14           .07
Net realized and
 unrealized gain (loss)
 on investments........      1.30        .06       5.77       4.61       8.00        13.63        16.53        (10.19)
                         ---------- ---------- ---------- ---------- ---------- ------------ ------------- -------------
Net increase (decrease)
 in unit value.........      1.47        .25       5.97       4.90       8.15        13.76        16.67        (10.12)
Net asset value at
 beginning of period...     15.24      16.71      16.96      22.93      27.83        35.98        49.74         66.41
                         ---------- ---------- ---------- ---------- ---------- ------------ ------------- -------------
Net asset value at end
 of period.............  $  16.71   $  16.96   $  22.93   $  27.83   $  35.98   $    49.74   $    66.41    $    56.29
                         ========== ========== ========== ========== ========== ============ ============= =============
Ratio of net expenses
 to average net assets.       .96 %      .95 %      .92 %      .88 %      .80 %        .71 %        .59 %+        .58 %+
Ratio of net investment
 income to average net
 assets................      1.03 %     1.12 %      .98 %     1.13 %      .48 %        .32 %        .26 %         .11 %
Portfolio turnover.....        82 %       59 %       60 %       64 %       88 %         46 %         46 %          49 %
Total return...........      9.60 %     1.49 %    35.23 %    21.37 %    29.31 %      38.24 %      33.51 %      (15.24)%
Net assets at end of
 period (in thousands).  $471,398   $479,435   $637,834   $752,798   $967,854   $1,297,827   $1,710,609    $1,384,350

- -------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Not annualized.
*** Ratio annualized.
  + After reduction of expenses paid to State Street Bank as described in Note
    3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .59% and .58% for the years ended December 31, 1999 and 2000, respectively.

Note: State Street Bank approved a 10-for-1 split of the units of the Growth
     Equity Fund, which was effective February 2, 2001. Selected per-unit data have been restated to reflect the split.

  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                          Shares     Value
                                                          ------ --------------

COMMON STOCK--97.4%

BASIC INDUSTRIES--0.8%

Chemicals--0.3%
Cabot Corp. .............................................    200 $        5,275
Waters Corp.*............................................ 47,700      3,982,950
                                                                 --------------
                                                                      3,988,225
                                                                 --------------

Paper--0.1%
Kimberly-Clark Corp. .................................... 25,400      1,795,526
Willamette Industries Inc. ..............................  1,000         46,938
                                                                 --------------
                                                                      1,842,464
                                                                 --------------

Plastics--0.4%
Illinois Tool Works Inc. ................................ 96,500      5,747,781
                                                                 --------------
                                                                     11,578,470
                                                                 --------------

CAPITAL GOODS--8.5%

Aerospace--0.1%
Raytheon Company Class A................................. 24,000        696,000
Raytheon Company Class B................................. 38,100      1,183,481
                                                                 --------------
                                                                      1,879,481
                                                                 --------------

Business Services--0.5%
Checkfree Corporation*................................... 90,800      3,859,000
Choicepoint Inc.*........................................  1,100         72,119
Fluor Corporation*....................................... 64,800      2,142,450
Nova Corp.*..............................................  1,300         25,918
S1 Corporation*..........................................    800          4,200
Teletech Holdings Inc.*..................................    700         12,863
                                                                 --------------
                                                                      6,116,550
                                                                 --------------

Conglomerates--0.0%
Syngenta AG*............................................. 29,302        320,491
                                                                 --------------

Construction & Mining Equipment--0.2%
Dover Corp. ............................................. 67,100      2,721,743
Dycom Industries Inc.*...................................  1,600         57,500
Quanta Services Incorporated*............................  1,000         32,188
                                                                 --------------
                                                                      2,811,431
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                        Shares       Value
                                                       --------- --------------

COMMON STOCK (Continued)

CAPITAL GOODS (Continued)

Electrical Equipment--7.1%
American Power Conversion Corp.*......................     9,400 $      116,325
Atmel Corp.*..........................................    21,200        246,450
Emerson Electric Co. .................................    42,800      3,373,175
General Electric Co. ................................. 1,421,000     68,119,186
Jabil Circuit Inc.*...................................     6,100        154,788
Millipore Corp. ......................................     2,600        163,800
Plug Power Incorporated*..............................       200          2,938
Power One Incorporated*...............................     2,700        106,144
Sanmina Corp.*........................................     8,300        635,988
Tyco International Ltd. ..............................   468,900     26,023,950
                                                                 --------------
                                                                     98,942,744
                                                                 --------------

Industrial Machinery--0.5%
AES Corp.*............................................   112,600      6,235,225
Cognex Corp.*.........................................     2,600         57,525
                                                                 --------------
                                                                      6,292,750
                                                                 --------------

Miscellaneous--0.1%
W.W. Grainger Inc. ...................................    39,100      1,427,150
                                                                 --------------

Railroads & Equipment--0.0%
CH Robinson Worldwide.................................     3,400        106,888
                                                                 --------------

Trucking & Freight Forwarding--0.0%
United Parcel Svc Inc.................................       600         35,287
                                                                 --------------
                                                                    117,932,772
                                                                 --------------

CONSUMER BASICS--26.3%

Drugs & Health Care--20.8%
Abbott Laboratories...................................    74,800      3,623,125
Abgenix Incorporated*.................................     3,800        224,438
Affymetrix Inc.*......................................     2,100        156,319
Alkermes Inc.*........................................     3,400        106,675
Allergan Inc..........................................     7,000        677,688
Alza Corp.*...........................................     9,000        382,500
American Home Products Corp. .........................   146,200      9,291,010
Amgen Inc.*...........................................   377,300     24,123,619
Andrx Corporation Delaware*...........................     2,000        115,750
Apogent Technologies Incorporated*....................     4,200         86,100

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

CONSUMER BASICS (Continued)

Drugs & Health Care (Continued)
Applera Corporation Applied Biosystems*................. 129,000 $   12,134,063
Applera Corporation Celera Genomics*....................   2,500         89,844
Astrazeneca Plc......................................... 235,815     12,144,473
Bausch & Lomb Inc. .....................................     200          8,088
Becton Dickinson & Co. .................................  61,200      2,119,050
Biogen Inc.*............................................   8,200        492,513
Biomet Inc. ............................................   1,350         53,578
Bristol-Myers Squibb Co. ...............................  86,000      6,358,625
Cardinal Health Inc. ...................................  11,220      1,117,793
Celgene Corp.*..........................................   2,700         87,750
Cephalon Inc.*..........................................   1,900        120,294
Chiron Corp.*...........................................   3,300        146,850
Corporate Therapeutics Inc.*............................   3,200        112,600
Cytyc Corp.*............................................   2,500        156,406
Eli Lilly & Co. ........................................ 203,900     18,975,444
First Health Group Corp.*...............................   2,800        130,375
Forest Laboratories Inc.*...............................  81,200     10,789,450
Genetech Incorporated*..................................  74,400      6,063,600
Genzyme Corp.*..........................................  12,500      1,124,219
Gilead Sciences Inc.*...................................     700         58,056
Glaxo Wellcome PLC ADR.................................. 105,000      5,880,000
Guidant Corp.*.......................................... 115,300      6,218,994
Health Management Associates Inc.*......................  10,675        221,506
Human Genome Sciences Inc.*.............................  73,400      5,087,538
ICOS Corp.*.............................................   2,400        124,650
IDEC Pharmaceuticals Corp.*.............................   1,700        322,256
Imclone Systems Inc.*...................................   4,100        180,400
Immunex Corp.*..........................................  12,800        520,000
Incyte Pharmacuticals Inc.*.............................   3,400         84,575
Ivax Corp.*.............................................   7,300        279,590
Johnson & Johnson.......................................  27,284      2,866,525
King Pharmaceuticals Inc.*..............................   6,700        346,306
Mckesson Hboc Inc. .....................................   1,965         70,524
Medarex Inc.*...........................................   4,400        179,300
Medimmune Inc.*.........................................  55,600      2,651,425
Medtronic Inc. ......................................... 116,664      7,043,589
Merck & Co., Inc. ...................................... 176,400     16,515,450
Millennium Pharmaceuticals *............................ 103,500      6,404,063

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                        Shares       Value
                                                       --------- --------------

COMMON STOCK (Continued)

CONSUMER BASICS (Continued)

Drugs & Health Care (Continued)
Minimed Inc.*.........................................     2,200 $       92,462
Mylan Laboratories Inc. ..............................     2,100         52,894
Oxford Health Plans Inc.*.............................     5,300        209,350
Pacificare Health Systems *...........................    42,200        633,000
Pfizer Inc. .......................................... 1,661,675     76,437,050
Pharmacia Corporation.................................   294,700     17,976,700
Protein Design Inc.*..................................     2,500        217,188
Quest Diagnostics Inc.*...............................     1,000        142,000
Quintiles Transnational Corp.*........................   177,400      3,714,313
Schering-Plough Corp. ................................   336,000     19,068,000
Sepracor Inc.*........................................     2,900        232,363
St. Jude Medical Inc.*................................       802         49,273
Stryker Corp. ........................................     7,600        384,484
Sybron Dental Specialties Incorporated *..............     1,400         23,625
Techne Corp.*.........................................     2,800        100,975
Unitedhealth Group Incorporated *.....................    36,000      2,209,500
Universal Health Services Inc.*.......................       400         44,700
Vertex Pharmaceuticals Inc.*..........................     3,300        235,950
Watson Pharmaceuticals Inc.*..........................     3,600        184,275
                                                                 --------------
                                                                    288,075,088
                                                                 --------------

Food & Beverages--3.4%
Campbell Soup Co. ....................................   169,600      5,872,400
Coca Cola Co. ........................................   343,800     20,950,313
Coca Cola Enterprises Inc. ...........................     5,400        102,600
ConAgra Inc. .........................................    95,000      2,470,000
General Mills Inc. ...................................    91,100      4,059,644
H.J. Heinz Co. .......................................    35,000      1,660,313
Kellogg Co. ..........................................   272,300      7,147,875
Outback Steakhouse Inc.*..............................       600         15,525
PepsiCo Inc. .........................................    57,700      2,859,755
Quaker Oats Co. ......................................     3,300        321,338
Sara Lee Corp. .......................................    18,000        442,125
Sysco Corp. ..........................................    19,600        588,000
                                                                 --------------
                                                                     46,489,888
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

CONSUMER BASICS (Continued)

Household Products--1.8%
Colgate Palmolive Co. .................................. 113,800 $    7,345,790
Corning Inc. ........................................... 242,100     12,785,906
Gillette Co. ........................................... 130,100      4,699,863
                                                                 --------------
                                                                     24,831,559
                                                                 --------------

Retail Grocery--0.1%
Kroger Co.*.............................................  22,100        598,081
Safeway Inc.*...........................................  11,400        712,500
                                                                 --------------
                                                                      1,310,581
                                                                 --------------

Tobacco--0.2%
Philip Morris Cos., Inc. ...............................  62,800      2,763,200
UST Inc. ...............................................   3,300         92,606
                                                                 --------------
                                                                      2,855,806
                                                                 --------------
                                                                    363,562,922
                                                                 --------------

CONSUMER DURABLE GOODS--0.8%

Automobiles--0.1%
General Motors Corp.*...................................  27,600        634,800
Harley Davidson Inc. ...................................  16,800        667,800
                                                                 --------------
                                                                      1,302,600
                                                                 --------------

Auto Parts--0.0%
Danaher Corp. ..........................................   1,400         95,725
Gentex Corp.*...........................................   3,900         72,637
                                                                 --------------
                                                                        168,362
                                                                 --------------

Communication Services--0.0%
Macrovision Corp*.......................................   1,900        140,630
Pegasus Communications Corp*............................   1,200         30,900
                                                                 --------------
                                                                        171,530
                                                                 --------------

Electrical Equipment--0.2%
Sony Corp...............................................  36,000      2,511,000
                                                                 --------------

Household Appliances & Home Furnishings--0.1%
Konnklijke Philips Electronics NV* ADR .................  28,000      1,015,000
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

CONSUMER DURABLE GOODS (Continued)

Retail Trade--0.4%
CDW Computer Centers Inc.*..............................   2,400 $       66,900
Radioshack Corporation..................................  10,000        428,125
Target Corporation...................................... 158,600      5,114,850
                                                                 --------------
                                                                      5,609,875
                                                                 --------------
                                                                     10,778,367
                                                                 --------------

CONSUMER NON-DURABLES--6.9%

Apparel & Textiles--0.9%
Cintas Corp. ...........................................   7,250        385,609
Intimate Brands Inc. ...................................   4,200         63,000
Jones Apparel Group Inc.*...............................  11,600        373,375
Nike Inc. .............................................. 167,100      9,326,269
VF Corp. ...............................................  75,900      2,750,616
                                                                 --------------
                                                                     12,898,869
                                                                 --------------

Cosmetics & Toiletries--0.3%
Avon Products Inc. .....................................  63,000      3,016,125
Estee Lauder Cos., Inc. ................................   4,600        201,538
                                                                 --------------
                                                                      3,217,663
                                                                 --------------

Food & Beverages--0.0%
Pepsi Bottling Group Incorporated.......................   2,300         91,856
                                                                 --------------

Household Products--0.3%
Clorox Co. .............................................  94,200      3,344,100
                                                                 --------------

Liquor--1.0%
Anheuser Busch Cos., Inc. .............................. 303,900     13,827,450
                                                                 --------------

Retail Trade--4.3%
Amazon. Com Inc.*....................................... 293,800      4,572,263
Consolidated Stores Corp.*..............................   2,850         30,281
Costco Wholesale Corporation*...........................   3,200        127,800
CVS Corp. ..............................................  71,400      4,279,538
Dollar General Corp. ...................................  60,362      1,139,333
Dollar Tree Stores Inc.*................................   5,275        129,238
Family Dollar Stores Inc. ..............................   6,700        143,631
Gap Inc. ...............................................  79,037      2,015,444
Home Depot Inc. ........................................ 339,800     15,524,613
Kohls Corp.*............................................  16,100        982,100

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

CONSUMER NON-DURABLES (Continued)

Retail Trade (Continued)
Limited Inc. ...........................................   1,464 $       24,980
Lowes Cos., Inc. ....................................... 151,700      6,750,650
Office Depot Inc.*......................................   5,350         38,119
Staples Inc.*...........................................  17,050        201,403
TJX Cos., Inc. .........................................   9,000        249,750
Wal-Mart Stores Inc. ................................... 348,500     18,514,060
Walgreen Co. ........................................... 123,200      5,151,300
                                                                 --------------
                                                                     59,874,503
                                                                 --------------

Toys & Amusements--0.1%
Hasbro Inc. ............................................ 160,050      1,700,531
                                                                 --------------
                                                                     94,954,972
                                                                 --------------

CONSUMER SERVICES--0.4%

Air Travel--0.0%
Sealed Air Corp.*.......................................   4,272        130,296
USAir Group Inc.*.......................................     500         20,281
                                                                 --------------
                                                                        150,577
                                                                 --------------

Business Services--0.0%
Devry Inc.*.............................................   2,600         98,150
                                                                 --------------

Hotels & Restaurants--0.1%
Marriott International Inc. ............................     600         25,350
McDonald's Corp. .......................................  23,900        812,600
MGM Grand Inc. .........................................     400         11,275
Starbucks Corp.*........................................   9,500        420,375
Tricon Global Restaurants Inc.*.........................   2,780         91,740
                                                                 --------------
                                                                      1,361,340
                                                                 --------------

Leisure Time--0.2%
Carnival Cruise Lines Inc. .............................  96,900      2,985,731
Fox Entertainment Group Inc.*...........................   2,600         46,475
International Game Technology*..........................   2,913        139,824
International Speedway Corp.............................   1,000         38,000
Six Flags Incorporated*.................................   1,700         29,219
Walt Disney Company*....................................   2,720         11,730
                                                                 --------------
                                                                      3,250,979
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

CONSUMER SERVICES (Continued)

Publishing--0.0%
Harte-Hanks Communications Inc. ........................     600 $       14,213
Valassis Communications Inc.*...........................   3,200        101,000
                                                                 --------------
                                                                        115,213
                                                                 --------------

Retail Trade--0.1%
Bed Bath & Beyond Inc.*.................................  12,400        277,450
Williams Sonoma Inc.*...................................  51,000      1,020,000
                                                                 --------------
                                                                      1,297,450
                                                                 --------------
                                                                      6,273,709
                                                                 --------------

ENERGY--2.9%

Construction & Mining Equipment--0.0%
Global Industries Ltd.*.................................   2,400         32,850
Grant Pride Incorporated*...............................     855         18,757
Hanover Compressor Co.*.................................   1,700         75,756
Rowan Cos., Inc.*.......................................   1,100         29,700
                                                                 --------------
                                                                        157,063
                                                                 --------------

Domestic Oil--0.6%
Apache Corp. ...........................................   3,400        238,213
Eog Resources Incorporated..............................   4,400        240,625
Exxon Mobil Corp. ......................................  60,244      5,237,463
Murphy Oil Corp. .......................................     400         24,175
Newfield Exploration Co.*...............................   1,000         47,437
Texaco Inc. ............................................  37,200      2,311,050
                                                                 --------------
                                                                      8,098,963
                                                                 --------------

Electric Utilities--0.2%
Calpine Corp.*..........................................  61,600      2,775,850
                                                                 --------------

Gas Exploration--1.0%
Anadarko Petroleum Corp. ...............................   4,100        291,428
BJ Services Co.*........................................   4,200        289,275
Enron Corp. ............................................ 153,400     12,751,375
                                                                 --------------
                                                                     13,332,078
                                                                 --------------

Gas & Pipeline Utilities--0.0%
Cooper Cameron Corp.*...................................   1,700        112,305
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

ENERGY (Continued)

International Oil--0.3%
Shell Transport & Trading Plc ADR.......................  93,000 $    4,591,875
                                                                 --------------

Petroleum Services--0.8%
Baker Hughes Inc. ...................................... 123,800      5,145,437
Diamond Offshore Drilling Inc. .........................     800         32,000
Ensco International Inc. ...............................   3,700        126,031
Global Marine Inc.*.....................................   6,200        175,925
Halliburton Co. ........................................  12,200        442,250
Nabors Industries Inc.*.................................   6,600        390,390
Noble Drilling Corp.*...................................   6,200        269,313
Schlumberger Ltd. ADR...................................  51,750      4,136,766
Smith International Inc.*...............................   2,700        201,319
                                                                 --------------
                                                                     10,919,431
                                                                 --------------
                                                                     39,987,565
                                                                 --------------

FINANCE--7.2%

Banks--1.1%
Bank of America Corp. .................................. 137,959      6,328,869
Bank One Corp. ......................................... 181,400      6,643,775
Fifth Third Bancorp.....................................   3,400        203,150
MBNA Corp. .............................................  26,700        986,231
Providian Financial Corp.*..............................  16,300        937,250
Synovus Financial Corp. ................................   4,900        131,994
                                                                 --------------
                                                                     15,231,269
                                                                 --------------

Financial Services--3.3%
American Express Corp. .................................   7,500        412,031
Ameritrade Holding Corp.*...............................   3,600         25,200
Capital One Financial Corp. ............................  82,300      5,416,369
Citigroup Inc. ......................................... 282,486     14,424,441
Concord EFS Inc.*.......................................  12,750        560,203
E Trade Group Inc.*.....................................   8,700         64,163
Federated Investors Inc. ...............................   4,650        135,431
Hartford Financial Services Group.......................  30,900      2,182,313
Knight Trading Group Incorporated*......................   4,700         65,506
SEI Investments Corp. ..................................   1,800        201,600
Stilwell Financial Incorporated.........................   7,000        276,063
USA Education Incorporated.............................. 195,080     13,265,440

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                            Shares     Value
                                                            ------- -----------

COMMON STOCK (Continued)

FINANCE (Continued)

Financial Services (Continued)
Charles Schwab Corp. ...................................... 222,290 $ 6,307,479
T Rowe Price Group Incorporated*...........................   3,100     131,023
Waddell & Reed Financial Inc...............................   3,650     137,331
Wells Fargo & Company......................................  32,900   1,832,118
                                                                    -----------
                                                                     45,436,711
                                                                    -----------

Insurance--2.3%
AFLAC Inc. ................................................     900      64,968
Allstate Corp. ............................................  47,500   2,069,219
American International Group Inc. .........................  96,000   9,462,000
Berkshire Hathaway Inc.*...................................      42   2,982,000
Cincinnati Financial Corp. ................................  42,087   1,665,067
Equifax Inc. ..............................................   8,200     235,238
Jefferson-Pilot Corp. .....................................  15,000   1,121,250
Marsh & McLennan Cos., Inc. ...............................  19,000   2,223,000
PMI Group Inc. ............................................  29,200   1,976,475
XL Capital Limited......................................... 120,800  10,554,900
                                                                    -----------
                                                                     32,354,117
                                                                    -----------

Real Estate--0.0%
ANC Rental Corporation*....................................     775       2,713
                                                                    -----------

Savings And Loan--0.5%
Washington Mutual Inc. .................................... 116,516   6,182,630
                                                                    -----------
                                                                     99,207,440
                                                                    -----------

GENERAL BUSINESS--9.8%

Broadcasting--2.6%
AT&T Corp. Broadcasting*................................... 726,900   9,858,581
Cablevision Systems Corp.*.................................  49,500   4,204,406
Clear Channel Communications*.............................. 113,503   5,497,802
Comcast Corp.*............................................. 135,500   5,657,125
Cox Radio Inc.*............................................   1,700      38,356
Hispanic Broadcasting Corp.*...............................   4,600     117,300
Liberty Digital Incorporated*..............................     900       4,556
Macromedia Inc.*...........................................   3,100     188,325
Unitedglobalcom*...........................................     700       9,538

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

GENERAL BUSINESS (Continued)

Broadcasting (Continued)
Univision Communications Inc.*..........................   8,400 $      343,875
USA Networks Inc*.......................................  78,800      1,531,675
Viacom Inc. Class A*....................................  74,000      3,478,000
Viacom Inc. Class B*....................................  99,131      4,634,374
                                                                 --------------
                                                                     35,563,913
                                                                 --------------

Business Services--4.2%
Acxiom Corp.*...........................................   3,100        120,706
Affiliated Computer Services Inc.*......................   1,400         84,963
Akamai Technologies Incorporated*.......................   2,400         50,550
America Online Inc.*.................................... 436,412     15,187,138
Apollo Group Inc.*......................................   4,200        206,588
At Home Corp.*..........................................   5,700         31,528
Automatic Data Processing Inc. .........................  25,700      1,627,131
Autonation Incorporated Delaware*....................... 191,300      1,147,800
BEA Systems Inc.*....................................... 103,000      6,933,188
Bisys Group Inc.*.......................................   3,200        166,800
Catalina Marketing Corp.*...............................   2,700        105,131
CMG Information Services Inc.*..........................  12,000         67,125
Cnet Networks Incorporated*.............................   2,300         36,800
Comdisco Inc. ..........................................     800          9,150
Convergys Corp.*........................................     600         27,188
Critical Path Incorporated*.............................   1,400         43,050
CSG Systems International Inc.*.........................   3,300        154,894
Doubleclick Inc*........................................  87,500        962,500
Earthlink Incorporated*.................................   2,938         14,782
Ebay Incorporated*......................................   6,600        217,800
Ecolab Inc. ............................................  34,600      1,494,288
Exodus Communications Inc*..............................  23,200        464,000
Fiserv Inc.*............................................   5,300        251,419
Galileo International Inc. .............................  40,000        800,000
H&R Block Inc. .........................................   1,400         57,925
IMS Health Inc. ........................................  15,900        429,300
Infospace Common Incorporated*..........................  10,300         91,091
Inktomi Corporation*....................................   4,300         76,863
Interpublic Group of Cos., Inc..........................  50,300      2,140,894
Lamar Advertising Co.*..................................   2,200         84,906
Manpower Inc............................................     500         19,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

GENERAL BUSINESS (Continued)

Business Services (Continued)
Nokia Corp* ............................................ 461,708 $   20,084,298
Omnicom Group Inc.......................................   9,300        770,738
Paychex Inc.............................................  17,787        864,893
Priceline Common Incorporated*..........................   5,700          7,481
PSINET Inc.*............................................   9,900          7,116
Qlogic Corp.*...........................................   4,900        377,300
Real Networks Inc.*.....................................   3,500         30,406
Republic Services Incorporated*.........................     800         13,750
Robert Half International Inc.*.........................  11,000        291,500
Sabre Group Holdings Inc. ..............................     500         21,563
Sungard Data Systems Inc.*..............................   3,000        141,370
Time Warner Telecom Incorporated*.......................   3,100        196,656
Verisign Inc.*..........................................  27,812      2,063,303
Viad Corp. .............................................   2,900         66,700
Vignette Corporation*...................................  11,200        201,600
Yahoo Inc.*.............................................  13,944        419,192
                                                                 --------------
                                                                     58,662,364
                                                                 --------------

Communication Services--2.0%
Adelphia Communications Corp.*..........................  25,000      1,290,625
AT&T Corp.*.............................................  70,331      1,217,605
AT&T Corporation*.......................................   8,800        152,350
Broadcom Corp *.........................................  61,200      5,140,800
Cox Communications Inc.* ...............................   3,539        164,785
L 3 Communications Holding Corp.*.......................   1,000         77,000
Nextel Communications Inc.*............................. 180,100      4,457,475
Powertel Inc.*..........................................   1,100         68,131
Tycom Limited*..........................................  97,900      2,190,513
Vodafone Group PLC ADR.................................. 189,500      6,786,468
Worldcom Incorporated*.................................. 441,531      6,209,030
XO Communications Incorporated*.........................  12,600        224,438
                                                                 --------------
                                                                     27,979,220
                                                                 --------------

Newspapers--0.0%
Dow Jones & Co., Inc. ..................................   1,300         73,614
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

GENERAL BUSINESS (Continued)

Office Furnishings & Supplies--0.0%
Avery Dennison Corp. ...................................     300 $       16,463
Herman Miller Inc. .....................................   4,200        120,750
                                                                 --------------
                                                                        137,213
                                                                 --------------

Publishing--1.0%
Reader's Digest Association Inc. .......................   4,300        168,236
Time Warner Inc. ....................................... 259,900     13,577,176
                                                                 --------------
                                                                     13,745,412
                                                                 --------------
                                                                    136,161,736
                                                                 --------------

MISCELLANEOUS--2.3%

Conglomerates--0.5%
Agilent Technologies Incorporated*...................... 110,991      6,076,757
Cendant Corp.*..........................................   9,776         94,094
Honeywell International Inc. ...........................   5,500        260,219
                                                                 --------------
                                                                      6,431,070
                                                                 --------------

Construction Materials--0.0%
Fastenal Co. ...........................................   1,500         82,313
                                                                 --------------

Mining--0.1%
Newmont Mining Corp. ...................................  47,900        817,294
                                                                 --------------

Miscellaneous--1.3%
Beckman Coulter Inc ....................................   1,600         67,100
BJ's Wholesale Club Inc.*...............................     700         26,860
Dynegy Incorporated.....................................   9,700        543,806
Firstar Corp. (Wisconsin)...............................   4,200         97,650
Freemarkets Incorporated*...............................     400          7,600
Hearst Argyle Television Inc*...........................     600         12,263
Infinity Broadcasting Corp.*............................  62,375      1,742,602
JDS Uniphase Corporation*...............................  53,700      2,238,619
Panamsat Corp.*.........................................   1,000         34,688
Primedia Inc*...........................................   3,600         42,975
Qwest Communications International Inc.*................ 261,020     10,701,820
R & B Falcon Corp*......................................   4,600        105,513
TMP Worldwide Inc.*.....................................  21,200      1,166,000
Weatherford International Inc*..........................  39,355      1,859,524
                                                                 --------------
                                                                     18,647,020
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

MISCELLANEOUS (Continued)

Non-Ferrous Metals--0.2%
Alcoa Inc. .............................................  75,000 $    2,512,500
                                                                 --------------

Retail Trade--0.2%
Best Buy Co., Inc.*.....................................  92,900      2,746,356
Circuit City Stores Inc. ...............................   7,600         87,400
Tiffany & Co. ..........................................   6,000        189,750
                                                                 --------------
                                                                      3,023,506
                                                                 --------------
                                                                     31,513,703
                                                                 --------------

TECHNOLOGY--29.6%

Aerospace--1.0%
Boeing Co. .............................................   2,500        165,000
Computer Sciences Corp.*................................   6,000        360,750
General Dynamics Corp. .................................  60,000      4,680,000
Lockheed Martin Corp. ..................................  72,100      2,447,795
United Technologies Corp. ..............................  77,600      6,101,300
                                                                 --------------
                                                                     13,754,845
                                                                 --------------

Communication Services--2.2%
Andrew Corp.*...........................................   3,600         78,300
Applied Micro Circuits Corp.*........................... 101,700      7,632,267
Aspect Communications Inc.*.............................   3,000         24,141
Brocade Communications Systems Incorporated*............  43,000      3,947,938
Comverse Technology Inc.*...............................   9,000        977,625
Copper Medium Term Note Networks Incorporated*..........   2,700         15,947
Echostar Communications Corp.*..........................  51,900      1,180,725
Extreme Networks Incorporated*..........................  35,200      1,377,200
Nortel Networks Corporation*............................ 158,400      5,078,700
Polycom Inc.*...........................................   3,000         96,563
Qualcomm Inc.*.......................................... 119,900      9,854,280
Redback Networks Incorporated*..........................   5,700        233,700
                                                                 --------------
                                                                     30,497,386
                                                                 --------------

Computers & Business Equipment--12.9%
3COM Corp.*.............................................  12,600        107,100
Adtran Inc.*............................................     500         10,625
Advanced Fibre Communications*..........................   3,500         63,219
Alpha Inds Inc.*........................................   1,600         59,200

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                        Shares       Value
                                                       --------- --------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Computers & Business Equipment (Continued)
Antec Corp.*..........................................       500 $        3,953
Apple Computer*.......................................     3,200         47,600
Avanex Corporation*...................................       300         17,869
Avaya Incorporated*...................................    13,041        134,485
Cabletron Systems Inc.*...............................     3,100         46,694
Cacheflow Incorporated*...............................       800         13,650
Cadence Design Systems Inc.*..........................    67,800      1,864,500
Ceridian Corp.*.......................................     3,400         67,788
Cisco Systems Inc.*................................... 1,319,890     50,485,793
Citrix Systems Inc.*..................................     9,000        202,500
Commscope Inc.*.......................................     1,700         28,156
Compaq Computer Corp. ................................   183,300      2,758,665
Corvis Corporation*...................................     2,400         57,150
Cypress Semiconductor Corp.*..........................     5,000         98,438
Dallas Semiconductor Corp. ...........................     1,400         35,875
Dell Computer Corp.*..................................   311,100      5,424,806
Digital Lightwave Inc.*...............................       900         28,519
Ditech Communications Corporation*....................     1,700         27,306
Dmc Stratex Networks Incorporated*....................     4,800         72,000
E Piphany Incorporated*...............................     3,600        194,175
Efficient Networks Incorporated*......................     1,600         22,800
Electronic Arts*......................................     6,400        272,800
Electronics for Imaging Inc.*.........................     2,700         37,631
EMC Corp.*............................................   522,600     34,752,900
Emulux Corp.*.........................................     4,000        319,750
Entrust Technologies Inc.*............................     2,400         31,200
Fairchild Semiconductor International*................     2,600         37,538
Finistar Corporation*.................................     4,900        142,100
Foundry Networks Incorporated*........................     3,700         55,500
Gateway Inc.*.........................................     9,900        178,101
Globespan Semiconductor Incorporated*.................     1,900         52,250
Harmonic Lightwaves Inc.*.............................     3,800         21,613
Hewlett Packard Co. ..................................   193,500      6,107,344
I2 Technologies Inc.*.................................    94,200      5,122,125
IBM Corp. ............................................   127,100     10,803,500
Inet Technologies Inc.*...............................       200          8,100
Ingram Micro Inc.*....................................     1,800         20,250
Integrated Device Technology*.........................     6,400        212,000

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Computers & Business Equipment (Continued)
International Rectifier Corp.*..........................   3,000 $       90,000
Internet Security Systems Incorporated*.................   1,300        101,960
Juniper Networks Incorporated*..........................  90,900     11,459,081
Lattice Semiconductor Corp.*............................   5,000         91,875
Mastec Inc.*............................................   1,100         22,000
Micrel Inc.*............................................   3,800        128,013
National Semiconductor Corp.*...........................   9,500        191,188
Palm Incorporated*...................................... 241,788      6,845,623
Pixar*..................................................     700         21,000
Portal Software Incorporated*...........................   5,200         40,788
Powerwave Technologies Inc.*............................   2,900        169,650
Rational Software Corp.*................................  10,100        393,269
Redeemable Hat Incorporated*............................   4,400         27,500
Sandisk Corp.*..........................................   2,700         74,925
Semtech Corp.*..........................................   4,400         97,075
Siebel Systems Inc.*....................................  84,500      5,714,313
Silicon Storage Technology Inc.*........................   5,100         60,244
Sonus Networks Incorporated*............................     700         17,675
Sun Microsystems Inc. .................................. 722,300     20,134,113
Symantec Corp.*.........................................   3,700        123,488
Symbol Technologies Inc. ...............................   7,250        261,000
Tech Data Corp.*........................................   1,100         29,752
Tekelec Inc.*...........................................   3,000         90,000
Terayon Communication Systems*..........................   2,700         10,969
Transwitch Corp.*.......................................   5,000        195,625
Triquint Semiconductor Inc.*............................   4,200        183,488
Turnstone Systems Incorporated*.........................     600          4,463
Unisys Corp.*...........................................  10,300        150,638
Veritas Software Co.*................................... 136,723     11,963,263
Virata Corporation*.....................................   1,600         17,400
Virginia Linux Systems Incorporated*....................     900          7,313
                                                                 --------------
                                                                    178,765,259
                                                                 --------------

Electronics--7.9%
Adaptec Inc.*...........................................   2,600         26,650
ADC Telecommunications Inc.*............................  42,000        761,250
Advanced Micro Devices Inc.*............................   9,600        132,600
Altera Corp.*...........................................  74,000      1,947,125

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Electronics (Continued)
Amkor Technology Inc.*..................................   5,300 $       82,233
Amphenol Corp.*.........................................   2,600        101,888
Analog Devices Inc.*....................................  19,800      1,013,513
Applied Materials Inc.*................................. 373,100     14,247,750
ASM Lithography Holdings NV* ADR........................ 117,600      2,653,350
Boston Scientific Corp.*................................  13,900        190,256
Ciena Corp.*............................................  61,600      5,005,000
Conexant Systems Incorporated*..........................  11,500        176,813
Credence Systems Corp.*.................................  33,900        779,700
Cree Research Inc.*.....................................   3,400        120,806
Electronic Data Systems Corp. ..........................  11,600        669,900
Intel Corp. ............................................ 838,396     25,204,280
Intersil Holding Corporation*...........................  43,100        988,606
KEMET Corp.*............................................   4,900         74,113
KLA Instruments Corp.*.................................. 126,900      4,274,944
Kopin Corp.*............................................   4,500         49,781
Lam Research Corp.*.....................................  45,000        652,500
Lexmark International Group Inc.*.......................   6,900        305,756
Linear Technology Corp. ................................  17,700        818,625
LSI Logic Corp.*........................................  17,000        290,530
Lucent Technologies Inc. ............................... 185,502      2,504,277
Maxim Integrated Products Inc.*.........................  58,400      2,792,250
Microchip Technology Inc.*..............................   6,525        143,142
Micron Technology Inc.*.................................  26,300        933,650
Molex Inc. .............................................   5,250        186,375
Motorola Inc. ..........................................  52,630      1,065,758
Network Appliance Inc.*................................. 103,300      6,630,569
Newport Corp............................................  10,900        856,842
Novellus Systems Inc.*..................................  64,600      2,321,563
PMC Sierra Inc.*........................................  60,700      4,772,538
Rambus Inc.*............................................   4,600        166,175
RF Micro Devices Inc*...................................  63,800      1,750,513
Sawtek Inc.*............................................   1,800         83,138
SCI Systems Inc.*.......................................   6,200        163,525
Scientific Atlanta Inc. ................................   8,700        283,294
SDL Inc.*...............................................  35,400      5,245,838
Tellabs Inc.*...........................................  18,900      1,067,850
Teradyne Inc.*.......................................... 130,800      4,872,300

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Electronics (Continued)
Texas Instruments Inc. ................................. 186,060 $    8,814,593
Vitesse Semiconductor Corp.*............................   9,800        542,063
Xilinx Inc.*............................................  87,500      4,035,938
                                                                 --------------
                                                                    109,800,160
                                                                 --------------

Software--5.6%
Adobe Systems Inc. .....................................  13,300        773,894
Aether Systems Incorporated*............................   1,300         50,863
Agile Software Corporation Delaware*....................   1,700         83,938
American Management Systems Inc.*.......................     900         17,831
Ariba Incorporated*.....................................  34,400      1,844,700
Art Technology Group Incorporated*......................   2,900         88,631
Autodesk Inc. ..........................................  78,600      2,117,288
BMC Software Inc.*......................................  13,100        183,400
Broadvision Inc.*.......................................  24,800        292,950
Check Point Software Tech Ltd.* ADR.....................  52,500      7,012,031
Commerce One Incorporated Delaware*.....................  10,400        263,250
Computer Associates International Inc. .................  25,081        489,080
Compuware Corp.*........................................  13,300         83,125
Digex Incorporated Delaware*............................   1,500         33,750
DST Systems Inc.*.......................................     600         40,200
Echelon Corp.*..........................................   1,500         24,094
Engage Technologies Incorporated*.......................   2,200          1,650
Genuity Incorporated*...................................  90,400        457,650
Homestore Common Incorporated*..........................   2,100         42,263
Infonet Services Corporation*...........................   1,400          7,000
Internap Network Services Corporation*..................   3,400         24,650
Intuit*.................................................   6,600        260,288
Jack Henry & Associates Inc. ...........................   1,200         74,550
Kana Communications Incorporated*.......................   4,800         55,200
Keane Inc.*.............................................   3,500         34,125
Level 3 Communications Inc.*............................  11,200        367,500
Liberate Technologies*..................................   2,600         35,425
Marchfirst Incorporated*................................   4,352          6,528
Mercury Interactive Corp.*..............................   4,500        406,125
Micromuse Inc*..........................................   4,200        253,509
Microsoft Corp.*........................................ 616,400     26,736,350
National Instruments Corp.*.............................     700         33,994

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Software (Continued)
Navisite Incorporated*..................................     200 $          469
Networks Associates Inc.*...............................   4,850         20,309
Novell Inc.*............................................   6,800         35,481
Nvidia Corporation*.....................................   2,800         91,744
Openwave Systems Incorporated*..........................   3,737        179,142
Oracle Corp.*........................................... 798,300     23,200,594
Parametric Technology Corp.*............................  10,400        139,750
PeopleSoft Inc.*........................................  98,900      3,677,844
Peregrine Systems Inc*..................................   8,400        165,900
Proxicom Incorporated*..................................   1,300          5,363
Quest Software Incorporated*............................     600         16,838
RSA Security Incorporated*..............................   1,100         58,163
Safeguard Scientifics Inc.*.............................     100            663
Sapient Corp.*..........................................   3,800         45,363
Scient Corporation*.....................................   2,400          7,800
Solectron Corp.*........................................ 157,700      5,346,030
Sycamore Networks Incorporated*.........................   5,100        189,975
Synopsys Inc.*..........................................   2,500        118,594
Tibco Software Incorporated*............................   7,000        335,563
Titan Corporation*......................................   3,400         55,250
Usinternetworking Incorporated*.........................   2,000         10,000
Verticalnet Incorporated*...............................   4,800         31,950
Vitria Technology Incorporated*.........................   3,500         27,125
WebMD Corporation*......................................   6,300         50,006
Webmethods Incorporated*................................  12,100      1,076,144
Wind River Systems Inc.*................................   2,800         95,550
                                                                 --------------
                                                                     77,177,442
                                                                 --------------
                                                                    409,995,092
                                                                 --------------

TRANSPORTATION--0.3%

Air Travel--0.0%
Northwest Airlines Inc.*................................   2,300         69,288
                                                                 --------------

Miscellaneous--0.0%
Expeditores International of Washington Inc. ...........   2,800        150,325
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                         Shares      Value
                                                         ------- --------------

COMMON STOCK (Continued)

TRANSPORTATION (Continued)

Railroads & Equipment--0.3%
Canadian National Railway Co. ..........................  64,900 $    1,926,719
Union Pacific Corp. ....................................  42,000      2,131,500
                                                                 --------------
                                                                      4,058,219
                                                                 --------------

Trucking & Freight Forwarding--0.0%
Kansas City Southern Industries Incorporated*...........   1,800         18,224
                                                                 --------------
                                                                      4,296,056
                                                                 --------------

UTILITIES--1.6%

Electric Utilities--0.4%
Cinergy Corp. ..........................................  77,200      2,711,650
Niagara Mohawk Holdings Inc.*...........................  66,000      1,101,375
Northeast Utilities.....................................  63,000      1,527,750
Southern Energy Incorporated*...........................   9,600        271,800
                                                                 --------------
                                                                      5,612,575
                                                                 --------------

Gas & Pipeline Utilities--0.4%
Williams Cos., Inc. .................................... 146,800      5,862,825
                                                                 --------------

Telephone--0.8%
Allegiance Telecom Incorporated *.......................   6,700        149,180
Alltel Corp. ...........................................   2,600        162,336
American Tower Corp.*...................................   3,500        132,563
Global Telesystems Group Inc *..........................  15,300         12,431
McLeod Inc.*............................................  22,800        322,050
Metromedia Fiber Network Inc *.......................... 110,600      1,119,825
SBC Communications Inc. ................................  76,500      3,652,875
Sprint Corp.*........................................... 162,100      3,312,919
Triton Pcs Holdings Incorporated *......................   1,600         54,300
US Cellular Corp.*......................................     500         30,125
Voicestream Wireless Corporation *......................  12,900      1,298,063
Western Wireless Corp. *................................   2,800        109,725
Winstar Communications Inc.*............................   6,000         70,125
                                                                 --------------
                                                                     10,426,517
                                                                 --------------
                                                                     21,901,917
                                                                 --------------
TOTAL COMMON STOCK (cost $1,116,666,742)................          1,348,144,721
                                                                 --------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                       Shares       Value
                                                     ---------- --------------

PREFERRED STOCK--0.1%

CONSUMER SERVICES--0.1%

Air Travel--0.1%

Sealed Air Corporation New Preferred Convertible
 Series A (cost $1,624,715).........................     32,565 $    1,050,221
                                                                --------------
TOTAL EQUITY INVESTMENT SECURITIES (cost
 $1,118,291,456)....................................             1,349,194,942
                                                                --------------

                                                     Principal
                                                       Amount
                                                     ----------


GOVERNMENT AND AGENCIES--0.0%

United States Treasury Bills 6.11% 1/18/2001 (cost
 $319,077)#......................................... $  320,000        319,077
                                                                --------------

                                                       Units
                                                     ----------


SHORT TERM INVESTMENTS--2.6%
State Street Bank Yield Enhanced Short Term
 Investment Fund** (cost $35,506,726)............... 35,506,726     35,506,726
                                                                --------------
TOTAL INVESTMENTS--100.1% (cost $1,154,117,259).....             1,385,020,745
Liabilities in excess of other assets--0.1%.........                  (671,203)
                                                                --------------
NET ASSETS--100.0%..................................            $1,384,349,542
                                                                ==============

- --------
*    Non-income producing security.
**   Collective investment fund advised by State Street Global Advisors.
#    Collateral for margin requirements on open futures contracts.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
Investment, at value:
  State Street Bank Russell 3000 Index Securities Lending Fund
   (cost $307,406,010 and units 29,680,787).......................  $284,312,257
Receivable from State Street Bank and Trust Company...............         5,612
Receivable for fund units sold....................................       745,202
                                                                    ------------
  Total assets....................................................   285,063,071
                                                                    ------------
                           LIABILITIES
State Street Bank and Trust Company--program fee payable..........        58,392
Trustee, management and administration fees payable...............        17,904
American Bar Retirement Association--program fee payable..........        10,436
Other accruals....................................................        10,941
                                                                    ------------
  Total liabilities...............................................        97,673
                                                                    ------------
Net assets (equivalent to $30.20 per unit based on 9,434,744 units outstanding).....................................................  $284,965,398
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                            Statement of Operations

                                                                  For the year
                                                                     ended
                                                                  December 31,
                                                                      2000
                                                                  ------------
Investment Income
  Dividends...................................................... $        --
                                                                  ------------
Expenses
  State Street Bank and Trust Company--program fee...............      662,600
  Trustee, management and administration fees....................      210,355
  American Bar Retirement Association--program fee...............      125,904
  Legal and audit fees...........................................       33,664
  Reports to unitholders.........................................       22,988
  Registration fees..............................................       21,272
  Other expenses.................................................       19,738
                                                                  ------------
    Total expenses...............................................    1,096,521
  State Street Bank and Trust Company Program fee reduction......       (5,612)
                                                                  ------------
    Net expenses.................................................    1,090,909
                                                                  ------------
Net investment loss..............................................   (1,090,909)
                                                                  ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain..............................................   51,554,089
  Change in net unrealized appreciation on investments...........  (77,895,539)
                                                                  ------------
    Net realized and unrealized loss on investments..............  (26,341,450)
                                                                  ------------
Net decrease in net assets resulting from operations............. $(27,432,359)
                                                                  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
From operations
  Net investment loss.............................. $   (923,563) $ (1,090,909)
  Net realized gain on investments.................   25,427,923    51,554,089
  Net change in unrealized appreciation on
   investments.....................................   28,128,612   (77,895,539)
                                                    ------------  ------------
    Net increase (decrease) in net assets resulting
     from operations...............................   52,632,972   (27,432,359)
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units sold.........................   47,200,325    46,126,145
  Cost of units redeemed...........................  (17,087,797)  (26,797,617)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   30,112,528    19,328,528
                                                    ------------  ------------
    Net increase (decrease) in net assets..........   82,745,500    (8,103,831)
Net assets
  Beginning of year................................  210,323,729   293,069,229
                                                    ------------  ------------
  End of year...................................... $293,069,229  $284,965,398
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    7,745,510     8,828,173
    Sold...........................................    1,648,495     1,419,809
    Redeemed.......................................     (565,832)     (813,238)
                                                    ------------  ------------
  Outstanding--end of year.........................    8,828,173     9,434,744
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                           For the period
                           April 30, 1994
                            (Commencement             For the year ended December 31,
                          of Operations) to ---------------------------------------------------------------
                          December 31, 1994  1995      1996       1997       1998       1999         2000
                          ----------------- -------   -------   --------   --------   --------     --------
Investment income*......       $   --       $   .02   $   .28   $    .08   $    .09   $    .00**   $    .00
Net expenses*...........          (.04)        (.08)     (.11)      (.12)      (.14)      (.11)        (.12)
                               -------      -------   -------   --------   --------   --------     --------
Net investment income
 (loss).................          (.04)        (.06)      .17       (.04)      (.05)      (.11)        (.12)
Net realized and
 unrealized gain (loss)
 on investments.........           .39         3.68      2.72       5.23       5.15       6.16        (2.88)
                               -------      -------   -------   --------   --------   --------     --------
Net increase (decrease)
 in unit value..........           .35         3.62      2.89       5.19       5.10       6.05        (3.00)
Net asset value at
 beginning of period....         10.00        10.35     13.97      16.86      22.05      27.15        33.20
                               -------      -------   -------   --------   --------   --------     --------
Net asset value at end
 of period..............       $ 10.35      $ 13.97   $ 16.86   $  22.05   $  27.15   $  33.20     $  30.20
                               =======      =======   =======   ========   ========   ========     ========
Ratio of net expenses to
 average net assets.....           .94 %+++     .68 %     .69 %      .62 %      .57 %      .37 %++      .37 %++
Ratio of net investment
 income (loss) to
 average net assets.....          (.94)%+++    (.52)%    1.15 %     (.22)%     (.20)%     (.37)%       (.37)%
Portfolio turnover***...            54 %+       132 %      17 %       11 %       94 %      112 %        217 %
Total return............          3.50 %+     34.98 %   20.68 %    30.78 %    23.13 %    22.28 %      (9.04)%
Net assets at end of
 period (in thousands)..       $11,662      $48,020   $82,881   $153,709   $210,324   $293,069     $284,965

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Zero amounts round to less than .005 per unit.
*** Reflects purchases and sales of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investments funds.
  + Not annualized.
 ++ After reduction of expenses paid to State Street Bank as described in Note
    3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .37% for the years ended December 31, 1999 and 2000.
+++ Ratios annualized.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                      Statement of Assets and Liabilities

                                                                   December 31,
                                                                       2000
                                                                   ------------
                              ASSETS
Investment, at value:
  PIMCO Total Return Fund (cost $141,321,077 and shares
   13,896,997).................................................... $144,389,798
Receivable for fund units sold....................................      729,124
Receivable from State Street Bank and Trust Company...............        2,532
                                                                   ------------
  Total assets....................................................  145,121,454
                                                                   ------------
                           LIABILITIES
Payable for investments purchased.................................      729,124
State Street Bank and Trust Company--program fee payable..........       29,394
Trustee, management and administration fees payable...............        9,008
American Bar Retirement Association--program fee payable..........        5,255
Other accruals....................................................        5,392
                                                                   ------------
  Total liabilities...............................................      778,173
                                                                   ------------
Net assets (equivalent to $14.29 per unit based on 10,100,741 units outstanding)............................................... $144,343,281
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                            Statement of Operations

                                                                      For the
                                                                    year ended
                                                                     December
                                                                     31, 2000
                                                                    -----------
Investment Income
  Dividends........................................................ $ 8,631,676
                                                                    -----------
    Total investment income........................................   8,631,676
                                                                    -----------
Expenses
  State Street Bank and Trust Company--program fee.................     299,038
  Trustee, management and administration fees......................      94,802
  American Bar Retirement Association--program fee.................      56,755
  Reports to unitholders...........................................       9,022
  Legal and audit fees.............................................      13,212
  Registration fees................................................      12,988
                                                                    -----------
    Total expenses.................................................     485,817
  State Street Bank and Trust Company Program fee reduction........      (2,532)
                                                                    -----------
    Net expenses...................................................     483,285
                                                                    -----------
Net investment income..............................................   8,148,391
                                                                    -----------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized loss................................................  (4,395,963)
  Change in net unrealized appreciation............................  11,201,314
                                                                    -----------
    Net realized and unrealized gain on investments................   6,805,351
                                                                    -----------
Net increase in net assets resulting from operations............... $14,953,742
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
From operations
  Net investment income............................ $  7,528,742  $  8,148,391
  Net realized loss on investments.................     (619,123)   (4,395,963)
  Net change in unrealized appreciation on
   investments.....................................   (8,791,561)   11,201,314
                                                    ------------  ------------
    Net increase (decrease) in net assets resulting
     from operations...............................   (1,881,942)   14,953,742
                                                    ------------  ------------
From unitholder transactions
  Proceeds from units issued.......................   32,395,279    56,618,640
  Cost of units redeemed...........................  (27,297,845)  (58,311,902)
                                                    ------------  ------------
    Net increase (decrease) in net assets resulting
     from unitholder transactions..................    5,097,434    (1,693,262)
                                                    ------------  ------------
    Net increase in net assets.....................    3,215,492    13,260,480
Net Assets
  Beginning of year................................  127,867,309   131,082,801
                                                    ------------  ------------
  End of year...................................... $131,082,801  $144,343,281
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    9,847,223    10,239,307
    Sold...........................................    2,518,207     4,447,566
    Redeemed.......................................   (2,126,123)   (4,586,132)
                                                    ------------  ------------
  Outstanding--end of year.........................   10,239,307    10,100,741
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                           For the period
                          September 5, 1995
                          (Commencement) of      For the year ended December 31,
                           Operations) to   -----------------------------------------------------
                          December 31, 1995  1996      1997       1998       1999          2000
                          ----------------- -------   -------   --------   --------      --------
Investment income*......       $   .34      $   .67   $   .97   $   1.12   $    .78      $    .86
Net expenses++*.........          (.02)        (.06)     (.07)      (.06)      (.05)         (.05)
                               -------      -------   -------   --------   --------      --------
Net investment income...           .32          .61       .90       1.06        .73           .81
Net realized and
 unrealized gain (loss)
 on investments.........           .26         (.30)      .12        .02       (.92)          .68
                               -------      -------   -------   --------   --------      --------
Net increase (decrease)
 in unit value..........           .58          .31      1.02       1.08       (.19)         1.49
Net asset value at
 beginning of period....         10.00        10.58     10.89      11.91      12.99         12.80
                               -------      -------   -------   --------   --------      --------
Net asset value at end
 of period..............       $ 10.58      $ 10.89   $ 11.91   $  12.99   $  12.80      $  14.29
                               =======      =======   =======   ========   ========      ========
Ratio of net expenses to
 average net assets.....           .69 %**      .58 %     .57 %      .52 %      .37 %+++      .36 %+++
Ratio of net investment
 income to average net
 assets.................          9.17 %**     5.82 %    7.93 %     8.50 %     5.71 %        6.07 %
Portfolio turnover***...             2 %+        22 %      14 %       17 %       22 %          54 %
Total return............          5.80 %+      2.93 %    9.37 %     9.07 %    (1.46)%       11.64 %
Net assets at end of
 period (in thousands)..       $36,457      $49,612   $82,734   $127,867   $131,083      $144,343

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Ratios annualized.
*** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather then the turnover of the underlying portfolios of such registered investment companies.
  + Not annualized.
 ++ The registered investment companies in which the Fund invests pay asset management and administration fees to their investment advisors. These fees are not included in per-unit net expenses or the ratio of net expenses to average net assets.
+++ After reduction of expenses paid to State Street Bank as described in Note
    3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .37% and .36% for the years ended December 31, 1999 and 2000, respectively.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
Investments, at value (cost $112,765,529).........................  $108,277,461
Cash..............................................................       532,421
Foreign currency, at value (cost $247,361)........................       250,589
Receivable for investments sold...................................     4,944,668
Receivable for open foreign currency contracts....................       619,320
Dividends receivable..............................................        38,823
Receivable from State Street Bank and Trust Company...............        31,524
                                                                    ------------
  Total assets....................................................   114,694,806
                                                                    ------------
                           LIABILITIES
Payable for fund units redeemed...................................     4,809,574
Payable for investments purchased.................................       485,566
Payable for open foreign currency contracts.......................       618,501
Investment advisory fee payable...................................       114,134
State Street Bank and Trust Company--program fee payable..........        22,319
Trustee, management and administration fees payable...............         6,837
American Bar Retirement Association--program fee payable..........         3,993
Other accruals....................................................         6,771
                                                                    ------------
  Total liabilities...............................................     6,067,695
                                                                    ------------
Net assets (equivalent to $22.97 per unit based on 4,729,562 units outstanding).....................................................  $108,627,111
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Statement of Operations

                                                                   For the
                                                                  year ended
                                                                 December 31,
                                                                     2000
                                                                 ------------
Investment Income
  Dividends (net of foreign tax expense of $19,340)............. $  4,720,176
  Interest......................................................      185,684
                                                                 ------------
    Total investment income.....................................    4,905,860
                                                                 ------------
Expenses
  State Street Bank and Trust Company--program fee..............      254,900
  Investment advisory fee.......................................      138,370
  Trustee, management and administration fees...................       80,914
  American Bar Retirement Association--program fee..............       48,432
  Reports to unitholders........................................        8,834
  Legal and audit fees..........................................       12,936
  Registration fees.............................................       15,446
                                                                 ------------
    Total expenses..............................................      559,832
                                                                 ------------
  Fee reductions:
   Administrative service credit................................      (80,083)
   State Street Bank and Trust Company Program fee reduction ...       (2,159)
                                                                 ------------
    Total fee reductions........................................      (82,242)
                                                                 ------------
    Net expenses................................................      477,590
                                                                 ------------
  Net investment income.........................................    4,428,270
                                                                 ------------
Net Realized and Unrealized Gain (Loss) on Investments and
 Foreign Currency
  Net realized loss on investments..............................   (9,159,875)
  Net realized gain on foreign currency.........................       40,996
                                                                 ------------
                                                                   (9,118,879)
                                                                 ------------
  Change in net unrealized appreciation on investments..........  (17,397,478)
  Changes in net unrealized appreciation on foreign currency....        3,228
                                                                 ------------
                                                                  (17,394,250)
                                                                 ------------
    Net realized and unrealized loss on investments.............  (26,513,129)
                                                                 ------------
Net decrease in net assets resulting from operations............ $(22,084,859)
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                       Statement of Changes in Net Assets

                                                      For the year ended
                                                         December 31,
                                                  ----------------------------
                                                      1999           2000
                                                  -------------  -------------
From operations
  Net investment income.......................... $   5,219,470  $   4,428,270
  Net realized gain (loss) on investments........    11,241,233     (9,118,879)
  Net change in unrealized appreciation on
   investments...................................    11,182,181    (17,394,250)
                                                  -------------  -------------
    Net increase (decrease) in net assets
     resulting from operations...................    27,642,884    (22,084,859)
                                                  -------------  -------------
From unitholder transactions
  Proceeds from units issued.....................   167,249,852    340,451,657
  Cost of units redeemed.........................  (158,274,690)  (315,932,713)
                                                  -------------  -------------
    Net increase in net assets resulting from
     unitholder transactions.....................     8,975,162     24,518,944
                                                  -------------  -------------
    Net increase in net assets...................    36,618,046      2,434,085
Net Assets
  Beginning of year..............................    69,574,980    106,193,026
                                                  -------------  -------------
  End of year.................................... $ 106,193,026  $ 108,627,111
                                                  =============  =============
Number of units
  Outstanding--beginning of year.................     3,302,529      3,756,167
    Sold.........................................     7,477,325     13,313,441
    Redeemed.....................................    (7,023,687)   (12,340,046)
                                                  -------------  -------------
  Outstanding--end of year.......................     3,756,167      4,729,562
                                                  =============  =============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                           For the period
                          September 5, 1995
                          (Commencement of       For the year ended December 31,
                           Operations) to   ----------------------------------------------------------
                          December 31, 1995  1996      1997         1998          1999          2000
                          ----------------- -------   -------      -------      --------      --------
Investment income*......       $   .49      $   .70   $  1.11      $   .80      $   1.52      $   1.10
Net expenses++*.........          (.03)        (.10)     (.09)        (.08)         (.06)         (.11)
                               -------      -------   -------      -------      --------      --------
Net investment income...           .46          .60      1.02          .72          1.46           .99
Net realized and
 unrealized gain (loss)
 on investments.........          (.09)        1.83      (.61)        2.14          5.74         (6.29)
                               -------      -------   -------      -------      --------      --------
Net increase (decrease)
 in unit value..........           .37         2.43       .41         2.86          7.20         (5.30)
Net asset value at
 beginning of period....         15.00        15.37     17.80        18.21         21.07         28.27
                               -------      -------   -------      -------      --------      --------
Net asset value at end
 of period..............       $ 15.37      $ 17.80   $ 18.21      $ 21.07      $  28.27      $  22.97
                               =======      =======   =======      =======      ========      ========
Ratio of net expenses to
 average net assets++...           .57 %**      .59 %     .47 %+++     .38 %+++      .27 %+++      .42 %+++
Ratio of net investment
 income to average net
 assets.................          9.20 %**     3.58 %    5.41 %       3.63 %        6.47 %        3.86 %
Portfolio turnover***...             4 %+        73 %     101 %        122 %         199 %         251 %
Total return............          2.47 %+     15.81 %    2.30 %      15.71 %       34.17 %      (18.75)%
Net assets at end of
 period (in thousands)..       $10,849      $33,268   $58,997      $69,575      $106,193      $108,627

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Ratios annualized.
*** Prior to January 1, 2000, reflects purchase and sale of the registered investment company in which the fund invested rather than the turnover of the underlying portfolio of the registered investment company.
  + Not annualized.
 ++ The registered investment company in which the Fund invests pays asset management and administration fees to its advisor. This fee is not included in per-unit net expenses or the ratio of net expenses to average net assets.
+++ After reduction of expenses paid to State Street Bank and an administrative service credit from T. Rowe Price International as described in Note 3 of the accompanying financial statements. Had State Street Bank and T. Rowe Price International not undertaken such action, the annualized ratio of net expenses to average net assets would have been .54%, .48%, .37% and .49% for the years ended December 31, 1997, 1998, 1999 and 2000, respectively.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK--46.7%

Australia--0.9%
Commonwealth Bank of Australia............................  26,000 $    447,030
Telstra Corp.............................................. 150,000      536,015
                                                                   ------------
                                                                        983,045
                                                                   ------------

Belgium--0.8%
Interbrew*................................................  27,000      941,103
                                                                   ------------

Brazil--0.5%
Companhin De Bebidas Das Amers............................  22,500      579,375
                                                                   ------------

Canada--0.7%
Alberta Energy Ltd........................................   7,000      335,000
Loblaw Cos., Ltd..........................................   4,500      151,470
Nortel Networks Corporation...............................   9,000      288,562
                                                                   ------------
                                                                        775,032
                                                                   ------------

Finland--2.3%
Nokia AB..................................................  46,000    2,051,715
Sonera Group PLC..........................................  26,000      471,190
                                                                   ------------
                                                                      2,522,905
                                                                   ------------

Denmark--0.7%
Novo Nordisk AS*..........................................   2,400      430,581
Novozymes AS*.............................................   1,200       24,022
Vestas Wind Systems*......................................   4,800      259,860
                                                                   ------------
                                                                        714,463
                                                                   ------------

France--4.6%
Association General de France.............................   4,100      284,892
AXA.......................................................   2,000      289,212
Lvmh Moet Hennessy........................................   4,200      278,038
Publicis Group SA*........................................  10,000      337,946
Rhone Poulenc SA .........................................  16,700    1,466,201
TFL Tv Francaise*.........................................   8,800      475,134
TOTAL SA .................................................   7,900    1,175,027
Vivendi Universal*........................................  11,350      747,101
                                                                   ------------
                                                                      5,053,551
                                                                   ------------

Germany--4.0%
Allianz AG................................................   2,600      973,142
Deutsche Bank AG..........................................   7,000      588,349

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares     Value
                                                           ------- ------------

COMMON STOCK (Continued)

Germany (Continued)
Epcos*....................................................   2,800 $    243,201
Ergo Versicherungs........................................   2,000      338,040
Munich Reinsurance........................................   4,400    1,574,387
VEBA AG...................................................  10,000      608,472
                                                                   ------------
                                                                      4,325,591
                                                                   ------------

Hong Kong--1.1%
Cheung Kong (Holdings) Ltd. ..............................  50,000      639,448
China Telecom.............................................  42,500      232,124
Sun Hung Kai Properties Ltd. .............................  31,000      309,018
                                                                   ------------
                                                                      1,180,590
                                                                   ------------

Italy--1.9%
Credito Italiano SA ...................................... 180,000      941,441
ENI SpA...................................................  94,000      600,209
Telecom Italia SpA .......................................  47,000      519,886
                                                                   ------------
                                                                      2,061,536
                                                                   ------------

Israel--0.4%
Check Point Software Tech Ltd. ADR*.......................   3,660      488,839
                                                                   ------------

Japan--7.0%
Fast Retailing Co. .......................................   1,500      293,649
Fujisawa Pharmaceutical Co., Ltd. ........................  13,000      429,846
Matsushita Communication Industrial.......................   3,000      376,575
Matsushita Electric Industrial Co., Ltd. .................  35,000      835,812
Mitsubishi Electric Corp. ................................  65,000      399,711
Murata Manufacturing Co. .................................   1,900      222,708
NEC Corp. ................................................  20,000      365,640
Nikko Securities Co., Ltd. ...............................  48,000      371,589
Nissan Motor Co., Ltd.*...................................  40,000      230,231
Nomura Securities.........................................  23,000      413,445
NTT Mobile Communications.................................      21      361,879
Ricoh Co. ................................................  14,000      258,398
Sanyo Electric Co. .......................................  24,400      202,764
Sony Corp. ...............................................  10,000      691,043
Sumitomo Bank.............................................  36,000      369,384
Sumitomo Trust Banking Co., Ltd. .........................  54,100      367,702
Takeda Chemical Industries Ltd. ..........................  13,000      768,719
Toyota Motor Corp. .......................................  20,000      638,558
                                                                   ------------
                                                                      7,597,653
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                            Shares    Value
                                                            ------ ------------

COMMON STOCK (Continued)

Mexico--0.2%
Fomento Economico Mexicano.................................  7,520 $    224,660
                                                                   ------------

Netherlands--1.9%
Fortis NV.................................................. 26,000      844,724
Philips Electronics NV*.................................... 14,600      534,940
Qiagen NV*.................................................  8,800      319,786
Ver Ned Uitgevers..........................................  7,870      386,863
                                                                   ------------
                                                                      2,086,313
                                                                   ------------

Portugal--0.4%
Portugal Telecom........................................... 45,292      414,234
                                                                   ------------

Singapore--0.4%
Singapore Press Holdings................................... 28,000      413,857
                                                                   ------------

Spain--0.5%
Telefonica SA*............................................. 30,000      495,792
                                                                   ------------

Sweden--0.5%
Ericsson Lm Tel*........................................... 44,000      501,112
                                                                   ------------

Switzerland--6.4%
Baer Holdings AG...........................................     31      169,640
Nestle SA..................................................    480    1,119,378
Novartis AG................................................    650    1,148,899
Roche Holding Ltd..........................................    110    1,120,427
Serono SA ADR.............................................. 11,000      263,313
Serono SA..................................................    250      240,607
Stmicroelectronics NV ADR.................................. 11,700      500,906
Swiss Reinsurance Co.......................................    470    1,126,504
Syngenta AG*...............................................    100        5,367
UBS AG.....................................................  4,200      685,360
Zurich Finance Svstems Group*..............................    900      542,477
                                                                   ------------
                                                                      6,922,878
                                                                   ------------

United Kingdom--11.5%
Argyll Group PLC...........................................  5,600       25,037
BP Amoco................................................... 65,000      524,850
British Aerospace.......................................... 48,000      274,178
Cambridge Antibody*........................................  2,160      122,734
Celltech Group PLC*........................................ 14,240      251,897

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                          Shares      Value
                                                         --------- ------------

COMMON STOCK (Continued)

United Kingdom (Continued)
Centrica................................................   220,000 $    852,845
Glaxosmithkline PLC*....................................    54,500    1,540,234
Granada Compass*........................................    60,000      653,596
HSBC Holdings...........................................    72,800    1,082,708
National Grid Co........................................    29,000      263,868
Prudential Corp., PLC...................................    20,840      335,615
Reckitt & Colman........................................    39,500      544,574
Royal Bank of Scotland Group PLC........................    38,000      898,915
Shell Transport & Trading Co., PLC......................   164,350    1,349,182
TBS Group...............................................    42,500      449,936
Tesco PLC...............................................   363,587    1,482,865
Vodafone Group PLC......................................   494,485    1,815,236
                                                                   ------------
                                                                     12,468,270
                                                                   ------------
TOTAL COMMON STOCK (cost $51,464,091)...................             50,750,799
                                                                   ------------

PREFERRED STOCK--0.4%

Germany--0.4%
Fresenius Medical (cost $436,380).......................     9,000      431,001
                                                                   ------------

REGISTERED INVESTMENT COMPANY--51.6%
T. Rowe Price International Stock Fund (cost
 $59,739,958)........................................... 3,854,722   55,970,561
                                                                   ------------
TOTAL EQUITY INVESTMENT SECURITIES (cost $111,640,429)..            107,152,361
                                                                   ------------

                                                           Units
                                                         ---------
SHORT TERM INVESTMENTS--1.0%
State Street Bank Yield Enhanced Short Term Investment
 Fund (cost $1,125,100)** .............................. 1,125,100    1,125,100
                                                                   ------------
TOTAL INVESTMENTS--(cost $112,765,529)--99.7%...........            108,277,461
Other assets less liabilities--0.3%.....................                349,650
                                                                   ------------
NET ASSETS--100%........................................           $108,627,111
                                                                   ============

- --------
*    Non-income producing security.
** Collective investment fund advised by State Street Global Advisors.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S bank representing the right to receive securities of the foreign issuer described.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                      Statement of Assets and Liabilities

                                                                   December 31,
                                                                       2000
                                                                   ------------
                              ASSETS
Investment, at value (cost $721,601,822).......................... $721,601,822
Receivable for fund units sold....................................    5,071,502
Receivable from State Street Bank and Trust Company...............       13,372
                                                                   ------------
  Total assets....................................................  726,686,696
                                                                   ------------
                           LIABILITIES
State Street Bank and Trust Company--program fee payable..........      149,192
Trustee, management and administration fees payable...............       45,737
American Bar Retirement Association--program fee payable..........       27,141
Other accruals....................................................       27,444
                                                                   ------------
  Total liabilities...............................................      249,514
                                                                   ------------
Net assets (equivalent to $1.00 per unit based on 726,437,182 units outstanding)............................................... $726,437,182
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Statement of Operations

                                                                     For the
                                                                   year ended
                                                                    December
                                                                    31, 2000
                                                                   -----------
Investment Income
  Interest........................................................ $45,615,424
                                                                   -----------
Expenses
  State Street Bank and Trust Company--program fee................   1,578,898
  Trustee, management and administration fees.....................     500,912
  American Bar Retirement Association--program fee................     299,851
  Reports to unitholders..........................................      54,418
  Legal and audit fees............................................      79,691
  Registration fees...............................................      97,730
                                                                   -----------
    Total expenses................................................   2,611,500
  State Street Bank and Trust Company Program fee reduction.......     (13,372)
                                                                   -----------
    Net expenses..................................................   2,598,128
                                                                   -----------
Net investment income and net increase in net assets resulting from operations.................................................. $43,017,296
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                   ----------------------------
                                                       1999           2000
                                                   -------------  -------------
From operations
  Net investment income and net increase in net
   assets resulting from operations..............  $  38,096,281  $  43,017,296
                                                   -------------  -------------
From unitholder transactions (at $1.00 per unit):
  Proceeds from units issued.....................    243,942,391    359,396,469
  Distributions of net investment income.........    (38,096,281)   (43,017,296)
  Units issued in connection with reinvestment of
   net investment income.........................     38,096,281     43,017,296
  Cost of units redeemed.........................   (252,514,047)  (385,492,367)
                                                   -------------  -------------
    Net decrease in net assets resulting from
     unitholder transactions.....................     (8,571,656)   (26,095,898)
                                                   -------------  -------------
    Net increase in net assets...................     29,524,625     16,921,398
Net Assets
  Beginning of year..............................    679,991,159    709,515,784
                                                   -------------  -------------
  End of year....................................  $ 709,515,784  $ 726,437,182
                                                   =============  =============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                       For the period
                      December 5, 1991
                      (Commencement of
                       Operations) to                          For the year ended December 31,
                        December 31,   -----------------------------------------------------------------------------------------
                            1991         1992      1993      1994      1995      1996      1997      1998      1999       2000
                      ---------------- --------  --------  --------  --------  --------  --------  --------  --------   --------
Investment income...      $   .004     $   .042  $   .035  $   .043  $   .061  $   .058  $   .060  $   .060  $   .060   $   .060
Net expenses........         (.000)       (.008)    (.008)    (.007)    (.007)    (.007)    (.007)    (.006)    (.004)     (.004)
                          --------     --------  --------  --------  --------  --------  --------  --------  --------   --------
Net investment
 income.............          .004         .034      .027      .036      .054      .051      .053      .054      .056       .056
Reinvestment of net
 investment income..         (.004)       (.034)    (.027)    (.036)    (.054)    (.051)    (.053)    (.054)    (.056)     (.056)
                          --------     --------  --------  --------  --------  --------  --------  --------  --------   --------
Net asset value at
 beginning and end
 of period..........      $   1.00     $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00  $   1.00   $   1.00
                          ========     ========  ========  ========  ========  ========  ========  ========  ========   ========
Ratio of net
 expenses to average
 net assets.........           --           .79%      .75%      .73%      .73%      .68%      .68%      .61%      .37%*      .37%*
Ratio of net
 investment income
 to average net
 assets.............           --          3.45%     2.77%     3.55%     5.32%     5.15%     5.38%     5.44%     5.50%      6.07%
Net assets at end of
 period (in
 thousands).........      $560,334     $589,882  $509,905  $491,979  $630,208  $634,763  $634,565  $679,991  $709,516   $726,437

- -------
* After reduction of expenses paid to State Street Bank as described in Note 3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .38% and .37% for the years ended December 31, 1999 and 2000, respectively.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2000

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Members/Pooled Stable Asset Fund Trust
 ("SAFT") (Units 721,601,822)*** (a).............................. $721,601,822
                                                                   ------------
TOTAL INVESTMENTS (cost $721,601,822) (99.3%).....................  721,601,822
ASSETS IN EXCESS OF OTHER LIABILITIES (.7%).......................    4,835,360
                                                                   ------------
NET ASSETS (100.0%)............................................... $726,437,182
                                                                   ============

- --------
(a) Stable Asset Return Fund holds 99.18% of SAFT which holds the following investments:

                                                  Effective annual Investments
                                                  percentage rate  at Contract
                                                    December 31,   Value (Note
                                                        2000            2)
                                                  ---------------- ------------
Investment Contracts (49.27%)

Continental Assurance Company
 2 Investment Contracts
 (Maturities ranging from May 31, 2001 to
  December 31, 2002).............................    6.65-6.81%    $  7,567,529

GE Capital Assurance
 1 Investment Contract
 (Maturities ranging from March 17, 2003 to
  December 15, 2004).............................         7.05       10,074,938

GE Life & Annuity Company
 6 Investment Contracts
 (Maturities ranging from January 31, 2001 to
  February 28, 2003).............................    5.64-7.10       36,467,838

Hartford Life Insurance Company
 1 Investment Contract
 (Maturities ranging from October 15, 2004 to
  December 15, 2004).............................          6.8       10,030,688

Jackson National Life Insurance Company
 1 Investment Contract
 (Maturities ranging from May 17, 2001 to
  December 15, 2004).............................         7.71       10,389,964

John Hancock Mutual Life Insurance Company
 4 Investment Contracts
 (Maturities ranging from January 31, 2001 to
  January 18, 2005)..............................    6.48-7.50       26,324,938

Metropolitan Life Insurance Company
 2 Investment Contracts
 (Maturities ranging from February 28, 2001 to
  March 14, 2003)................................    5.94-6.37       12,794,462

Monumental Life Insurance Company
 4 Investment Contracts
 (Maturities ranging from October 31, 2001 to
  January 15, 2004)..............................    6.95-7.65       28,062,469

New York Life Asset Management
 5 Investment Contracts
 (Maturities ranging from January 15, 2001 to
  September 2, 2003).............................    6.02-6.79       25,500,264

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2000

                                                  Effective annual Investments
                                                  percentage rate  at Contract
                                                    December 31,   Value (Note
                                                        2000            2)
                                                  ---------------- ------------
Investment Contracts (Continued)

Pacific Mutual Life Insurance Company
 1 Investment Contract, Indexed
 (Maturities ranging from July 31, 2001 to
  January 31, 2002)..............................         6.91%    $ 13,382,205

Principal Mutual Life Insurance Company
 11 Investment Contracts
 (Maturities ranging from January 15, 2001 to
  April 15, 2004)................................    5.73-8.08       72,084,410

Protective Life Insurance Company
 3 Investment Contracts
 (Maturities ranging from April 2, 2001 to August
 2, 2004)........................................    5.42-6.10       22,582,572

Sun Life of Canada
 1 Investment Contract
 (Maturities ranging from January 31, 2001 to
 April 30, 2001).................................         6.87        6,791,159

Transamerica Asset Management
 2 Investment Contracts
 (Maturities ranging from July 2, 2001 to
 September 30, 2002).............................    6.91-7.24       15,097,667

Travelers Insurance Company
 7 Investment Contracts
 (Maturities ranging from April 30, 2001 to
 December 15, 2004)..............................    5.78-7.55       61,323,820
                                                                   ------------
Total Investment Contracts (Cost $358,474,923)...                   358,474,923
                                                                   ------------

Synthetic Investment Contracts (18.34%)*

Bank of America
 1 Investment Contract
 (Maturities ranging from January 16, 2001 to
 September 15, 2003).............................    7.16-7.19        4,684,083
 Underlying Security:
  Ford Cr Auto Owner Trust, 6.79%, 9/15/03
   Principal $4,691,736
   Value of underlying security $4,746,676
   Value of investment contract ($62,593)

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2000

                                                 Effective annual Investments
                                                 percentage rate  at Contract
                                                   December 31,   Value (Note
                                                       2000            2)
                                                 ---------------- ------------
Synthetic Investment Contracts (Continued)

CDC Investment Management
 2 Investment Contracts
 (Maturities ranging from February 15, 2001 to
 September 15, 2003)............................    6.42-6.87%    $ 12,345,628
 Underlying Securities:
  Bank of New York Cash Reserve
   Units 382,030, Value $382,030
  Arcadia Automobile Receivables, 7.20%, 6/15/07
   Principal $7,249,688
   Value $7,437,672
  Residential Funding Mortgage Securities II
   Inc. 7.79%, 1/25/14
   Principal $2,800,000
   Value $2,892,431
  FHLMC REMIC, 7.00%, 2/25/18
   Principal $194,785
   Value $194,101
  FHLMC, 6.80%, 6/1/20
   Principal $842,180
   Value $835,072
  FNMA Pool, 8.183%, 6/1/27
   Principal $1,151,776
   Value $1,169,594
    Total value of underlying securities
     $12,910,900
    Value of investment contracts ($565,272)

Chase Manhattan Bank
 3 Investment Contracts
 (Maturities ranging from January 15, 2001 to
 April 15, 2010)................................    6.25-7.04       16,604,356
 Underlying Securities:
  Ford Cr Auto Owner Trust, 6.20%, 4/15/02
   Principal $3,766,760
   Value $3,776,177
  American Express Master Trust, 5.90%, 4/15/04
   Principal $3,500,000
   Value $3,518,585
  GMAC 2000-C3 A1, 6.65%, 4/15/10
   Principal $9,341,000
   Value $9,543,793
    Total value of underlying securities
     $16,838,555
    Value of investment contracts ($234,199)

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2000

                                                    Effective annual Investments
                                                    percentage rate  at Contract
                                                      December 31,   Value (Note
                                                          2000            2)
                                                    ---------------- ------------
Synthetic Investment Contracts (Continued)

Deutsche Bank AG
 2 Investment Contracts
 (Maturities ranging from January 15, 2001 to
 January 15, 2008).................................    5.96-7.20%    $  9,571,401
 Underlying Securities:
  Prudential Securities Secd Funding Corp., 6.07%,
   1/15/08
   Principal $4,072,761
   Value $4,070,847
  Citibank Credit Card Master Trust, 5.50%, 2/15/06
   Principal $5,595,000
   Value $5,528,559
    Total value of underlying securities $9,599,406
    Value of investment contracts ($28,005)

Monumental Life Insurance Company
 2 Investment Contracts
 (Maturities ranging from January 18, 2001 to
  September 6, 2004)                                   6.86-6.94       15,823,779
 Underlying Securities:
  Dailmer Chrysler Auto Trust, 6.82%, 9/6/04
   Principal $5,768,000
   Value $5,900,433
  Ford Cr. Auto Owner Trust, 6.74%, 6/15/04
   Principal $10,000,000
   Value $10,185,900
   Total value of underlying securities $16,086,333
   Value of investment contracts ($262,554)

Morgan Guaranty Trust Company
 3 Investment Contracts
 (Maturities ranging from January 15, 2001 to May
 15, 2004).........................................    6.48-7.20       11,984,778
 Underlying Securities:
  Advanta Credit Card Master Trust II, 6.24%,
   11/15/03
   Principal $2,937,000
   Value $2,939,237
  Ford Cr Auto Owner Trust, 6.40%, 10/15/02
   Principal $5,480,000
   Value $5,508,222
  Capital Auto Receivable Asset, 6.30%, 5/15/04
   Principal $3,500,000
   Value $3,515,855
    Total value of underlying securities
     $11,963,314
    Value of investment contracts $21,464

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2000

                                                 Effective annual Investments
                                                 percentage rate  at Contract
                                                   December 31,   Value (Note
                                                       2000            2)
                                                 ---------------- ------------
Synthetic Investment Contracts (Continued)

Rabobank Nederland NV
 2 Investment Contracts+
 (Maturities ranging from January 12, 2001 to
 September 12, 2008)............................      6.63-7.07%  $ 31,930,022
 Underlying Securities:
  State Street Bank Asset Backed Index Fund***
   Units 1,654,714, Value $22,338,638
  PNCMA 2000-C2 A1, 7.05%, 9/15/08
   Principal $9,927,135
   Value $10,338,119
    Total value of underlying securities
     $32,676,757
    Value of investment contracts ($746,735)

Union Bank of Switzerland
 4 Investment Contracts
 (Maturities ranging from January 15, 2001 to
 October 17, 2011)..............................      5.87-7.39     30,524,211
 Underlying Securities:
  Distributions Financial Services Rv Trust,
   5.84%, 10/17/11
   Principal $5,000,000
   Value $4,997,650
  Fleet Credit Card Master Trust, 6.90%, 4/16/07
   Principal $4,225,000
   Value $4,373,509
  Advanta Credit Card Master Trust, 6.00%,
   11/15/05
   Principal $11,350,000
   Value $11,431,493
  Ford Motor Cr Auto Owner Trust, 7.24%, 2/15/04
   Principal $10,000,000
   Value $10,237,500
    Total value of underlying securities
     $31,040,152
    Value of investment contracts ($515,941)
                                                                  ------------
Total Synthetic Investment Contracts (Cost
 $133,468,258)..................................                   133,468,258
                                                                  ------------

                                                                   Amortized
                                                       Cost          Value
                                                 ---------------- ------------
Short Term Investments (32.39%)
State Street Bank
 Yield Enhanced Short Term Investment Fund
 (Units 235,622,583)**..........................   $235,622,583    235,622,583
                                                                  ------------
Total Investments of SAFT (Cost $727,565,764)...                  $727,565,764
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2000
- --------
* Synthetic investment contracts represent individual assets placed in a trust with ownership by the fund. A third party issues a wrapper contract that guarantees owners can, and must execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
** Collective investment fund advised by State Street Global Advisors.
+ Represents evergreen contract with periodic resets of crediting rate with no stated book value maturity.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
Investments, at value (cost $172,251,642).........................  $187,796,355
Cash..............................................................           872
Dividends receivable..............................................       281,715
Receivable from State Street Bank and Trust Company...............         3,324
Other assets......................................................         8,522
                                                                    ------------
  Total assets....................................................   188,090,788
                                                                    ------------
                           LIABILITIES
Investment advisory fee payable...................................        72,724
Payable for fund units redeemed...................................       533,191
State Street Bank and Trust Company--program fee payable..........        37,446
Trustee, management and administration fees payable...............        11,473
American Bar Retirement Association--program fee payable..........         6,689
Other accruals....................................................         6,855
                                                                    ------------
  Total liabilities...............................................       668,378
                                                                    ------------
Net assets (equivalent to $26.51 per unit based on 7,069,321 units outstanding).....................................................  $187,422,410
                                                                    ============




   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       2000
                                                                   ------------
Investment Income
  Dividends (net of foreign tax expense of $1,488)................ $  3,404,807
  Interest........................................................      153,156
                                                                   ------------
    Total investment income.......................................    3,557,963
                                                                   ------------
Expenses
  Investment advisory fee.........................................      467,945
  State Street Bank and Trust Company--program fee................      392,482
  Trustee, management and administration fees.....................      124,521
  American Bar Retirement Association--program fee................       74,541
  Reports to unitholders..........................................       13,616
  Legal and audit fees............................................       19,939
  Registration fees...............................................       24,603
                                                                   ------------
    Total expenses................................................    1,117,647
  State Street Bank Trust Company Program fee reduction...........       (3,324)
                                                                   ------------
  Net expenses....................................................    1,114,323
                                                                   ------------
Net investment income.............................................    2,443,640
                                                                   ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain...............................................   17,182,644
  Change in net unrealized appreciation...........................  (12,215,261)
                                                                   ------------
    Net realized and unrealized gain on investments...............    4,967,383
                                                                   ------------
Net increase in net assets resulting from operations.............. $  7,411,023
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
From operations
  Net investment income............................ $  2,299,538  $  2,443,640
  Net realized gain on investments.................   16,728,059    17,182,644
  Net change in unrealized appreciation on
   investments.....................................   (6,031,974)  (12,215,261)
                                                    ------------  ------------
    Net increase in net assets resulting from
     operations....................................   12,995,623     7,411,023
                                                    ------------  ------------
From unitholder transactions
  Proceeds from sales of units.....................   35,605,431    68,457,333
  Cost of units redeemed...........................  (20,504,438)  (67,325,502)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   15,100,993     1,131,831
                                                    ------------  ------------
    Net increase in net assets.....................   28,096,616     8,542,854
Net assets
  Beginning of year................................  150,782,940   178,879,556
                                                    ------------  ------------
  End of year...................................... $178,879,556  $187,422,410
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    6,408,409     7,011,036
    Sold...........................................    1,436,999     2,760,541
    Redeemed.......................................     (834,372)   (2,702,256)
                                                    ------------  ------------
  Outstanding--end of year.........................    7,011,036     7,069,321
                                                    ============  ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                           For the period
                             September
                              5, 1995
                          (Commencement of
                           Operations) to        For the year ended December 31,
                            December 31,   ------------------------------------------------
                                1995        1996      1997      1998      1999       2000
                          ---------------- -------  --------  --------  --------   --------
Investment income*......      $   .13      $   .40  $    .47  $    .47  $    .51   $    .50
Net expenses*...........         (.04)        (.14)     (.17)     (.17)     (.17)      (.16)
                              -------      -------  --------  --------  --------   --------
Net investment income...          .09          .26       .30       .30       .34        .34
Net realized and
 unrealized gain on
 investments............          .84         2.54      4.08      3.12      1.64        .66
                              -------      -------  --------  --------  --------   --------
Net increase in unit
 value..................          .93         2.80      4.38      3.42      1.98       1.00
Net asset value at
 beginning of period....        12.00        12.93     15.73     20.11     23.53      25.51
                              -------      -------  --------  --------  --------   --------
Net asset value at end
 of period..............      $ 12.93      $ 15.73  $  20.11  $  23.53  $  25.51   $  26.51
                              =======      =======  ========  ========  ========   ========
Ratio of net expenses to
 average net assets.....         1.00%**       .99%      .90%      .80%      .68%+      .63%+
Ratio of net investment
 income to average net
 assets.................         2.12%**      1.85%     1.61%     1.39%     1.36%      1.39%
Portfolio turnover......            4%***       17%       13%       27%       27%        41%++
Total return............         7.75%***    21.66%    27.84%    17.01%     8.41%      3.92%
Net assets at end of
 period.................      $20,617      $48,131  $113,103  $150,783  $178,880   $187,422

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Ratios annualized.
*** Not annualized.
  + After reduction of expenses paid to State Street Bank as described in Note
    3 of the accompanying financial statements. Had State Street Bank not undertaken such action, the annualized ratio of net expenses to average net assets would have been .68% and .63% for the years ended December 31, 1999 and 2000, respectively.
++ With respect to the portion of the Fund's assets invested in a collective investment fund in 2000, reflects purchases and sales of units of the collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- -----------

COMMON STOCK--72.8%
BASIC INDUSTRIES--6.7%
Aluminum--0.5%
Alcan Aluminum Ltd. .....................................    25,700 $   878,619
                                                                    -----------
Chemicals--2.8%
Cabot Corp. .............................................    22,900     603,988
Dow Chemical Co. ........................................    33,900   1,241,587
E.I. Du Pont de Nemours & Co. ...........................     1,284      62,033
Eastman Chemical Co. ....................................    11,400     555,750
FMC Corp.*...............................................     5,200     372,775
Great Lakes Chemical Corp. ..............................     8,400     312,375
Millennium Chemicals Inc. ...............................    29,200     529,250
Praxair Inc. ............................................    12,800     568,000
Union Carbide Corp. .....................................    19,300   1,038,581
                                                                    -----------
                                                                      5,284,339
                                                                    -----------
Construction Materials--0.4%
Owens Corning Fiberglas Corp. ...........................     5,300       4,306
Sherwin-Williams Co. ....................................    25,200     663,075
                                                                    -----------
                                                                        667,381
                                                                    -----------
Containers & Glass--0.3%
Temple Inland Inc. ......................................    11,500     616,687
                                                                    -----------
Forest Products--0.5%
Georgia Pacific Corp. ...................................    24,877     774,297
Owens Illinois Inc.*.....................................    36,400     207,025
                                                                    -----------
                                                                        981,322
                                                                    -----------
Homebuilders--0.4%
Centex Corp. ............................................    19,300     724,956
                                                                    -----------
Paper--1.6%
Mead Corp. ..............................................    14,000     439,250
Smurfit Stone Container Corp.*...........................    42,400     633,350
Sonoco Products Co. .....................................    33,900     733,088
Westvaco Corp. ..........................................    29,000     846,437
Willamette Industries Inc. ..............................     8,500     398,969
                                                                    -----------
                                                                      3,051,094
                                                                    -----------
Steel--0.2%
Nucor Corp. .............................................     9,400     373,063
                                                                    -----------
                                                                     12,577,461
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                          Shares      Value
                                                         --------- ------------

COMMON STOCK (Continued)

CAPITAL GOODS--4.2%

Aerospace--0.1%
Raytheon Company Class B................................     5,100 $    158,419
                                                                   ------------

Electrical Equipment--3.6%
Arrow Electronics Inc.*.................................    30,200      864,475
Black & Decker Corp. ...................................    12,400      486,700
Cooper Industries Inc. .................................    21,900    1,006,031
General Electric Co. ...................................    93,300    4,472,569
                                                                   ------------
                                                                      6,829,775
                                                                   ------------

Industrial Machinery--0.5%
Briggs & Stratton Corp. ................................     9,100      403,812
Cummins Engine Co., Inc. ...............................    14,100      534,919
                                                                   ------------
                                                                        938,731
                                                                   ------------
                                                                      7,926,925
                                                                   ------------

CONSUMER BASICS--9.7%

Drugs & Health Care--5.0%
Abbott Laboratories.....................................    18,400      891,250
American Home Products Corp. ...........................     2,700      171,585
Bergen Brunswig Corp. ..................................    41,400      655,362
Bristol-Myers Squibb Co. ...............................    13,200      975,975
Eli Lilly & Co. ........................................       800       74,450
Health Net Incorporated*................................    48,850    1,279,260
Johnson & Johnson.......................................     7,700      808,981
Merck & Co., Inc. ......................................    20,000    1,872,500
Pacificare Health Systems *.............................     4,800       72,000
Pfizer Inc. ............................................    43,600    2,005,600
Schering-Plough Corp. ..................................    10,000      567,500
                                                                   ------------
                                                                      9,374,463
                                                                   ------------

Food & Beverages--3.0%
Archer Daniels Midland Co. .............................    71,932    1,078,980
Coca Cola Co. ..........................................    13,500      822,656
ConAgra Inc. ...........................................    58,400    1,518,400
H.J. Heinz Co. .........................................    22,100    1,048,369
Supervalu Inc. .........................................    38,500      534,187
Tyson Foods Inc. .......................................    48,200      614,550
                                                                   ------------
                                                                      5,617,142
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- ------------


COMMON STOCK (Continued)

CONSUMER BASICS (Continued)

Household Products--0.2%
Procter & Gamble Co. ....................................     3,900 $    305,906
                                                                    ------------

Tobacco--1.5%
Philip Morris Cos., Inc. ................................    56,700    2,494,800
RJ Reynolds Tobacco Holdings Incorporated................     6,766      329,843
                                                                    ------------
                                                                       2,824,643
                                                                    ------------
                                                                      18,122,154
                                                                    ------------

CONSUMER DURABLE GOODS--2.0%

Automobiles--0.2%
Ford Motor Company Delaware..............................     6,992      163,875
PACCAR Inc. .............................................     5,200      256,100
                                                                    ------------
                                                                         419,975
                                                                    ------------

Auto Parts--0.7%
Dana Corp. ..............................................    25,600      392,000
Genuine Parts Co. .......................................    33,100      866,806
Visteon Corporation......................................       523        6,015
                                                                    ------------
                                                                       1,264,821
                                                                    ------------

Household Appliances & Home Furnishings--0.6%
Leggett & Platt Inc. ....................................    32,600      617,362
Whirlpool Corp. .........................................    12,000      572,250
                                                                    ------------
                                                                       1,189,612
                                                                    ------------

Tires & Rubber--0.5%
Cooper Tire & Rubber Co. ................................    37,100      394,188
Goodyear Tire & Rubber Co. ..............................    19,100      439,109
                                                                    ------------
                                                                         833,297
                                                                    ------------
                                                                       3,707,705
                                                                    ------------

CONSUMER NON-DURABLES--4.9%

Apparel & Textiles--0.5%
Russell Corp. ...........................................    12,800      197,600
VF Corp. ................................................    17,900      648,696
                                                                    ------------
                                                                         846,296
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- -----------


COMMON STOCK (Continued)

CONSUMER NON-DURABLES (Continued)

Containers & Glass--0.1%
Crown Cork & Seal Co., Inc. .............................    27,100 $   201,556
                                                                    -----------

Household Products--0.8%
American Greetings Corp. ................................     9,000      84,937
Fortune Brands Inc. .....................................    24,800     744,000
Newell Rubbermaid Inc. ..................................    30,600     696,150
                                                                    -----------
                                                                      1,525,087
                                                                    -----------

Retail Trade--3.5%
Dillards Inc. ...........................................    30,700     362,644
Federated Department Stores Inc.*........................    25,200     882,000
Home Depot Inc. .........................................    11,250     513,984
May Department Stores Co. ...............................    32,650   1,069,288
Office Depot Inc.*.......................................    36,800     262,200
Sears Roebuck & Co. .....................................    23,700     823,575
TJX Cos., Inc. ..........................................    27,400     760,350
Wal-Mart Stores Inc. ....................................    37,000   1,965,625
                                                                    -----------
                                                                      6,639,666
                                                                    -----------
                                                                      9,212,605
                                                                    -----------

CONSUMER SERVICES--1.3%

Leisure Time--0.0%
Walt Disney Co. .........................................     1,500      43,406
                                                                    -----------

Paper--0.8%
International Paper Co...................................    37,384   1,525,735
                                                                    -----------

Retail Grocery--0.5%
Albertson's Inc. ........................................    33,800     895,700
                                                                    -----------
                                                                      2,464,841
                                                                    -----------

ENERGY--7.0%

Domestic Oil--3.3%
Amerada Hess Corp. ......................................    15,200   1,110,550
Exxon Mobil Corp. .......................................    29,542   2,568,308
Kerr McGee Corp. ........................................    13,000     870,187
Texaco Inc. .............................................    24,700   1,534,487
                                                                    -----------
                                                                      6,083,532
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- -----------


COMMON STOCK (Continued)

ENERGY (Continued)

International Oil--0.9%
Chevron Corp. ...........................................     3,000 $   253,313
Royal Dutch Petroleum Co. ADR............................    12,600     763,087
Sunoco Inc. .............................................    20,900     704,069
                                                                    -----------
                                                                      1,720,469
                                                                    -----------

Petroleum Services--0.7%
Conoco Incorporated......................................    32,700     936,038
Lyondell Petrochemical Co. ..............................    23,300     356,781
                                                                    -----------
                                                                      1,292,819
                                                                    -----------

Petroleum--2.1%
Ashland Inc. ............................................    21,000     753,690
Occidental Petroleum Corp. ..............................    48,300   1,171,275
Phillips Petroleum Co. ..................................    23,900   1,359,313
Tosco Corp. .............................................    20,300     688,931
                                                                    -----------
                                                                      3,973,209
                                                                    -----------
                                                                     13,070,029
                                                                    -----------

FINANCE--15.2%

Banks--6.9%
Bank of America Corp. ...................................    41,537   1,905,510
Bank One Corp. ..........................................    43,612   1,597,289
Charter One Financial Inc. ..............................    21,420     618,503
Chase Manhattan Corp. ...................................     3,150     143,128
First Union Corp. .......................................    37,200   1,034,625
Fleet Boston Corp. ......................................    35,097   1,318,331
Keycorp..................................................    53,200   1,489,600
National City Corp. .....................................    48,900   1,405,875
Regions Financial Corp. .................................    45,600   1,245,450
Summit Bancorp...........................................    36,800   1,405,300
Union Planters Corp. ....................................    22,500     804,375
                                                                    -----------
                                                                     12,967,986
                                                                    -----------

Financial Services--1.6%
Citigroup Inc. ..........................................    43,902   2,241,746
Countrywide Credit Industries Inc. ......................    16,100     809,025
                                                                    -----------
                                                                      3,050,771
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- -----------


COMMON STOCK (Continued)
FINANCE (Continued)

Insurance--5.8%
Aetna Incorporated*......................................     9,600 $   394,200
Allstate Corp. ..........................................    33,000   1,437,562
American General Corp. ..................................    14,600   1,189,900
American International Group Inc. .......................    13,371   1,317,879
Chubb Corp. .............................................     9,700     839,050
CIGNA Corp. .............................................    11,100   1,468,530
MBIA Inc. ...............................................    15,200   1,126,700
SAFECO Corp. ............................................    27,700     910,638
St. Paul Cos. Inc. ......................................    19,600   1,064,525
Torchmark Corp. .........................................    30,200   1,160,812
                                                                    -----------
                                                                     10,909,796
                                                                    -----------

Savings And Loan--0.9%
Washington Mutual Inc. ..................................    30,700   1,629,019
                                                                    -----------
                                                                     28,557,572
                                                                    -----------

GENERAL BUSINESS--1.2%

Business Services--0.5%
America Online Inc.*.....................................    14,500     504,600
National Service Industries Inc. ........................    14,400     369,900
                                                                    -----------
                                                                        874,500
                                                                    -----------

Communication Services--0.7%
AT&T Corp.*..............................................    16,200     280,462
Worldcom Incorporated*...................................    77,900   1,095,469
                                                                    -----------
                                                                      1,375,931
                                                                    -----------
                                                                      2,250,431
                                                                    -----------

MISCELLANEOUS--0.3%

Conglomerates--0.3%
Canadian Pacific Limited New.............................    17,900     511,269
                                                                    -----------

TECHNOLOGY--10.2%

Aerospace--1.9%
B.F. Goodrich Co. .......................................    22,500     818,437
Boeing Co. ..............................................    10,400     686,400
Litton Industries Inc.*..................................    11,600     912,775
Lockheed Martin Corp. ...................................    34,800   1,181,460
                                                                    -----------
                                                                      3,599,072
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- -----------


COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Communication Services--0.6%
Andrew Corp.*............................................    16,600 $   361,050
Nortel Networks Corporation*.............................    18,400     589,950
Qualcomm Inc.*...........................................     1,400     115,063
                                                                    -----------
                                                                      1,066,063
                                                                    -----------

Computers & Business Equipment--3.6%
Cisco Systems Inc.*......................................    63,900   2,444,175
Compaq Computer Corp. ...................................    25,900     389,795
EMC Corp.*...............................................    12,400     824,600
Hewlett Packard Co. .....................................    11,600     366,125
IBM Corp. ...............................................    12,400   1,054,000
Ingram Micro Inc.*.......................................    22,500     253,125
Quantum Corporation*.....................................    33,100     440,644
Sun Microsystems Inc.* ..................................    18,000     501,750
Tech Data Corp.*.........................................    17,800     481,434
                                                                    -----------
                                                                      6,755,648
                                                                    -----------

Electronics--2.4%
Adaptec Inc.*............................................    23,400     239,850
Applied Materials Inc.*..................................     5,900     225,306
Avnet Inc. ..............................................    24,200     520,300
Boston Scientific Corp.*.................................    57,200     782,925
Intel Corp. .............................................    74,000   2,224,625
Texas Instruments Inc. ..................................     6,800     322,150
Thomas & Betts Corp. ....................................    18,100     292,994
                                                                    -----------
                                                                      4,608,150
                                                                    -----------

Software--1.7%
Microsoft Corp.*.........................................    45,900   1,990,912
Oracle Corp.*............................................    40,400   1,174,125
                                                                    -----------
                                                                      3,165,037
                                                                    -----------
                                                                     19,193,970
                                                                    -----------

TRANSPORTATION--2.9%

Air Travel--0.5%
AMR Corp.*...............................................    24,900     975,769
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Shares      Value
                                                          --------- -----------


COMMON STOCK (Continued)
TRANSPORTATION (Continued)

Railroads & Equipment--2.2%
Burlington Northern Santa Fe Inc. .......................    38,300 $ 1,084,369
CSX Corp. ...............................................    39,300   1,019,344
Norfolk Southern Corp. ..................................    57,300     762,806
Union Pacific Corp. .....................................    26,100   1,324,575
                                                                    -----------
                                                                      4,191,094
                                                                    -----------

Trucking & Freight Forwarding--0.2%
Ryder Systems Inc. ......................................    16,300     270,987
                                                                    -----------
                                                                      5,437,850
                                                                    -----------

UTILITIES--6.9%

Electric Utilities--5.2%
Ameren Corp. ............................................    20,000     926,250
American Electric Power Co., Inc. .......................    34,960   1,625,640
Cinergy Corp. ...........................................    35,400   1,243,425
Consolidated Edison Inc. ................................    23,200     893,200
GPU Inc. ................................................    21,300     784,106
PG&E Corp. ..............................................    40,700     814,000
Puget Sound Power & Light Co. ...........................    10,200     283,688
TXU Corporation..........................................    33,200   1,471,175
Wisconsin Energy Corp. ..................................    24,000     541,500
Xcel Energy Incorporated*................................    40,455   1,175,723
                                                                    -----------
                                                                      9,758,707
                                                                    -----------

Gas & Pipeline Utilities--0.7%
Firstenergy Corp.........................................    39,000   1,230,938
                                                                    -----------

Telephone--1.0%
Bellsouth Corp. .........................................     7,000     286,563
SBC Communications Inc. .................................    22,000   1,050,500
Verizon Communications...................................    11,332     568,016
                                                                    -----------
                                                                      1,905,079
                                                                    -----------
                                                                     12,894,724
                                                                    -----------

FNMA--0.3%
Fnma.....................................................     6,200     537,850
                                                                    -----------
TOTAL COMMON STOCK (cost $123,941,907)...................           136,465,386
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                           Units      Value
                                                         --------- ------------


COLLECTIVE INVESTMENT FUND--25.3%
State Street Bank Value Index Securities Lending Fund**
 (cost $44,298,793)....................................  1,572,669 $ 47,320,027
                                                                   ------------
TOTAL EQUITY INVESTMENT SECURITIES (cost $168,240,700).             183,785,413
                                                                   ------------

SHORT TERM INVESTMENTS--2.1%
State Street Bank Yield Enhanced Short Term Investment
 Fund**
 (cost $4,010,942).....................................  4,010,942    4,010,942
                                                                   ------------

TOTAL INVESTMENTS--(cost $172,251,642)--100.2%.........             187,796,355
Liabilities in excess of other assets--(0.2%)..........                (373,945)
                                                                   ------------
NET ASSETS--100.0%.....................................            $187,422,410
                                                                   ============

- --------
*    Non-income producing security
**   Collective investment fund advised by State Street Global Advisors.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S bank representing the right to receive securities of the foreign issuer described.
   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                     December
                                                                     31, 2000
                                                                    -----------
                              ASSETS
State Street Bank collective investment funds, at value:
  Stable Asset Return Fund (cost of $9,077,312 and units of
   9,077,312)...................................................... $ 9,077,312
  Intermediate Bond Fund (cost of $9,627,531 and units of 741,343).  10,590,197
  Value Equity Fund (cost of $1,940,841 and units of 79,890).......   2,118,039
  Growth Equity Fund (cost of $2,208,987 and units of 37,629)......   2,118,039
  Index Equity Fund (cost of $4,148,770 and units of 140,250)......   4,236,080
  International Equity Fund (cost of $2,174,599 and units of
   92,218).........................................................   2,118,039
Receivable for investments sold....................................     165,952
Receivable for fund units sold.....................................      40,252
                                                                    -----------
    Total assets...................................................  30,463,910
                                                                    -----------
                            LIABILITIES
Payable for investments purchased..................................     206,204
                                                                    -----------
    Total liabilities..............................................     206,204
                                                                    -----------
Net assets (equivalent to $16.45 per unit based on 1,839,139 units outstanding)...................................................... $30,257,706
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                            Statement of Operations

                                                                       For the
                                                                      year ended
                                                                     December 31,
                                                                         2000
                                                                     ------------
Investment income...................................................  $      --
                                                                      ----------
Net Realized and Unrealized Gain on Investments
  Net realized gain on investments..................................   1,419,483
  Change in net unrealized appreciation.............................    (740,248)
                                                                      ----------
    Net realized and unrealized gain on investments.................     679,235
                                                                      ----------
Net increase in net assets resulting from operations................  $  679,235
                                                                      ==========



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                        For the year ended
                                                           December 31,
                                                     --------------------------
                                                         1999          2000
                                                     ------------  ------------
From operations
  Net investment income............................. $        --   $        --
  Net realized gain on investments..................    1,794,349     1,419,483
  Net change in unrealized appreciation on
   investments......................................      415,791      (740,248)
                                                     ------------  ------------
    Net increase in net assets resulting from
     operations.....................................    2,210,140       679,235
                                                     ------------  ------------
From unitholder transactions
  Proceeds from sales of units......................    9,403,463     8,705,954
  Cost of units redeemed............................   (8,525,212)   (4,947,141)
                                                     ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions........................      878,251     3,758,813
                                                     ------------  ------------
  Net increase in net assets........................    3,088,391     4,438,048
  Net assets beginning of year......................   22,731,267    25,819,658
                                                     ------------  ------------
  Net assets end of year............................ $ 25,819,658  $ 30,257,706
                                                     ============  ============
Number of units
Outstanding--beginning of year......................    1,547,249     1,608,068
  Sold..............................................      619,819       535,233
  Redeemed..........................................     (559,000)     (304,162)
                                                     ------------  ------------
Outstanding--end of year............................    1,608,068     1,839,139
                                                     ============  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                          For the period
                         September 5, 1995
                         (Commencement of      For the year ended December 31,
                          Operations) to   ----------------------------------------------
                         December 31, 1995  1996      1997      1998      1999     2000
                         ----------------- -------   -------   -------   -------  -------
Investment income*......        $.001         $--       $--       $--       $--      $--
Expenses*...............        (.003)        (.01)     (.01)     (.01)      --       --
                              -------      -------   -------   -------   -------  -------
Net investment loss.....        (.002)        (.01)     (.01)     (.01)      --       --
Net realized and
 unrealized gain on
 investments............         .472         1.00      1.52      1.73      1.37      .39
                              -------      -------   -------   -------   -------  -------
Net increase in unit
 value..................          .47          .99      1.51      1.72      1.37      .39
Net asset value at
 beginning of period....        10.00        10.47     11.46     12.97     14.69    16.06
                              -------      -------   -------   -------   -------  -------
Net asset value at end
 of period..............      $ 10.47      $ 11.46   $ 12.97   $ 14.69   $ 16.06  $ 16.45
                              =======      =======   =======   =======   =======  =======
Ratio of expenses to
 average net assets.....          .09 %**      .10 %     .09 %     .08 %     --       --
Ratio of net investment
 loss to average net
 assets.................         (.06)%**     (.10)%    (.09)%    (.08)%     --       --
Portfolio turnover***...            3 %+        34 %      33 %      57 %      46%      30%
Total return............         4.70 %+      9.46 %   13.18 %   13.26 %    9.33%    2.43%
Net assets at end of
 period (in thousands)..      $ 5,372      $11,201   $17,228   $22,731   $25,820  $30,258

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Ratios annualized.
*** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
  + Not annualized.


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
State Street Bank collective investment funds, at value:
  Stable Asset Return Fund (cost of $12,038,731 and units of
   12,038,731)....................................................  $ 12,038,731
  Intermediate Bond Fund (cost of $32,615,477 and units of
   2,528,233).....................................................    36,116,195
  Value Equity Fund (cost of $11,866,959 and units of 499,493)....    13,242,605
  Growth Equity Fund (cost of $12,782,779 and units of 235,265)...    13,242,605
  Index Equity Fund (cost of $25,437,398 and units of 916,741)....    27,689,082
  International Equity Fund (cost of $17,911,616 and units of
   786,239).......................................................    18,058,097
Receivable for investments sold...................................       682,554
Receivable for fund units sold....................................       740,045
                                                                    ------------
    Total assets..................................................   121,809,914
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................     1,422,599
                                                                    ------------
    Total liabilities.............................................     1,422,599
                                                                    ------------
Net assets (equivalent to $18.31 per unit based on 6,575,412 units outstanding).....................................................  $120,387,315
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       2000
                                                                   ------------
Investment income................................................. $        --
                                                                   ------------
Net investment income.............................................          --
                                                                   ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments................................    9,193,982
  Change in net unrealized appreciation...........................  (11,955,989)
                                                                   ------------
    Net realized and unrealized loss on investments...............   (2,762,007)
                                                                   ------------
Net decrease in net assets resulting from operations.............. $ (2,762,007)
                                                                   ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
From operations
  Net investment income............................ $        --   $        --
  Net realized gain on investments.................    7,539,339     9,193,982
  Net change in unrealized appreciation on
   investments.....................................    6,436,261   (11,955,989)
                                                    ------------  ------------
    Net increase (decrease) in net assets resulting
     from operations...............................   13,975,600    (2,762,007)
                                                    ------------  ------------
From unitholder transactions
  Proceeds from sales of units.....................   26,200,162    27,855,875
  Cost of units redeemed...........................  (12,178,788)  (17,049,846)
                                                    ------------  ------------
    Net increase in net assets resulting from
     unitholder transactions.......................   14,021,374    10,806,029
                                                    ------------  ------------
  Net increase in net assets.......................   27,996,974     8,044,022
  Net assets at beginning of year..................   84,346,319   112,343,293
                                                    ------------  ------------
  Net assets at end of year........................ $112,343,293  $120,387,315
                                                    ============  ============
Number of units
  Outstanding--beginning of year...................    5,159,072     5,999,864
    Sold...........................................    1,546,965     1,484,217
    Redeemed.......................................     (706,173)     (908,669)
                                                    ------------  ------------
  Outstanding--end of year.........................    5,999,864     6,575,412
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                          For the period
                         September 5, 1995
                           (Commencement        For the year ended December 31,
                         of Operations) to ------------------------------------------------
                         December 31, 1995  1996      1997      1998       1999      2000
                         ----------------- -------   -------   -------   --------  --------
Investment income*......      $  .001      $   --    $   --    $   --    $    --   $    --
Expenses*...............        (.003)        (.01)     (.01)     (.01)       --        --
                              -------      -------   -------   -------   --------  --------
Net investment loss.....        (.002)        (.01)     (.01)     (.01)       --        --
Net realized and
 unrealized gain (loss)
 on investments.........         .542         1.40      2.01      2.43       2.37      (.41)
                              -------      -------   -------   -------   --------  --------
Net increase (decrease)
 in unit value..........          .54         1.39      2.00      2.42       2.37      (.41)
Net asset value at
 beginning of period....        10.00        10.54     11.93     13.93      16.35     18.72
                              -------      -------   -------   -------   --------  --------
Net asset value at end
 of period..............      $ 10.54      $ 11.93   $ 13.93   $ 16.35   $  18.72  $  18.31
                              =======      =======   =======   =======   ========  ========
Ratio of expenses to
 average net assets.....          .09 %**      .10 %     .09 %     .08 %      --        --
Ratio of net investment
 loss to average net
 assets.................         (.06)%**     (.10)%    (.09)%    (.08)%      --        --
Portfolio turnover***...            4 %+        27 %      18 %      31 %       24%       29 %
Total return............         5.40 %+     13.19 %   16.76 %   17.37 %    14.50%    (2.19)%
Net assets at end of
 period (in thousands)..      $12,379      $32,617   $66,095   $84,346   $112,343  $120,387

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Ratios annualized.
*** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
  + Not annualized.

   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                    December 31,
                                                                        2000
                                                                    ------------
                              ASSETS
State Street Bank collective investment funds, at value:
  Intermediate Bond Fund (cost of $14,317,217 and units of
   1,100,141).....................................................  $ 15,715,680
  Value Equity Fund (cost of $14,256,546 and units of 593,044)....    15,722,838
  Growth Equity Fund (cost of $14,449,292 and units of 279,201)...    15,715,680
  Index Equity Fund (cost of $27,516,496 and units of 1,040,642)..    31,431,360
  International Equity Fund (cost of $20,745,012 and units of
   912,335).......................................................    20,954,240
  Aggressive Equity Fund (cost of 5,116,457 and units of 71,642)..     5,238,560
Receivable for investments sold...................................       720,669
Receivable for fund units sold....................................       244,430
                                                                    ------------
    Total assets..................................................   105,743,457
                                                                    ------------
                           LIABILITIES
Payable for investments purchased.................................       965,099
                                                                    ------------
    Total liabilities.............................................       965,099
                                                                    ------------
Net assets (equivalent to $20.38 per unit based on 5,142,118 units outstanding).....................................................  $104,778,358
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                            Statement of Operations

                                                                     For the
                                                                    year ended
                                                                   December 31,
                                                                       2000
                                                                   ------------
Investment income................................................. $        --
                                                                   ------------
Net investment income.............................................          --
                                                                   ------------
Net Realized and Unrealized Gain (Loss) on Investments
  Net realized gain on investments................................    8,399,196
  Change in net unrealized appreciation...........................  (16,142,907)
                                                                   ------------
    Net realized and unrealized loss on investments...............   (7,743,711)
                                                                   ------------
Net decrease in net assets resulting from operations.............. $ (7,743,711)
                                                                   ============



   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                       Statement of Changes in Net Assets

                                                        For the year ended
                                                           December 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------  ------------
From operations
  Net investment loss............................... $       --   $        --
  Net realized gain on investments..................   6,164,589     8,399,196
  Net change in unrealized appreciation on
   investments......................................  10,732,917   (16,142,907)
                                                     -----------  ------------
    Net increase (decrease) in net assets resulting
     from operations................................  16,897,506    (7,743,711)
                                                     -----------  ------------
From unitholder transactions
  Proceeds from sales of units......................  21,300,022    26,144,151
  Cost of units redeemed............................  (8,498,945)  (10,165,548)
                                                     -----------  ------------
    Net increase in net assets resulting from
     unitholder transactions........................  12,801,077    15,978,603
                                                     -----------  ------------
    Net increase in net assets......................  29,698,583     8,234,892
Net assets at beginning of year.....................  66,844,883    96,543,466
                                                     -----------  ------------
Net assets at end of year........................... $96,543,466  $104,778,358
                                                     ===========  ============
Number of units
  Outstanding--beginning of year....................   3,729,881     4,412,326
    Sold............................................   1,125,294     1,198,539
    Redeemed........................................    (442,849)     (468,747)
                                                     -----------  ------------
  Outstanding--end of year..........................   4,412,326     5,142,118
                                                     ===========  ============


   The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                       Selected Per-Unit Data and Ratios

                 (For a unit outstanding throughout the period)

                          For the period
                         September 5, 1995
                         (Commencement of      For the year ended December 31,
                          Operations) to   -----------------------------------------------
                         December 31, 1995  1996      1997      1998      1999      2000
                         ----------------- -------   -------   -------   -------  --------
Investment income*......      $ .001       $   --    $   --    $   --    $   --   $    --
Expenses*...............       (.003)         (.01)     (.01)     (.01)      --        --
                              ------       -------   -------   -------   -------  --------
Net investment loss.....       (.002)         (.01)     (.01)     (.01)      --        --
Net realized and
 unrealized gain (loss)
 on investments.........        .572          1.85      2.51      3.02      3.96     (1.50)
                              ------       -------   -------   -------   -------  --------
Net increase (decrease)
 in unit value..........         .57          1.84      2.50      3.01      3.96     (1.50)
Net asset value at
 beginning of period....       10.00         10.57     12.41     14.91     17.92     21.88
                              ------       -------   -------   -------   -------  --------
Net asset value at end
 of period..............      $10.57       $ 12.41   $ 14.91   $ 17.92   $ 21.88  $  20.38
                              ======       =======   =======   =======   =======  ========
Ratio of expenses to
 average net assets.....         .09 %**       .10 %     .09 %     .08 %     --        --
Ratio of net investment
 loss to average net
 assets.................        (.06)%**      (.10)%    (.09)%    (.08)%     --        --
Portfolio turnover***...           3 %+         28 %      18 %      26 %      22%       25 %
Total return............        5.70 %+      17.41 %   20.15 %   20.19 %   22.09%    (6.86)%
Net assets at end of
 period (in thousands)..      $9,999       $25,558   $51,868   $66,845   $96,543  $104,778

- --------
  * Calculations prepared using the monthly average number of units outstanding during the period.
 ** Ratios annualized.
*** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
  + Not annualized.

   The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                         Notes to Financial Statements

1. Description of the Trust

  American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under a Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank") acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Eight separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

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

    Index Equity Fund--replication of the total return of the Russell 3000 Index. Currently invests in the State Street Bank Russell 3000 Index Securities Lending Fund (the "Russell Fund"), a separate State Street Bank collective investment fund. The Russell Fund invests in securities contained in the Russell 3000 Index. Prior to May 18, 2000, the Fund invested in the State Street Bank Russell 3000 Non-Lending Fund.

    Intermediate Bond Fund--total return from current income and capital appreciation through investment in debt securities. Currently invests in the PIMCO Total Return Fund (the "Total Return Fund"), a registered investment company. The Total Return Fund invests primarily in intermediate-term investment grade bonds. Prior to May 31, 2000, the Fund invested in both the Total Return Fund and the Barclay's Global Investors Bond Index Fund (the "Bond Index Fund"), a registered investment company. The Bond Index Fund invests in high-grade bonds denominated in U.S. dollars replicating the Lehman Brothers Government/Composite Bond Index.

    International Equity Fund--long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies. Currently invests in international equities and the T. Rowe Price International Stock Fund, a registered investment company, which invests worldwide primarily in well-established, non-U.S. companies. Prior to May 31, 2000, the Fund invested solely in the T. Rowe Price International Stock Fund.

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

    Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and, effective May 31, 2000, the State Street Bank and Trust Company

        American Bar Association Members/State Street Collective Trust

  Russell 1000 Value Index Securities Lending Fund, (the "Value Fund") a separate State Street Bank collective investment fund. The Value Fund invests in securities contained in the Russell 1000 Index.

    Structured Portfolio Service

     Conservative--higher current investment income and some capital appreciation.

     Moderate--high current investment income and greater capital appreciation.

     Aggressive--long term growth of capital and lower current investment income.

  Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See the Statement of Assets and Liabilities of each portfolio for Fund allocation at December 31, 2000.

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

2. Summary of Significant Accounting Policies

  The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States of America and provisions of the Trust agreement:

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

        American Bar Association Members/State Street Collective Trust

  Other Funds: Stocks listed on national securities exchanges and certain over-the-counter issues traded on the Nasdaq National Market (NASDAQ) are valued at the last sale price, or, if no sale, at the latest available bid price. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

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

  The accounting records of the International Equity Fund are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at period end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

  Reported net realized gains and losses on foreign currency transactions represent net gains and losses from disposition of foreign currencies, currency gains and losses realized between the trade and settlement dates on securities transactions, and the difference between the amount of net investment income accrued and the U.S. dollar amount actually received. The effects of changes in foreign currency exchange rates on investments in securities are not segregated in the Statement of Operations from the effects of changes in market prices of those securities, but are included with the net realized and unrealized gain or loss on investments in securities.

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

        American Bar Association Members/State Street Collective Trust

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

  F. TBA Commitments and Roll Transactions

  The Balanced Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Balanced Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, which risk is in addition to the risk of decline in the value of the Balanced Fund's other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under "Security Valuation" above. The Balanced Fund may dispose of a commitment prior to settlement if the Balanced Fund's advisor deems it appropriate to do so. Upon settlement date, the Balanced Fund may take delivery of the securities or defer (roll) the delivery to the next month.

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

        American Bar Association Members/State Street Collective Trust

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

  A summary of obligations under these financial instruments at December 31, 2000 is as follows:

   Number of   Expiration        Futures         Notional           Net Unrealized
   Contracts      Date          Contracts          Cost    Position  Depreciation
   ---------   ----------       ---------        --------  -------- --------------
       9       March 2001 S&P 500 Index Futures $3,141,954   Long      $(26,154)

  At December 31, 2000, the Growth Equity Fund had assigned a U.S. Treasury Bill to Banker's Trust to cover margin requirements on any open futures contracts.

  H. Use of Estimates

  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. Investment Advisory, Investment Management and Related Party Transactions

  State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group, Sit Investment Associates, Inc., Miller Anderson & Sherrerd, a wholly owned subsidiary of Morgan Stanley Asset Management Holdings, Inc., Lincoln Capital Management Company, Alliance Capital Management L.P.'s Bernstein Investment Research and Management Unit, and Bankers Trust Company, a wholly-owned subsidiary of Deutsche Bank AG, to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

  A fee is paid to each investment advisor for certain of the funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the contract. These fees are accrued on a daily basis and paid monthly from the assets. Fee rate ranges based on the respective breakpoints are as follows:

         American Bar Association Members/State Street Collective Trust

     Investment Advisor                                       Fee Rate Range
     ------------------                                       --------------
     Capital Guardian Trust Company (Growth Equity,
      Aggressive Equity and Balanced)........................  .225% to .50% *
     Dresdner RCM Global Investors LLC (Growth Equity).......   .25% to .70%
     Dresdner RCM Global Investors LLC (International
      Equity)................................................   .40% to .75%
     Sit Investment Associates (Aggressive Equity)...........  .60% to 1.00%
     Miller Anderson & Sherrerd, LLP (Balanced)..............  .125% to .50%
     Lincoln Capital Management Company (Growth Equity)...... .15% to .4675%
     Alliance Capital Management L.P. (Value Equity).........   .15% to .50%
     Bankers Trust Company (Growth Equity)................... .010% to .075% **

    --------
     *  Subject to a 5% fee reduction based on aggregate fees.
    **  Minimum fee of $75,000.

  T. Rowe Price International, manager of the T. Rowe Price International Stock Fund, pays a .10% administrative service credit based on investment value to the International Equity Fund. The International Equity Fund received $80,083 relating to this fee for the year ended December 31, 2000.

  A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and is accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

                                                                  Rate for ABRA
                                                                   Year ended
                                                                  December 31,
     Value of Program Assets                                          2000
     -----------------------                                      -------------
     First $500 million..........................................     .075%
     Next $850 million...........................................     .065%
     Next $1.15 billion..........................................     .035%
     Next $1.5 billion...........................................     .025%
     Over $4.0 billion...........................................     .015%

  ABRA received Program fees of $1,709,757 for the year ended December 31, 2000.

  The State Street Program fee is calculated monthly as one-twelfth of the sum of (a) $750,000 plus (b) $191 multiplied by the number of participants in the Program, as further defined in the agreement. A portion of the State Street Bank Program fee is reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reduction is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The reduction for the year ended December 31, 2000 totaled $76,210 and is allocated to each Fund based on net asset value.

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

        American Bar Association Members/State Street Collective Trust

  State Street Bank received trustee, management and administration fees which aggregated $2,856,538 for the year ended December 31, 2000. These fees are allocated to each Fund based on net asset value.

  The Portfolios are not charged a separate annual fee.

4. Purchases and Sales of Securities

  The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

                                                   Year ended December 31, 2000
                                                   -----------------------------
                                                     Purchases        Sales
                                                   -------------- --------------
    Aggressive Equity Fund........................ $  308,864,190 $  255,487,855
    Growth Equity Fund............................    818,330,504    907,937,120
    Balanced Fund.................................    945,828,999    964,098,055
    Stable Asset Return Fund......................  1,122,590,662  1,103,840,455
    Index Equity Fund.............................    665,147,247    647,966,004
    Value Equity Fund.............................     73,790,300     72,346,755
    International Equity Fund.....................    314,255,790    287,376,273
    Intermediate Bond Fund........................     78,915,417     72,428,632
    Conservative Structured Portfolio Service.....     12,102,192      8,343,378
    Moderate Structured Portfolio Service.........     45,342,596     34,536,567
    Aggressive Structured Portfolio Service.......     41,469,781     25,491,178

  The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                                    Year ended December 31, 2000
                                                    ----------------------------
                                                      Purchases       Sales
                                                    ----------------------------
    Growth Equity.................................. $   1,265,416 $    1,080,000
    Balanced Fund..................................     8,634,021     31,284,102

5. Offering Costs

  Registration fees of $556,000 were incurred in December 1998 for the registration for sale of additional units. These fees have been allocated between the Funds based on net asset value and were amortized over the expected period of sale of the units (two years). Registration fee expense for the year ended December 31, 2000 includes amortization of prior years deferred registration fees and current year registration fees paid. There were no registration fees allocated to the Portfolios.

6. Geographic and Industry Concentration

  American Depositary Receipts ("ADR's") represent ownership of foreign securities on deposit with a domestic custodian bank. Certain Funds maintain investments in ADRs, which involve special risks. These securities may be subject to foreign government taxes that reduce their attractiveness. Other risks of investing in such securities include political or economic instability in the country involved the difficulty of predicting international trade patterns and the possibility of the imposition of exchange controls. Foreign issuers generally are not subject to uniform accounting, auditing and financial reporting standards comparable to those applicable to domestic issuers. There is generally less

        American Bar Association Members/State Street Collective Trust regulation of stock exchanges, brokers, banks and companies abroad than in the United States. With respect to certain foreign countries, there is a possibility of expropriation or diplomatic developments, which could adversely affect investment in these countries. ADRs do not lessen the risk of investing in foreign issuers; however, by investing in ADRs rather than directly in foreign issuers' stock, the Funds will avoid currency risks during the settlement period for purchases or sales. In addition, the domestic market for ADRs may be more liquid than the foreign market for the underlying securities.

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

7. Growth Equity Fund Split

  State Street Bank approved a 10-for-1 split of the units of the Growth Equity Fund, which was effective February 2, 2001. Selected per-unit data, shares outstanding, and unit activity have been restated to reflect the split.

                                 EXHIBIT INDEX

 Exhibit No. Description of Document
 ----------- -----------------------
    3.1      American Bar Association Members/State Street Collective
             Trust, Declaration of Trust by State Street Bank and Trust
             Company, amended and restated December 5, 1991, included as
             Exhibit 3.1 to Registrant's Form S-1 Registration Statement
             No. 33-50080 and incorporated herein by reference thereto.
    3.2      American Bar Association Members/State Street Collective
             Trust, Amendment to Declaration of Trust by State Street
             Bank and Trust Company, dated July 31, 1995, included as
             Exhibit 3.2 to Registrant's Form S-1 Registration Statement
             No. 33-92120 and incorporated herein by reference thereto.
    3.3      American Bar Association Members/State Street Collective
             Trust, Fifth Amended Fund Declaration for the Stable Asset
             Return Fund, included as Exhibit 3.3 to Registrant's Form S-
             1 Registration Statement No. 333-69427 and incorporated
             herein by reference thereto.
    3.4      American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Intermediate Bond Fund, included as Exhibit 3.4 to
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
    3.5      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Balanced Fund, included as Exhibit 3.5 to Registrant's Form
             S-1 Registration Statement No. 333-69427 and incorporated
             herein by reference thereto.
    3.6      American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             Value Equity Fund, included as Exhibit 3.6 to Registrant's
             Form S-1 Registration Statement No. 333-69427 and
             incorporated herein by reference thereto.
    3.7      American Bar Association Members/State Street Collective
             Trust, Fifth Amended and Restated Fund Declaration for the
             Growth Equity Fund, included as Exhibit 3.7 to Registrant's
             Form S-1 Registration Statement No. 333-57252 and
             incorporated herein by reference thereto.
    3.8      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Index Equity Fund, included as Exhibit 3.8 to Registrant's
             Form S-1 Registration Statement No. 333-69427 and
             incorporated herein by reference thereto.
    3.9      American Bar Association Members/State Street Collective
             Trust, Fourth Amended and Restated Fund Declaration for the
             Aggressive Equity Fund, included as Exhibit 3.9 to the
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
    3.10     American Bar Association Members/State Street Collective
             Trust, Third Amended and Restated Fund Declaration for the
             International Equity Fund, included as Exhibit 3.10 to the
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.
    3.11     American Bar Association Members/State Street Collective
             Trust, First Amended and Restated Fund Declaration for the
             Structured Portfolio Service, included as Exhibit 3.11 to
             Registrant's Form S-1 Registration Statement No. 333-69427
             and incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
      4.1    American Bar Association Members/State Street Collective
             Trust, Declaration of Trust and Fund Declaration for each
             Fund and the Structured Portfolio Service, included in
             Exhibits No. 3.1 through 3.11 above.
     10.1    Trust Agreement of the American Bar Association Members
             Retirement Trust, amended and restated as of January 1,
             1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit
             10.1 to Registrant's Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference thereto.
     10.2    Trust Agreement of the American Bar Association Members
             Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
     10.3    Amendment to the American Bar Association Members Retirement
             Trust, dated July 31, 1995 by and between the American Bar
             Retirement Association and State Street Bank and Trust
             Company, included as Exhibit 10.3 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
     10.4    Amendment to the American Bar Association Members Pooled
             Trust for Retirement Plans, dated July 31, 1995 by and
             between the American Bar Retirement Association and State
             Street Bank and Trust Company, included as Exhibit 10.4 to
             Registrant's Form S-1 Registration Statement No. 33-92120
             and incorporated herein by reference thereto.
     10.5    American Bar Association Members Retirement Plan--Basic Plan
             Document No. 01, as approved by the Internal Revenue Service on December 16, 1996, included as Exhibit 10.5 to Pre-
             Effective Amendment No. 1 to the Registrant's Registration
             Statement on Form S-1 No. 333-23633 and incorporated herein by reference thereto.
     10.6    American Bar Association Members Defined Benefit Pension
             Plan--Basic Plan Document No. 02 and related participation agreements, included as Exhibit 10.4 to Pre-Effective
             Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 No. 33-42274 and incorporated herein by reference thereto.
   10.7.1    Administrative and Investment Services Agreement effective
             January 1, 1999, between State Street Bank and Trust Company and the American Bar Retirement Association, included as
             Exhibit 10.7 to Registrant's Form S-1 Registration Statement
             No. 333-69427 and incorporated herein by reference thereto.
   10.7.2*   Amendment No. 1 to the Administrative and Investment
             Services Agreement between State Street Bank and Trust
             Company and the American Bar Retirement Association.
     10.8    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Growth Equity
             Fund, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.
     10.9    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM
             Capital Management relating to the Growth Equity Fund,
             included as Exhibit 10.8 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991 and
             incorporated herein by reference thereto.

 Exhibit No. Description of Document
 ----------- -----------------------
    10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Aggressive
             Equity Fund, included as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
    10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit
             Investment Associates, Inc. relating to the Aggressive
             Equity Fund, included as Exhibit 10.10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference thereto.
    10.12    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and
             Miller Anderson & Sherrerd relating to the Balanced Fund,
             included as Exhibit 10.13 to Registrant's Form S-1
             Registration Statement No. 33-50080 and incorporated herein by reference thereto.
    10.13    Investment Advisor Agreement effective as of November 1,
             1992 by and between State Street Bank and Trust Company and
             Lincoln Capital Management Company relating to the Growth
             Fund, included as Exhibit 10.14 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference thereto.
    10.14    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and
             Capital Guardian Trust Company relating to the Balanced
             Fund, included as Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
    10.15    Investment Advisor Agreement dated July 31, 1995 by and
             between State Street Bank and Trust Company and Sanford C.
             Bernstein & Co., Inc. relating to the Value Equity Fund,
             included as Exhibit 10.17 to Registrant's Form S-1
             Registration Statement No. 33-92120 and incorporated herein by reference thereto.
    10.16    Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner
             RCM Global Investors LLC relating to the International
             Equity Fund, included as Exhibit 10.16 to Registrant's Form
             S-1 Registration Statement No. 333-57252 and incorporated
             herein by reference thereto.
    10.17    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and
             Bankers Trust Company relating to the Growth Equity Fund,
             included as Exhibit 10.2 to the Registrant's Quarterly
             Report on Form
             10-Q for the quarter ended June 30, 1997 and incorporated
             herein by reference thereto.
    24.1*    Power of Attorney.

- --------
* Filed herewith