Form 10-Q
period 2001-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2001-05-15
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___ to ___


                         Commission file No. 333-57252


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

                                        Yes [X]         No [_]

                        AMERICAN BAR ASSOCIATION MEMBERS/
                          STATE STREET COLLECTIVE TRUST

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Aggressive Equity Fund
                  Statement of Assets and Liabilities ....................    1
                  Statement of Operations ................................    2
                  Statement of Changes in Net Assets .....................    3
                  Per-Unit Data and Ratios ...............................    4

         Balanced Fund
                  Statement of Assets and Liabilities ....................    5
                  Statement of Operations ................................    6
                  Statement of Changes in Net Assets .....................    7
                  Per-Unit Data and Ratios ...............................    8

         Growth Equity Fund
                  Statement of Assets and Liabilities ....................    9
                  Statement of Operations ................................   10
                  Statement of Changes in Net Assets .....................   11
                  Per-Unit Data and Ratios ...............................   12

         Index Equity Fund
                  Statement of Assets and Liabilities ....................   13
                  Statement of Operations ................................   14
                  Statement of Changes in Net Assets .....................   15
                  Per-Unit Data and Ratios ...............................   16

         Intermediate Bond Fund
                  Statement of Assets and Liabilities ....................   17
                  Statement of Operations ................................   18
                  Statement of Changes in Net Assets .....................   19
                  Per-Unit Data and Ratios ...............................   20

                                                                        Page No.
                                                                        --------

         International Equity Fund
                  Statement of Assets and Liabilities ....................   21
                  Statement of Operations ................................   22
                  Statement of Changes in Net Assets .....................   23
                  Per-Unit Data and Ratios ...............................   24

         Stable Asset Return Fund
                  Statement of Assets and Liabilities ....................   25
                  Statement of Operations ................................   26
                  Statement of Changes in Net Assets .....................   27
                  Per-Unit Data and Ratios ...............................   28

         Value Equity Fund
                  Statement of Assets and Liabilities ....................   29
                  Statement of Operations ................................   30
                  Statement of Changes in Net Assets .....................   31
                  Per-Unit Data and Ratios ...............................   32

         Structured Portfolio Service - Conservative Portfolio
                  Statement of Assets and Liabilities ....................   33
                  Statement of Operations ................................   34
                  Statement of Changes in Net Assets .....................   35
                  Per-Unit Data and Ratios ...............................   36

         Structured Portfolio Service - Moderate Portfolio
                  Statement of Assets and Liabilities ....................   37
                  Statement of Operations ................................   38
                  Statement of Changes in Net Assets .....................   39
                  Per-Unit Data and Ratios ...............................   40

         Structured Portfolio Service - Aggressive Portfolio
                  Statement of Assets and Liabilities ....................   41
                  Statement of Operations ................................   42
                  Statement of Changes in Net Assets .....................   43
                  Per-Unit Data and Ratios ...............................   44

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................   45

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................   49


SIGNATURES ...............................................................   50

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited


                                                              March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $377,148,181)                $ 320,445,687
     Cash                                                               362
     Receivable  for  investments  sold                           8,852,040
     Receivable  for  fund  units  sold                             402,557
     Dividends  and  interest  receivable                           178,271
     Other  assets                                                    2,158
                                                        ------------------------

          Total  assets                                         329,881,075
                                                        ------------------------

Liabilities
     Payable for investments purchased                            2,684,676
     Payable for fund units purchased                                     0
     Accrued expenses                                               599,391
     Other liabilities                                                    0
                                                        ------------------------

          Total liabilities                                       3,284,067
                                                        ------------------------


Net Assets                                                    $ 326,597,008
                                                        ========================


Net asset value, redemption price and offering
price per unit of beneficial interest
($326,597,008/5,661,663 units outstanding)                    $       57.69
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $     402,524
     Interest income                                                237,705
                                                        ------------------------

          Total investment income                                   640,229

Expenses:
     Investment advisory fee                                        434,050
     State Street Bank & Trust Company - program fee                257,161
     American Bar Retirement Association - program fee               43,881
     Trustee, management and administration fees                     74,230
     Other expenses and taxes                                        38,021
     Registration fees                                                    0
                                                        ------------------------
          Total expenses                                            847,343

Program fee reduction from State Street Bank &
  Trust Company                                                      (2,051)
                                                        ------------------------

          Net expenses                                              845,291
                                                        ------------------------

          Net investment loss                                      (205,062)
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                  (6,413,224)
          Unrealized depreciation of investments
            during the period                                   (81,960,710)
                                                        ------------------------

          Net loss on investments                               (88,373,934)
                                                        ------------------------

          Net decrease in net assets resulting
            from operations                                   $ (88,578,996)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Decrease in net assets from:
Operations:
     Net investment loss                                      $    (205,062)
     Net realized loss on investments                            (6,413,224)
     Unrealized depreciation of investments
       during the period                                        (81,960,710)
                                                        ------------------------

     Net decrease in net assets resulting
       from operations                                          (88,578,996)
                                                        ------------------------


Participant transactions:
     Proceeds from sales of units                                 6,327,374
     Cost of units redeemed                                     (12,621,057)

     Net decrease in net assets resulting from
       participant transactions                                  (6,293,683)
                                                        ------------------------

          Total decrease in net assets                          (94,872,679)

Net Assets:
     Beginning of period                                        421,469,687
                                                        ------------------------
     End of period                                            $ 326,597,008
                                                        ========================

Number of units:
     Outstanding-beginning of period                              5,764,135
          Sold                                                       91,112
          Redeemed                                                 (193,584)

     Outstanding-end of period                                    5,661,663
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------

Investment income                                             $        0.11
Expenses                                                              (0.15)
                                                        ------------------------
Net investment income (loss)                                          (0.04)
Net realized and unrealized loss on investments                      (15.39)
                                                        ------------------------
Net increase (decrease) in unit value                                (15.43)
Net asset value at beginning of period                                73.12
                                                        ------------------------
Net asset value at end of period                              $       57.69
                                                        ========================

Ratio of expenses to average net assets*                               0.86%
Ratio of net investment income (loss) to
  average net assets*                                                 (0.21)%
Portfolio turnover**                                                   2.21%
Number of units outstanding at end of period (in thousands)            5,662

-------------------------

*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                       Statement of Assets and Liabilities
                                    Unaudited


                                                              March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $471,371,770)                $ 501,720,533
     Cash                                                             7,336
     Receivable  for  investments  sold                           2,777,538
     Receivable  for  fund  units  sold                             102,010
     Dividends  and  interest  receivable                         2,345,629
     Other  assets                                                    8,019
                                                        ------------------------

          Total  assets                                         506,961,065
                                                        ------------------------

Liabilities
     Payable for investments purchased                           62,218,675
     Payable for fund units purchased                                     0
     Accrued expenses                                               472,637
     Other liabilities                                               16,398
                                                        ------------------------

          Total liabilities                                      62,707,710
                                                        ------------------------


Net Assets                                                    $ 444,253,355
                                                        ========================


Net asset value, redemption price and offering
price per unit of beneficial interest
($444,253,355/ 7,101,511 units outstanding)                   $       62.56
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $     866,175
     Interest income                                              3,487,804
                                                        ------------------------
          Total investment income                                 4,353,979

Expenses:
     Investment advisory fee                                        253,670
     State Street Bank & Trust Company - program fee                299,243
     American Bar Retirement Association - program fee               51,006
     Trustee, management and administration fees                     86,280
     Other expenses and taxes                                        60,658
     Registration fees                                                    0
                                                        ------------------------
          Total expenses                                            750,858

Program fee reduction from State Street Bank &
  Trust Company                                                      (2,388)
                                                        ------------------------
          Net expenses                                              748,470
                                                        ------------------------
          Net investment income                                   3,605,509
                                                        ------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                     227,171
          Unrealized depreciation of investments
            during the period                                   (15,929,281)
                                                        ------------------------
          Net loss on investments                               (15,702,110)
                                                        ------------------------
          Net decrease in net assets resulting
            from operations                                   $ (12,096,601)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment income                                    $   3,605,509
     Net realized gain on investments                               227,171
     Unrealized depreciation of investments
       during the period                                        (15,929,281)
                                                        ------------------------
     Net decrease in net assets resulting
       from operations                                          (12,096,601)
                                                        ------------------------
Participant transactions:
     Proceeds from sales of units                                 9,590,465
     Cost of units redeemed                                      (9,633,440)

     Net decrease in net assets resulting from
       participant transactions                                     (42,975)
                                                        ------------------------
          Total decrease in net assets                          (12,139,576)

Net Assets:
     Beginning of period                                        456,392,930
                                                        ------------------------
     End of period                                            $ 444,253,354
                                                        ========================

Number of units:
     Outstanding-beginning of period                              7,102,636
          Sold                                                      148,468
          Redeemed                                                 (149,593)

     Outstanding-end of period                                    7,101,511
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income                                             $        0.61
Expenses                                                              (0.11)
                                                        ------------------------
Net investment income                                                  0.50
Net realized and unrealized loss on investments                       (2.20)
                                                        ------------------------
Net decrease in unit value                                            (1.70)
Net asset value at beginning of period                                64.26
                                                        ------------------------
Net asset value at end of period                              $       62.56
                                                        ========================

Ratio of expenses to average net assets*                               0.66%
Ratio of net investment income to average net assets*                  3.81%
Portfolio turnover**                                                  62.11%
Number of units outstanding at end of period (in thousands)           7,102

-------------------------

*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                             March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $1,094,465,277)             $1,060,549,494
     Cash                                                             4,232
     Receivable for investments sold                              7,901,624
     Receivable for fund units sold                               1,617,076
     Dividends and interest receivable                              942,853
     Other assets                                                    30,044
                                                        ------------------------
          Total assets                                        1,071,045,323
                                                        ------------------------
Liabilities
     Payable for investments purchased                            5,354,531
     Payable for fund units purchased                                     0
     Accrued expenses                                             1,238,783
     Other liabilities                                                    0
                                                        ------------------------

          Total liabilities                                       6,593,314
                                                        ------------------------


Net Assets                                                   $1,064,452,008
                                                        ========================


Net asset value, redemption price and offering
price per unit of beneficial interest
($1,064,452,008/23,572,131 units outstanding)                 $       45.16
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $   2,207,740
     Interest income                                                305,259
                                                        ------------------------
          Total investment income                                 2,512,999

Expenses:
     Investment advisory fee                                        717,990
     State Street Bank & Trust Company - program fee                838,909
     American  Bar  Retirement  Association - program fee           143,206
     Trustee, management and administration fees                    242,266
     Other expenses and taxes                                        27,531
     Registration fees                                              124,096
                                                        ------------------------

          Total expenses                                          2,093,998

Program fee reimbursement from State Street Bank &
  Trust Company                                                      (6,694)
                                                        ------------------------
          Net expenses                                            2,087,304
                                                        ------------------------
          Net investment income                                     425,695
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                  (4,749,984)
          Unrealized depreciation of investments
            during the period                                  (264,819,269)
                                                        ------------------------
          Net loss on investments                              (269,569,253)
                                                        ------------------------
          Net decrease in net assets resulting
            from operations                                   $(269,143,558)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                             For the period
                                                             January 1, 2001
                                                            to March 31, 2001
                                                        ------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment income                                   $      425,695
     Net realized loss on investments                            (4,749,984)
     Unrealized depreciation of investments
       during the period                                       (264,819,269)
                                                        ------------------------
     Net decrease in net assets resulting
       from operations                                         (269,143,558)
                                                        ------------------------
Participant transactions:
     Proceeds from sales of units                                 5,689,098
     Cost of units redeemed                                     (56,443,073)

     Net decrease in net assets resulting from
       participant transactions                                 (50,753,975)
                                                        ------------------------
          Total decrease in net assets                         (319,897,533)
Net Assets:
     Beginning of period                                      1,384,349,542
                                                        ------------------------
     End of period                                           $1,064,452,009
                                                        ========================

Number of units:
     Outstanding-beginning of period                             24,594,014
          Sold                                                      106,978
          Redeemed                                               (1,128,861)

     Outstanding-end of period                                   23,572,131
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:
                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001

                                                        ------------------------
Investment income                                             $        0.10
Expenses                                                              (0.09)
                                                        ------------------------
Net investment income                                                  0.01
Net realized and unrealized loss on investments                      (11.14)
                                                        ------------------------
Net decrease in unit value                                           (11.13)
Net asset value at beginning of period                                56.29
                                                        ------------------------
Net asset value at end of period                              $       45.16
                                                        ========================

Ratio of expenses to average net assets*                               0.65%
Ratio of net investment income to average net assets*                  0.13%
Portfolio turnover**                                                  10.42%
Number of units outstanding at end of
  period (in thousands)                                              23,572

-------------------------

*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                              March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $309,108,913)                $ 251,914,265
     Cash                                                                 0
     Receivable for investments sold                                 16,207
     Receivable for fund units sold                               1,124,794
     Dividends and interest receivable                                    0
     Other assets                                                     1,592
                                                        ------------------------
          Total  assets                                         253,056,858
                                                        ------------------------
Liabilities
     Payable for investments purchased                                    0
     Payable for fund units purchased                                70,534
     Accrued expenses                                               100,993
     Other liabilities                                                    0
                                                        ------------------------
          Total liabilities                                         171,527
                                                        ------------------------
Net Assets                                                    $ 252,885,331
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($252,885,331/9,540,740 units outstanding)                    $       26.51
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $       8,069
     Interest income                                                      0
                                                        ------------------------
          Total investment income                                     8,069
Expenses:
     Investment advisory fee                                              0
     State Street Bank & Trust Company - program fee                181,887
     American Bar Retirement Association - program fee               31,016
     Trustee, management and administration fees                     52,467
     Other expenses and taxes                                        26,906
     Registration fees                                                    0
                                                        ------------------------
          Total expenses                                            292,276
Program fee reduction from State Street Bank &
  Trust Company                                                      (1,452)
                                                        ------------------------
          Net expenses                                              290,824
                                                        ------------------------
          Net investment loss                                      (282,755)
                                                        ------------------------
Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                    (800,656)
          Unrealized depreciation of investments during
            the period                                          (34,100,896)
                                                        ------------------------
          Net loss on investments                               (34,901,552)
                                                        ------------------------
          Net decrease in net assets resulting
            from operations                                   $ (35,184,307)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment loss                                      $    (282,755)
     Net realized loss on investments                              (800,656)
     Unrealized depreciation of investments
       during the period                                        (34,100,896)
                                                        ------------------------
     Net decrease in net assets resulting
       from operations                                          (35,184,307)
                                                        ------------------------
Participant transactions:
     Proceeds from sales of units                                 7,512,553
     Cost of units redeemed                                      (4,408,313)

     Net increase in net assets resulting from
       participant transactions                                   3,104,240
                                                        ------------------------
          Total decrease in net assets                          (32,080,067)
Net Assets:
     Beginning of period                                        284,965,398
                                                        ------------------------
     End of period                                            $ 252,885,331
                                                        ========================
Number of units:
     Outstanding-beginning of period                              9,434,744
          Sold                                                      263,861
          Redeemed                                                 (157,865)
     Outstanding-end of period                                    9,540,740
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                     For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income                                             $        0.00
Expenses                                                              (0.03)
                                                        ------------------------

Net investment income (loss)                                          (0.03)
Net realized and unrealized gain (loss) on investments                (3.66)
                                                        ------------------------

Net increase (decrease) in unit value                                 (3.69)
Net asset value at beginning of period                                30.20
                                                        ------------------------

Net asset value at end of period                              $       26.51
                                                        ========================

Ratio of expenses to average net assets*                               0.43%
Ratio of net investment income (loss) to average net assets*          (0.41)%
Portfolio turnover**                                                   1.84%
Number of units outstanding at end
  of period (in thousands)                                            9,541

-------------------------

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

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                            March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $155,004,597)                $ 159,982,801
     Cash
     Receivable for investments sold                              2,564,606
     Receivable for fund  units sold                                 97,157
     Dividends and interest receivable                              880,770
     Other assets                                                       866
                                                        ------------------------
          Total assets                                          163,526,200
                                                        ------------------------
Liabilities
     Payable for investments purchased                             3,595,743
     Payable for fund units purchased                                      0
     Accrued expenses                                                 61,011
     Other liabilities                                                     0
                                                        ------------------------
          Total liabilities                                        3,656,754
                                                        ------------------------

Net Assets                                                    $ 159,869,446
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($159,869,446/10,887,341 units outstanding)                   $       14.68
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $   2,409,951
     Interest income                                                      0
                                                        ------------------------
          Total investment income                                 2,409,951

Expenses:
     Investment advisory fee                                              0
     State Street Bank & Trust Company - program fee                100,378
     American Bar Retirement Association - program fee               17,094
     Trustee, management and administration fees                     28,910
     Other expenses and taxes                                        14,849
    Amortization of organization expenses                                 0
                                                        ------------------------
          Total expenses                                            161,230

Program fee reduction from State Street Bank &
  Trust Company                                                        (801)
                                                        ------------------------

          Net expenses                                              160,429
                                                        ------------------------

          Net investment income                                   2,249,521
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                     (96,872)
          Unrealized appreciation of investments
            during the period                                     1,909,483
                                                        ------------------------

          Net gain on investments                                 1,812,611
                                                        ------------------------

          Net increase in net assets resulting
            from operations                                   $   4,062,132
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Increase in net assets from:
Operations:
     Net investment income                                    $   2,249,521
     Net realized loss on investments                               (96,872)
     Unrealized appreciation of investments
       during the period                                          1,909,483
                                                        ------------------------

     Net increase in net assets resulting
       from operations                                            4,062,132
                                                        ------------------------

Participant transactions:
     Proceeds from sales of units                                16,085,142
     Cost of units redeemed                                      (4,621,110)

     Net increase in net assets resulting from
       participant transactions                                  11,464,032
                                                        ------------------------

          Total increase in net assets                           15,526,164

Net Assets:
     Beginning of period                                        144,343,281
                                                        ------------------------
     End of period                                            $ 159,869,445
                                                        ========================

Number of units:
     Outstanding-beginning of period                             10,100,741
          Sold                                                    1,103,010
          Redeemed                                                 (316,410)

     Outstanding-end of period                                   10,887,341
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:
                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001

                                                        ------------------------
Investment income                                             $        0.23
Expenses                                                              (0.01)
                                                        ------------------------

Net investment income                                                  0.22
Net realized and unrealized gain on investments                        0.17
                                                        ------------------------

Net increase in unit value                                             0.39
Net asset value at beginning of period                                14.29
                                                        ------------------------

Net asset value at end of period                              $       14.68
                                                        ========================
Ratio of expenses to average net assets*                               0.43%
Ratio of net investment income to average net assets*                  6.01%
Portfolio turnover**                                                   4.96%
Number of units outstanding at end of period (in thousands)          10,887

-------------------------

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

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                              March 31, 2001
                                                        -----------------------
Assets
     Investments, at value (cost $106,657,533)                $  93,968,939
     Cash                                                                80
     Receivable for investments sold                                891,088
     Receivable for fund units sold                               5,034,390
     Dividends and interest receivable                            1,539,641
     Other assets                                                    13,968
                                                        -----------------------
          Total assets                                          101,448,107
                                                        -----------------------

Liabilities
     Payable for investments purchased                            2,681,239
     Payable for fund units purchased                                14,762
     Accrued expenses                                                87,056
     Other liabilities                                                    0
                                                        -----------------------

          Total liabilities                                       2,783,057
                                                        -----------------------

Net Assets                                                    $  98,665,050
                                                        =======================

Net asset value, redemption price and offering
price per unit of beneficial interest
($98,665,050/5,146,914 units outstanding)                     $       19.17
                                                        =======================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                           January 1, 2001
                                                          to March 31, 2001
                                                        -----------------------
Investment income:
     Dividend income                                          $     156,258
     Interest income                                                 33,317
                                                        -----------------------

          Total investment income                                   189,575

Expenses:
     Investment advisory fee                                         49,160
     State Street Bank & Trust Company - program fee                 68,752
     American Bar Retirement Association - program fee               11,731
     Trustee, management and administration fees                     19,847
     Other expenses and taxes                                         9,628
     Registration fees                                                    0
                                                        -----------------------

          Total expenses                                            159,119
Program fee reimbursement from State Street Bank &
  Trust Company                                                     (13,817)
                                                        -----------------------

          Net expenses                                              145,302
                                                        -----------------------

          Net investment income                                      44,273
                                                        -----------------------
Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                 (10,133,616)
          Unrealized depreciation of investments
            during the period                                    (8,200,526)
                                                        -----------------------

          Net loss on investments                               (18,334,142)
                                                        -----------------------
          Net decrease in net assets resulting
            from operations                                   $ (18,289,869)
                                                        =======================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                           January 1, 2001
                                                          to March 31, 2001
                                                        -----------------------
Increase (decrease) in net assets from:
Operations:
     Net investment income                                    $      44,273
     Net realized loss on investments                           (10,133,616)
     Unrealized depreciation of investments
       during the period                                         (8,200,526)
                                                        -----------------------
     Net decrease in net assets resulting
       from operations                                          (18,289,869)
                                                        -----------------------
Participant transactions:
       Proceeds from sales of units                              83,017,157
       Cost of units redeemed                                   (74,689,351)

       Net increase in net assets resulting
         from participant transactions                            8,327,806
                                                        -----------------------

          Total decrease in net assets                           (9,962,063)

Net Assets:
     Beginning of period                                        108,627,111
                                                        -----------------------

     End of period                                            $  98,665,048
                                                        =======================

Number of units:
     Outstanding-beginning of period                              4,729,562
          Sold                                                    3,875,962
          Redeemed                                               (3,458,610)
     Outstanding-end of period                                    5,146,914
                                                        =======================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                           For the period
                                                           January 1, 2001
                                                          to March 31, 2001
                                                        -----------------------
Investment income                                             $        0.04
Expenses                                                              (0.03)
                                                        -----------------------

Net investment income                                                  0.01
Net realized and unrealized loss on investments                       (3.81)
                                                        -----------------------

Net decrease in unit value                                            (3.80)
Net asset value at beginning of period                                22.97
                                                        -----------------------

Net asset value at end of period                              $       19.17

                                                        =======================

Ratio of expenses to average net assets*                               0.56%
Ratio of net investment income to average net assets*                  0.17%
Portfolio turnover**                                                  69.04%
Number of units outstanding at end of period (in thousands)           5,147

-------------------------

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

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                            March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $772,649,705.)               $ 772,649,705
     Cash                                                                 0
     Interest Receivable                                            129,796
     Receivable for fund units sold                                       0
     Other assets                                                     4,174
                                                        ------------------------

          Total assets                                          772,783,675
                                                        ------------------------

Liabilities
     Payable for fund units redeemed                              3,945,443
     Accrued expenses                                               282,314
                                                        ------------------------

          Total liabilities                                       4,227,757
                                                        ------------------------

Net Assets                                                    $ 768,555,918
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($768,555,918/768,555,918 units outstanding)                  $        1.00
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------

Interest income                                               $  11,747,987
                                                        ------------------------

Expenses:
     State Street Bank & Trust Company - program fee                480,232
     American Bar Retirement Association - program fee               81,831
     Trustee, management and administration fees                    138,416
     Other expenses and taxes                                        71,050
     Registration fees                                                    0
                                                        ------------------------

          Total expenses                                            771,529
     Program fee reduction from State Street Bank &
       Trust Company                                                 (3,833)
                                                        ------------------------

          Net expenses                                              767,696
                                                        ------------------------

          Net investment income                               $  10,980,291
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Increase in net assets from:
Operations:
     Net investment income and net increase in net
       assets resulting from operations                          10,980,291
                                                        ------------------------

     Distributions from investment income                       (10,980,291)
                                                        ------------------------

Participant transactions:
     Proceeds from sales of units                               104,430,729
     Units issued in connection with reinvestment
       of net investment income                                  10,980,291
     Cost of units redeemed                                     (73,292,284)

     Net increase in net assets resulting from
       participant transactions                                  42,118,736
                                                        ------------------------

          Total increase in net assets                           42,118,736
                                                        ------------------------

Net Assets:

     Beginning of period                                        726,437,182
                                                        ------------------------
     End of period                                            $ 768,555,918
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------

Investment income                                             $       0.016
Expenses                                                             (0.001)
                                                        ------------------------

Net investment income                                                 0.015
Reinvestment of net investment income                                (0.015)
                                                        ------------------------

Net increase in unit value                                             0.00
Net asset value at beginning of period                                 1.00
                                                        ------------------------

Net asset value at end of period                              $        1.00
                                                        ========================

Ratio of expenses to average net assets*                                .42%
Ratio of net investment income to average net assets*                  6.04%
Number of units outstanding at end of period
  (in thousands                                                     768,556

-------------------------

*Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                              March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $183,819,877)                $ 190,594,590
     Cash                                                             2,979
     Receivable for investments sold                                      0
     Receivable for fund units sold                                 190,133
     Dividends and interest receivable                              297,775
     Other assets                                                     1,274
                                                        ------------------------

          Total assets                                          191,086,750
                                                        ------------------------
Liabilities
     Payable for investments purchased                                1,627
     Payable for fund units purchased                               479,746
     Accrued expenses                                               147,641
     Other liabilities                                                    0
                                                        ------------------------

          Total liabilities                                         629,014
                                                        ------------------------

Net Assets                                                    $ 190,457,736
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($190,457,736/7,494,386 units outstanding)                    $       25.41
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income (net of foreign tax expense
       of $330)                                               $     805,117
     Interest income                                                 76,442
                                                        ------------------------

          Total investment income                                   881,559

Expenses:
     Investment advisory fee                                        112,595
     State Street Bank & Trust Company - program fee                125,807
     American Bar Retirement Association - program fee               21,428
     Trustee, management and administration fees                     36,244
     Other expenses and taxes                                        18,930
     Registration fees                                                    0
                                                        ------------------------

          Total expenses                                            315,004
Program fee reduction from State Street Bank &
  Trust Company                                                      (1,003)
                                                        ------------------------

          Net expenses                                              314,001
                                                        ------------------------

          Net investment income                                     567,558
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized  loss on investments sold                   (303,933)
          Unrealized depreciation of investments
            during the period                                    (8,770,020)
                                                        ------------------------

          Net loss on investments                                (9,073,953)
                                                        ------------------------

          Net decrease in net assets resulting
            from operations                                   $  (8,506,395)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Increase in net assets from:
Operations:
     Net investment income                                    $     567,558
     Net realized loss on investments                              (303,933)
     Unrealized depreciation of investments
       during the period                                         (8,770,020)
                                                        ------------------------

     Net decrease in net assets resulting
       from operations                                           (8,506,395)
                                                        ------------------------

Participant transactions:
     Proceeds from sales of units                                16,910,905
     Cost of units redeemed                                      (5,369,183)

     Net increase in net assets resulting from
       participant transactions                                  11,541,722
                                                        ------------------------

          Total increase in net assets                            3,035,327

Net Assets:
     Beginning of period                                        187,422,410
                                                        ------------------------
     End of period                                            $ 190,457,737
                                                        ========================

Number of units:
     Outstanding-beginning of period                              7,069,321
          Sold                                                      640,363
          Redeemed                                                 (215,298)
     Outstanding-end of period                                    7,494,386
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:
                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001

                                                        ------------------------
Investment income                                             $        0.12
Expenses                                                              (0.04)

                                                        ------------------------
Net investment income                                                  0.08
Net realized and unrealized gain (loss) on investments                (1.18)

                                                        ------------------------
Net increase (decrease) in unit value                                 (1.10)
Net asset value at beginning of period                                26.51
                                                        ------------------------

Net asset value at end of period                              $       25.41

                                                        ========================
Ratio of expenses to average net assets*                               0.66%
Ratio of net investment income to average net assets*                  1.20%
Portfolio turnover**                                                   4.55%
Number of units outstanding at end of period (in thousands)           7,494

-------------------------

*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                              March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $29,485,056)                 $  30,184,201
     Cash                                                                 0
     Receivable for investments sold                                500,030
     Receivable for fund  units sold                                 34,897
     Dividends and interest receivable                                    0
     Other assets                                                         0
                                                        ------------------------

          Total assets                                           30,719,128
                                                        ------------------------
Liabilities
     Payable for investments purchased                              534,927
     Payable for fund units purchased                                     0
     Accrued expenses                                                     0
     Other liabilities                                                    0
                                                        ------------------------

          Total liabilities                                         534,927
                                                        ------------------------

Net Assets                                                    $  30,184,201
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($30,184,201/1,896,111 units outstanding)                     $       15.92
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $           0
     Interest income                                                      0
                                                        ------------------------

          Total investment income                                         0

Expenses:
     Investment advisory fee                                              0
     State Street Bank & Trust Company - program fee                      0
     American Bar Retirement Association - program fee                    0
     Trustee, management and administration fees                          0
     Other expenses and taxes                                             0
     Registration fees                                                    0
                                                        ------------------------

          Total expenses                                                  0

Program fee reimbursement from State Street Bank &
  Trust Company                                                           0
                                                        ------------------------

          Net expenses                                                    0
                                                        ------------------------

          Net investment income                                           0
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                       7,371
          Unrealized depreciation of investments
            during the period                                    (1,026,968)
                                                        ------------------------

          Net loss on investments                                (1,019,597)
                                                        ------------------------

          Net decrease in net assets resulting
            from operations                                   $  (1,019,597)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Decrease in net assets from:
Operations:
     Net investment income                                    $           0
     Net realized gain on investments                                 7,371
     Unrealized depreciation of investments
       during the period                                         (1,026,968)
                                                        ------------------------

     Net decrease in net assets resulting
       from operations                                           (1,019,597)
                                                        ------------------------

Participant transactions:
     Proceeds from sales of units                                 2,613,347
     Cost of units redeemed                                      (1,667,255)

     Net increase in net assets resulting
       from participant transactions                                946,092
                                                        ------------------------

          Total decrease in net assets                              (73,505)

Net Assets:
     Beginning of period                                         30,257,706
                                                        ------------------------
     End of period                                            $  30,184,201
                                                        ========================

Number of units:
     Outstanding-beginning of period                              1,839,139
          Sold                                                      159,190
          Redeemed                                                 (102,218)

     Outstanding-end of period                                    1,896,111
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:
                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------

Investment income                                             $        0.00
Expenses                                                               0.00
                                                        ------------------------
Net investment income                                                  0.00
Net realized and unrealized loss on investments                       (0.53)

                                                        ------------------------
Net decrease in unit value                                            (0.53)
Net asset value at beginning of period                                16.45
                                                        ------------------------

Net asset value at end of period                              $       15.92

                                                        ========================
Ratio of expenses to average net assets*                               0.00%
Ratio of net investment income to average net assets*                  0.00%
Portfolio turnover**                                                   9.97%
Number of units outstanding at end of period (in thousands)           1,896

-------------------------

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

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                              March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $112,130,547)                $ 112,263,059
     Cash                                                                 0
     Receivable for investments sold                              2,109,361
     Receivable for fund units sold                                  63,152
     Dividends and interest receivable                                    0
     Other assets                                                         0
                                                        ------------------------

          Total assets                                          114,435,572
                                                        ------------------------
Liabilities
     Payable for investments purchased                            2,172,513
     Payable for fund units purchased                                     0
     Accrued expenses                                                     0
     Other liabilities                                                    0
                                                        ------------------------

          Total liabilities                                       2,172,513
                                                        ------------------------

Net Assets                                                    $ 112,263,059
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($112,263,059/6,599,766 units outstanding)                    $       17.01
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $           0
     Interest income                                                      0
                                                        ------------------------

          Total investment income                                         0

Expenses:
     Investment  advisory  fee                                            0
     State Street Bank & Trust Company - program fee                      0
     American Bar Retirement Association - program fee                    0
     Trustee, management and administration fees                          0
     Other expenses and taxes                                             0
     Registration fees                                                    0
                                                        ------------------------

          Total expenses                                                  0
Program fee reimbursement from State Street Bank &
  Trust Company                                                           0
                                                        ------------------------

          Net expenses                                                    0
                                                        ------------------------

          Net investment income                                           0
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                     (84,874)
          Unrealized depreciation of investments
            during the period                                    (8,520,480)
                                                        ------------------------

          Net loss on investments                                (8,605,354)
                                                        ------------------------

          Net decrease in net assets resulting
            from operations                                   $  (8,605,354)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Decrease in net assets from:
Operations:
     Net investment income                                    $           0
     Net realized loss on investments                               (84,874)
     Unrealized depreciation of investments
       during the period                                         (8,520,480)
                                                        ------------------------

     Net decrease in net assets resulting
       from operations                                           (8,605,354)
                                                        ------------------------
Participant transactions:
     Proceeds from sales of units                                 2,730,382
     Cost of units redeemed                                      (2,249,284)

     Net increase in net assets resulting from
       participant transactions                                     481,098
                                                        ------------------------

          Total decrease in net assets                           (8,124,256)

Net Assets:
     Beginning of period                                        120,387,315
                                                        ------------------------
     End of period                                            $ 112,263,059
                                                        ========================

Number of units:
     Outstanding-beginning of period                              6,575,412
          Sold                                                      152,054
          Redeemed                                                 (127,700)
     Outstanding-end of period                                    6,599,766
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:
                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001

                                                        ------------------------
Investment income                                             $        0.00
Expenses                                                               0.00

                                                        ------------------------
Net investment income                                                  0.00
Net realized and unrealized loss on investments                       (1.30)

                                                        ------------------------
Net decrease in unit value                                            (1.30)
Net asset value at beginning of period                                18.31

                                                        ------------------------

Net asset value at end of period                              $       17.01

                                                        ========================

Ratio of expenses to average net assets*                               0.00%
Ratio of net investment income to average net assets*                  0.00%
Portfolio turnover**                                                   7.15%
Number of units outstanding at end of period (in thousands            6,600

-------------------------

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

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                            March 31, 2001
                                                        ------------------------
Assets
     Investments, at value (cost $98,702,303)                 $  94,713,634
     Cash                                                                 0
     Receivable for investments sold                              1,368,010
     Receivable for fund units sold                                  60,945
     Dividends and interest receivable                                    0
     Other assets                                                         0
                                                        ------------------------

          Total assets                                           96,142,589
                                                        ------------------------

Liabilities
     Payable for investments purchased                            1,428,955
     Payable for fund units purchased                                     0
     Accrued expenses                                                     0
     Other liabilities                                                    0
                                                        ------------------------

          Total liabilities                                       1,428,955
                                                        ------------------------

Net Assets                                                    $  94,713,634
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($94,713,634/5,240,854 units outstanding)                     $       18.07
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                             Statement of Operations
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Investment income:
     Dividend income                                          $           0
     Interest income                                                      0
                                                        ------------------------

          Total investment income                                         0

Expenses:
     Investment  advisory  fee                                            0
     State Street Bank & Trust Company - program fee                      0
     American Bar Retirement Association - program fee                    0
     Trustee, management and administration fees                          0
     Other expenses and taxes                                             0
     Registration fees                                                    0
                                                        ------------------------

          Total expenses                                                  0
Program fee reimbursement from State Street Bank &
  Trust Company                                                           0
                                                        ------------------------

          Net expenses                                                    0
                                                        ------------------------

          Net investment income                                           0
                                                        ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                     294,734
          Unrealized depreciation of investments
            during the period                                   (12,365,754)
                                                        ------------------------

          Net loss on investments                               (12,071,020)
                                                        ------------------------

          Net decrease in net assets resulting
            from operations                                   $ (12,071,020)
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                            For the period
                                                            January 1, 2001
                                                           to March 31, 2001
                                                        ------------------------
Decrease in net assets from:
Operations:
     Net investment income                                    $           0
     Net realized gain on investments                               294,734
     Unrealized depreciation of investments
       during the period                                        (12,365,754)
                                                        ------------------------

     Net decrease in net assets resulting
       from operations                                          (12,071,020)
                                                        ------------------------

Participant transactions:
     Proceeds from sales of units                                 3,242,265
     Cost of units redeemed                                      (1,235,969)

     Net increase in net assets resulting
       from participant transactions                              2,006,296
                                                        ------------------------

          Total decrease in net assets                          (10,064,724)

Net Assets:

     Beginning of period                                        104,778,358
                                                        ------------------------
     End of period                                            $  94,713,634
                                                        ========================

Number of units:
     Outstanding-beginning of period                              5,142,118
          Sold                                                      163,338
          Redeemed                                                  (64,602)

     Outstanding-end of period                                    5,240,854
                                                        ========================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:
                                                             For the period
                                                            January 1, 2001
                                                           to March 31, 2001

                                                        ------------------------
Investment income                                             $        0.00
Expenses                                                               0.00

                                                        ------------------------
Net investment income                                                  0.00
Net realized and unrealized loss on investments                       (2.31)

                                                        ------------------------
Net decrease in unit value                                            (2.31)
Net asset value at beginning of period                                20.38

                                                        ------------------------

Net asset value at end of period                              $       18.07

                                                        ========================

Ratio of expenses to average net assets*                               0.00%
Ratio of net investment income to average net assets*                  0.00%
Portfolio turnover**                                                   5.68%
Number of units outstanding at end of period
  (in thousands)                                                      5,241

-------------------------

*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The first quarter of 2001 proved to be an another rough outing for equity investors. The returns for the domestic equity markets differed by sector but almost all indexes experienced negative returns. Small capitalization stocks faired better than large capitalization stocks. Value stocks experienced a mild decline but held up significantly better than their growth counterparts, who posted large losses for the second quarter in a row. Technology stocks had the steepest declines followed by health care issues and autos while transportation provided some upside relief. The Federal Reserve eased short-term interest rates on fears that the U. S. economy was flirting with a recession. The significant short-term rate changes produced only a small decline for long-term rates which translated in to a moderate gain for bondholders. The international markets finished with both the established and emerging markets experiencing negative returns as evidence of a global economic slowdown continued to mount.

AGGRESSIVE EQUITY FUND

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities issued by small to medium sized companies believed to have a strong potential for appreciation. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 2001, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (21.11)%. By comparison, the Russell 2000 Index produced a total return of (6.51)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index. The Fund's weak performance relative to the Russell 2000 Index reflects the Fund's emphasis on medium capitalization companies compared to the smaller capitalization companies included in the Russell 2000 Index.

         The most heavily weighted sectors in the Aggressive Equity Fund were information technology, health care, consumer discretionary, financials and industrials. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at March 31, 2001 included Ace Ltd., Alza Corp., Elan PLC, Kohls Corp., Calpine Corp., Biogen Inc., Fiserv Inc., JDS Uniphase Corp., Devon Energy Corp., and Electronic Arts Inc.

BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended March 31, 2001, the Balanced Fund experienced a total return, net of Expenses, of (2.64)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of (1.21)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were financials, information technology, consumer discretionary, health care and industrials. Securities representing the largest equity holdings based on market value in the Balanced Fund at March 31, 2001 included USA Education Inc., Astrazeneca PLC, Pfizer Inc., XL Capital Ltd., Loews Co. Inc., Bank of America Corp., Kellogg Co., Applied Materials Inc., Bank One Corp. and Nokia Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

         For the quarter ended March 31, 2001, the Growth Equity Fund experienced a total return, net of Expenses, of (19.78)%. By comparison, the Russell 1000 Growth Index produced a return of (20.90)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were information technology, health care, consumer discretionary, industrials and financials. Securities representing the largest holdings based on market value in the Growth Equity Fund at March 31, 2001 included Pfizer Inc., General Electric Company, Microsoft Corp., AOL Time Warner Inc., Cisco Systems Inc., Intel Corp, Amgen Inc. Tyco International Ltd., Home Depot Inc. and Coca Cola Co.

INDEX EQUITY FUND

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

         The Fund produced a total return, net of Expenses, of (12.24)% for the quarter ended March 31, 2001. By comparison, the Russell 3000 Index produced a return of (12.15)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

         For the quarter ended March 31, 2001, the Intermediate Bond Fund experienced a total return, net of Expenses, of 2.79%. As a comparison, the Lehman

Brothers Aggregate Bond Index produced a return of 3.03% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended March 31, 2001, the International Equity Fund experienced a total return, net of Expenses, of (16.52)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (13.21)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of March 31, 2001, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were GlaxoSmithKline PLC, Royal Bank of Scotland Group PLC, TotalFinaElf SA, Shell Transport & Trading, ING Group, Vodafone Group, Reed International PLC , Sony Corp., Aventis SA and NTT DoCoMo.

         As of March 31, 2001, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were Vodafone Group, GlaxoSmithKline PLC, Munich Reinsurance AG, TotalFinaElf SA, Tesco, Shell Transport & Trading, Swiss Reinsurance Company, Royal Bank of Scotland Group PLC, Allianz AG and Telefonica SA.

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

         For the quarter ended March 31, 2001, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 6.01%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 5.12%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

VALUE EQUITY FUND

         The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Value Equity Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued. A portion of the Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund is actively managed.

         For the quarter ended March 31, 2001, the Value Equity Fund experienced a total return, net of Expenses, of (4.15)%. By comparison, the Russell 1000 Value Index produced a return of (5.86)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were financials, industrials, materials and energy. Securities representing the largest holdings based on market value in the Value Equity Fund at March 31, 2001 included General Electric Company, Merck & Co., Phillip Morris Inc., Microsoft Corp., Exxon Mobil Corp., Bank of America Corp., Pfizer Inc., Citigroup Inc., Wal Mart Stores Inc. and Fleet Boston Corp.

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

         For the quarter ended March 31, 2001, the Structured Portfolio Service experienced a total return, net of Expenses, of (3.24)% for the Conservative Portfolio, (7.09)% for the Moderate Portfolio, and (11.30)% for the Aggressive Portfolio.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibit No.       Description
                  -----------       -----------

                  None.


         b.       Reports on Form 8-K

                  None.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 15, 2001.





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