Form 10-Q
period 2001-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2001-08-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......45

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................49

SIGNATURES............................................................50

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                        June 30, 2001
                                                        -------------
Assets
     Investments, at value (cost $377,714,873)          $369,401,294
     Cash                                                      1,243
     Receivable  for  investments  sold                    2,954,111
     Receivable  for  fund  units  sold                      101,808
     Dividends  and  interest  receivable                    222,521
     Other  assets                                             4,308
                                                        ------------
         Total  assets                                   372,685,285
                                                        ------------

Liabilities
     Payable for investments purchased                     1,888,541
     Payable for fund units purchased                        107,918
     Accrued expenses                                        485,429
     Other liabilities                                         1,045
                                                        ------------
         Total liabilities                                 2,482,933
                                                        ------------

Net Assets                                              $370,202,352
                                                        ============

Net asset value, redemption price and offering
price per unit of beneficial interest (
$370,202,352/5,667,942 units outstanding)               $      65.32
                                                        ============

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Investment income:
     Dividend income                                            $     428,010           $     830,534
     Interest income                                                  191,700                 429,405
                                                                -------------------------------------

         Total investment income                                      619,710               1,259,939

Expenses:
     Investment advisory fee                                          389,212                 823,262
     State Street Bank & Trust Company - program fee                  247,968                 505,129
     American Bar Retirement Association - program fee                 40,290                  84,171
     Trustee, management and administration fees                       69,658                 143,888
     Other  expenses  and  taxes                                       37,082                  75,103
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                               784,210               1,631,553
Program fee reduction from State Street Bank Trust Company             (1,627)                 (3,678)
                                                                -------------------------------------

         Net expenses                                                 782,583               1,627,875
                                                                -------------------------------------

         Net investment loss                                         (162,873)               (367,936)
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                     (5,116,086)            (11,529,309)
         Unrealized appreciation (depreciation) of
         investments during the period                             48,388,915             (33,571,795)
                                                                -------------------------------------

         Net gain (loss) on investments                            43,272,829             (45,101,104)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                              $  43,109,956            ($45,469,040)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Decrease in net assets from:
Operations:
         Net investment loss                                    $    (162,873)              $(367,936)
         Net realized loss on investments                          (5,116,086)            (11,529,309)
         Unrealized appreciation (depreciation) of
         investments during the period                             48,388,915             (33,571,795)
                                                                -------------------------------------

         Net increase (decrease) in net assets resulting
         from operations                                           43,109,956             (45,469,040)
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               6,842,406              13,169,780
         Cost of units redeemed                                    (6,347,018)            (18,968,075)

         Net increase (decrease) in net assets resulting
         from participant transactions                                495,388              (5,798,295)
                                                                -------------------------------------

                  Total increase (decrease) in net assets          43,605,344             (51,267,335)

Net Assets:
         Beginning of period                                      326,597,008             421,469,687
                                                                -------------------------------------
         End of period                                          $ 370,202,352           $ 370,202,352
                                                                ======================================

Number of units:
         Outstanding-beginning of period                            5,661,663               5,764,135
                  Sold                                                108,228                 199,340
                  Redeemed                                           (101,949)               (295,533)

         Outstanding-end of period                                  5,667,942               5,667,942
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited



Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Investment income                                               $   0.11                $   0.22
Expenses                                                           (0.14)                  (0.29)

                                                                -------------------------------------
Net investment loss                                                (0.03)                  (0.07)
Net realized and unrealized gain (loss) on investments              7.66                   (7.73)

                                                                -------------------------------------
Net increase (decrease) in unit value                               7.63                   (7.80)
Net asset value at beginning of period                             57.69                   73.12

                                                                -------------------------------------

Net asset value at end of period                                $  65.32                $  65.32

                                                                =====================================
Ratio of expenses to average net assets*                            0.80%                   0.87%
Ratio of net investment income to average net assets*              (0.18)%                 (0.20)%
Portfolio turnover**                                               12.82%                  22.50%
Number of units outstanding at end of period (in thousands)        5,668                   5,668

--------------------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $471,120,689)                  $ 516,582,357
     Cash                                                               1,694
     Receivable  for  investments  sold                             7,003,196
     Receivable  for  fund  units  sold                               113,526
     Dividends  and  interest  receivable                           2,213,402
     Other  assets                                                      8,125
                                                                -------------

         Total  assets                                            525,922,299
                                                                -------------

Liabilities
     Payable for investments purchased                             57,055,479
     Payable for fund units purchased                                       0
     Accrued expenses                                                 345,906
     Other liabilities                                                    405
                                                                -------------

         Total liabilities                                         57,401,790
                                                                -------------

Net Assets                                                      $ 468,520,510
                                                                =============

Net asset value, redemption price and offering
price per unit of beneficial interest (
$468,520,510/ 7,136,400 units outstanding)                      $       65.65
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Investment income:
     Dividend income                                            $     773,148           $   1,639,323
     Interest income                                                3,313,525               6,801,329
                                                                -------------------------------------

         Total investment income                                    4,086,673               8,440,652

Expenses:
     Investment  advisory  fee                                        262,861                 516,531
     State  Street  Bank  &  Trust  Company - program  fee            323,132                 622,375
     American  Bar  Retirement  Association - program  fee             52,471                 103,477
     Trustee, management and administration fees                       90,718                 176,998
     Other  expenses  and  taxes                                       52,516                 113,175
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                               781,698               1,532,556
Program fee reduction from State Street Bank Trust Company             (2,125)                 (4,513)
                                                                -------------------------------------

         Net expenses                                                 779,573               1,528,043
                                                                -------------------------------------

         Net investment income                                      3,307,100               6,912,608
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized gain on investments sold                      3,587,852               3,815,023
         Unrealized appreciation (depreciation) of investments
         during the period                                         15,112,905                (816,376)
                                                                -------------------------------------

         Net gain on investments                                   18,700,757               2,998,647
                                                                -------------------------------------

         Net increase in net assets resulting from operations   $  22,007,856           $   9,911,255
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Increase in net assets from:
Operations:
         Net investment income                                  $   3,307,100           $   6,912,608
         Net realized gain on investments                           3,587,852               3,815,023
         Unrealized appreciation (depreciation) of
         investments during the period                             15,112,905                (816,376)
                                                                -------------------------------------

         Net increase in net assets resulting from operations      22,007,856               9,911,255
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               7,829,514              17,419,979
         Cost of units redeemed                                    (5,570,215)            (15,203,655)

         Net increase in net assets resulting from
         participant transactions                                   2,259,299               2,216,324
                                                                -------------------------------------

                  Total increase in net assets                     24,267,155              12,127,579

Net Assets:
         Beginning of period                                      444,253,355             456,392,930
                                                                -------------------------------------
         End of period                                          $ 468,520,510           $ 468,520,509
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            7,101,511               7,102,636
                  Sold                                                120,724                 269,192
                  Redeemed                                            (85,835)               (235,428)

         Outstanding-end of period                                  7,136,400               7,136,400
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Investment income                                               $   0.57                $   1.18
Expenses                                                           (0.11)                  (0.21)

                                                                -------------------------------------
Net investment income                                               0.46                    0.97
Net realized and unrealized gain on investments                     2.63                    0.42

                                                                -------------------------------------
Net increase in unit value                                          3.09                    1.39
Net asset value at beginning of period                             62.56                   64.26

                                                                -------------------------------------

Net asset value at end of period                                 $ 65.64                $  65.65

                                                                =====================================
Ratio of expenses to average net assets*                            0.67%                   0.67%
Ratio of net investment income to average net assets*               2.84%                   3.01%
Portfolio turnover**                                               50.30%                 112.27%
Number of units outstanding at end of period (in thousands)        7,136                   7,136

--------------------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $1,048,649,053)                $1,132,273,251
     Cash                                                                2,716
     Receivable  for  investments  sold                             60,012,903
     Receivable  for  fund  units  sold                                639,279
     Dividends  and  interest  receivable                              523,137
     Other  assets                                                      30,155
                                                                --------------

         Total assets                                            1,193,481,441
                                                                --------------

Liabilities
     Payable for investments purchased                              54,226,802
     Payable for fund units purchased                                        0
     Accrued expenses                                                1,051,657
     Other liabilities                                                       0
                                                                --------------

         Total liabilities                                          55,278,459
                                                                --------------


Net Assets                                                      $1,138,202,982
                                                                ==============


Net asset value, redemption price and offering
price per unit of beneficial interest
($1,138,202,982/23,408,371 units outstanding)                   $        48.62
                                                                ==============

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                -------------------------------------
Investment income:
     Dividend income                                            $   1,846,003           $   4,053,743
     Interest income                                                  261,898                 567,157
                                                                -------------------------------------

         Total investment income                                    2,107,901               4,620,900

Expenses:
     Investment  advisory  fee                                        667,344               1,385,334
     State  Street  Bank  &  Trust  Company - program  fee            802,300               1,641,209
     American  Bar  Retirement  Association - program  fee            130,335                 273,541
     Trustee, management and administration fees                      225,343                 467,609
     Other  expenses  and  taxes                                       13,084                  40,615
     Registration fees                                                116,594                 240,690
                                                                -------------------------------------

         Total expenses                                             1,955,000               4,048,998
Program fee reimbursement from State Street Bank Trust Company         (5,270)                (11,964)
                                                                -------------------------------------

         Net expenses                                               1,949,730               4,037,034
                                                                -------------------------------------

         Net investment income                                        158,171                 583,866
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                    (36,101,427)            (40,851,411)
         Unrealized appreciation (depreciation) of
         investments during the period                            117,433,784            (147,385,485)
                                                                -------------------------------------

         Net gain (loss) on investments                            81,332,357            (188,236,896)
                                                                -------------------------------------

         Net increase (decrease) in net assets resulting
         from operations                                        $  81,490,528           ($187,653,030)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase (decrease) in net assets from:
Operations:
         Net investment income                                  $      158,171           $     583,866
         Net realized loss on investments                          (36,101,427)            (40,851,411)
         Unrealized depreciation of investments
         during the period                                         117,433,784            (147,385,485)
                                                                --------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                                  81,490,528            (187,653,030)
                                                                --------------------------------------


Participant transactions:
         Proceeds from sales of units                               11,683,938              17,373,036
         Cost of units redeemed                                    (19,423,493)            (75,866,566)

         Net decrease in net assets resulting from
         participant transactions                                   (7,739,555)            (58,493,530)
                                                                --------------------------------------

                  Total decrease in net assets                      73,750,973            (246,146,560)

Net Assets:
         Beginning of period                                     1,064,452,009           1,384,349,542
                                                                --------------------------------------
         End of period                                          $1,138,202,982          $1,138,202,982
                                                                ======================================

Number of units:
         Outstanding-beginning of period                            24,594,014              24,594,014
                  Sold                                                  90,938                 203,824
                  Redeemed                                          (1,276,581)             (1,389,467)

         Outstanding-end of period                                  23,408,371              23,408,371
                                                                ======================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.09                $   0.19
Expenses                                                           (0.08)                  (0.17)

                                                                -------------------------------------
Net investment income                                               0.01                    0.02
Net realized and unrealized loss on investments                     3.45                   (7.69)

                                                                -------------------------------------
Net decrease in unit value                                          3.46                   (7.67)
Net asset value at beginning of period                             45.16                   56.29

                                                                -------------------------------------

Net asset value at end of period                                $  48.62                $  48.62

                                                                =====================================
Ratio of expenses to average net assets*                            0.67%                   0.66%
Ratio of net investment income to average net assets*               0.05%                   0.10%
Portfolio turnover**                                               12.80%                  23.09%
Number of units outstanding at end of period (in thousands)        23,408                  23,408
--------------------------------------------------------------------------------
*Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $313,001,595)                  $ 273,959,962
     Cash                                                              65,546
     Receivable  for  investments  sold                               116,022
     Receivable  for  fund  units  sold                                88,608
     Dividends  and  interest  receivable                                   0
     Other  assets                                                      2,826
                                                                -------------

         Total  assets                                            274,232,964
                                                                -------------

Liabilities
     Payable for investments purchased                                 65,546
     Payable for fund units purchased                                       0
     Accrued expenses                                                  98,129
     Other liabilities                                                      0
                                                                -------------

         Total liabilities                                            163,675
                                                                -------------


Net Assets                                                      $ 274,069,289
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($274,069,289/9,684,986 units outstanding)                      $       28.30
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income                                            $           0           $       8,069
     Interest income                                                        0                       0
                                                                -------------------------------------

         Total investment income                                            0                   8,069

Expenses:
     Investment  advisory  fee                                              0                       0
     State  Street  Bank  &  Trust  Company - program  fee            188,334                 370,221
     American  Bar  Retirement  Association - program  fee             30,578                  61,594
     Trustee, management and administration fees                       52,874                 105,341
     Other  expenses  and  taxes                                       27,354                  54,260
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                               299,140                 591,416
Program fee reduction from State Street Bank Trust Company             (1,233)                 (2,685)
                                                                -------------------------------------

         Net expenses                                                 297,907                 588,731
                                                                -------------------------------------

         Net investment loss                                         (297,907)               (580,662)
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                       (592,166)             (1,392,822)
         Unrealized appreciation (depreciation) of
         investments during the period                             18,153,016             (15,947,880)
                                                                -------------------------------------

         Net gain (loss) on investments                            17,560,850             (17,340,702)
                                                                -------------------------------------

         Net increase (decrease) in net assets resulting
         from operations                                        $  17,262,943            ($17,921,364)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase (decrease) in net assets from:
Operations:
         Net investment loss                                        ($297,907)              ($580,662)
         Net realized loss on investments                            (592,166)             (1,392,822)
         Unrealized appreciation (depreciation) of
         investments during the period                             18,153,016             (15,947,880)
                                                                -------------------------------------

         Net increase (decrease) in net assets resulting
         from operations                                           17,262,943             (17,921,364)
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               6,213,455              13,726,008
         Cost of units redeemed                                    (2,292,440)             (6,700,753)

         Net increase in net assets resulting from
         participant transactions                                   3,921,015               7,025,255
                                                                -------------------------------------

                  Total decrease in net assets                     21,183,958             (10,896,109)

Net Assets:
         Beginning of period                                      252,885,331             284,965,398
                                                                -------------------------------------
         End of period                                          $ 274,069,289           $ 274,069,289
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            9,540,740               9,434,744
                  Sold                                                225,084                 488,945
                  Redeemed                                            (80,838)               (238,703)

         Outstanding-end of period                                  9,684,986               9,684,986
                                                                =====================================


         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.00                $   0.00
Expenses                                                           (0.03)                  (0.06)

                                                                -------------------------------------
Net investment loss                                                (0.03)                  (0.06)
Net realized and unrealized gain (loss) on investments              1.82                   (1.84)

                                                                -------------------------------------
Net increase (decrease) in unit value                               1.79                   (1.90)
Net asset value at beginning of period                             26.51                   30.20

                                                                -------------------------------------

Net asset value at end of period                                $  28.30                $  28.30

                                                                =====================================
Ratio of expenses to average net assets*                            0.44%                   0.43%
Ratio of net investment income to average net assets*              (0.44)%                 (0.43)%
Portfolio turnover**                                                1.54%                   3.38%
Number of units outstanding at end of period (in thousands)        9,685                   9,685
--------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of shares of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $160,426,903)                  $ 162,811,402
     Cash                                                                   0
     Receivable  for  investments  sold                             1,057,793
     Receivable  for  fund  units  sold                                     0
     Dividends  and  interest  receivable                             742,269
     Other  assets                                                      1,604
                                                                -------------

         Total  assets                                            164,613,068
                                                                -------------

Liabilities
     Payable for investments purchased                              1,828,175
     Payable for fund units purchased                                     606
     Accrued expenses                                                  58,346
     Other liabilities                                                      0
                                                                -------------

         Total liabilities                                          1,887,127
                                                                -------------


Net Assets                                                      $ 162,725,941
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($162,725,941/11,120,604 units outstanding)                     $       14.63
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income                                            $   2,406,877           $   4,816,828
     Interest income                                                        0                       0
                                                                -------------------------------------

         Total investment income                                    2,406,877               4,816,828

Expenses:
     Investment  advisory  fee                                              0                       0
     State  Street  Bank  &  Trust  Company - program  fee            112,307                 212,685
     American  Bar  Retirement  Association - program  fee             18,221                  35,315
     Trustee, management and administration fees                       31,511                  60,421
     Other  expenses  and  taxes                                       16,310                  31,159
     Amortization of organization expenses                                  0                       0
                                                                -------------------------------------

         Total expenses                                               178,349                 339,580
Program fee reduction from State Street Bank Trust Company               (738)                 (1,539)
                                                                -------------------------------------

         Net expenses                                                 177,611                 338,041
                                                                -------------------------------------

         Net investment income                                      2,229,266               4,478,787
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                       (178,401)               (275,273)
         Unrealized depreciation of investments
         during the period                                         (2,593,705)               (684,222)
                                                                -------------------------------------

         Net loss on investments                                   (2,772,106)               (959,495)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                                  ($542,840)          $   3,519,292
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase in net assets from:
Operations:
         Net investment income                                  $   2,229,266           $   4,478,787
         Net realized loss on investments                            (178,401)               (275,273)
         Unrealized depreciation of investments
         during the period                                         (2,593,705)               (684,222)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                                   (542,840)              3,519,292
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               5,529,152              21,614,295
         Cost of units redeemed                                    (2,129,817)             (6,750,927)

         Net increase in net assets resulting
         from participant transactions                              3,399,335              14,863,368
                                                                -------------------------------------

                  Total increase in net assets                      2,856,495              18,382,660

Net Assets:
         Beginning of period                                      159,869,446             144,343,281
                                                                -------------------------------------
         End of period                                          $ 162,725,941           $ 162,725,941
                                                                =====================================

Number of units:
         Outstanding-beginning of period                           10,887,341              10,100,741
                  Sold                                                379,216               1,482,226
                  Redeemed                                           (145,953)               (462,363)

         Outstanding-end of period                                 11,120,604              11,120,604
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.22                $   0.45
Expenses                                                           (0.02)                  (0.03)

                                                                -------------------------------------
Net investment income                                               0.20                    0.42
Net realized and unrealized loss on investments                    (0.25)                  (0.08)

                                                                -------------------------------------
Net increase (decrease) in unit value                              (0.05)                   0.34
Net asset value at beginning of period                             14.68                   14.29

                                                                -------------------------------------

Net asset value at end of period                                $  14.63                $  14.63

                                                                =====================================
Ratio of expenses to average net assets*                            0.44%                   0.43%
Ratio of net investment income to average net assets*               5.48%                   5.74%
Portfolio turnover**                                                4.74%                   9.69%
Number of units outstanding at end of period (in thousands)       11,121                  11,121
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

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $106,317,036)                  $  98,837,378
     Cash                                                                 690
     Receivable  for  investments  sold                             3,904,649
     Receivable  for  fund  units  sold                               954,028
     Dividends  and  interest  receivable                             431,151
     Other  assets                                                     13,624
                                                                -------------

         Total  assets                                            104,141,520
                                                                -------------

Liabilities
     Payable for investments purchased                                660,091
     Payable for fund units purchased                               6,671,912
     Accrued expenses                                                  85,639
     Other liabilities                                                  2,816
                                                                -------------

         Total liabilities                                          7,420,458
                                                                -------------


Net Assets                                                      $  96,721,062
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($96,721,062/5,113,601 units outstanding)                       $       18.91
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income                                            $     276,211           $     432,469
     Interest income                                                   34,738                  68,055
                                                                -------------------------------------

         Total investment income                                      310,949                 500,524

Expenses:
     Investment  advisory  fee                                         50,585                  99,745
     State  Street  Bank  &  Trust  Company - program  fee             70,239                 138,991
     American  Bar  Retirement  Association - program  fee             11,400                  23,131
     Trustee, management and administration fees                       19,723                  39,570
     Other  expenses  and  taxes                                       56,212                  65,840
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                               208,159                 367,277
Program fee reduction from State Street Bank Trust Company            (13,817)                (27,634)
                                                                -------------------------------------

         Net expenses                                                 194,342                 339,643
                                                                -------------------------------------

         Net investment income                                        116,607                 160,881
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                     (6,111,029)            (16,244,645)
         Unrealized appreciation (depreciation) of
         investments during the period                              5,194,744              (3,005,781)
                                                                -------------------------------------

         Net loss on investments                                     (916,285)            (19,250,426)
                                                                -------------------------------------

         Net decrease in net assets resulting
         from operations                                        $    (799,678)          $ (19,089,545)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Decrease in net assets from:
Operations:
         Net investment income                                  $     116,607           $     160,881
         Net realized loss on investments                          (6,111,029)            (16,244,645)
         Unrealized appreciation (depreciation) of
         investments during the period                              5,194,744              (3,005,781)
                                                                -------------------------------------

         Net decrease in net assets resulting from operations        (799,678)            (19,089,545)
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                              93,837,200             176,854,357
         Cost of units redeemed                                   (94,981,509)           (169,670,861)

         Net increase (decrease) in net assets resulting
         from participant transactions                             (1,144,309)              7,183,496
                                                                -------------------------------------

                  Total decrease in net assets                     (1,943,987)            (11,906,050)

Net Assets:
         Beginning of period                                       98,665,049             108,627,111
                                                                -------------------------------------
         End of period                                          $  96,721,062           $  96,721,061
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            5,146,914               4,729,562
                  Sold                                              4,715,049               8,591,011
                  Redeemed                                         (4,748,362)             (8,206,972)

         Outstanding-end of period                                  5,113,601               5,113,601
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.06                $   0.10
Expenses                                                           (0.04)                  (0.07)

                                                                -------------------------------------
Net investment income                                               0.02                    0.03
Net realized and unrealized loss on investments                    (0.28)                  (4.09)

                                                                -------------------------------------
Net decrease in unit value                                         (0.26)                  (4.06)
Net asset value at beginning of period                             19.17                   22.97

                                                                -------------------------------------

Net asset value at end of period                                $  18.91                $  18.91

                                                                =====================================
Ratio of expenses to average net assets*                            0.76%                   0.66%
Ratio of net investment income to average net assets*               0.46%                   0.31%
Portfolio turnover**                                               56.34%                 119.16%
Number of units outstanding at end of period (in thousands)        5,114                   5,114
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

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost  $777,534,467.)                $ 777,534,467
     Cash                                                                   0
     Interest  Receivable                                             122,275
     Receivable  for  fund  units  sold                             6,304,714
     Other  assets                                                      7,729
                                                                -------------

         Total  assets                                            783,969,185
                                                                -------------


Liabilities
     Payable for fund units redeemed                                  328,213
     Accrued expenses                                                 267,796
                                                                -------------

         Total liabilities                                            596,009
                                                                -------------

Net Assets                                                      $ 783,373,176
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($783,373,176/783,373,176 units outstanding)                    $        1.00
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------

Interest income                                                 $  11,509,029           $  23,257,016
                                                                -------------------------------------

Expenses:
     State  Street  Bank  &  Trust  Company - program  fee            538,546               1,018,778
     American  Bar  Retirement  Association - program  fee             87,403                 169,234
     Trustee, management and administration fees                      151,159                 289,575
     Other  expenses  and  taxes                                       78,256                 149,307
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                               855,364               1,626,894
     Program fee reduction from State Street Bank Trust Company        (3,555)                 (7,388)
                                                                -------------------------------------

         Net expenses                                                 851,809               1,619,506
                                                                -------------------------------------

         Net investment income                                  $  10,657,220           $  21,637,510
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase in net assets from:
Operations:
         Net investment income and net increase in net
         assets resulting from operations                          10,657,220              21,637,510
                                                                -------------------------------------

         Distributions from investment income                     (10,657,219)            (21,637,510)
                                                                -------------------------------------

Participant transactions:
         Proceeds from sales of units                              94,288,684             198,719,413
         Units issued in connection with reinvestment
         of net investment income                                  10,657,219              21,637,510
         Cost of units redeemed                                   (90,128,646)           (163,420,929)

         Net increase in net assets resulting from
         participant transactions                                  14,817,257              56,935,994
                                                                -------------------------------------

                  Total increase in net assets                     14,817,258              56,935,994
                                                                -------------------------------------


Net Assets:
         Beginning of period                                      768,555,918             726,437,182
                                                                -------------------------------------
         End of period                                          $ 783,373,176           $ 783,373,176
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                            Per-Unit Data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------

Investment income                                               $   0.012               $  0.028
Expenses                                                           (0.001)                (0.002)
                                                                -------------------------------------

Net investment income                                               0.011                  0.026
Reinvestment of net investment income                              (0.011)                (0.026)
                                                                -------------------------------------

Net increase in unit value                                          0.00                    0.00
Net asset value at beginning of period                              1.00                    1.00
                                                                -------------------------------------

Net asset value at end of period                                $   1.00                $   1.00
                                                                =====================================

Ratio of expenses to average net assets*                             .44%                    .43%
Ratio of net investment income to average net assets*               5.47%                   5.75%
Number of units outstanding at end of period (in thousands)      783,373                 783,373
--------------------------------------------------------------------------------
*Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $194,648,156)                  $ 211,139,088
     Cash                                                              20,912
     Receivable  for  investments  sold                                     0
     Receivable  for  fund  units  sold                                69,644
     Dividends  and  interest  receivable                             280,056
     Other  assets                                                      2,205
                                                                -------------

         Total  assets                                            211,511,905
                                                                -------------

Liabilities
     Payable for investments purchased                                 12,593
     Payable for fund units purchased                                       0
     Accrued expenses                                                 113,900
     Other liabilities                                                      0
                                                                -------------

         Total liabilities                                            126,493
                                                                -------------


Net Assets                                                      $ 211,385,412
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($211,385,412 / 7,852,357 units outstanding)                    $       26.92
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income (net of foreign tax expense of $768)       $     834,357           $   1,639,474
     Interest income                                                   45,404                 121,846
                                                                -------------------------------------

         Total investment income                                      879,761               1,761,320

Expenses:
     Investment  advisory  fee                                        120,077                 232,672
     State  Street  Bank  &  Trust  Company - program  fee            141,735                 267,542
     American  Bar  Retirement  Association - program  fee             23,018                  44,446
     Trustee, management and administration fees                       39,794                  76,038
     Other  expenses  and  taxes                                       21,029                  39,959
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                               345,653                 660,657
Program fee reduction from State Street Bank Trust Company               (930)                 (1,933)
                                                                -------------------------------------

         Net expenses                                                 344,723                 658,724
                                                                -------------------------------------

         Net investment income                                        535,038               1,102,596
                                                                -------------------------------------

Realized and unrealized gain on investments:
         Net realized gain on investments sold                      1,112,014                 808,081
         Unrealized appreciation of investments
         during the period                                          9,716,222                 946,202
                                                                -------------------------------------

         Net gain on investments                                   10,828,236               1,754,283
                                                                -------------------------------------

         Net increase in net assets resulting
         from operations                                        $  11,363,274           $   2,856,879
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase in net assets from:
Operations:
         Net investment income                                  $     535,038           $   1,102,596
         Net realized gain on investments                           1,112,014                 808,081
         Unrealized appreciation of investments
         during the period                                          9,716,222                 946,202
                                                                -------------------------------------

         Net increase in net assets resulting from operations      11,363,274               2,856,879
                                                                -------------------------------------

Participant transactions:
         Proceeds from sales of units                               9,350,977              26,261,882
         Cost of units redeemed                                       213,424              (5,155,759)

         Net increase in net assets resulting from
         participant transactions                                   9,564,401              21,106,123
                                                                -------------------------------------

                  Total increase in net assets                     20,927,675              23,963,002

Net Assets:
         Beginning of period                                      190,457,737             187,422,410
                                                                -------------------------------------
         End of period                                          $ 211,385,412           $ 211,385,412
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            7,494,386               7,069,321
                  Sold                                                349,613                 989,976
                  Redeemed                                              8,357                (206,941)

         Outstanding-end of period                                  7,852,356               7,852,356
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.11                $   0.23
Expenses                                                           (0.04)                  (0.09)

                                                                -------------------------------------
Net investment income                                               0.07                    0.14
Net realized and unrealized gain on investments                     1.44                    0.27

                                                                -------------------------------------
Net increase in unit value                                          1.51                    0.41
Net asset value at beginning of period                             25.41                   26.51

                                                                -------------------------------------

Net asset value at end of period                                $  26.92                $  26.92

                                                                =====================================
Ratio of expenses to average net assets*                            0.67%                   0.67%
Ratio of net investment income to average net assets*               1.04%                   1.12%
Portfolio turnover**                                                3.83%                   8.35%
Number of units outstanding at end of period (in thousands)        7,852                   7,852
--------------------------------------------------------------------------------
*Not annualized
** Annualized.

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $28,200,633)                   $  30,724,638
     Cash                                                                   0
     Receivable  for  investments  sold                               209,468
     Receivable  for  fund  units  sold                                     0
     Dividends  and  interest  receivable                                   0
     Other  assets                                                          0
                                                                -------------

         Total  assets                                             30,934,106
                                                                -------------

Liabilities
     Payable for investments purchased                                207,500
     Payable for fund units purchased                                   1,968
     Accrued expenses                                                       0
     Other liabilities                                                      0
                                                                -------------

         Total liabilities                                            209,468
                                                                -------------


Net Assets                                                      $  30,724,638
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($30,724,638/1,889,346 units outstanding)                       $       16.26
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income                                            $           0           $           0
     Interest income                                                        0                       0
                                                                -------------------------------------

         Total investment income                                            0                       0

Expenses:
     Investment  advisory  fee                                              0                       0
     State  Street  Bank  &  Trust  Company - program  fee                  0                       0
     American  Bar  Retirement  Association - program  fee                  0                       0
     Trustee, management and administration fees                            0                       0
     Other  expenses  and  taxes                                            0                       0
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                                     0                       0
Program fee reduction from State Street Bank Trust Company                  0                       0
                                                                -------------------------------------

         Net expenses                                                       0                       0
                                                                -------------------------------------

         Net investment income                                              0                       0
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                     (1,167,585)             (1,160,214)
         Unrealized appreciation of investments
         during the period                                          1,824,860                 797,892
                                                                -------------------------------------

         Net gain (loss) on investments                               657,275                (362,322)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                              $     657,275           $    (362,322)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase in net assets from:
Operations:
         Net investment income                                  $           0           $           0
         Net realized loss on investments                          (1,167,585)             (1,160,214)
         Unrealized appreciation of investments
         during the period                                          1,824,860                 797,892
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                                    657,275                (362,322)
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               1,610,733               4,224,080
         Cost of units redeemed                                    (1,727,571)             (3,394,826)

         Net increase (decrease) in net assets resulting
         from participant transactions                               (116,838)                829,254
                                                                -------------------------------------

                  Total increase in net assets                        540,437                 466,932

Net Assets:
         Beginning of period                                       30,184,201              30,257,706
                                                                -------------------------------------
         End of period                                          $  30,724,638           $  30,724,638
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            1,896,111               1,839,139
                  Sold                                                 98,893                 258,083
                  Redeemed                                           (105,658)               (207,876)

         Outstanding-end of period                                  1,889,346               1,889,346
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.00                $   0.00
Expenses                                                            0.00                    0.00

                                                                -------------------------------------
Net investment income                                               0.00                    0.00
Net realized and unrealized gain (loss) on investments              0.02                   (0.19)

                                                                -------------------------------------
Net increase (decrease) in unit value                               0.34                   (0.19)
Net asset value at beginning of period                             15.92                   16.45

                                                                -------------------------------------

Net asset value at end of period                                $  16.26                $  16.26

                                                                =====================================
Ratio of expenses to average net assets*                            0.00%                   0.00%
Ratio of net investment income to average net assets*               0.00%                   0.00%
Portfolio turnover**                                                8.01%                  18.32%
Number of units outstanding at end of period (in thousands)        1,889                   1,889
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

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $103,195,784)                  $ 114,931,990
     Cash                                                                   0
     Receivable  for  investments  sold                               837,088
     Receivable  for  fund  units  sold                                54,500
     Dividends  and  interest  receivable                                   0
     Other  assets                                                          0
                                                                -------------

         Total  assets                                            115,823,578
                                                                -------------

Liabilities
     Payable for investments purchased                                891,589
     Payable for fund units purchased                                       0
     Accrued expenses                                                       0
     Other liabilities                                                      0
                                                                -------------

         Total liabilities                                            891,589
                                                                -------------


Net Assets                                                      $ 114,931,989
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($114,931,989/6,563,286 units outstanding)                      $       17.51
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income                                            $           0           $           0
     Interest income                                                        0                       0
                                                                -------------------------------------

         Total investment income                                            0                       0

Expenses:
     Investment  advisory  fee                                              0                       0
     State  Street  Bank  &  Trust  Company - program  fee                  0                       0
     American  Bar  Retirement  Association - program  fee                  0                       0
     Trustee, management and administration fees                            0                       0
     Other  expenses  and  taxes                                            0                       0
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                                     0                       0
Program fee reduction from State Street Bank Trust Company                  0                       0
                                                                -------------------------------------

         Net expenses                                                       0                       0
                                                                -------------------------------------

         Net investment income                                              0                       0
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                     (8,206,756)             (8,291,630)
         Unrealized appreciation of investments
         during the period                                         11,603,693               3,083,213
                                                                -------------------------------------

         Net gain (loss) on investments                             3,396,937              (5,208,417)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                              $   3,396,937           $  (5,208,417)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Increase (decrease) in net assets from:
Operations:
         Net investment income                                  $           0           $           0
         Net realized loss on investments                          (8,206,756)             (8,291,630)
         Unrealized appreciation of investments
         during the period                                         11,603,693               3,083,213
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                                  3,396,937              (5,208,417)
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               4,097,425               6,827,807
         Cost of units redeemed                                    (4,825,432)             (7,074,716)

         Net decrease in net assets resulting from
         participant transactions                                    (728,007)               (246,909)
                                                                -------------------------------------

                  Total increase (decrease) in net assets           2,668,930              (5,455,326)

Net Assets:
         Beginning of period                                      112,263,059             120,387,315
                                                                -------------------------------------
         End of period                                          $ 114,931,989           $ 114,931,989
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            6,599,766               6,575,412
                  Sold                                                234,386                 386,440
                  Redeemed                                           (270,866)               (398,566)

         Outstanding-end of period                                  6,563,286               6,563,286
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.00                $   0.00
Expenses                                                            0.00                    0.00

                                                                -------------------------------------
Net investment income                                               0.00                    0.00
Net realized and unrealized gain (loss) on investments              0.50                   (0.65)

                                                                -------------------------------------
Net increase (decrease) in unit value                               0.50                   (0.80)
Net asset value at beginning of period                             17.01                   18.31

                                                                -------------------------------------

Net asset value at end of period                                $  17.51                $  17.51

                                                                =====================================
Ratio of expenses to average net assets*                            0.00%                   0.00%
Ratio of net investment income to average net assets*               0.00%                   0.00%
Portfolio turnover**                                                6.85%                  14.40%
Number of units outstanding at end of period (in thousands)        6,563                   6,563
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

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                June 30, 2001
                                                                -------------
Assets
     Investments, at value (cost $93,874,579)                   $ 101,562,300
     Cash                                                                   0
     Receivable  for  investments  sold                               595,981
     Receivable  for  fund  units  sold                                41,124
     Dividends  and  interest  receivable                                   0
     Other  assets                                                          0
                                                                -------------

         Total  assets                                            102,199,405
                                                                -------------

Liabilities
     Payable for investments purchased                                637,105
     Payable for fund units purchased                                       0
     Accrued expenses                                                       0
     Other liabilities                                                      0
                                                                -------------

         Total liabilities                                            637,105
                                                                -------------


Net Assets                                                      $ 101,562,300
                                                                =============


Net asset value, redemption price and offering
price per unit of beneficial interest
($101,562,300/5,381,450 units outstanding)                      $       18.87
                                                                =============

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                             Statement of Operations
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income:
     Dividend income                                            $           0           $           0
     Interest income                                                        0                       0
                                                                -------------------------------------

                                                                            0                       0

Expenses:
     Investment  advisory  fee                                              0                       0
     State  Street  Bank  &  Trust  Company - program  fee                  0                       0
     American  Bar  Retirement  Association - program  fee                  0                       0
     Trustee, management and administration fees                            0                       0
     Other  expenses  and  taxes                                            0                       0
     Registration fees                                                      0                       0
                                                                -------------------------------------

         Total expenses                                                     0                       0
Program fee reduction from State Street Bank Trust Company                  0                       0
                                                                -------------------------------------

         Net expenses                                                       0                       0
                                                                -------------------------------------

         Net investment income                                              0                       0
                                                                -------------------------------------

Realized and unrealized gain (loss) on investments:
         Net realized loss on investments sold                     (7,452,687)             (7,157,953)
         Unrealized appreciation (depreciation) of
         investments during the period                             11,676,390                (689,364)
                                                                -------------------------------------

         Net gain (loss) on investments                             4,223,703              (7,847,317)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                              $   4,223,703           $  (7,847,317)
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Decrease in net assets from:
Operations:
         Net investment income                                  $           0           $           0
         Net realized loss on investments                          (7,452,687)             (7,157,953)
         Unrealized appreciation (depreciation) of
         investments during the period                             11,676,390                (689,364)
                                                                -------------------------------------

         Net increase (decrease) in net assets
         resulting from operations                                  4,223,703              (7,847,317)
                                                                -------------------------------------


Participant transactions:
         Proceeds from sales of units                               4,213,411               7,455,676
         Cost of units redeemed                                    (1,588,446)             (2,824,415)

         Net increase in net assets resulting from
         participant transactions                                   2,624,965               4,631,261
                                                                -------------------------------------

                  Total increase (decrease) in net assets           6,848,668              (3,216,056)

Net Assets:
         Beginning of period                                       94,713,634             104,778,358
                                                                -------------------------------------
         End of period                                          $ 101,562,302           $ 101,562,302
                                                                =====================================

Number of units:
         Outstanding-beginning of period                            5,240,854               5,142,118
                  Sold                                                223,151                 386,489
                  Redeemed                                            (82,555)               (147,157)

         Outstanding-end of period                                  5,381,450               5,381,450
                                                                =====================================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the period:

                                                                For the period       For the period
                                                                April 1, 2001        January 1, 2001
                                                                to June 30, 2001     to June 30, 2001
                                                                --------------------------------------
Investment income                                               $   0.00                $   0.00
Expenses                                                            0.00                    0.00

                                                                -------------------------------------
                                                                    0.00                    0.00
                                                                   (0.66)                  (1.49)

                                                                -------------------------------------
                                                                    0.82                   (1.49)
Net asset value at beginning of period                             18.07                   20.38

                                                                -------------------------------------

Net asset value at end of period                                $  18.89                $  18.89

                                                                =====================================
Ratio of expenses to average net assets*                            0.00%                   0.00%
                                                                    0.00%                   0.00%
Portfolio turnover**                                                4.22%                   9.90%
Number of units outstanding at end of period (in thousands)        5,381                   5,381
--------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The second quarter of 2002 provided relief for equity investors in the domestic market. As has been the case for the past several quarters, small capitalization stocks performed better than large capitalization stocks. Value stocks, after a year of outperformance, lagged the gains posted by the growth stocks. Technology stocks recovered from the previous quarter's steep decline to post strong positive returns. The materials and processing sector along with the consumer discretionary sector also had a strong quarter. Energy and oil stocks suffered losses for the quarter. The Federal Reserve continued to lower short-term interest rates in hope to encourage growth in the U. S. economy. Despite the easing of the short-term rates, long-term bond yields rose and the bond market experienced negative returns. The international markets finished with established markets down and emerging markets experiencing positive returns.

AGGRESSIVE EQUITY FUND

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30, 2001, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 13.55%. By comparison, the Russell 2000 Index produced a total return of 14.29% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were information technology, health care and consumer discretionary. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at June 30, 2001 included Elan PLC, Kohls Corp., Genzyme Corp., Ace Ltd., Fiserv Inc., IDEC Pharmaceuticals Corp, Allergan Inc., Check Point Software Technologies Ltd., Biogen Inc., and Veritas Software Corp.

BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended June 30, 2001, the Balanced Fund experienced a total return, net of Expenses, of 4.95%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of 4.01%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were information technology, financials and consumer discretionary. Securities representing the largest equity holdings based on market value in the Balanced Fund at June 30, 2001 included USA Education Inc., Astrazeneca PLC, Loews Co. Inc., Pfizer

Inc., XL Capital Ltd., Kellogg Co., Applied Materials Inc., Bank of America Corp., AOL Time Warner Inc. and Washington Mutual Inc. The fixed income portion was heavily invested in government agency and mortgage related issues.

GROWTH EQUITY FUND

         The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Growth Equity Fund (approximately one-third as of August 15, 2001) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund is actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

         For the quarter ended June 30, 2001, the Growth Equity Fund experienced a total return, net of Expenses, of 7.66%. By comparison, the Russell 1000 Growth Index produced a return of 8.42% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were information technology, health care, consumer discretionary, industrials and financials. Securities representing the largest holdings based on market value in the Growth Equity Fund at June 30, 2001 included General Electric Company, Pfizer Inc., Microsoft Corp., AOL Time Warner Inc., Tyco International Ltd., Cisco Systems Inc., Intel Corp, Amgen Inc. Home Depot Inc. and American Intl Group Inc.

INDEX EQUITY FUND

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

         The Fund produced a total return, net of Expenses, of 6.76% for the quarter ended June 30, 2001. By comparison, the Russell 3000 Index produced a return of 6.88% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

         For the quarter ended June 30, 2001, the Intermediate Bond Fund experienced a total return, net of Expenses, of (0.35)%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 0.56% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended June 30, 2001, the International Equity Fund experienced a total return, net of Expenses, of (1.34)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (1.75)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of June 30, 2001, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were GlaxoSmithKline, TotalFinaElf SA, Shell Transport & Trading Co. Plc., Royal Bank of Scotland Group P.c., ING Group, Reed International Plc, Cannon, NTT DoCoMo, Vodafone Group Plc. and Aventis SA.

         As of June 30, 2001, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were GlaxoSmithKline, Vodafone Group Plc, Munich Reinsurance, Shell Transport & Trading Co. Plc, TotalFinaElf SA, Tesco Corp, Swiss Reinsurance Company, Allianz AG, Nintendo and Sony Corp.

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

         For the quarter ended June 30, 2001, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.51%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 3.97%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

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

         For the quarter ended June 30, 2001, the Value Equity Fund experienced a total return, net of Expenses, of 5.93%. By comparison, the Russell 1000 Value Index produced a return of 4.88% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were financials, industrials and consumer discretionary. Securities representing the largest holdings based on market value in the Value Equity Fund at June 30, 2001 included General Electric Company, Microsoft Corp., Exxon Mobil Corp., Pfizer Inc., Philip Morris Co. Inc., Bank of America Corp., Citigroup Inc., Merck & Co., Bristol Myers Squibb Co and Federal National Mortgage Association.

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

         For the quarter ended June 30, 2001, the Structured Portfolio Service experienced a total return, net of Expenses, of 2.15% for the Conservative Portfolio, 2.95% for the Moderate Portfolio, and 4.43% for the Aggressive Portfolio.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  a.  Exhibit No.   Description

                        3.1 American Bar Association Members/State Street Collective Trust, Amendment No. 1 to Fifth Amended and Restated Fund Declaration for the Growth Equity Fund.


                  b.  Reports on Form 8-K

                                    None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2001.


                              AMERICAN BAR ASSOCIATION MEMBERS/
                              STATE STREET COLLECTIVE TRUST


                              By:  /s/ Beth M. Halberstadt
                                   --------------------------------------------
                                   Beth M. Halberstadt
                                   Vice President and Chief Financial Officer


                              By:  /s/ Susan C. Daniels
                                   --------------------------------------------
                                   Susan C. Daniels
                                   Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX


         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

            3.1 American Bar Association Members/State Street Collective Trust, Amendment No. 1 to Fifth Amended and Restated Fund Declaration for the Growth Equity Fund.