Form 10-Q
period 2001-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2001-11-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________


                          Commission File No. 333-57252


         AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                  04-6691601
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


225 FRANKLIN STREET, BOSTON, MASSACHUSETTS                  02110
-------------------------------------------              ----------
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

     Aggressive Equity Fund
           Statement of Assets and Liabilities............................ 1
           Statement of Operations........................................ 2
           Statement of Changes in Net Assets..............................3
           Per-Unit Data and Ratios........................................4

     Balanced Fund
           Statement of Assets and Liabilities............................ 5
           Statement of Operations........................................ 6
           Statement of Changes in Net Assets..............................7
           Per-Unit Data and Ratios........................................8

     Growth Equity Fund
           Statement of Assets and Liabilities............................ 9
           Statement of Operations....................................... 10
           Statement of Changes in Net Assets.............................11
           Per-Unit Data and Ratios.......................................12

     Index Equity Fund
           Statement of Assets and Liabilities........................... 13
           Statement of Operations....................................... 14
           Statement of Changes in Net Assets.............................15
           Per-Unit Data and Ratios.......................................16

     Intermediate Bond Fund
           Statement of Assets and Liabilities........................... 17
           Statement of Operations....................................... 18
           Statement of Changes in Net Assets.............................19
           Per-Unit Data and Ratios.......................................20


                                       (i)

     International Equity Fund
           Statement of Assets and Liabilities........................... 21
           Statement of Operations....................................... 22
           Statement of Changes in Net Assets.............................23
           Per-Unit Data and Ratios.......................................24

     Stable Asset Return Fund
           Statement of Assets and Liabilities........................... 25
           Statement of Operations....................................... 26
           Statement of Changes in Net Assets.............................27
           Per-Unit Data and Ratios.......................................28

     Value Equity Fund
           Statement of Assets and Liabilities........................... 29
           Statement of Operations....................................... 30
           Statement of Changes in Net Assets.............................31
           Per-Unit Data and Ratios.......................................32

     Structured Portfolio Service - Conservative Portfolio
           Statement of Assets and Liabilities........................... 33
           Statement of Operations....................................... 34
           Statement of Changes in Net Assets.............................35
           Per-Unit Data and Ratios.......................................36

     Structured Portfolio Service - Moderate Portfolio
           Statement of Assets and Liabilities........................... 37
           Statement of Operations....................................... 38
           Statement of Changes in Net Assets.............................39
           Per-Unit Data and Ratios.......................................40

     Structured Portfolio Service - Aggressive Portfolio
           Statement of Assets and Liabilities........................... 41
           Statement of Operations....................................... 42
           Statement of Changes in Net Assets.............................43
           Per-Unit Data and Ratios.......................................44

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................45


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................49


SIGNATURES................................................................50



                                      (ii)

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                              September 30, 2001
                                                              ------------------
Assets
     Investments, at value (cost $352,609,185)                    $266,609,462
     Cash                                                                  770
     Receivable for investments sold                                 1,537,556
     Receivable for fund units sold                                    433,816
     Dividends and interest receivable                                 240,940
     Other assets                                                        5,865
                                                                  ------------

          Total assets                                             268,828,409
                                                                  ------------

Liabilities
     Payable for investments purchased                               2,038,944
     Payable for fund units purchased                                  230,201
     Accrued expenses                                                  492,197
     Other liabilities                                                       0
                                                                  ------------

          Total liabilities                                          2,761,342
                                                                  ------------


Net Assets                                                        $266,067,067
                                                                  ============


Net asset value, redemption price and offering price
per unit of beneficial interest ($266,067,067/5,605,239
units outstanding)                                                $      47.47
                                                                  ============

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                          For the period           For the period
                                                                           July 1, 2001            January 1, 2001
                                                                      to September 30, 2001      to September 30, 2001
                                                                      ------------------------------------------------
Investment income:
     Dividend income                                                       $     449,456             $   1,279,990
     Interest income                                                             219,686                   649,091
                                                                      ------------------------------------------------

          Total investment income                                                669,142                 1,929,081

Expenses:
     Investment  advisory  fee                                                   344,644                 1,167,906
     State Street Bank & Trust Company - program  fee                            247,309                   752,438
     American Bar Retirement Association - program  fee                           38,169                   122,340
     Trustee, management and administration fees                                  65,510                   209,398
     Other expenses and taxes                                                     33,760                   108,863
     Registration fees                                                                 0                         0
                                                                      ------------------------------------------------

          Total expenses                                                         729,392                 2,360,945
Program fee reduction from State Street Bank & Trust Company                      (1,413)                   (5,091)
                                                                      ------------------------------------------------

          Net expenses                                                           727,979                 2,355,854
                                                                      ------------------------------------------------

          Net investment loss                                                    (58,837)                 (426,773)
                                                                      ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                              (23,151,520)              (34,680,829)
          Unrealized depreciation of investments during the period           (77,686,142)             (111,257,938)
                                                                      ------------------------------------------------

          Net loss on investments                                           (100,837,662)             (145,938,767)
                                                                      ------------------------------------------------

          Net decrease in net assets resulting from operations             $(100,896,499)            $(146,365,540)
                                                                      ================================================

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period            For the period
                                                                                        July 1, 2001             January 1, 2001
                                                                                    to September 30, 2001     to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                                                                   $(58,837)              $(426,773)
          Net realized loss on investments                                                   (23,151,520)            (34,680,829)
          Unrealized depreciation of investments during the period                           (77,686,142)           (111,257,938)
                                                                                   ----------------------------------------------

          Net decrease in net assets resulting from operations                              (100,896,499)           (146,365,540)
                                                                                   ----------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                         2,779,751              15,949,532
          Cost of units redeemed                                                              (6,018,537)            (24,986,612)

          Net decrease in net assets resulting from participant transactions                  (3,238,786)             (9,037,080)
                                                                                   ----------------------------------------------

                    Total decrease in net assets                                            (104,135,285)           (155,402,620)

Net Assets:
          Beginning of period                                                                370,202,352             421,469,687
                                                                                   ----------------------------------------------
          End of period                                                                     $266,067,067            $266,067,067
                                                                                   ==============================================

Number of units:
          Outstanding-beginning of period                                                      5,667,942               5,764,135
               Sold                                                                               49,806                 249,146
               Redeemed                                                                         (112,509)               (408,042)

          Outstanding-end of period                                                            5,605,239               5,605,239
                                                                                   ==============================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   -----------------------------------------------
Investment income                                                                             $0.12                   $0.34
Expenses                                                                                      (0.13)                  (0.41)

                                                                                   --------------------------------------------
Net investment loss                                                                           (0.01)                  (0.07)
Net realized loss on investments                                                             (17.84)                 (25.58)

                                                                                   --------------------------------------------
Net decrease in unit value                                                                   (17.85)                 (25.65)
Net asset value at beginning of period                                                        65.32                   73.12

                                                                                   --------------------------------------------

Net asset value at end of period                                                             $47.47                  $47.47

                                                                                   ============================================
Ratio of expenses to average net assets*                                                      0.90%                   0.87%
Ratio of net investment income (loss) to average net assets*                                  (0.07)%                 (0.16)%
Portfolio turnover**                                                                         11.70%                  34.79%
Number of units outstanding at end of period (in thousands)                                  5,605                   5,605

----------
* Annualized
**Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                                  September 30, 2001
                                                                                 ----------------------
Assets
     Investments, at value (cost $496,943,235)                                            $492,163,800
     Cash                                                                                        1,113
     Receivable for investments sold                                                        22,452,104
     Receivable for fund units sold                                                                  0
     Dividends and interest receivable                                                       1,897,482
     Other assets                                                                               10,097
                                                                                 ---------------------

          Total  assets                                                                    516,524,596
                                                                                 ---------------------

Liabilities
     Payable for investments purchased                                                      93,861,624
     Payable for fund units purchased                                                          976,966
     Accrued expenses                                                                          448,837
     Other liabilities                                                                           4,937
                                                                                 ---------------------

          Total liabilities                                                                 95,292,364
                                                                                 ---------------------

Net Assets                                                                                $421,232,232
                                                                                 =====================

Net asset value, redemption price and offering price
per unit of beneficial interest ( $421,232,232/ 7,057,844
units outstanding)                                                                              $59.68
                                                                                 =====================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                             Statement of Operations
                                    Unaudited

                                                                                   For the period           For the period
                                                                                    July 1, 2001            January 1, 2001
                                                                                to September 30, 2001    to September 30, 2001
                                                                            ---------------------------------------------------
Investment income:
     Dividend income                                                                       $820,159              $2,459,482
     Interest income                                                                      3,001,852               9,803,181
                                                                            ---------------------------------------------------
          Total investment income                                                         3,822,011              12,262,663

Expenses:
     Investment  advisory  fee                                                              255,520                 772,051
     State Street Bank & Trust Company - program  fee                                       345,669                 968,044
     American Bar Retirement Association - program  fee                                      53,249                 156,726
     Trustee, management and administration fees                                             91,389                 268,387
     Other expenses and taxes                                                                56,765                 169,940
     Registration fees                                                                            0                       0
                                                                            ---------------------------------------------------
          Total expenses                                                                    802,592               2,335,148
Program fee reduction from State Street Bank & Trust Company                                 (1,972)                 (6,485)
                                                                            ---------------------------------------------------

          Net expenses                                                                      800,620               2,328,663
                                                                            ---------------------------------------------------
          Net investment income                                                           3,021,391               9,934,000
                                                                            ---------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                           4,586,038               8,401,061
          Unrealized depreciation of investments during the period                      (50,241,103)            (51,057,479)
                                                                            ---------------------------------------------------

          Net loss on investments                                                       (45,655,065)            (42,656,418)
                                                                            ---------------------------------------------------

          Net decrease in net assets resulting from operations                         $(42,633,674)           $(32,722,418)
                                                                            ===================================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period            For the period
                                                                                        July 1, 2001             January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                            $3,021,391               $9,934,000
          Net realized gain on investments                                                  4,586,038                8,401,061
          Unrealized depreciation of investments during the period                        (50,241,103)             (51,057,479)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                            (42,633,674)             (32,722,418)
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                      7,975,913               25,395,892
          Cost of units redeemed                                                          (12,630,517)             (27,834,172)

          Net decrease in net assets resulting from participant transactions               (4,654,604)              (2,438,279)
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                          (47,288,278)             (35,160,698)
Net Assets:
          Beginning of period                                                             468,520,510              456,392,930
                                                                                   ------------------------------------------------
          End of period                                                                  $421,232,232             $421,232,232
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                   7,136,400                7,102,636
               Sold                                                                           124,336                  393,528
               Redeemed                                                                      (202,892)                (438,319)

          Outstanding-end of period                                                         7,057,844                7,057,844
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001   to September 30, 2001
                                                                                   ----------------------------------------------
Investment income                                                                          $0.54                      $1.72
Expenses                                                                                   (0.11)                     (0.33)
                                                                                   ----------------------------------------------
Net investment income                                                                       0.43                       1.39
Net realized loss on investments                                                           (6.40)                     (5.97)
                                                                                   ----------------------------------------------
Net decrease in unit value                                                                 (5.97)                     (4.58)
Net asset value at beginning of period                                                     65.65                      64.26
                                                                                   ----------------------------------------------

Net asset value at end of period                                                          $59.68                     $59.68

                                                                                   ==============================================
Ratio of expenses to average net assets*                                                   0.71%                      0.68%
Ratio of net investment income to average net assets*                                      2.66%                      2.89%
Portfolio turnover**                                                                      58.52%                     09.54%
Number  of  units  outstanding  at  end  of  period (in thousands)                         7,058                      7,058


----------
*  Annualized
** Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited



                                                           September 30, 2001
                                                           ------------------
Assets
     Investments, at value (cost $1,013,823,733)               $908,593,282
     Cash                                                             1,677
     Receivable for investments sold                              2,863,318
     Receivable for fund units sold                               1,059,922
     Dividends and interest receivable                              792,396
     Other  assets                                                  128,535
                                                              -------------

          Total  assets                                         913,439,130
                                                              -------------

Liabilities
     Payable for investments purchased                            2,661,864
     Payable for fund units purchased                             1,042,382
     Accrued expenses                                               996,745
     Other liabilities                                                    0
                                                              -------------

          Total liabilities                                       4,700,991
                                                              -------------


Net Assets                                                     $908,738,139
                                                              =============


Net asset value, redemption price and offering
  price per unit of beneficial interest
  ($908,738,139/22,884,731 units outstanding)                        $39.71
                                                              =============

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                               For the period             For the period
                                                                                July 1, 2001              January 1, 2001
                                                                            to September 30, 2001     to September 30, 2001
                                                                           ------------------------------------------------
Investment income:
     Dividend income                                                              $2,373,853               $6,427,596
     Interest income                                                                 208,107                  775,264
                                                                           ----------------------------------------------
          Total investment income                                                  2,581,960                7,202,860

Expenses:
     Investment  advisory  fee                                                       549,393                1,934,727
     State  Street  Bank  &  Trust  Company - program  fee                           790,751                2,431,960
     American  Bar  Retirement  Association - program  fee                           121,947                  395,488
     Trustee, management and administration fees                                     209,306                  676,915
     Other  expenses  and  taxes                                                     124,063                  405,368
     Registration fees                                                                     0                        0
                                                                           ----------------------------------------------
          Total expenses                                                           1,795,460                5,844,458
Program fee reduction from State Street Bank & Trust Company                          (4,514)                 (16,478)
                                                                           ----------------------------------------------
          Net expenses                                                             1,790,946                5,827,980
                                                                           ----------------------------------------------
          Net investment income                                                      791,014                1,374,879
                                                                           ----------------------------------------------
Realized and unrealized loss on investments:
          Net realized loss on investments sold                                  (19,756,273)             (60,607,684)
          Unrealized depreciation of investments during the period              (188,281,335)            (335,666,820)
                                                                           ----------------------------------------------
          Net loss on investments                                               (208,037,608)            (396,274,503)
                                                                           ----------------------------------------------
          Net decrease in net assets resulting from operations                 $(207,246,594)           $(394,899,624)
                                                                           ==============================================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period             For the period
                                                                                        July 1, 2001              January 1, 2001
                                                                                    to September 30, 2001     to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                               $791,014                  $1,374,879
          Net realized loss on investments                                                 (19,756,273)                (60,607,684)
          Unrealized depreciation of investments during the period                        (188,281,335)               (335,666,820)
                                                                                   ------------------------------------------------
          Net decrease in net assets resulting from operations                            (207,246,594)               (394,899,624)
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                       5,542,112                  22,915,148
          Cost of units redeemed                                                           (27,760,361)               (103,626,927)

          Net decrease in net assets resulting from participant transactions               (22,218,249)                (80,711,779)
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                          (229,464,843)               (475,611,403)

Net Assets:
          Beginning of period                                                            1,138,202,982               1,384,349,542
                                                                                   ------------------------------------------------
          End of period                                                                   $908,738,139                $908,738,139
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                   23,408,371                  24,594,014
               Sold                                                                            131,058                     334,882
               Redeemed                                                                       (654,698)                 (2,044,165)

          Outstanding-end of period                                                         22,884,731                  22,884,731
                                                                                   ================================================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001   to September 30, 2001
                                                                                   ----------------------------------------------
Investment income                                                                          $0.11                     $0.35
Expenses                                                                                   (0.08)                    (0.28)

                                                                                   ----------------------------------------------
Net investment income                                                                       0.03                      0.07
Net realized and unrealized loss on investments                                            (8.94)                   (16.65)

                                                                                   ----------------------------------------------
Net decrease in unit value                                                                 (8.91)                   (16.58)
Net asset value at beginning of period                                                     48.62                     56.29

                                                                                   ----------------------------------------------

Net asset value at end of period                                                          $39.71                    $39.71

                                                                                   ==============================================
Ratio of expenses to average net assets*                                                   0.69%                     0.67%
Ratio of net investment income to average net assets*                                      0.30%                     0.16%
Portfolio turnover**                                                                      36.20%                    56.65%
Number  of  units  outstanding  at  end  of  period (in thousands)                        22,885                    22,885

----------
*   Annualized
**  Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited



                                                        September 30, 2001
                                                       ----------------------
Assets
     Investments, at value (cost $315,209,077)             $234,003,917
     Cash                                                             0
     Receivable for investments sold                                  0
     Receivable for fund  units sold                          1,669,220
     Dividends and interest receivable                                0
     Other  assets                                                3,942
                                                         ---------------

          Total  assets                                     235,677,079
                                                         ---------------
Liabilities
     Payable for investments purchased                                0
     Payable for fund units purchased                           390,082
     Accrued expenses                                            95,779
     Other liabilities                                                0
                                                         ---------------

          Total liabilities                                     485,861
                                                         ---------------

Net Assets                                                 $235,191,218
                                                         ===============

Net asset value, redemption price and offering
  price per unit of beneficial interest
 ($235,191,218/9,855,861 units outstanding)                      $23.86
                                                         ===============

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                            For the period            For the period
                                                                             July 1, 2001             January 1, 2001
                                                                         to September 30, 2001     to September 30, 2001
                                                                        ------------------------------------------------
Investment income:
     Dividend income                                                               $21,794                 $29,863
     Interest income                                                                     0                       0
                                                                        ------------------------------------------------

          Total investment income                                                   21,794                  29,863

Expenses:
     Investment  advisory  fee                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                         195,812                 566,033
     American  Bar  Retirement  Association - program  fee                          30,177                  91,771
     Trustee, management and administration fees                                    51,794                 157,135
     Other  expenses  and  taxes                                                    27,235                  81,495
     Registration fees                                                                   0                       0
                                                                        ------------------------------------------------

          Total expenses                                                           305,018                 896,434
Program fee reduction from State Street Bank & Trust Company                        (1,117)                 (3,802)
                                                                        ------------------------------------------------

          Net expenses                                                             303,901                 892,632
                                                                        ------------------------------------------------

          Net investment loss                                                     (282,107)               (862,769)
                                                                        ------------------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                 (1,084,829)             (2,477,651)
          Unrealized depreciation of investments during the period             (42,163,528)            (58,111,408)
                                                                        ------------------------------------------------

          Net loss on investments                                              (43,248,357)            (60,589,059)
                                                                        ------------------------------------------------

          Net decrease in net assets resulting from operations                $(43,530,464)           $(61,451,828)
                                                                        ================================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period            For the period
                                                                                        July 1, 2001            January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                                                             $(282,107)              $(862,769)
          Net realized loss on investments                                               (1,084,829)             (2,477,651)
          Unrealized depreciation of investments during the period                      (42,163,528)            (58,111,408)
                                                                                   -----------------------------------------------

          Net decrease in net assets resulting from operations                          (43,530,464)            (61,451,828)
                                                                                   -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                                    6,986,280              20,712,288
          Cost of units redeemed                                                         (2,333,887)             (9,034,640)

          Net increase in net assets resulting from participant transactions              4,652,393              11,677,648
                                                                                   -----------------------------------------------

                    Total decrease in net assets                                        (38,878,071)            (49,774,180)
Net Assets:
          Beginning of period                                                           274,069,289             284,965,398
                                                                                   -----------------------------------------------
          End of period                                                                $235,191,218            $235,191,218
                                                                                   ===============================================
Number of units:
          Outstanding-beginning of period                                                 9,684,986               9,434,744
               Sold                                                                         267,089                 756,034
               Redeemed                                                                     (96,214)               (334,917)

          Outstanding-end of period                                                       9,855,861               9,855,861
                                                                                   ===============================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001   to September 30, 2001
                                                                                   --------------------------------------------
Investment income                                                                          $0.00                      $0.00
Expenses                                                                                   (0.03)                     (0.09)
                                                                                   --------------------------------------------
Net investment loss                                                                        (0.03)                     (0.09)
Net realized and unrealized loss on investments                                            (4.41)                     (6.25)
                                                                                   --------------------------------------------
Net decrease in unit value                                                                 (4.44)                     (6.34)
Net asset value at beginning of period                                                     28.30                      30.20
                                                                                   --------------------------------------------

Net asset value at end of period                                                          $23.86                     $23.86

                                                                                   ============================================
Ratio of expenses to average net assets*                                                   0.45%                      0.46%
Ratio of net investment income (loss) to average net assets*                               (0.44)%                    (0.43)
Portfolio turnover**                                                                       1.34%                      2.85%
Number  of  units  outstanding  at  end  of  period (in thousands)                         9,856                      9,856

----------
*   Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                   September 30, 2001
                                                                                 ------------------------
Assets
     Investments, at value (cost $155,814,786)                                              $166,626,207
     Cash                                                                                              0
     Receivable  for  investments  sold                                                        3,864,386
     Receivable  for  fund  units  sold                                                                0
     Dividends  and  interest  receivable                                                        566,103
     Other  assets                                                                                 2,324
                                                                                 ------------------------

          Total  assets                                                                      171,059,019
                                                                                 ------------------------

Liabilities
     Payable for investments purchased                                                           593,424
     Payable for fund units purchased                                                          3,864,386
     Accrued expenses                                                                             67,382
     Other liabilities                                                                                 0
                                                                                 ------------------------

          Total liabilities                                                                    4,525,191
                                                                                 ------------------------


Net Assets                                                                                  $166,533,828
                                                                                 ========================



Net asset value, redemption price and offering price per unit of beneficial
interest ( $166,533,828/10,699,262 units outstanding)                                             $15.56
                                                                                 ========================

         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                            $2,170,715              $6,987,543
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                2,170,715               6,987,543

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                         126,308                 338,993
     American  Bar  Retirement  Association - program  fee                                          19,430                  54,745
     Trustee, management and administration fees                                                    33,344                  93,765
     Other  expenses  and  taxes                                                                    17,549                  48,708
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                           196,631                 536,211
Program fee reduction from State Street Bank & Trust Company                                          (720)                 (2,259)
                                                                                   ------------------------------------------------

          Net expenses                                                                             195,911                 533,952
                                                                                   ------------------------------------------------

          Net investment income                                                                  1,974,804               6,453,591
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                                   (128,133)               (403,405)
          Unrealized appreciation of investments during the period                               8,426,922               7,742,700
                                                                                   ------------------------------------------------

          Net gain on investments                                                                8,298,789               7,339,295
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                 $10,273,593             $13,792,886
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                                 $1,974,804              $6,453,591
          Net realized loss on investments                                                        (128,133)               (403,405)
          Unrealized appreciation of investments during the period                               8,426,922               7,742,700
                                                                                   ------------------------------------------------

          Net increase in net assets resulting from operations                                  10,273,593              13,792,886
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           4,904,189              26,518,483
          Cost of units redeemed                                                               (11,369,895)            (18,120,822)

          Net increase (decrease) in net assets resulting from participant
                transactions                                                                    (6,465,706)              8,397,661
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                 3,807,887              22,190,547

Net Assets:
          Beginning of period                                                                  162,725,941             144,343,281
                                                                                   ------------------------------------------------
          End of period                                                                       $166,533,828            $166,533,828
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                       11,120,604              10,100,741
               Sold                                                                                558,968               2,041,194
               Redeemed                                                                           (980,310)             (1,442,673)

          Outstanding-end of period                                                             10,699,262              10,699,262
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                             Intermediate Bond Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001     to September 30, 2001

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.20                   $0.64
Expenses                                                                                             (0.02)                  (0.05)

                                                                                   ------------------------------------------------
Net investment income                                                                                 0.18                    0.59
Net realized and unrealized gain on investments                                                       0.75                    0.68

                                                                                   ------------------------------------------------
Net increase in unit value                                                                            0.93                    1.27
Net asset value at beginning of period                                                               14.63                   14.29

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $15.56                  $15.56

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.47%                   0.44%
Ratio of net investment income to average net assets*                                                4.76%                   5.38%
Portfolio turnover**                                                                                 4.50%                  16.92%
Number  of  units  outstanding  at  end  of  period (in thousands)                                  10,699                  10,699
-----------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.


         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    September 30, 2001
                                                                                  ------------------------
Assets
     Investments, at value (cost $96,566,602)                                                 $82,201,058
     Cash                                                                                             869
     Receivable  for  investments  sold                                                           918,923
     Receivable  for  fund  units  sold                                                         1,340,652
     Dividends  and  interest  receivable                                                         785,925
     Other  assets                                                                                 12,028
                                                                                  ------------------------

          Total  assets                                                                        85,259,456
                                                                                  ------------------------

Liabilities
     Payable for investments purchased                                                          2,176,209
     Payable for fund units purchased                                                                   0
     Accrued expenses                                                                              78,976
     Other liabilities                                                                              7,699
                                                                                  ------------------------

          Total liabilities                                                                     2,262,885
                                                                                  ------------------------


Net Assets                                                                                    $82,996,571
                                                                                  ========================


Net asset value, redemption price and offering price per unit of beneficial
interest ( $82,996,571/5,181,868 units outstanding)                                                $16.02
                                                                                  ========================


         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001     to September 30, 2001
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                              $128,668                $561,137
     Interest income                                                                                13,171                  81,226
                                                                                   ------------------------------------------------

          Total investment income                                                                  141,839                 642,363

Expenses:
     Investment  advisory  fee                                                                      45,035                 144,780
     State  Street  Bank  &  Trust  Company - program  fee                                          69,313                 208,304
     American  Bar  Retirement  Association - program  fee                                          10,688                  33,819
     Trustee, management and administration fees                                                    18,344                  57,914
     Other  expenses  and  taxes                                                                    21,722                  87,563
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                           165,102                 532,380
Program fee reduction from State Street Bank & Trust Company                                       (11,200)                (38,834)
                                                                                   ------------------------------------------------

          Net expenses                                                                             153,902                 493,546
                                                                                   ------------------------------------------------

          Net investment income (loss)                                                             (12,063)                148,817
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                                 (7,817,721)            (24,062,366)
          Unrealized depreciation of investments during the period                              (6,868,851)             (9,874,632)
                                                                                   ------------------------------------------------

          Net loss on investments                                                              (14,686,572)            (33,936,998)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                $(14,698,635)           $(33,788,181)
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                            International Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income (loss)                                                            ($12,063)               $148,817
          Net realized loss on investments                                                      (7,817,721)            (24,062,366)
          Unrealized depreciation of investments during the period                              (6,868,851)             (9,874,632)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                 (14,698,635)            (33,788,181)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                          40,107,938             216,962,295
          Cost of units redeemed                                                               (39,133,794)           (208,804,654)

          Net increase in net assets resulting from participant transactions                       974,144               8,157,641
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                               (13,724,491)            (25,630,540)

Net Assets:
          Beginning of period                                                                   96,721,062             108,627,111
                                                                                   ------------------------------------------------
          End of period                                                                        $82,996,571             $82,996,571
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        5,113,601               4,729,562
               Sold                                                                              2,215,098              10,806,109
               Redeemed                                                                         (2,146,831)            (10,353,803)

          Outstanding-end of period                                                              5,181,868               5,181,868
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                            International Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.03                   $0.13
Expenses                                                                                             (0.03)                  (0.10)

                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.03
Net realized and unrealized loss on investments                                                      (2.89)                  (6.98)

                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (2.89)                  (6.95)
Net asset value at beginning of period                                                               18.91                   22.97

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $16.02                  $16.02

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.68%                   0.66%
Ratio of net investment income (loss) to average net assets*                                        (0.05)%                  0.20%
Portfolio turnover**                                                                                35.90%                 179.56%
Number of units outstanding at end of period (in thousands)     `                                   5,182                    5,182
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


         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                     September 30, 2001
                                                                                   ------------------------
Assets
     Investments, at value (cost  $819,284,355.)                                              $819,284,355
     Cash                                                                                               $0
     Interest  Receivable                                                                        3,610,627
     Receivable  for  fund  units  sold                                                            350,954
     Other  assets                                                                                  11,191
                                                                                   ------------------------

          Total  assets                                                                        823,257,127
                                                                                   ------------------------


Liabilities
     Payable for fund units redeemed                                                               815,753
     Accrued expenses                                                                              323,918
                                                                                   ------------------------

          Total liabilities                                                                      1,139,671
                                                                                   ------------------------

Net Assets                                                                                    $822,117,456
                                                                                   ========================


Net asset value, redemption price and offering price per
unit of beneficial interest
($822,117,456/822,117,456 units outstanding)                                                          1.00
                                                                                   ========================


         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Interest income                                                                                $10,992,581             $34,249,597
                                                                                   ------------------------------------------------

Expenses:
     State  Street  Bank  &  Trust  Company - program  fee                                         607,250               1,626,028
     American  Bar  Retirement  Association - program  fee                                          93,450                 262,684
     Trustee, management and administration fees                                                   160,352                 449,927
     Other  expenses  and  taxes                                                                    84,390                 233,697
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                           945,442               2,572,336
Program fee reduction from State Street Bank & Trust Company                                        (3,462)                (10,850)
                                                                                   ------------------------------------------------

          Net expenses                                                                             941,980               2,561,486
                                                                                   ------------------------------------------------

          Net investment income                                                                $10,050,601             $31,688,111
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                      10,050,601              31,688,111
                                                                                   ------------------------------------------------

          Distributions from investment income                                                 (10,050,601)            (31,688,111)
                                                                                   ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                          79,631,587             278,351,000
          Units issued in connection with reinvestment
          of net investment income                                                              10,050,601              31,688,111
          Cost of units redeemed                                                               (50,937,908)           (214,358,837)

          Net increase in net assets resulting from
          participant transactions                                                              38,744,280              95,680,274
                                                                                   ------------------------------------------------

                    Total increase in net assets                                                38,744,280              95,680,274
                                                                                   ------------------------------------------------


Net Assets:
          Beginning of period                                                                  783,373,176             726,437,182
                                                                                   ------------------------------------------------
          End of period                                                                       $822,117,456            $822,117,456
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                            Stable Asset Return Fund

                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                      For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Investment income                                                                                   $0.013                  $0.041
Expenses                                                                                            (0.001)                 (0.003)
                                                                                   ------------------------------------------------

Net investment income                                                                                0.012                   0.038
Reinvestment of net investment income                                                               (0.012)                 (0.038)
                                                                                   ------------------------------------------------

Net increase in unit value                                                                            0.00                    0.00
Net asset value at beginning of period                                                                1.00                    1.00
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                     $1.00                   $1.00
                                                                                   ================================================

Ratio of expenses to average net assets*                                                              .48%                    .44%
Ratio of net investment income to average net assets*                                                5.09%                   5.50%
Number  of  units  outstanding  at  end  of  period (in thousands)                                 822,117                 822,117
--------------------------------------------------------------------------------
*Annualized


         American Bar Association Members/State Street Collective Trust

                                Value Equity Fund

                       Statement of Assets and Liabilities
                                    Unaudited


                                                                                   September 30, 2001
                                                                                 ------------------------
Assets
     Investments, at value (cost $204,827,677)                                              $190,081,926
     Cash                                                                                      5,903,521
     Receivable  for  investments  sold                                                        2,689,126
     Receivable  for  fund  units  sold                                                          117,831
     Dividends  and  interest  receivable                                                        302,517
     Other  assets                                                                                 3,052
                                                                                 ------------------------

          Total  assets                                                                      199,097,973
                                                                                 ------------------------

Liabilities
     Payable for investments purchased                                                           512,038
     Payable for fund units purchased                                                            105,396
     Accrued expenses                                                                            118,620
     Other liabilities                                                                                 0
                                                                                 ------------------------

          Total liabilities                                                                      736,054
                                                                                 ------------------------


Net Assets                                                                                  $198,361,919
                                                                                 ========================


Net asset value, redemption price and offering price per unit of beneficial
interest ($198,361,919 / 8,070,867 units outstanding)                                             $24.58
                                                                                 ========================


         American Bar Association Members/State Street Collective Trust

                                Value Equity Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Investment income:
     Dividend income (net of foreign tax expense of $1,206)                                       $952,278              $2,591,752
     Interest income                                                                                46,672                 168,518
                                                                                   ------------------------------------------------

          Total investment income                                                                  998,950               2,760,270

Expenses:
     Investment  advisory  fee                                                                     122,815                 355,487
     State  Street  Bank  &  Trust  Company - program  fee                                         158,687                 426,229
     American  Bar  Retirement  Association - program  fee                                          24,448                  68,894
     Trustee, management and administration fees                                                    41,959                 117,997
     Other  expenses  and  taxes                                                                    21,300                  61,259
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                           369,209               1,029,866
Program fee reduction from State Street Bank & Trust Company                                          (906)                 (2,839)
                                                                                   ------------------------------------------------

          Net expenses                                                                             368,303               1,027,027
                                                                                   ------------------------------------------------

          Net investment income                                                                    630,647               1,733,243
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                  6,584,290               7,392,371
          Unrealized depreciation of investments during the period                             (25,849,505)            (24,903,303)
                                                                                   ------------------------------------------------

          Net loss on investments                                                              (19,265,215)            (17,510,932)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                $(18,634,568)           $(15,777,689)
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                                Value Equity Fund

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                   $630,647              $1,733,243
          Net realized gain on investments                                                       6,584,290               7,392,371
          Unrealized depreciation of investments during the period                             (25,849,505)            (24,903,303)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                 (18,634,568)            (15,777,689)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                          10,284,182              36,546,064
          Cost of units redeemed                                                                (4,673,107)             (9,828,866)

          Net increase in net assets resulting from participant transactions                     5,611,075              26,717,198
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                    (13,023,493)             10,939,509

Net Assets:
          Beginning of period                                                                  211,385,412             187,422,410
                                                                                   ------------------------------------------------
          End of period                                                                       $198,361,919            $198,361,919
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        7,852,356               7,069,321
               Sold                                                                                410,677               1,400,653
               Redeemed                                                                           (192,166)               (399,107)

          Outstanding-end of period                                                              8,070,867               8,070,867
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                                Value Equity Fund

                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.13                   $0.36
Expenses                                                                                             (0.05)                  (0.13)

                                                                                   ------------------------------------------------
Net investment income                                                                                 0.08                    0.23
Net realized and unrealized loss on investments                                                      (2.42)                  (2.16)

                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (2.34)                  (1.93)
Net asset value at beginning of period                                                               26.92                   26.51

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $24.58                  $24.58

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.71%                   0.68%
Ratio of net investment income to average net assets*                                                1.22%                   1.15%
Portfolio turnover**                                                                                16.50%                  25.17%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   8,071                   8,071
--------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.


         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    September 30, 2001
                                                                                  ------------------------
Assets
     Investments, at value (cost $29,403,960)                                                 $30,565,161
     Cash                                                                                               0
     Receivable  for  investments  sold                                                           691,732
     Receivable  for  fund  units  sold                                                            15,794
     Dividends  and  interest  receivable                                                               0
     Other  assets                                                                                      0
                                                                                  ------------------------

          Total  assets                                                                        31,272,687
                                                                                  ------------------------

Liabilities
     Payable for investments purchased                                                            707,526
     Payable for fund units purchased                                                                   0
     Accrued expenses                                                                                   0
     Other liabilities                                                                                  0
                                                                                  ------------------------

          Total liabilities                                                                       707,526
                                                                                  ------------------------


Net Assets                                                                                    $30,565,161
                                                                                  ========================


Net asset value, redemption price and offering price per unit of beneficial
interest ($30,565,161/1,934,231 units outstanding)                                                 $15.80
                                                                                  ========================


         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                                 0                       0
Program fee reduction from State Street Bank & Trust Company                                             0                       0
                                                                                   ------------------------------------------------

          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                                             477,843                (682,371)
          Unrealized depreciation of investments during the period                              (1,362,804)               (564,912)
                                                                                   ------------------------------------------------

          Net loss on investments                                                                 (884,961)             (1,247,283)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                   $(884,961)            $(1,247,283)
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain (loss) on investments                                                  477,843                (682,371)
          Unrealized depreciation of investments during the period                              (1,362,804)               (564,912)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                    (884,961)             (1,247,283)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           2,559,297               6,783,377
          Cost of units redeemed                                                                (1,833,813)             (5,228,639)

          Net increase in net assets resulting from participant transactions                       725,484               1,554,738
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                       (159,477)                307,455

Net Assets:
          Beginning of period                                                                   30,724,638              30,257,706
                                                                                   ------------------------------------------------
          End of period                                                                        $30,565,161             $30,565,161
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        1,889,346               1,839,139
               Sold                                                                                159,149                 417,232
               Redeemed                                                                           (114,264)               (322,140)

          Outstanding-end of period                                                              1,934,231               1,934,231
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00

                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized loss on investments                                                                     (0.46)                  (0.65)

                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (0.46)                  (0.65)
Net asset value at beginning of period                                                               16.26                   16.45

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $15.80                  $15.80

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                10.46%                  28.69%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   1,934                   1,934
--------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.


         American Bar Association Members/State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    September 30, 2001
                                                                                  ------------------------
Assets
     Investments, at value (cost $101,837,631)                                               $103,439,538
     Cash                                                                                               0
     Receivable  for  investments  sold                                                         2,721,894
     Receivable  for  fund  units  sold                                                                 0
     Dividends  and  interest  receivable                                                               0
     Other  assets                                                                                      0
                                                                                  ------------------------

          Total  assets                                                                       106,161,432
                                                                                  ------------------------

Liabilities
     Payable for investments purchased                                                          2,632,502
     Payable for fund units purchased                                                              89,391
     Accrued expenses                                                                                   0
     Other liabilities                                                                                  0
                                                                                  ------------------------

          Total liabilities                                                                     2,721,893
                                                                                  ------------------------


Net Assets                                                                                   $103,439,539
                                                                                  ========================


Net asset value, redemption price and offering price per unit of beneficial
interest ($103,439,539/6,363,060 units outstanding)                                                $16.26
                                                                                  ========================


         American Bar Association Members/State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

          Total investment income                                                                        0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                                 0                       0
Program fee reduction from State Street Bank & Trust Company                                             0                       0
                                                                                   ------------------------------------------------

          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                                           2,080,197              (6,211,433)
          Unrealized depreciation of investments during the period                             (10,134,298)             (7,051,085)
                                                                                   ------------------------------------------------

          Net loss on investments                                                               (8,054,101)            (13,262,518)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                 $(8,054,101)           $(13,262,518)
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized gain (loss) on investments                                                2,080,197              (6,211,433)
          Unrealized depreciation of investments during the period                             (10,134,298)             (7,051,085)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                  (8,054,101)            (13,262,518)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           3,338,919              10,166,726
          Cost of units redeemed                                                                (6,777,268)            (13,851,984)

          Net decrease in net assets resulting from participant transactions                    (3,438,349)             (3,685,258)
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                               (11,492,450)            (16,947,776)

Net Assets:
          Beginning of period                                                                  114,931,989             120,387,315
                                                                                   ------------------------------------------------
          End of period                                                                       $103,439,539            $103,439,539
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        6,563,286               6,575,412
               Sold                                                                                203,621                 590,061
               Redeemed                                                                           (403,847)               (802,413)

          Outstanding-end of period                                                              6,363,060               6,363,060
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00

                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized loss on investments                                                                     (1.25)                  (2.05)

                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (1.25)                  (2.05)
Net asset value at beginning of period                                                               17.51                   18.31

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $16.26                  $16.26

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 8.03%                  22.33%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   6,363                   6,363
--------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.


         American Bar Association Members/State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                   September 30, 2001
                                                                                 ------------------------
Assets
     Investments, at value (cost $90,736,483)                                                $88,963,522
     Cash                                                                                              0
     Receivable  for  investments  sold                                                        1,486,101
     Receivable  for  fund  units  sold                                                           18,531
     Dividends  and  interest  receivable                                                              0
     Other  assets                                                                                     0
                                                                                 ------------------------

          Total  assets                                                                       90,468,154
                                                                                 ------------------------

Liabilities
     Payable for investments purchased                                                         1,504,632
     Payable for fund units purchased                                                                  0
     Accrued expenses                                                                                  0
     Other liabilities                                                                                 0
                                                                                 ------------------------

          Total liabilities                                                                    1,504,632
                                                                                 ------------------------


Net Assets                                                                                   $88,963,522
                                                                                 ========================


Net asset value, redemption price and offering price per unit of beneficial
interest ($88,963,522/5,385,918 units outstanding)                                                $16.52
                                                                                 ========================


         American Bar Association Members/State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                             Statement of Operations
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                                    $0                      $0
     Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

                                                                                                         0                       0

Expenses:
     Investment  advisory  fee                                                                           0                       0
     State  Street  Bank  &  Trust  Company - program  fee                                               0                       0
     American  Bar  Retirement  Association - program  fee                                               0                       0
     Trustee, management and administration fees                                                         0                       0
     Other  expenses  and  taxes                                                                         0                       0
     Registration fees                                                                                   0                       0
                                                                                   ------------------------------------------------

          Total expenses                                                                                 0                       0
Program fee reduction from State Street Bank & Trust Company                                             0                       0
                                                                                   ------------------------------------------------

          Net expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

          Net investment income                                                                          0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                                 (3,159,180)            (10,317,133)
          Unrealized depreciation of investments during the period                              (9,460,683)            (10,150,046)
                                                                                   ------------------------------------------------

          Net loss on investments                                                              (12,619,863)            (20,467,179)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                $(12,619,863)           $(20,467,179)
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                         $0                      $0
          Net realized loss on investments                                                      (3,159,180)            (10,317,133)
          Unrealized depreciation of investments during the period                              (9,460,683)            (10,150,046)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                                 (12,619,863)            (20,467,179)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                           2,158,706               9,614,382
          Cost of units redeemed                                                                (2,137,623)             (4,962,038)

          Net increase in net assets resulting from participant transactions                        21,083               4,652,344
                                                                                   ------------------------------------------------

                    Total increase (decrease) in net assets                                    (12,598,780)            (15,814,836)

Net Assets:
          Beginning of period                                                                  101,562,302             104,778,358
                                                                                   ------------------------------------------------
          End of period                                                                        $88,963,522             $88,963,522
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                        5,381,450               5,142,118
               Sold                                                                                122,236                 508,724
               Redeemed                                                                           (117,768)               (264,924)

          Outstanding-end of period                                                              5,385,918               5,385,918
                                                                                   ================================================


         American Bar Association Members/State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund

                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the period:

                                                                                       For the period          For the period
                                                                                        July 1, 2001           January 1, 2001
                                                                                    to September 30, 2001    to September 30, 2001

                                                                                   ------------------------------------------------
Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                              0.00                    0.00

                                                                                   ------------------------------------------------
Net investment income                                                                                 0.00                    0.00
Net realized and unrealized loss on investments                                                      (2.37)                  (3.86)

                                                                                   ------------------------------------------------
Net decrease in unit value                                                                           (2.37)                  (3.86)
Net asset value at beginning of period                                                               18.89                   20.38

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                    $16.52                  $16.52

                                                                                   ================================================
Ratio of expenses to average net assets*                                                             0.00%                   0.00%
Ratio of net investment income to average net assets*                                                0.00%                   0.00%
Portfolio turnover**                                                                                 5.88%                  15.69%
Number  of  units  outstanding  at  end  of  period (in thousands)                                   5,386                   5,386
--------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The third quarter of 2001 was off to a poor performance for domestic equity investors when the September 11 terrorist attacks exacerbated the decline. Large capitalization stocks out performed small capitalization stocks, as investors felt safer in the blue chip issues. As would be expected in turbulent times, value stocks performed better than growth stocks. The consumer staples sector was the only sector to experience positive returns for the quarter. The sector that was hardest hit was technology while industrials, consumer discretionary and energy also posted significant declines. The Federal Reserve, not seeing enough positive signs of growth in the economy from previous rate cuts, continued to lower short-term interest rates. The bond market had a strong quarter with government bonds outperforming corporate bonds in a flight to safety. The international markets finished with both established markets and emerging markets experiencing losses as the global economic slowdown took a toll on returns

AGGRESSIVE EQUITY FUND

         The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments of the same types as those in which the Stable Asset Return Fund may invest, when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended September 30, 2001, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (27.53)%. By comparison, the Russell 2000 Index produced a total return of (20.79)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

         The most heavily weighted sectors in the Aggressive Equity Fund were information technology, health care, consumer discretionary, financials and industrials. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at September 30, 2001 included Elan PLC, Tenet Healthcare Corp., Genzyme Corp., TCF Financial Corp., Allergan Inc., Biogen Inc., Community Savings Bank Shares Inc., IDEC Pharmaceuticals Corp., Kohls Corp., and Electronics Arts Inc.

BALANCED FUND

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended September 30, 2001, the Balanced Fund experienced a total return, net of Expenses, of (9.10)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60/40%, respectively, produced a total return of (7.29)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

         The most heavily weighted sectors in the equity portion of the Balanced Fund were financials, information technology, consumer discretionary, health care and consumer staples. Securities representing the largest equity holdings based on market value in the Balanced Fund at September 30, 2001 included USA Education Inc., Astrazeneca PLC, Pfizer Inc., Washington Mutual Inc., Kellogg Co., Loews Co., Bank One Corp., Forest Labs Inc., Applied Materials Inc. and Campbell Soup Co. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

         For the quarter ended September 30, 2001, the Growth Equity Fund experienced a total return, net of Expenses, of (18.32)%. By comparison, the Russell 1000 Growth Index produced a return of (19.41)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the Growth Equity Fund were health care, information technology, consumer discretionary, industrials and financials. Securities representing the largest holdings based on market value in the Growth Equity Fund at September 30, 2001 included Pfizer Inc., General Electric Company, Microsoft Corp., AOL Time Warner Inc., American International Group Inc., Intel Corp., Wal-Mart Stores Inc., PepsiCo Inc., Tyco International Ltd., and Cisco Systems Inc.

INDEX EQUITY FUND

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

         The Fund produced a total return, net of Expenses, of (15.67)% for the quarter ended September 30, 2001. By comparison, the Russell 3000 Index produced a return of (15.62)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

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

         For the quarter ended September 30, 2001, the Intermediate Bond Fund experienced a total return, net of Expenses, of 6.37%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 4.61% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

         For the quarter ended September 30, 2001, the International Equity Fund experienced a total return, net of Expenses, of (15.32)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (14.34)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         As of September 30, 2001, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were GlaxoSmithKline, TotalFinaElf SA, Royal Bank of Scotland Group Plc, Reed International Plc, Shell Transport & Trading Co. Plc, ING Groep, Vodafone Group Plc, Nestle SA, Aventis SA, and NTT DoCoMo.

         As of September 30, 2001, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were Vodafone Group Plc, GlaxoSmithKline, Munich Reinsurance, TotalFinaElf SA, Tesco Corp., ENI S.p.A., BP Plc, Royal Bank of Scotland Group Plc, Novo Nordisk AS and Aventis SA.

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

         For the quarter ended September 30, 2001, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.12%. By comparison, the Donoghue Money Market Fund "Tier One" Average (the "Donoghue Average") for the quarter was 3.10%. The Fund's strong performance relative to the Donoghue Average is partly attributable to the longer average maturity of the Fund's portfolio.

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

         For the quarter ended September 30, 2001, the Value Equity Fund experienced a total return, net of Expenses, of (8.67)%. By comparison, the Russell 1000 Value Index produced a return of (10.95)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

         The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were financials, energy, consumer discretionary, materials and industrials. Securities representing the largest holdings based on market value in the Value Equity Fund at September 30, 2001 included Exxon Mobil Corp., Citigroup Inc., Verizon Communications Inc., Bank of America Corp., Philip Morris Co. Inc., SBC Communications Inc., Merck & Co., Wells Fargo Co., Chevron Corp., and FleetBoston Financial Corp.

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

         For the quarter ended September 30, 2001, the Structured Portfolio Service experienced a total return, net of Expenses, of (2.83)% for the Conservative Portfolio, (7.17)% for the Moderate Portfolio, and (12.48)% for the Aggressive Portfolio.

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

                           None.


b. Reports on Form 8-K

                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2001.



                                   AMERICAN BAR ASSOCIATION MEMBERS/
                                   STATE STREET COLLECTIVE TRUST



                                   By:  /s/ James S. Phalen
                                        ---------------------------------------
                                        Name:   James S. Phalen
                                        Title:  President and
                                                Chief Executive Officer



                                   By:  /s/ Beth M. Halberstadt
                                        ---------------------------------------
                                        Name:   Beth M. Halberstadt
                                        Title:  Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit No.       Description
         -----------       -----------


                           None.