Form 10-K405
period 2001-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2002-04-01
CIK 878375

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                               -----------------

                                   FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001
      Commission file no. 333-69427

                       American Bar Association Members/
                         State Street Collective Trust
            (Exact name of registrant as specified in its charter)

                    Massachusetts              04-6691601
                   (State or other
                   jurisdiction of          (I.R.S. Employer
                  incorporation or
                    organization)          Identification No.)
                225 Franklin Street,
                Boston, Massachusetts             02110
                (Address of principal
                 executive offices)            (Zip Code)

   Registrant's telephone number, including area code:  (617) 786-3000

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  __X__        No____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 31, 2001 the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.36 billion.

================================================================================

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
       Special Note Regarding Forward Looking Statements...........   2

                                      PART I

       ITEM  1. Business...........................................   3
                  OVERVIEW.........................................   3
                  THE PROGRAM......................................   3
                  CHANGES TO THE PROGRAM FOR 2002..................   5
                  DESCRIPTION OF INVESTMENT OPTIONS................   6
                    Stable Asset Return Fund.......................   7
                    Intermediate Bond Fund.........................  10
                    Balanced Fund..................................  12
                    Large-Cap Value Equity Fund....................  13
                    Large-Cap Growth Equity Fund...................  15
                    Index Equity Fund..............................  17
                    Mid-Cap Value Equity Fund......................  19
                    Mid-Cap Growth Equity Fund.....................  20
                    Small-Cap Equity Fund..........................  21
                    International Equity Fund......................  23
                    Investment Prohibitions Relating to the Funds..  27
                    Loans of Portfolio Securities..................  28
                    Valuation of Units.............................  29
                    Transfers......................................  29
                    Performance Information........................  29
                    Derivative Instruments.........................  29
                    Investment Advisors............................  32
                    Structured Portfolio Service...................  35
                    Self-Managed Brokerage Accounts................  37
                    Equitable Real Estate Account..................  37
                    Contributions to the Investment Options........  38
                    Transfers Among Investment Options.............  38
                    Benefits and Distributions.....................  38
                    Additional Information.........................  38
                  ADOPTION OF PROGRAM..............................  40
                  STATE STREET.....................................  41
                  AMERICAN BAR RETIREMENT ASSOCIATION..............  41
                  DEDUCTIONS AND FEES..............................  42
                    Program Expense Fee............................  42
                    Trustee, Management and Administration Fees....  42
                    Self-Managed Brokerage Account Fees............  43
                    Actuarial Services and Fees....................  43
                    Investment Advisor Fee.........................  43
                    Operational and Offering Costs.................  45
                    Fee Recipients.................................  45
       ITEM  2. Properties.........................................  47
       ITEM  3. Legal Proceedings..................................  47
       ITEM  4. Submission of Matters to a Vote of Security Holders  47

                                       1

                                                                                       Page
                                                                                       ----
                                            PART II
ITEM  5..   Market for Registrant's Common Equity and Related Stockholder Matters.....  48
ITEM  6..   Selected Financial Data...................................................  48
ITEM  7..   Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................  54
ITEM  8..   Financial Statements and Supplementary Data...............................  57
ITEM  9..   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................  57
                                            PART III
ITEM  10.   Directors and Executive Officers of the Registrant........................  58
ITEM  11.   Executive Compensation....................................................  58
ITEM  12.   Security Ownership of Certain Beneficial Owners and Management............  58
ITEM  13.   Certain Relationships and Related Transactions............................  58
                                            PART IV
ITEM  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  59
Signatures............................................................................  63
Financial Statements.................................................................. F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Collective Trust desires to take advantage of the "safe harbor" provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Investment Options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the Investment Options found in "Item 1. Business."
                                       2

                                    PART I

Item 1.  Business.

                                   OVERVIEW

   American Bar Association Members/State Street Collective Trust (the "Collective Trust") was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the "Program"). As of December 31, 2001, there were eight separate collective investment funds (the "Funds") and three portfolios in a Structured Portfolio Service. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Value Equity Fund, Growth Equity Fund, Index Equity Fund, Aggressive Equity Fund and International Equity Fund. Effective July 15, 2002 State Street will also offer the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by the American Bar Retirement Association ("ABRA").

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

   State Street is responsible for certain recordkeeping and administrative services required by the Program. State Street's administrative and recordkeeping responsibilities include maintenance of individual account records or accrued benefit information for participants whose employers choose to have State Street maintain such account records. In addition, State Street also provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

                                  THE PROGRAM

   The American Bar Association Members Retirement Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. The Program is sponsored by ABRA, an Illinois not-for-profit corporation organized by the American Bar Association (the "ABA") to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations as described in the following paragraph.

   Attorneys who are sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program for their law practices if they or at least one of their partners or shareholders is a member or associate of the ABA or of a state or local bar association that is represented in the ABA's House of Delegates. Such a state or local bar association or an organization closely associated with the legal profession that has, as an owner or member of its governing board, a member or associate of the ABA may also be eligible to adopt the Program. The law practices, bar associations and other organizations that are eligible to adopt the Program are referred to in this Report as "Eligible Employers," and those that adopt the Program are referred to as "Employers." The term "Participants" means self-employed individuals and employees (together with their beneficiaries where applicable) of Employers who have adopted the Program for their practices.

   Eligible Employers who elect to participate in the Program may do so by adopting a master plan under one or both of two ABA Members Plans sponsored by ABRA. One of the ABA Members Plans is the American Bar Association Members Retirement Plan, a defined contribution master plan, and the other is the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Eligible Employers that design and maintain their own individually designed plans may also participate in some aspects of the Program through those individually designed plans.

                        CHANGES TO THE PROGRAM FOR 2002

   The descriptions of the Program and the Investment Options in this Form 10-K reflect changes to the Program that will take effect on July 15, 2002, except for the change to the Intermediate Bond Fund, which will take effect on July 1, 2002. The following are highlights of the major changes to the Program.

Addition of New Funds

   The Collective Trust will establish two Funds, the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund, as Investment Options. See "Description of Investment Options--Mid-Cap Value Equity Fund" and "Description of Investment Options--Mid-Cap Growth Equity Fund" for descriptions of these new Funds.

Name Changes

   In connection with the addition of these new Funds, the names of the following existing Funds will change. We refer to these Funds by their new names throughout this Form 10-K.

    .  The Value Equity Fund will change its name to Large-Cap Value Equity
       Fund;

    . The Growth Equity Fund will change its name to Large-Cap Growth Equity Fund; and

    .  The Aggressive Equity Fund will change its name to Small-Cap Equity Fund.

   The changes to the names of the Value Equity Fund and Growth Equity Fund are meant to distinguish them from the two new Funds. The Value Equity Fund and Growth Equity Fund have historically invested in large capitalization companies, and they will continue to do so. The change in the name of the Aggressive Equity Fund is meant to distinguish it from the new Mid-Cap Growth Equity Fund. The name change also reflects a change in investment strategy for the Fund as it removes medium capitalization companies from its portfolio and invests primarily in small capitalization companies. This change to the portfolio composition of the Small-Cap Equity Fund is expected to take place over approximately three months in order to minimize the disruption to the Fund. See "Description of Investment Options--Large-Cap Value Equity Fund," "Description of Investment Options--Large-Cap Growth Equity Fund" and "Description of Investment Options--Small-Cap Equity Fund" for descriptions of these Funds.

Reallocations of Structured Portfolios

   As a result of the changes described above, the allocations of the Moderate Portfolio and Aggressive Portfolio of the Structured Portfolio Service will be adjusted to include the new Funds. A summary of the old and new allocations appears on page 5. Also see "Description of Investment Options--Structured Portfolio Service" for more information about the Portfolios.

Advisor to Intermediate Bond Fund

   Pacific Investment Management Company (PIMCO) will become the Investment Advisor to the Intermediate Bond Fund effective July 1, 2002. Currently, the assets of the Intermediate Bond Fund are invested in the PIMCO Total Return Fund, an investment company managed by PIMCO and registered under the Investment Company Act. In connection with this change, changes will be made to the Program's policies regarding the use of certain derivative instruments by the Intermediate Bond Fund. For more information, see "Description of Investment Options--Intermediate Bond Fund" and "Description of Investment Options--Derivative Instruments."

                       DESCRIPTION OF INVESTMENT OPTIONS

   State Street currently offers eight collective investment funds and three portfolios in a Structured Portfolio Service under the Collective Trust. Effective July 15, 2002, the Collective Trust will add two new Funds, the Mid-Cap Value Equity Fund and Mid-Cap Growth Equity Fund. The Funds and the portfolios of the Structured Portfolio Service are Investment Options under the Program. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust, and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans. State Street is the sole trustee of each of these trusts.

   The Stable Asset Return Fund invests primarily in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests primarily in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Index Equity Fund invests primarily in common stocks included in the Russell 3000 Index. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest primarily in equity securities. The two new Funds, the Mid-Cap Value Equity Fund and Mid-Cap Growth Equity Fund, will invest in equity securities. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by giving investors the opportunity to select conservative, moderate or aggressive allocations of assets among the Program's Funds. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through a Self-Managed Brokerage Account.

   Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a portfolio of the Structured Portfolio Service. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as "mutual funds"), the Funds and the portfolios of the Structured Portfolio Service are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street, as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Pooled Trust for Retirement Plans, for the benefit of investors in the plans held under those trusts. None of the Investment Options is subject to the claims of State Street's creditors. The Units are not insured by the Federal Deposit Insurance Corp. or any governmental agency. State Street's activities as trustee of the Collective Trust are subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). There are no voting rights connected with the ownership of Units.

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

   Strategy. The Stable Asset Return Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as "U.S. Government Obligations") and notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, "Short-Term Investment Products"). The Stable Asset Return Fund may invest in Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including "Synthetic GICs" issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the Fund to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund's Short-Term Investment Products and investment contracts shall not exceed 1.5 years. As of December 31, 2001, approximately 33% of the Fund's assets were invested in Short-Term Investment Products and 67% of the Fund's assets were invested in investment contracts. As of December 31, 2001, the average weighted maturity of the Stable Asset Return Fund was 1.48 years. The Fund's portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

   The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will have a total value at least equal to the amount of the repurchase price and will be held by State Street until repurchased. State Street monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

   The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in "--International Equity Fund--Risk Factors." Foreign branches of U.S. banks are generally subject to U.S. banking laws, but obligations issued by these branches, which are sometimes payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all banks. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank. For risks associated with investments in foreign securities, see "--International Equity Fund--Risk Factors."

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

   The Stable Asset Return Fund, as well as any other State Street collective fund through which the Fund invests, is permitted to invest in asset-backed securities (other than collateralized mortgage obligations (known as "CMOs") or other derivative mortgage-backed securities), subject to the rating and quality requirements specified with respect to the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. For information regarding risk factors with respect to the use of derivative instruments, see "--Derivative Instruments."

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

   Performance Information. The Stable Asset Return Fund may, from time to time, report its performance in terms of its yield and effective yield. The Fund's yield is determined based upon historical earnings and is not intended to indicate future performance. The yield of the Fund refers to the income return for a day multiplied by the number of days in a year to show the one day return on an annualized basis. The effective yield is calculated similarly but, when annualized, the income earned by an investment in the Fund is assumed to be reinvested. The effective yield will be slightly higher than the yield because of the compounding effect of this assumed reinvestment.

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

   Duration is a measure of the expected life of a fixed income security that incorporates a bond's yield, coupon interest payments, final maturity and call features into one measure. Traditionally, a debt security's "term to maturity" has been used as a proxy for the sensitivity of the security's price to changes in interest rates (which is the "interest rate risk" or "volatility" of the security). However, "term to maturity" measures only the time until a debt security provides its final payment, taking no account of the pattern of the security's payments prior to maturity. Duration is a measure of the expected life of a fixed income security based on a present value of all payments of the security. In general, all other things being equal, the lower the stated or coupon rate of interest of a fixed income security, the longer the duration of the security; conversely, the higher the stated or coupon rate of interest of a fixed income security, the shorter the duration of the security.

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

   Investment Guidelines and Restrictions. The Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers' acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund also invests in convertible securities; preferred stock; inflation indexed bonds issued by both governments and corporations; structured notes, including hybrid or "indexed" securities, catastrophe bonds, and loan participations; delayed funding loans and revolving credit facilities; reverse repurchase agreements and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of "AA." At least 90% of the Fund's total fixed income portfolio will consist of bonds rated investment grade by a nationally recognized statistical rating agency. No more than 1% of the fixed income portfolio's non-investment grade investments will be securities of a single issuer.

   For the purpose of achieving income, the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing in more than seven days. See "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors" for more information regarding repurchase agreements.

   The Fund may invest, subject to limitations, in derivative instruments such as futures, forwards, swaps, options, collateralized mortgage obligations and interest-only and principal-only stripped mortgage-backed securities. For information with respect to the Fund's use of derivative instruments, see "--Derivative Instruments." In addition, the Intermediate Bond Fund is subject to additional investment restrictions that are applicable to the other Funds. See "--Investment Prohibitions Relating to the Funds."

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

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund's performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund's assets and may change frequently in accordance with market conditions. Portfolio turnover was 19% for the twelve months ended December 31, 2001, 54% for the twelve months ended December 31, 2000 and 22% for the twelve months ended December 31, 1999. This turnover reflects purchases and sales of shares of the registered investment companies in which the Fund invested during these periods, rather than the turnover of the underlying portfolios of these registered investment companies. See "Investment Advisors and Initial Investments in Registered Investment Companies" below. Based on information available to State Street, the portfolio turnover for the PIMCO Total Return Fund was 450% for the twelve months ended March 31, 2001, 223% for the twelve months ended March 31, 2000 and 154% for the twelve months ended March 31, 1999.

   Performance Information. The Fund's total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund and assumes that all Fund's dividends and capital gain distributions are reinvested. The total return sought by the Intermediate Bond Fund will consist of interest and dividends from underlying securities, as well as capital appreciation reflected in unrealized increases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. While the Intermediate Bond Fund is invested in a registered investment company or companies (as described below) the yield for the Intermediate Bond Fund will be calculated by taking the weighted average annualized yield of these registered investment companies and adjusting for the Fund's expenses. It is expected that when the Fund is no longer invested in registered investment companies, the Fund's yield will be calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

   Investment Advisors and Initial Investments in Registered Investment Companies. State Street has selected Pacific Investment Management Company ("PIMCO") to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Intermediate Bond Fund, effective July 1, 2002. However, until that time, PIMCO's advice is obtained by investing the assets allocated to the Intermediate Bond Fund in the PIMCO Total Return Fund, an open-end management investment company registered under the Investment Company Act and managed by PIMCO. For additional information with respect to the Investment Advisors, see "--Investment Advisors."

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

   Investment Guidelines and Restrictions. The Balanced Fund invests in equity securities of the same types as those in which the Large-Cap Growth Equity Fund invests. See "--Large-Cap Growth Equity Fund." The Balanced Fund also invests in high quality short-term instruments. In addition, the Balanced Fund may continue to hold current investments in the collateralized mortgage obligations (known as "CMOs") that are included in its portfolio. However, no additional investments in CMOs may be made. For information regarding risks associated with CMOs, see "--Derivative Instruments."

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

   Risk Factors. For information and risk factors associated with investing in equity securities, see "--Index Equity Fund--Risk Factors," and in short-term instruments, see "--Stable Asset Return Fund-- Investment Guidelines and Restrictions and Risk Factors." For information with respect to the use of derivative instruments and mortgage-backed securities, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover depends on the types and proportions of the Balanced Fund's assets may change frequently in accordance with market conditions. Portfolio turnover was 232% for the twelve months ended December 31, 2001, 207% for the twelve months ended December 31, 2000 and 229% for the twelve months ended December 31, 1999.

   Investment Advisors. State Street has retained Capital Guardian Trust Company and Morgan Stanley Investment Management to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. Capital Guardian Trust Company will serve as Investment Advisor with respect to investments in equity securities and Morgan Stanley Investment Management will serve as Investment Advisor with respect to investments in debt securities. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Large-Cap Value Equity Fund (until July 15, 2002, the Value Equity Fund)

   Investment Objective. The Large-Cap Value Equity Fund's investment objective is to achieve long-term growth of capital and dividend income. The Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. There can be no assurance that the Large-Cap Value Equity Fund will achieve its investment objective.

   Strategy. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion that in the opinion of State Street and its Investment Advisor are undervalued in the marketplace. A portion of the Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those stocks in the Russell 1000 Index that have a greater than average value orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Value Equity Fund will remain actively managed. The actively managed portion of the Large-Cap Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. The Fund's Investment Advisor seeks to limit the Fund's divergence from the market's performance over full market cycles to moderate levels. The Fund is broadly diversified and emphasizes sectors and securities State Street and its Investment Advisor consider undervalued. Frank Russell & Company does not sponsor the Large-Cap Value Equity Fund, nor is it affiliated in any way with the Large-Cap Value Equity Fund or with State Street.

   Investment Guidelines and Restrictions. Although the assets of the Large-Cap Value Equity Fund are generally invested in common stocks and other equity-type securities, including convertible securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund's investment objective. The Fund will not invest more than 35% of its assets in non-equity securities or in companies that do not have large capitalizations, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund's investment objective will not be met by buying equity securities. To the extent that the Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

   The Large-Cap Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on the U.S. stock exchanges or on the over-the-counter markets. For many foreign securities, there are dollar-denominated American Depositary Receipts (known as "ADRs"), which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on the U.S. stock exchanges or on the U.S. over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund's assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

   For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective. Additional investment restrictions applicable to the Fund are described in "--Investment Prohibitions Relating to the Funds" and "-- Derivative Instruments."

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

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 33% for the twelve months ended December 31, 2001, 41% for the twelve months ended December 31, 2000 and 27% for the twelve months ended December 31, 1999. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 14.87% for the annual Russell Reconstitution on June 30, 2001, 15.97% for the annual Russell Reconstitution on June 30, 2000, and 14.33% for the annual Russell Reconstitution on June 30, 1999. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 33% for the twelve months ended December 31, 2001, 17% for the twelve months ended December 31, 2000 and 27% for the twelve months ended December 31, 1999. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 15% for the twelve months ended December 31, 2001, 14% for the twelve months ended December 31, 2000 and 14% for the twelve months ended December 31, 1999.

   Investment Advisors. State Street has retained Alliance Capital L.P., acting through its Bernstein Investment Research and Management unit, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Value Equity Fund. The indexed portion of the Fund will be invested through the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street. State Street will determine the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 75% of the assets of the Fund will be allocated to the actively managed portion and 25% will be allocated to the indexed portion. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the actively managed and indexed portions of the Fund can change the percentage of total assets of the Fund contained in each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Large-Cap Value Equity Fund between the actively managed and indexed portions of the Fund in order to achieve the targeted allocation of the Fund's assets invested on an actively managed and indexed basis. State Street may also, in its discretion, re-allocate assets in the Fund among the actively managed and indexed portions in order to avoid excessive deviation from the targeted allocation. For additional information regarding the Investment Advisors, see "-- Investment Advisors."

Large-Cap Growth Equity Fund (until July 15, 2002, the Growth Equity Fund)

   Investment Objective. The Large-Cap Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. There can be no assurance that the Large-Cap Growth Equity Fund will achieve its investment objective.

   Strategy. The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalizations greater than $1 billion. The Fund seeks to achieve growth of capital through increases in the value of the securities it holds and to realize income principally from dividends. A portion of the Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is composed of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The Fund may invest a portion of its assets in convertible securities. Convertible securities, such as preferred stocks and convertible debt instruments, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase. Frank Russell & Company does not sponsor the Large-Cap Growth Equity Fund, nor is it affiliated in any way with the Fund or State Street.

   Investment Guidelines and Restrictions. Although the assets of the Large-Cap Growth Equity Fund will generally be invested in equity securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund's investment objective. The Fund will not invest more than 35% of its assets in non-equity securities or in companies that do not have large capitalizations, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund's investment objective will not be met by buying equity securities. To the extent that the Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

   For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

   Although the Large-Cap Growth Equity Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through American Depositary Receipts (known as "ADRs") and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Fund not to recommend an investment, and State Street will not cause the Fund to make an investment, if that investment would cause more than 15% of the Fund's assets for which the Investment Advisor's advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

   Additional investment restrictions applicable to the Large-Cap Growth Equity Fund are described in "--Investment Prohibitions Relating to the Funds" and "--Derivative Instruments."

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

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 43% for the twelve months ended December 31, 2001, 49% for the twelve months ended December 31, 2000 and 46% for the twelve months ended December 31, 1999.

   Investment Advisors. State Street has retained Capital Guardian Trust Company, Dresdner RCM Global Investors LLC and Bankers Trust Company to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Large-Cap Growth Equity Fund. Bankers Trust Company serves as advisor to State Street with respect to the indexed portion of the Fund. Prior to August 15, 2001, State Street had also retained Lincoln Capital Management Company as a fourth advisor with respect to the Fund. At that time the assets of the Fund were allocated among the four advisors in substantially equal portions, including the indexed portion of the Fund. Each of the three current advisors provides advice and arranges for the execution of transactions with respect to a separate portion of the Fund's assets. State Street determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Unless altered by State Street, the assets of the Fund will be allocated to three equal portions. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street and any differences in relative investment performance of the three portions of the Fund can change the percentage of total assets of the Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund among the three portions in order to achieve the targeted allocation of the assets of the Fund. State Street may also, in its discretion, re-allocate assets among the three portions in order to avoid excessive deviation from the targeted allocation. For additional information regarding the Investment Advisors, see "--Investment Advisors."

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

   Strategy. The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2001, the largest company had a market capitalization of approximately $398 billion and the smallest company had a market capitalization of approximately $4 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company does not sponsor the Index Equity Fund, nor is it affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund's performance from the performance of the Russell 3000 Index (known as "tracking error") can result from various factors including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund changes made in the securities included in the Russell Index or the manner in which the performance Russell 3000 Index is calculated.

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

   Risk Factors. By investing in the U.S. equity market, the Index Equity Fund is subject to a variety of market and financial risks that may affect its return. The Unit price of the Index Equity Fund could be volatile, and investors should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide investors with the means to speculate on short-term U.S. stock market movements.

   In addition, it should be noted that the companies with smaller capitalizations included in the Russell indices may have limited product lines, markets, or financial resources, or may be dependent upon a small management group. Therefore, their securities may be subject to more abrupt or erratic market movements than larger, more established companies, both because their securities are typically traded in lower volume and because the issuers are typically subject to a greater degree of changes in their earnings and prospects.

   For information with respect to the use of derivative instruments, see "--Derivative Instruments."

   Portfolio Turnover. Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. The turnover of the Fund's underlying Russell 3000 portfolio for the annual Russell Reconstitution was 3.60% on June 30, 2001, 6.26% on June 30, 2000 and 7.44% on June 30, 1999. This turnover reflects the changes in the underlying portfolio of the collective investment fund in which the Fund invests. See "--Investment Advisor."

   Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, actively managed funds.

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

   "Russell 3000 Index" is a trademark of Frank Russell & Company. The Russell 3000 Index is not sponsored, endorsed, sold or promoted by Frank Russell & Company, nor does Frank Russell & Company guarantee the accuracy and/or completeness of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no warranty, express or implied, as to the results to be obtained by the Fund, owners of the Fund, any person or any entity from the use of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no express or implied warranties and expressly disclaims all such warranties of merchantability or fitness for a particular purpose for use with respect to the Russell 3000 Index or any data included therein.

Mid-Cap Value Equity Fund (effective July 15, 2002)

   Investment Objective. The Mid-Cap Value Equity Fund's investment objective will be to achieve long-term growth of capital. The Mid- Cap Value Equity Fund will seek to outperform, over extended periods of time, broad measures of the domestic stock market. There can be no assurance that the Mid-Cap Value Equity Fund will achieve its investment objective.

   Strategy. The Fund will invest primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund will seek to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund will seek to be broadly diversified and emphasizes sectors and securities State Street and its Investment Advisor consider undervalued. The Fund's Investment Advisor will seek to limit the Fund's divergence from the market's performance over full market cycles to moderate levels.

   Investment Guidelines and Restrictions. Although the assets of the Mid-Cap Value Equity Fund generally will be invested in common stocks and other equity-type securities, including convertible securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund's investment objective. The Fund will not invest more than 35% of its assets in non-equity securities or in companies with capitalizations outside the mid-cap range, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund's investment objective will not be met by buying equity securities. To the extent that the Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

   The Mid-Cap Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on the U.S. stock exchanges or on the over-the-counter markets. For many foreign securities, there are dollar-denominated ADRs, which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on the U.S. stock exchanges or on the U.S. over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund's assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

   For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective. Additional investment restrictions applicable to the Fund are described in "--Investment Prohibitions" and "--Derivative Instruments."

   Risk Factors. For risk factors associated with investment in equity securities, see "--Index Equity Fund--Risk Factors." Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sectors. Consistent earnings for such companies may not be as likely as they would be for more established companies. These companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. For other risk factors associated with investment in medium- sized and smaller companies, see "--Small-Cap Equity Fund--Risk Factors." For information with respect to the use of derivative instruments, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 25%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 25%.

   Investment Advisor. State Street has retained Ariel Capital Management to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Mid-Cap Growth Equity Fund (effective July 15, 2002)

   Investment Objective. The investment objective of the Mid-Cap Growth Equity Fund is to achieve long-term growth of capital. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. There can be no assurance that the Mid-Cap Growth Equity Fund will achieve its investment objective.

   Strategy. The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalizations between $1 billion and $12 billion at the time of investment that the Fund believes have strong earnings growth potential. The Fund may invest a portion of its assets in convertible securities. Convertible securities, such as preferred stocks and convertible debt instruments, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

   Investment Guidelines and Restrictions. Although the assets of the Mid-Cap Growth Equity Fund will generally be invested in equity securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments or in companies with capitalizations outside of the mid-cap range, when State Street determines that such investments may contribute to the attainment of the Fund's investment objective. The Fund will not invest more than 35% of its net assets in non-equity securities, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund's investment objective will not be met by buying equity securities. To the extent that the Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

   For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

   Although the Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through ADRs and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisor to the Fund not to recommend an investment, and State Street will not cause the Fund to make an investment, if that investment would cause more than 15% of the Fund's assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

   Additional investment restrictions applicable to the Mid-Cap Growth Equity Fund are described in "--Investment Prohibitions" and "--Derivative Instruments."

   Risk Factors.   See "--Index Equity Fund--Risk Factors" for risk factors
associated with investment in equity securities. Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. For other risk factors associated with investment in medium and smaller companies, see "--Small-Cap Equity Fund--Risk Factors." For information with respect to the use of derivative instruments, see "--Derivative Instruments." In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see "--International Equity Fund--Risk Factors."

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%.

   Investment Advisor. State Street has retained Ariel Capital Management to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund. For additional information regarding the Investment Advisors, see "--Investment Advisors."

Small-Cap Equity Fund (until July 15, 2002, the Aggressive Equity Fund)

   Investment Objective. The investment objective of the Small-Cap Equity Fund is to maximize long-term growth of capital. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. There can be no assurance that the Small-Cap Equity Fund will achieve its investment objective.

   Strategy. The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. Historically, the Fund invested in medium-sized as well as small companies. With the addition of the Mid-Cap Growth Equity Fund on July 15, 2002, the Fund will focus on smaller capitalization companies.

   Investment Guidelines and Restrictions. The Small-Cap Equity Fund invests primarily in common stocks and other equity-type securities, including convertible securities, that are believed to have strong potential for appreciation.

   Although the assets of the Fund will generally be invested in equity securities, the Fund may also invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street determines that in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, such investments may contribute to the attainment of the Fund's investment objective. See "--Stable Asset Return Fund." The Fund will not invest more than 35% of its assets in non-equity securities or in companies that do not have small capitalizations, except for temporary defensive purposes. To the extent that the Fund's assets are invested in non-equity securities, the Fund's net asset value may be adversely affected by a rise in interest rates.

   For temporary defensive purposes, the Small-Cap Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality instruments of the types purchased by the Stable Asset Return Fund. See "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

   Although the Fund invests primarily in securities of U.S. companies or foreign companies doing substantial business in the United States, the Fund may invest a portion of its assets in the securities of established foreign companies that do not do a substantial amount of business in the United States. The Fund may invest in foreign securities directly and through ADRs and may hold some foreign securities outside of the United States. State Street has directed the Investment Advisors to the Fund not to recommend an investment, and State Street will not cause the Fund to make an investment, if that investment would cause more than 15% of the portion of the Fund's assets for which that Investment Advisor's advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase. Additional investment restrictions applicable to the Fund are described in "--Investment Prohibitions Relating to the Funds" and "--Derivative Instruments."

   Risk Factors. Generally, the Small-Cap Equity Fund poses a greater risk to principal than the other domestic Funds. Investors should consider their investments in the Fund as relatively long-term and involving high risk to principal commensurate with potential for substantial gains. There is no certainty regarding which companies and industries will in fact experience capital growth, and such companies and industries may lose their potential for capital growth at any time. To the extent that the assets of the Fund are invested in the securities of a single issuer or a single industry, there is a greater risk that a deterioration in the performance of that issuer or industry will have a material adverse effect on the Fund. See "--Index Equity Fund--Risk Factors" for a description of risk factors associated with investing in equity securities generally. See "--International Equity Fund--Risk Factors" for a description of the risks associated with investments in foreign securities.

   A significant portion of the Fund's investments is in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of small companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. The Small-Cap Equity Fund's focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund's performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies.

   Investment Advisors. State Street has retained Capital Guardian Trust Company and Sit Investment Associates, Inc. to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Small-Cap Equity Fund. State Street determines the percentage of the assets in the Fund to be allocated to each Investment Advisor. Unless altered by State Street, the assets of the Fund will be allocated to two equal portions. State Street will obtain advice for one portion from Capital Guardian Trust Company and will obtain advice for the other portion from Sit Investment Associates, Inc. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and any differences in relative investment performance of the two portions of the Fund can change the percentage of total assets of the Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund, between the two portions in order to achieve the targeted allocation of the Fund's assets. State Street may also, in its discretion, re-allocate assets in the Fund among the two portions in order to avoid excessive deviation from the targeted allocation. For additional information regarding the Investment Advisors, see "--Investment Advisors."

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

   Strategy. Investing abroad increases the opportunities available to investors. Common stocks of foreign companies offer a way to seek long-term growth of capital. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide effective diversification for an all-U.S. portfolio, since historically their returns have not moved together with U.S. stocks over long time periods. Investing a portion of your portfolio in foreign stocks may enhance your diversification while providing the potential to increase long-term capital appreciation.

   The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under "--Stable Asset Return Fund." The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. In the event that the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

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

   The International Equity Fund will normally conduct its foreign currency exchange transactions, if any, either on a cash basis at the spot rate prevailing in the foreign currency exchange market or through entering into forward contracts to purchase or sell foreign currencies. See "--Derivative Instruments."

   The International Equity Fund is subject to the same investment prohibitions and restrictions as the other Funds. See "--Investment Prohibitions Relating to the Funds" and "--Derivative Instruments."

   Risk Factors. The Fund's share price can fall because of weakness in one or more of its primary equity markets, a particiular industry, or specific holdings. Equity markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in a fund may prove incorrect, resulting in losses or poor performance even in rising markets.

   Currency Risk. Currency risk refers to a decline in the value of a foreign currency versus the value of the U.S. dollar, which reduces the U.S. dollar value of securities denominated in that currency. The overall impact on the Fund's holdings can be significant, unpredictable, and long-lasting, depending on the currencies represented in the Fund's portfolio and how each one appreciates or depreciates in relation to the U.S. dollar and whether currency positions are hedged. Under normal conditions, the Fund will not engage in extensive foreign currency hedging programs. Exchange rate movements are unpredictable and it is not possible to effectively hedge the currency risks of many developing countries.

   Political and Economic Factors. The economic and political structures of developing nations, in most cases, do not compare favorably with the United States or other developed countries in terms of wealth and stability and their financial markets often lack liquidity. Therefore, investments in these emerging countries are riskier, and will be subject to erratic and abrupt price movements. Even investments in countries with highly developed economies are subject to risk. For example, prices of Japanese stocks suffered a steep decline for much of the 1990s. Moreover, while some countries have made progress in economic growth, liberalization, fiscal discipline and political and social stability, there is no assurance these trends will continue. Investment in these markets is, therefore, significantly riskier than investment in other markets.

   The economies of some of the countries in which the Fund may invest may rely heavily on particular industries and be more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures. Some countries have legacies of hyperinflation and currency devaluations versus the U.S. dollar, particularly Russia, many Latin American nations, and more recently, several Asian countries. Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets should be regarded as speculative.

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

   Other Risks of Foreign Investing. Some of the countries in which the Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices, which may subject the International Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

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

   Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund's overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. While any portion of the assets of the International Equity Fund are invested in a registered investment company such as the T. Rowe Price International Stock Fund, reported portfolio turnover for the International Equity Fund will reflect purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of the registered investment company. Portfolio turnover was 201% for the twelve months ended December 31, 2001, 251% for the twelve months ended December 31, 2000 and 199% for the twelve months ended December 31, 1999. Portfolio turnover for the collective trust portfolio portion of the Fund was 6% for the twelve months ended December 31, 2001. Based on information available to State Street, the portfolio turnover of the T. Rowe Price International Stock Fund was 17.4% for the twelve months ended October 31, 2001, 38% for the twelve months ended October 31, 2000 and 18% for the twelve months ended October 31, 1999. See "Investment Advisor and Initial Investments in Registered Investment Companies" below.

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

   State Street will determine the portion of the International Equity Fund's assets for which advice is obtained from each Investment Advisor. Unless altered by State Street, the assets of the International Equity Fund will be allocated to two equal portions. One portion will be invested in the T. Rowe Price

International Stock Fund and the other will be invested in the collective trust portfolio for which advice is obtained from Dresdner RCM Global Investors LLC. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street and any differences in relative investment performance of the two portions of the Fund can change the percentage of total assets of the International Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the International Equity Fund between the two portions in order to achieve the targeted allocation of the Fund's assets. State Street may also, in its discretion, re-allocate assets in the International Equity Fund among the two portions in order to avoid excessive deviation from the targeted allocation. For additional information with respect to the Investment Advisor, see"--Investment Advisors."

   Transfer Restrictions.   The International Equity Fund maintains a transfer
policy that restricts a Participant's ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There is no restriction on a Participant's ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see "--Transfers Among Investment Options."

Investment Prohibitions Relating to the Funds

   None of the Funds will:

   . trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Funds;

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

  . except for the initial investments by the Intermediate Bond Fund and the International Equity Fund, invest in the securities of registered investment companies. See "--Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies" and "--International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies;"

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

   State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, if that investment would cause (1) more than 5% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund's net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase. State Street has also directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in an industry if that investment would cause more than 25% of the portion of the Fund's net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase. In addition, State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause the Funds to make an investment, in the securities of an issuer (other than the U.S. government and its agencies) if that investment would cause more than 5% of the portion of the assets of the Fund allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

   However, with respect to the portion of the Large-Cap Growth Equity Fund for which advice is obtained from Dresdner RCM Global Investors LLC, Dresdner may recommend additional investments in an issuer beyond the 5% limit described above at the time of purchase and State Street may cause the Large-Cap Growth Equity Fund to make such investment, so long as the total investments in the issuer held by the Dresdner portion would not, at the time of purchase, represent a percentage of total assets greater than 125% of the representation of that issuer in the Russell 1000 Growth Index. The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer.

   Except as described under "--Derivative Instruments," State Street has no present intention of causing the Funds to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

   Although none of the foregoing restrictions apply to the registered investment companies in which the Intermediate Bond Fund currently invests and the International Equity Fund will continue to invest, the registered investment companies have restrictions that are set forth in their respective prospectuses and statements of additional information, which are available from the SEC.

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

   When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street is expected to be selected to administer the securities lending activities of the respective Funds. However, another administrator may be selected. A portion of the income generated by securities lending activities will be paid to the administrator as a fee and the remaining income will be reinvested in the relevant Fund. In the event that State Street acts as administrator, the portion of the income from securities lending activities paid to it will be in an amount that is expected to offset its costs of administering these activities. The remaining amount will be reinvested in the relevant Fund.

Valuation of Units

   An investor's interest in a Fund is represented by the value of the Units credited to the investor's account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund (except for the Stable Asset Return Fund, which is generally maintained at $1.00) is the quotient of the amount allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street. Once a number of Units has been credited to an investor's account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund.

   Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund prior to adjustments for any combinations, transfers or withdrawls with respect to the Fund, divided by the number of outstanding Units of the Fund. The value of each Fund is determined by State Street based on the market value of each Fund's portfolio of securities. The value of securities and other assets that do not have readily available market prices is determined in good faith by State Street. See "--Stable Asset Return Fund--Valuation of Units" for information as to the valuation of Units in the Stable Asset Return Fund.

Transfers

   Transfers to and from any of the Funds, as well as transfers to and from the portfolios of the Structured Portfolio Service and the Self-Managed Brokerage Accounts, will be effective on the day instructions are received if such instructions are received on a Business Day made prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers and withdrawals from the Investment Options, see "--Transfers Among Investment Options."

Performance Information

   Each Fund may, from time to time, report its performance in terms of the Fund's total return. A Fund's total return is determined based on historical results and is not intended to indicate future performance. A Fund's total return is computed by determining the average annual compounded rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. A recorded message providing per Unit values for the Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

Derivative Instruments

   Generally. The Funds will not engage in investments in derivative securities, except as described in this paragraph and as set forth under "Funds Investing in Registered Investment Companies" below. Derivative securities are securities the value of which is derived from the value of other instruments or assets, including futures, options, swaps, caps or floor contracts or foreign currency hedging contracts.

The Index Equity Fund and the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example pending investment or to pay for redemption requests). Other Funds that invest securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph. The Intermediate Bond Fund may invest in futures, options, swaps and forwards to the extent that they are used in a manner that does not materially increase total portfolio volatility or relate to speculative activities. Collateralized mortgage obligations (known as "CMOs") and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable. The Balanced Fund may continue to hold current investments in the CMOs that are included in its portfolio. However, no additional investments in CMOs may be made. The Stable Asset Return Fund and the Balanced Fund invest in asset-backed securities, but do not invest in CMOs or other derivative mortgage-backed securities. See "--Stable Asset Return Fund--Investment Guidelines and Restrictions and Risk Factors." The Intermediate Bond Fund may invest up to 40% of the Fund's assets in CMOs at any time. Interest-only and principal-only stripped mortgage-backed securities are mortgage-backed bonds that are separated into the interest or principal portion of a pool of mortgage-backed bonds. These securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds. The Intermediate Bond Fund may invest up to 5% of the Fund's assets in interest-only and principal-only stripped mortgage-backed securities at any time, in addition to the investments in CMOs referred to above.

   All of the Funds that may invest in securities denominated in foreign currencies may, when they enter into, and incidental to the settlement of, a contract for the purchase or sale of a security denominated in a foreign currency, enter into forward foreign currency exchange contracts to "lock in" the U.S. dollar price of the security. In addition, the International Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts (known as "ADRs"), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers' stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

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

   All of the registered investment companies in which the Funds invest may purchase and write call or put options on securities, securities indices and on foreign currencies, and enter into futures contracts and use options on futures contracts, and may sell previously purchased options and futures contracts. These registered investment companies also may enter into swap agreements with respect to foreign currencies, interest rates and securities indices. These registered investment companies may use these techniques to hedge against changes in interest rates, foreign currency exchange rates or securities prices or as part of their overall investment strategies, to efficiently invest cash, to adjust portfolio duration or enhance income, and may also purchase and sell options relating to foreign currencies for purposes of increasing exposure to a foreign currency or to shift exposure to foreign currency fluctuations from one country's currency to another's.

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

Investment Advisors

   State Street has retained the services of various Investment Advisors to advise it on its investment responsibility with respect to several Funds. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time upon consultation with ABRA.

State Street may also change at any time the allocation of assets among Investment Advisors to a single Fund, subject to consultation with ABRA.

The current Investment Advisors are:

   Ariel Capital Management, Inc. Advisor to the Mid-Cap Value Equity Fund effective July 15, 2002, Ariel Capital Management, Inc. is registered as an investment advisor with the Securities and Exchange Commission and was founded in 1983. The firm's sole office is located at 200 East Randolph Drive, Suite 2900, Chicago, Illinois 60601. Ariel manages separate account portfolios in the small and mid cap value style and also serves as investment advisor for the Ariel Mutual Funds, which are comprised of four no-load, publicly traded mutual funds. Ariel is an independent subchapter S corporation, has no affiliated companies and does not participate in any joint ventures. As of December 31, 2001, Ariel Capital Management, Inc. had assets under management of approximately $7.8 billion.


   Alliance Capital Management L.P. Advisor to the Large-Cap Value Equity Fund, Alliance Capital Management L.P. ("Alliance Capital") is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund will be made by the investment professionals of Alliance Capital's Bernstein Investment Research and Management Unit ("Bernstein"). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, continues and services the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by Alliance Capital in October 2000 that managed value oriented investment portfolios since 1967. Alliance Capital is a leading global investment advisor supervising client accounts with assets as of December 31, 2001 totaling approximately $455 billion.

   Bankers Trust Company. Advisor to the index portion of the Growth Equity Fund, Bankers Trust Company's a New York banking corporation with principal offices at 280 Park Ave., Suite 4E, New York, New York 10017 is a wholly-owned subsidiary of Deutsche Bank AG ("Deutsche Bank"). Deutsche Bank is a banking company with limited liability organized under the laws of the Federal Republic of Germany. Deutsche Bank is the parent company of a group consisting of banks, capital markets companies, fund management companies (including Deutsche Asset Management), mortgage banks, a property finance company, installment financing and leasing companies, insurance companies, research and consultancy companies and other domestic and foreign companies. As of December 31, 2001, Deutsche Asset Management, of which Bankers Trust Company is a part, had $545 billion in discretionary assets under management.

   Capital Guardian Trust Company. Advisor to the equity portion of the Balanced Fund, and to the Large-Cap Growth Equity Fund and the Small-Cap Equity Fund, Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2001, it had approximately $120 billion in assets under its management.

   Dresdner RCM Global Investors LLC. Advisor to the Large-Cap Growth Equity Fund and the International Equity Fund, Dresdner RCM Global Investors was founded as Rosenburg Capital Management by Claude Rosenberg in 1970. In 1986, Dresdner RCM Global Investors became a limited partnership, RCM Capital Management, with the Travelers Group, Inc. Ten years later in 1996, RCM Capital Management, LLC (RCM) became a wholly owned subsidiary of Dresdner Bank AG. On July 23, 2001, Dresdner Bank AG and Allianz AG joined to create a leading integrated financial services firm, with asset management as one of its key business units. The umbrella asset management organization is called Allianz Dresdner Asset Management (ADAM). Dresdner RCM Global Investors established a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson

Management based in London and Tokyo, and BIP Gestion in Paris. The Dresdner RCM Global Investors U.S. office is located at Four Embarcadero Center, San Francisco, CA 94111, with investment management, client servicing, and operations in the world's primary financial centers. As of December 31, 2001, Dresdner RCM Global Investors had approximately $62 billion in assets under management and advice and Dresdner RCM Global Investors LLC, the U.S. operation of Dresdner RCM Global Investors, had approximately $40 billion in assets under management.

   Morgan Stanley Investment Management. Advisor to the debt portion of the Balanced Fund, Morgan Stanley Investment Management ("MSIM") (formerly known as Miller Anderson & Sherrerd) was established in 1975 and acquired Miller Anderson & Sherrerd on January 3, 1996. While MSIM's corporate headquarters is in New York, the principal place of business for fixed income management is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 2001, MSIM had approximately $416 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

   Pacific Investment Management Company LLC. Advisor to the Intermediate Bond Fund effective July 1, 2002, Pacific Investment Management Company ("PIMCO") is an investment management company founded in 1971, and had approximately $241 billion in assets under management as of December 31, 2001. Allianz A.G. has a majority interest in Allianz Dresdner Asset Management (ADAM) of America L.P., the parent company of PIMCO. Pacific Life Insurance Company has a minority interest in ADAM. PIMCO's address is 840 Newport Center Drive, Suite 300, Newport Beach, California 92660. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission.

   Sit Investment Associates, Inc. Advisor to the Small-Cap Equity Fund, Sit Investment Associates is a Minnesota corporation formed in 1981. Its principal place of business is 90 South Seventh Street, Suite 4600, Minneapolis, Minnesota 55402. Sit Investment Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. As of December 31, 2001, Sit Investment Associates had approximately $8 billion in assets under management. Eugene C. Sit is the controlling shareholder of Sit Investment Associates.

   T. Rowe Price International, Inc. Anticipated future advisor to the International Equity Fund, T. Rowe Price International, Inc. ("TRPI") is a wholly-owned subsidiary of T. Rowe Price Associates. TRPI is the successor to Rowe Price-Fleming International ("Price-Fleming"), a joint venture established in 1979 between T. Rowe Price Associates and Robert Fleming Holdings ("Fleming"). In 2000, T. Rowe Price became the sole owner of Rowe Price-Fleming and renamed the company T. Rowe Price International. As of December 31, 2001, TRPI managed approximately $24.4 billion in assets. The U.S. office of T. Rowe Price International is located at 100 East Pratt Street, Baltimore, Maryland 21202. Offices are also located in London, Tokyo, Singapore, Hong Kong, Buenos Aires, and Paris.

   Turner Investment Partners. Advisor to the Mid-Cap Growth Equity Fund effective July 15, 2002, Turner Investment Partners was founded in 1990 and is 100% employee owned. Its principal place of business is 1235 Westlakes Drive, Suite 350 Berwyn, Pennsylvania 19312. As of December 31, 2001, Turner Investment Partners had discretionary management authority with respect to approximately $10 billion of assets. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors.

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

The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of the clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of its clients are engaged in the simultaneous sale or purchase of securities, transactions are allocated as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances when purchases or sales of portfolio securities for one or more clients will have an adverse effect on other clients.

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

Structured Portfolio Service

   Investment Objective. The Structured Portfolio Service provides investment diversification by utilizing the Funds available to the Program. The Conservative, Moderate and Aggressive portfolios offer three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an investor's tolerance for investment risk. There can be no assurance that any of the portfolios of the Structured Portfolio Service will achieve their investment objective. The portfolios utilize the Program's Funds other than Balanced Fund. For information regarding the investment objectives, guidelines and restrictions of each of the above Funds, refer to the description of those Funds in this Report.

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

   The Conservative Portfolio emphasizes shorter-term and fixed income securities and is intended for investors with lower risk tolerance who seek returns based primarily on higher current investment income. Funds in the Conservative Portfolio are allocated as follows:

                        Stable Asset Return Fund.... 30%
                        Intermediate Bond Fund...... 35
                        Large-Cap Value Equity Fund.  7
                        Large-Cap Growth Equity Fund  7
                        Index Equity Fund........... 14
                        International Equity Fund...  7

   The Moderate Portfolio takes a more balanced approach (in comparison to the Conservative Portfolio) and is intended for investors who seek returns based upon relatively stable investment income but who also desire an increased potential for growth. Upon the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund effective July 15, 2002, the Moderate Portfolio will adjust its allocation to include the new Funds. The allocations through July 14, 2002 and on and after July 15, 2002 are presented below:

                                Through July 14, 2002 Effective July 15, 2002
   -                            --------------------- -----------------------
   Stable Asset Return Fund....          10%                    10%
   Intermediate Bond Fund......          30                     30
   Large-Cap Value Equity Fund.          11                      9
   Large-Cap Growth Equity Fund          11                      9
   Index Equity Fund...........          23                     23
   Mid-Cap Value Equity Fund...           0                      2
   Mid-Cap Growth Equity Fund..           0                      2
   International Equity Fund...          15                     15

   The Aggressive Portfolio emphasizes stocks and is intended for investors who have a higher degree of risk tolerance and seek capital appreciation. Upon the addition of the Mid-Cap Value Equity and the Mid-Cap Growth Equity Fund effective July 15, 2002, the Aggressive Portfolio will adjust its allocation to include the new Funds. The allocations through July 14, 2002 and on and after July 15, 2002 are presented below:

                                Through July 14, 2002 Effective July 15, 2002
   -                            --------------------- -----------------------
   Intermediate Bond Fund......          15%                    15%
   Large-Cap Value Equity Fund.          15                     13
   Large-Cap Growth Equity Fund          15                     13
   Index Equity Fund...........          30                     30
   Mid-Cap Value Equity Fund...           0                      3
   Mid-Cap Growth Equity Fund..           0                      3
   Small-Cap Equity Fund.......           5                      3
   International Equity Fund...          20                     20

   Allocations of investor funds to the portfolios of the Structured Portfolio Service are readjusted by State Street on the first Business Day of each month to maintain the percentage allocations indicated above. The change in allocations in the Moderate and Aggressive Portfolios will take effect with respect to contributions on July 15, 2002. State Street may, upon consultation with the Investment Advisors to the various Funds involved, phase in the reallocations of the Portfolios over several days or weeks following July 15, 2002 to avoid disruption to the Funds and the Portfolios.

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

Self-Managed Brokerage Accounts

   Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Exchange Act. They are described in this Report for information purposes only.

   As an additional Investment Option under the Program, State Street makes available a Self- Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street permits participants whose plan includes the Self-Managed Brokerage Account as an Investment Option to authorize, at the participant's own cost, a third party "investment manager," as defined in
Section 3(38) of ERISA, to trade that participant's Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account. Assets transferred from one of the core Investment Options to a Self-Managed Brokerage Account may be invested in a wide variety of publicly traded debt and equity securities and mutual funds through a self-managed brokerage account. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings ("IPOs"), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call
(800) 348-2272.

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

   State Street has no control over the management of assets held by Equitable Life, except to the extent provided by applicable law, and is not responsible for the investment of these assets or the performance by Equitable Life and Lend Lease Real Estate Investments of their obligations under the Program with respect to these assets. State Street, however, maintains the recordkeeping on the sale of this account and provides notice to investors, when appropriate. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street. See "--Additional Information."

Contributions to the Investment Options

   Contributions may be allocated to the Funds or to any of the portfolios of the Structured Portfolio Service on a daily basis and are credited on the day of receipt if accompanied or preceded by proper allocation instructions and received on a Business Day by 4:00 p.m. Eastern Time (or, if earlier, the close of regular market trading). Contributions are used to purchase Units of the Funds and the portfolios of the Structured Portfolio Service based on the relevant per Unit net asset value of each Fund or the portfolios of the Structured Portfolio Service, as applicable. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account.

Transfers Among Investment Options

   Transfers may be made among the Funds, the portfolios of the Structured Portfolio Service and Self-Managed Brokerage Accounts generally on any Business Day based on the relevant per Unit net asset value of each Fund or each portfolio of the Structured Portfolio Service or dollar amount, as applicable. Effective August 1, 2001, the International Equity Fund adopted an excessive transfer policy that may restrict a Participant's ability to make transfers into the International Equity Fund. Under the policy, Participants may make not more than one transfer into the International Equity Fund within any 45 calendar day period. There are no restrictions on a Participant's ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. No transfers may be made to the Equitable Real Estate Account.

Benefits and Distributions

   A Participant's eligibility for benefits depends on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

Participant Advisor Service

   Financial Engines, Inc. has contracted with State Street to make available to Participants the Financial Engines asset allocation investment advisor service, an Internet and intranet based personalized defined contribution plan advisor service. Additional information regarding this service may be obtained from State Street at the phone number provided below and from the prospectus relating to the Program.

Additional Information

   Persons who are already Employers or Participants who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

    . calling State Street at (800) 348-2272 between 9:00 a.m. and 8:00 p.m. Eastern time;

    .  calling the Program's FaxBack line at (877) 202-3930; or

    .  accessing the Program's Web site at http://www.abaretirement.com

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

   For information regarding enrollment in the Program, Eligible Employers may call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.

   For Unit values for the Funds, and for the daily rate of the Stable Asset Return Fund and the 30-day yield of the Intermediate Bond Fund, call State Street at (800) 826-8905.

   For a recorded message providing current account information, call State Street at (800) 348-2272.

                              ADOPTION OF PROGRAM

   Sole practitioners, partnerships and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA's House of Delegates. State and local bar associations represented in the ABA's House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ABRA, and has, as an owner or a member of its governing board, a member or associate of the ABA. State Street's retirement program specialists are available to help individuals and organizations determine whether they are eligible to adopt the Program.

   Eligible Employers who elect to participate in the Program may do so either through their own individually designed plans or by adopting one or both of the American Bar Association Members Defined Benefit Plan and the American Bar Association Members Retirement Plan, the two ABA Members Plans sponsored by ABRA. The ABA Members Plans are master plans designed to qualify under section 401(a) of the Internal Revenue Code.

   Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a SIMPLE 401(k) plan, a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has determined that the available forms of the ABA Members Plans are qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees.

   Assets contributed under master plans are held by State Street as trustee of the American Bar Association Members Retirement Trust. Assets invested through individually designed plans are held by State Street as trustee of the American Bar Association Members Pooled Trust for Retirement Plans. Assets contributed to each of these trusts are invested in the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of each plan. In accordance with the plans, assets of the trusts are held for the benefit of the Participants. The Internal Revenue Service has determined each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans to be tax-exempt trusts under section 501(a) of the Internal Revenue Code.

   To adopt either the American Bar Association Members Defined Benefit Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute an adoption agreement. The adoption agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer's adoption of the American Bar Association Members Retirement Trust to hold assets of the master plan. State Street's retirement program specialists will assist Eligible Employers in the preparation of an adoption agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers should consult with their tax advisors prior to executing an adoption agreement. Depending on the form of adoption agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be necessary for an Eligible Employer to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

   An Eligible Employer that maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the Investment Options, and in some cases the recordkeeping services, available under the Program by causing an adoption agreement for the American Bar Association Members Pooled Trust for Retirement Plans to be executed by the trustee of the individually designed plan. The trustee must demonstrate to State Street that the participating trust is exempt from tax under section 501(a) of the Internal Revenue

Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. State Street's retirement program specialists will assist in preparation of an adoption agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers and the trustees of an individually designed plan should consult with their tax advisors prior to executing an adoption agreement. Only plans qualified under section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

   For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call State Street at
(800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.
                                 STATE STREET

   State Street provides administrative and recordkeeping services required by the Program. As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street also acts as the sole trustee of each of the ABA Members Trusts.

   State Street's principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corp., a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ending December 31, 2001, State Street and its affiliates had a total risk-based capital ratio of 13.0%, which is far in excess of applicable regulatory requirements. As of December 31, 2001, State Street together with its affiliates had over $6.2 trillion of assets under custody and had $775 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

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

   ABRA is an Illinois not-for-profit corporation organized by the American Bar Association (the "ABA") to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or certain affiliated organizations. The Program is a comprehensive retirement program that provides adopting employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As sponsor of the Program, ABRA is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, and the designation of Investment Options to be made available under the Program. Pursuant to an agreement between ABRA and State Street, as of January 1, 1999, ABRA has engaged State Street to provide administrative and investment services and to make the Investment Options available under the Program for a four-year term. ABRA may terminate its agreement with State Street prior to the end of its term upon six months written notice. State Street may terminate its agreement with ABRA prior to the close of business on December 31, 2002 in certain circumstances, including the offering to Employers by ABRA of any investment product that is not offered pursuant to the terms of the agreement. State Street may terminate its agreement with ABRA at the end of any quarter after the close of business on or after December 31, 2002 upon twelve months written notice. ABRA has also appointed State Street as trustee of each of the ABA Members Trusts.

                              DEDUCTIONS AND FEES

Program Expense Fee

   A fee is paid to State Street and ABRA for their services in connection with the Program. For all Investment Options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds and the Equitable Real Estate Account.

   For the calendar year ending December 31, 2001, the program expense fee payable to State Street was $9,827,890. For the period January 1, 2001 through June 30, 2001 State Street received a monthly payment equal to one-twelfth the sum of (i) $750,000 plus (ii) $191 multiplied by the number of participants in the Program other than active participants without account balances as of the last Business Day of the immediately preceding month, plus (iii) $191 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee was accrued daily and paid monthly. Effective July 1, 2001 the program expense fee payable to State Street is calculated as follows: the monthly fee is equal to one-twelfth of the sum of (i) $750,000 plus (ii) $201 multiplied by the number of participants in the Program other than active participants without account balances as of the last Business Day of the immediately preceding month, plus (iii) $201 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee is accrued daily and is paid monthly. The $201 amount in the above calculation includes $10 per Participant for the participant advisor service.

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

   The program expense fee payable to State Street is subject to reduction based on the amount of retirement plan assets held by State Street on behalf of law firm and law-related clients identified by State Street and ABRA that do not participate in the Program. For the year ended December 31, 2001 the amount of this reduction was $66,563.

   The program expense fee payable to ABRA is based on the total assets in the Program (other than assets in Self-Managed Brokerage Accounts) at the following annual rates:

                                               Rate
                                 Value of      for
                              Program Assets   ABRA
                              --------------   ----
                            First $500 million .075%
                            Next $850 million. .065
                            Next $1.15 billion .035
                            Next $1.5 billion. .025
                            Over $4.0 billion. .015

   The fee is accrued daily and is paid to ABRA monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

Trustee, Management and Administration Fees

   A fee is paid to State Street for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds. Fees are payable at the following annual rates:

management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds. Fees are payable at the following annual rates:

   Aggregate Value of Assets in Stable Asset Return, Intermediate Bond,
        Balanced, Large-Cap Value Equity, Large-Cap Growth Equity,
         Index Equity, Small-Cap Equity, and International Equity       Rate
         --------------------------------------------------------       ----
                            First $1.0 billion......................... .15 %
                            Next $1.8 billion.......................... .058
                            Over $2.8 billion.......................... .025

   Effective July 15, 2002 with the addition of the new Funds, the trust, management and administration fee shall be calculated according to the following schedule as applied to the aggregate value of assets held in Stable Asset Return, Intermediate Bond, Balanced, Large-Cap Value Equity, Large-Cap Growth Equity, Index Equity, Small-Cap Equity, and International Equity Funds:

First $1.0 billion .155%
Next $1.8 billion.  .058
Over $2.8 billion.  .025

Such fees shall accrue daily and be paid to State Street at the end of each month.

Self-Managed Brokerage Account Fees

   Transaction fees for the purchase or sale of securities for the account of an Eligible Investor are charged in accordance with the schedule of rates communicated from time to time to Eligible Investors with Self-Managed Brokerage Accounts.

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

                           Value of Assets in
                       Large-Cap Value Equity Fund
              Allocated to Alliance Capital Management L.P. Rate
              --------------------------------------------- ----
                            First $10 million.............. .50 %
                            Next $10 million...............  .40
                            Next $30 million...............  .35
                            Next $50 million...............  .30
                            Next $50 million...............  .25
                            Next $50 million............... .225
                            Next $50 million...............  .20
                            Next $50 million............... .175
                            Over $300 million..............  .15

                           Value of Assets in
                        Mid-Cap Value Equity Fund
                  Allocated to Ariel Capital Management Rate
                  ------------------------------------- -----
                           First $20 million...........  .75 %
                           Over $20 million............   .50
                           Value of Assets in
                      Large-Cap Growth Equity Fund
                   Allocated to Bankers Trust Company   Rate
                   ----------------------------------   -----
                           First $100 million.......... .075 %
                           Next $100 million........... .0375
                           Over $200 million...........  .010

                    Value of Assets in Balanced Fund,
                       Large-Cap Growth Equity Fund
                        and Small-Cap Equity Fund
               Allocated to Capital Guardian Trust Company*   Rate
               --------------------------------------------   ----
                            First $20 million................ .50 %
                            Next $30 million.................  .35
                            Over $50 million................. .225
                            Value of Assets in
                       Large-Cap Growth Equity Fund
              Allocated to Dresdner RCM Global Investors LLC  Rate
              ----------------------------------------------  ----
                            First $10 million................ .70 %
                            Next $10 million.................  .60
                            Next $20 million.................  .50
                            Next $20 million.................  .35
                            Next $40 million.................  .30
                            Over $100 million................  .25
                            Value of Assets in
                        International Equity Fund
             Allocated to Dresdner RCM Global Investors LLC** Rate
             ------------------------------------------------ ----
                            First $20 million................ .75 %
                            Next $20 million.................  .60
                            Next $20 million.................  .50
                            Next $40 million.................  .45
                            Over $100 million................  .40
                            Value of Assets in
                        Balanced Fund Allocated to
                   Morgan Stanley Investment Management       Rate
                   ------------------------------------       ----
                            First $25 million................ .50 %
                            Next $50 million.................  .25
                            Next $775 million................  .15
                            Over $850 million................ .125

                            Value of Assets in
                          Intermediate Bond Fund
                            Allocated to PIMCO                Rate
                          ----------------------              ----
                            First $25 million................ .50 %
                            Next $25 million................. .375
                            Over $50 million.................  .25

                            Value of Assets in
                        Mid-Cap Growth Equity Fund
                 Allocated to Turner Investment Partners      Rate
                 ---------------------------------------      ----
                            First $50 million................ .65 %
                            Next $50 million.................  .60
                            Over $100 million................  .55

                           Value of Assets in
                         Small-Cap Equity Fund
              Allocated to Sit Investment Associates, Inc. Rate
              -------------------------------------------- -----
                           First $10 million.............. 1.00 %
                           Next $10 million...............   .70
                           Over $20 million...............   .60

--------
      * Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.
      ** While Dresdner RCM Global Investors LLC serves as an Investment
         Advisor to both the Large-Cap Growth Equity Fund and the International Equity Fund, the Investment Advisor fee payable to Dresdner RCM Global Investors LLC with respect to the International Equity Fund shall be calculated using the schedule shown for the International Equity Fund commencing at the tier determined by the aggregate value of assets in the Large-Cap Growth Equity Fund and International Equity Fund allocated to Dresdner RCM Global Investors LLC. As of December 31, 2001, approximately $338 million of the Large-Cap Growth Equity Fund's assets were allocated to Dresdner RCM Global Investors LLC.

   To the extent that the assets of the Intermediate Bond Fund and the International Equity Fund are invested in shares of registered investment companies, no separate investment advisory fees will be paid by the applicable Funds. These Funds, however, will indirectly bear their proportionate share of the investment advisory fees and annual operating expenses payable by these registered investment companies. See "Description of Investment Options--Intermediate Bond Fund--Investment Advisors and Initial Investments in Registered Investment Companies," and "Description of Investment Options--International Equity Fund--Investment Advisor and Initial Investments in Registered Investment Companies." In the most recent periods for which information is available, the PIMCO Total Return Fund paid total asset management and administration fees of .49%, and the T. Rowe Price International Stock Fund paid total asset management and administration fees of .91%. These fees vary with the amount of assets held in the registered investment companies and as a result of changes in the underlying fee structure of the registered investment companies. Program expense fees and trustee, management and administrative fees are paid by the Funds during the time that the Funds are invested in these registered investment companies. Effective July 1, 2002, the Intermediate Bond Fund will cease to be invested in the PIMCO Total Return Fund. Instead, the Intermediate Bond Fund will be managed by State Street as a collective trust portfolio with the advice of PIMCO. At that time, PIMCO will begin to receive the Investment Advisor Fee set forth in the tables above.

   T. Rowe Price International has separately agreed that in return for administrative services provided by State Street with respect to the International Equity Fund, T. Rowe Price International shall pay State Street a ..10% administrative service credit, which is credited to the International Equity Fund.

Operational and Offering Costs

   Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. A fee in the amount of $23,000 for the registration of $250 million of units with the SEC was paid in March 2002 and will be an operational cost. Costs relating to the establishment of the new Mid-Cap Value Equity and Mid-Cap Growth Equity Funds are estimated to be $290,000 and will be an operational cost. These operational costs will be allocated to all of the Funds in the Program based on net asset value and will be accrued over the period from January 2002 through December 2002.

Fee Recipients

   The following information with respect to estimated fees for 2002 is based on the approximate assets of the Program on December 31, 2001, which was $3,369,000,000, and on the number of participants for whom State Street was responsible for recordkeeping as of December 31, 2001, which was 47,345.

   State Street, in its capacity as administrator of the Program and manager of the Funds, would receive fees of $12,933,000 on an annual basis (after fee discounts of $300,000 for outstanding benefits checks and $67,000 for law firm and law-related client assets not invested in the Program). ABRA would receive fees of $1,547,000 on an annual basis in its capacity as sponsor of the Program.

   The following table summarizes the fees paid to each Investment Advisor. The summary is based on the approximate allocation of the Program's assets among the Investment Options as of December 31, 2001, adjusted for the addition of the Mid-Cap Value Equity Fund and Mid-Cap Growth Equity Fund on July 15, 2002 by reflecting the effect of the reallocation of the portfolios of the Structured Portfolio Service on the distribution of assets among the Funds. The reallocation of the portfolios of the Structured Portfolio Service will take place upon the addition of the new Funds. See "Description of Investment Options--Structured Portfolio Service."

                                                      Advisory
                              Advisor                 Fees(1)
                              -------                ----------
                Alliance Capital L.P.(2)............ $  508,000
                Ariel Capital Management............     37,500
                Bankers Trust Company...............    126,000
                Capital Guardian Trust Company(3)...  1,791,000
                Dresdner RCM Global Investors LLC...  1,187,000
                Morgan Stanley Investment Management    411,000
                Sit Investment Associates, Inc......    986,000
                Turner Investment Partners..........     32,500

--------
(1) Assuming the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below.
(2) Acting through its Bernstein Investment Research and Management Unit
(3) After an applicable fee discount of $94,000.

   The table above is based on the following approximate allocation of the Program's assets among the Investment Options:

                                              Allocation as of
                                             December 31, 2001
                       Fund             As Adjusted (in millions)(1)
                       ----             ----------------------------
           Stable Asset Return Fund....            $  801
           Intermediate Bond Fund......               176
           Balanced Fund...............               460
           Large-Cap Value Equity Fund.               218
           Large-Cap Growth Equity Fund             1,016
           Index Equity Fund...........               263
           Mid-Cap Value Equity Fund...                 5
           Mid-Cap Growth Equity Fund..                 5
           Small-Cap Equity Fund.......               332
           International Equity Fund...                89

--------
(1) The table is based on approximate assets of the Program on December 31, 2001, which total $3,369,000,600 and includes $4,000,000 allocated to the Equitable Real Estate Account. The table is based on the approximate allocation of the Program's assets among the Investment Options as of December 31, 2001, adjusted for the addition of the Mid-Cap Value Equity Fund and Mid-Cap Growth Equity Fund on July 15, 2002 by reflecting the effect of the reallocation of the portfolios of the Structured Portfolio Service on the distribution of assets among the Funds. The reallocation of the portfolios of the Structured Portfolio Service will take place upon the addition of the new Funds. See "Description of Investment Options--Structured Portfolio Service."

   The following table shows the amounts of assets for which each Advisor provided investment advice at December 31, 2001 based on the as adjusted allocation of the assets of the Program as shown in the table above.

                                              Approximate Assets As of
                                           December 31, 2001 As Adjusted
                    Advisor                      (in thousands)(1)
                    -------                ------------------------------
      Capital Guardian Trust Company
         Balanced Fund.................... $                      278,000
         Large-Cap Growth Equity Fund.....                        343,000
         Small-Cap Equity Fund............                        176,000
                                           ------------------------------
                                           $                      797,000
      Bankers Trust Company
         Large-Cap Growth Equity Fund..... $                      335,000

      Ariel Capital Management
         Mid-Cap Value Equity Fund........ $                        5,000

      Morgan Stanley Investment Management
         Balanced Fund.................... $                      182,000

      Dresdner RCM Global Advisors
         Large-Cap Growth Equity Fund..... $                      338,000
         International Equity Fund........                         43,000
                                           ------------------------------
                                           $                      381,000
      Sit Investment Associates, Inc.
         Small-Cap Equity Fund............ $                      156,000

      Alliance Capital/(2)/
         Large-Cap Value Equity Fund...... $                      167,000

      Turner Investment Partners
         Mid-Cap Growth Equity Fund....... $                        5,000

--------
   (1) The table is based on approximate assets of the Program on December 31, 2001, which total $3,369,000,600 and includes $4,000,000 allocated to the Equitable Real Estate Account. The table is based on the approximate allocation of the Program's assets among the Investment Options as of December 31, 2001, adjusted for the addition of the Mid-Cap Value Equity Fund and Mid-Cap Growth Equity Fund on July 15, 2002 by reflecting the effect of the reallocation of the portfolios of the Structured Portfolio Service on the distribution of assets among the Funds. The reallocation of the portfolios of the Structured Portfolio Service will take place upon the addition of the new Funds. See "Description of Investment Options--Structured Portfolio Service."

   (2) Acting through its Bernstein Investment Research and Management Unit

   In addition, as of December 31, 2001, $176,000,000 was invested in the PIMCO Total Return Fund and $46,000,000 was invested in the T. Rowe Price International Stock Fund. Based on published fee schedules, PIMCO and T. Rowe Price would have received the following fees from the registered investment companies into which funds were invested: PIMCO, $862,000; T. Rowe Price International, Inc., $419,000 (before an administrative service credit of $46,000 paid to the International Equity Fund by T. Rowe Price International, Inc.).

   Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street and ABRA as described in this prospectus and that such fees are reasonable compensation for the services performed by State Street and ABRA, respectively, for the Program.

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

  (b) Holders.

   Eligible employers who elect to participate in the Program may do so by adopting a master plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Employers that maintain individually designed plans may also participate in some of the aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant's, employer's or plan trustee's Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Plan, provided that in either case the employer has designated the Self-Managed Brokerage Account as an Investment Option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

  (c) Dividends.

   Income or gains on contributions are automatically reinvested in the respective Funds.

Item 6.  Selected Financial Data.

   The selected financial data below provides information with respect to income, expenses and capital changes for each Fund attributable to each Unit outstanding for the periods indicated. The selected financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants of the Collective Trust. The selected financial data should be read in conjunction with the financial statements of the Funds, including the related Notes thereto, which appear in response to Item 8 of this Report. Per Unit calculations of investment income and net expense have been prepared using the monthly average number of Units outstanding during the period.

Stable Asset Return Fund:

                                                     Year ended December 31,
                                        -------------------------------------------------
                                          1997       1998       1999        2000       2001
                                        --------   --------   --------    --------   --------
Investment income...................... $   .061   $   .061   $   .059    $   .064   $   .058
Net expenses...........................    (.007)     (.006)     (.004)      (.004)     (.005)
                                        --------   --------   --------    --------   --------
Net investment income..................     .054       .055       .055        .060       .053
 Distribution of net investment income.    (.054)     (.055)     (.055)      (.060)     (.053)
                                        --------   --------   --------    --------   --------
Net asset value at beginning and end of
 period................................ $   1.00   $   1.00   $   1.00    $   1.00   $   1.00
                                        ========   ========   ========    ========   ========
Ratio of net expenses to average net
 assets................................      .68%       .61%       .37%        .37%       .45%
Ratio of net investment income to
 average net assets....................     5.38%      5.44%      5.50%       6.07%      5.39%
Total return...........................     5.52%      5.59%      5.64%       6.27%      5.56%
Net assets at end of period (in
 thousands)............................ $634,565.  $679,991.   $709,516.  $726,437.  $797,860.

Intermediate Bond Fund:

                                                     Year ended December 31,
                                        -------------------------------------------------
                                          1997       1998       1999        2000       2001
                                        --------   --------   --------    --------   --------
Investment income...................... $    .97   $   1.12   $    .78    $    .86   $   1.18
Net expenses*+.........................     (.07)      (.06)      (.05)       (.05)      (.07)
                                        --------   --------   --------    --------   --------
Net investment income..................      .90       1.06        .73         .81       1.11
Net realized and unrealized gain (loss)
 on investments........................      .12        .02       (.92)        .68        .18
                                        --------   --------   --------    --------   --------
Net increase (decrease) in unit value..     1.02       1.08       (.19)       1.49       1.29
Net asset value at beginning of period.    10.89      11.91      12.99       12.80      14.29
                                        --------   --------   --------    --------   --------
Net asset value at end of period....... $  11.91   $  12.99   $  12.80    $  14.29   $  15.58
                                        ========   ========   ========    ========   ========
Ratio of net expenses to average net
 assets+...............................      .57%       .52%       .37 %       .36%       .46%
Ratio of net investment income to
 average net -assets...................     7.93%      8.50%      5.71 %      6.07%      7.29%
Portfolio turnover**...................       14%        17%        22 %        54%        19%
Total return...........................     9.37%      9.07%     (1.46)%     11.64%      9.03%
Net assets at end of period (in
 thousands)............................ $ 82,734   $127,867   $131,083    $144,343   $176,425

--------
* The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the registered investment company in which the Fund invests.
** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than the turnover of the underlying portfolio of such registered investment company.
+ The registered investment company in which the Fund invests pays asset management and administration fees to investment advisors. These fees are not included in per-unit net expenses or the ratio of expenses to average net assets.

Balanced Fund:

                                                           Year ended December 31,
                                              ------------------------------------------------
                                                1997      1998      1999      2000       2001
                                              --------  --------  --------  --------   --------
Investment income............................ $   1.42  $   1.68  $   1.82  $   2.22   $   2.07*
Net expenses.................................     (.35)     (.35)     (.34)     (.37)      (.44)
                                              --------  --------  --------  --------   --------
Net investment income........................     1.07      1.33      1.48      1.85       1.63
Net realized and unrealized gain (loss) on
  investments................................     6.59      7.44      6.54      1.20       (.40)
                                              --------  --------  --------  --------   --------
Net increase (decrease) in unit value........     7.66      8.77      8.02      3.05       1.23
Net asset value at beginning of period.......    36.76     44.42     53.19     61.21      64.26
                                              --------  --------  --------  --------   --------
Net asset value at end of period............. $  44.42  $  53.19  $  61.21  $  64.26   $  65.49
                                              ========  ========  ========  ========   ========
Ratio of net expenses to average net assets..      .84%      .72%      .60%      .59%       .68%
Ratio of net investment income to average net
 assets......................................     2.62%     2.72%     2.57%     2.94%      2.52%
Portfolio turnover...........................      122%      209%      229%      207%       232%
Total return.................................    20.84%    19.74%    15.08%     4.98%      1.91%
Net assets at end of period (in thousands)... $358,503  $414,662  $460,328  $456,393   $458,157

Large Cap Value Equity Fund
  (until July 15, 2002, the Value Equity Fund):

                                                       Year ended December 31,
                                       ---------------------------------------------------
                                         1997      1998      1999      2000         2001
                                       --------  --------  --------  --------     --------
Investment income..................... $    .47  $    .47  $    .51  $    .50     $    .49
Net expenses**........................     (.17)     (.17)     (.17)     (.16)        (.18)
                                       --------  --------  --------  --------     --------
Net investment income.................      .30       .30       .34       .34          .31
Net realized and unrealized gain(loss)
 on investments.......................     4.08      3.12      1.64       .66         (.21)
                                       --------  --------  --------  --------     --------
Net increase in unit value............     4.38      3.42      1.98      1.00          .10
Net asset value at beginning of period    15.73     20.11     23.53     25.51        26.51
                                       --------  --------  --------  --------     --------
Net asset value at end of period...... $  20.11  $  23.53  $  25.51  $  26.51     $  26.61
                                       ========  ========  ========  ========     ========
Ratio of net expenses to average net
  assets..............................      .90%      .80%      .68%      .63%         .69%
Ratio of net investment income to
 average net assets...................     1.61%     1.39%     1.36%     1.39%        1.15%
Portfolio turnover....................       13%       27%       27%       41%***       33%***
Total return..........................    27.84%    17.01%     8.41%     3.92%         .38%
Net assets at end of period (in
  thousands).......................... $113,103  $150,783  $178,880  $187,422     $221,398

--------
* Effective January 1, 2001, the Fund began amortizing premium/discount on all debt securities. Had the change in accounting policy not been adopted, the per unit investment income would have been $2.23.
** The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the collective investment fund in which the Fund invests.
*** With respect to the portion of the Fund's assets invested in a collective fund in 2000 and 2001, reflects purchases and sales of units of the collective fund rather than the turnover of the underlying portfolio of such collective investment fund.

Large-Cap Growth Equity Fund (until July 15, 2002, the Growth Equity Fund):+

                                                    Year ended December 31,
                                 ------------------------------------------------------------
                                   1997        1998         1999         2000         2001
                                 --------   ----------   ----------   ----------   ----------
Investment income............... $    .41   $      .43   $      .47   $      .46   $      .40
Net expenses....................     (.26)        (.30)        (.33)        (.39)        (.32)
                                 --------   ----------   ----------   ----------   ----------
Net investment income...........      .15          .13          .14          .07          .08
Net realized and unrealized gain
  (loss) on investments.........     8.00        13.63        16.53       (10.19)      (10.84)
                                 --------   ----------   ----------   ----------   ----------
Net increase (decrease) in unit
  value.........................     8.15        13.76        16.67       (10.12)      (10.76)
Net asset value at beginning of
  period........................    27.83        35.98        49.74        66.41        56.29
                                 --------   ----------   ----------   ----------   ----------
Net asset value at end of period $  35.98   $    49.74   $    66.41   $    56.29   $    45.53
                                 ========   ==========   ==========   ==========   ==========
Ratio of net expenses to average
  net assets....................      .80 %        .71 %        .59 %        .58 %        .66 %
Ratio of net investment income
  to average net assets.........      .48 %        .32 %        .26 %        .11 %        .17 %
Portfolio turnover..............       88 %         46 %         46 %         49 %         43 %
Total return....................    29.31 %      38.24 %      33.51 %     (15.24)%     (19.12)%
Net assets at end of period (in
  thousands).................... $967,854   $1,297,827   $1,710,609   $1,384,350   $1,018,266

Index Equity Fund:
                                                    Year ended December 31,
                                 ------------------------------------------------------------
                                   1997        1998         1999         2000         2001
                                 --------   ----------   ----------   ----------   ----------
Investment income............... $    .08   $      .09   $      .00*  $       --   $      .00*
Net expenses**..................     (.12)        (.14)        (.11)        (.12)        (.12)
                                 --------   ----------   ----------   ----------   ----------
Net investment income (loss)....     (.04)        (.05)        (.11)        (.12)        (.12)
Net realized and unrealized gain
  (loss) on investments.........     5.23         5.15         6.16        (2.88)       (3.45)
                                 --------   ----------   ----------   ----------   ----------
Net increase (decrease) in unit
  value.........................     5.19         5.10         6.05        (3.00)       (3.57)
Net asset value at beginning of
  period........................    16.86        22.05        27.15        33.20        30.20
                                 --------   ----------   ----------   ----------   ----------
Net asset value at end of period $  22.05   $    27.15   $    33.20   $    30.20   $    26.63
                                 ========   ==========   ==========   ==========   ==========
Ratio of net expenses to average
  net assets....................      .62 %        .57 %        .37 %        .37 %        .45 %
Ratio of net investment income
  (loss) to average net -assets.     (.22)%       (.20)%       (.37)%       (.37)%       (.44)%
Portfolio turnover***...........       11 %         94 %        112 %        217 %          7 %
Total return....................    30.78 %      23.13 %      22.28 %      (9.04)%     (11.82)%
Net assets at end of period (in
  thousands).................... $153,709   $  210,324   $  293,069   $  284,965   $  263,177

--------
+ The units of the Large-Cap Growth Equity Fund were split 10-for-1, effective February 2, 2001. The per unit data have been restated to reflect the split.
*  Amounts less than .005 per unit are rounded to zero.
** The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the collective investment fund in which the Fund invests.
*** Reflects purchases and sales of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund.

Small-Cap Equity Fund

   (until July 15, 2002, the Aggressive Equity Fund):

                                                       Year ended December 31,
                                        ----------------------------------------------------
                                          1997       1998       1999       2000       2001
                                        --------   --------   --------   --------   --------
Investment income...................... $    .39   $    .35   $    .40   $    .68   $    .45
Net expenses...........................     (.45)      (.46)      (.47)      (.72)      (.54)
                                        --------   --------   --------   --------   --------
Net investment income (loss)...........     (.06)      (.11)      (.07)      (.04)      (.09)
Net realized and unrealized gain (loss)
  on investments.......................     7.64       2.99      31.32      (9.56)    (13.33)
                                        --------   --------   --------   --------   --------
Net increase (decrease) in unit value..     7.58       2.88      31.25      (9.60)    (13.42)
Net asset value at beginning of period.    41.01      48.59      51.47      82.72      73.12
                                        --------   --------   --------   --------   --------
Net asset value at end of period....... $  48.59   $  51.47   $  82.72   $  73.12   $  59.70
                                        ========   ========   ========   ========   ========
Ratio of net expenses to average net
  assets...............................      .98 %      .93 %      .80 %      .81 %      .88 %
Ratio of net investment income (loss)
  to average net assets................     (.11)%     (.21)%     (.11)%     (.04)%     (.15)%
Portfolio turnover.....................       36 %       55 %       59 %       52 %       48 %
Total return...........................    18.48 %     5.93 %    60.71 %   (11.61)%   (18.35)%
Net assets at end of period (in
  thousands)........................... $331,940   $298,855   $432,008   $421,470   $331,258

International Equity Fund:
                                                       Year ended December 31,
                                        ----------------------------------------------------
                                          1997       1998       1999       2000       2001
                                        --------   --------   --------   --------   --------
Investment income...................... $   1.11   $    .80   $   1.52   $   1.10   $    .41
Net expenses*+.........................     (.09)      (.08)      (.06)      (.11)      (.12)
                                        --------   --------   --------   --------   --------
Net investment income..................     1.02        .72       1.46        .99        .29
Net realized and unrealized gain (loss)
  on investments.......................     (.61)      2.14       5.74      (6.29)     (6.22)
                                        --------   --------   --------   --------   --------
Net increase (decrease) in unit value..      .41       2.86       7.20      (5.30)     (5.93)
Net asset value at beginning of period.    17.80      18.21      21.07      28.27      22.97
                                        --------   --------   --------   --------   --------
Net asset value at end of period....... $  18.21   $  21.07   $  28.27   $  22.97   $  17.04
                                        ========   ========   ========   ========   ========
Ratio of net expenses to average net
  assets**+............................      .47 %      .38 %      .27 %      .42 %      .60 %
Ratio of net investment income to
  average net assets...................     5.41 %     3.63 %     6.47 %     3.86 %     1.51 %
Portfolio turnover***..................      101 %      122 %      199 %      251 %      201 %
Total return...........................     2.30 %    15.71 %    34.17 %   (18.75)%   (25.82)%
Net assets at end of period (in
  thousands)........................... $ 58,997   $ 69,575   $106,193   $108,627   $ 89,001

--------
* The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the registered investment company in which the Fund invests.
** Reflects a reduction in the Program Expense Fee payable to State Street and an administrative service credit from T. Rowe Price International. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .54%, .48%, .37%, .49%, and .63%.
*** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather than turnover of the underlying portfolio of the registered investment company.
+ The registered investment company in which the Fund invests pays asset management and administration fees to its investment advisor. This fee is not included in per Unit expenses or the ratio of expenses to average net assets.

Structured Portfolio Service--Conservative Portfolio:

                                                          Year ended December 31,
                                            --------------------------------------------------
                                             1997      1998       1999       2000       2001
                                            -------   -------   --------   --------   --------
Investment income.......................... $    --   $    --   $     --   $     --   $     --
Expenses+..................................    (.01)     (.01)        --         --         --
                                            -------   -------   --------   --------   --------
Net investment loss........................    (.01)     (.01)        --         --         --
Net realized and unrealized gain on
investments................................    1.52      1.73       1.37        .39       (.01)
                                            -------   -------   --------   --------   --------
Net increase in unit value.................    1.51      1.72       1.37        .39       (.01)
Net asset value at beginning of period.....   11.46     12.97      14.69      16.06      16.45
                                            -------   -------   --------   --------   --------
Net asset value at end of period........... $ 12.97   $ 14.69   $  16.06   $  16.45   $  16.44
                                            =======   =======   ========   ========   ========
Ratio of expenses to average net assets....     .09 %     .08 %       --         --         --
Ratio of net investment loss to average net
assets.....................................    (.09)%    (.08)%       --         --        .16 %
Portfolio turnover*........................      33 %      57 %       46 %       30 %       38 %
Total return...............................   13.18 %   13.26 %     9.33 %     2.43 %    (0.06)%
Net assets at end of period
  (in thousands)........................... $17,228   $22,731   $ 25,820   $ 30,258   $ 31,342

Structured Portfolio Service--Moderate Portfolio:

                                                          Year ended December 31,
                                            --------------------------------------------------
                                             1997      1998       1999       2000       2001
                                            -------   -------   --------   --------   --------
Investment income.......................... $    --   $    --   $     --   $     --   $     --
Expenses+..................................    (.01)     (.01)        --         --         --
                                            -------   -------   --------   --------   --------
Net investment loss........................    (.01)     (.01)        --         --         --
Net realized and unrealized gain (loss) on
investments................................    2.01      2.43       2.37       (.41)     (1.04)
                                            -------   -------   --------   --------   --------
Net increase (decrease) in unit value......    2.00      2.42       2.37       (.41)     (1.04)
Net asset value at beginning of period.....   11.93     13.93      16.35      18.72      18.31
                                            -------   -------   --------   --------   --------
Net asset value at end of period........... $ 13.93   $ 16.35   $  18.72   $  18.31   $  17.27
                                            =======   =======   ========   ========   ========
Ratio of expenses to average net assets....     .09 %     .08 %       --         --         --
Ratio of net investment loss to average net
assets.....................................    (.09)%    (.08)%       --         --        .04 %
Portfolio turnover*........................      18 %      31 %       24 %       29 %       28 %
Total return...............................   16.76 %   17.37 %    14.50 %    (2.19)%    (5.68)%
Net assets at end of period
  (in thousands)........................... $66,095   $84,346   $112,343   $120,387   $110,855

--------
+ The calculation includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the Funds in which the Portfolio invests.
* Reflects purchases and sales of units of the Funds in which the Portfolios invest rather than the turnover of such underlying Funds.

Structured Portfolio Service--Aggressive Portfolio:

                                                          Year ended December 31,
                                            -------------------------------------------------
                                             1997      1998      1999       2000       2001
                                            -------   -------   -------   --------   --------
Investment income.......................... $    --   $    --   $    --   $     --    $    --
Expenses+..................................    (.01)     (.01)       --         --         --

                                            -------   -------   -------   --------   --------
Net investment loss........................    (.01)     (.01)       --         --         --
Net realized and unrealized gain (loss) on
  investments..............................    2.51      3.02      3.96      (1.50)     (2.30)

                                            -------   -------   -------   --------   --------
Net increase (decrease) in unit value......    2.50      3.01      3.96      (1.50)     (2.30)
Net asset value at beginning of period.....   12.41     14.91     17.92      21.88      20.38

                                            -------   -------   -------   --------   --------
Net asset value at end of period........... $ 14.91   $ 17.92   $ 21.88   $  20.38    $ 18.08

                                            =======   =======   =======   ========   ========
Ratio of expenses to average net assets....     .09 %     .08 %      --         --         --
Ratio of net investment loss to average net
  assets...................................    (.09)%    (.08)%      --         --         --
Portfolio turnover*........................      18 %      26 %      22 %       25 %       20 %
Total return...............................   20.15 %   20.19 %   22.09 %    (6.86)%   (11.29)%
Net assets at end of period (in thousands). $51,868   $66,845   $96,543   $104,778    $99,141

--------
+ The calculation includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the Funds in which the Portfolio exists.
* Reflects purchases and sales of units of the Funds in which the Portfolios invest rather than turnover of such underlying Funds.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Overview

   Despite a strong fourth quarter of 2001, many equity markets suffered losses for the year. Equity markets, which had been steadily creeping down, took a steep drop after the terrorist attacks in September. For the year, value stocks faired much better than growth, but growth stocks performed significantly better than value stocks in the fourth quarter. Small capitalization stocks outpaced the large capitalization stocks over the year. The domestic bond market performed well as yields fell in response to short-term rate cuts instituted as the US economy fell into a recession. International equity markets finished with both the established and emerging markets experiencing negative returns as international markets had a tough time rebounding in their own lethargic economies.

  Aggressive Equity Fund (to be called Small-Cap Equity Fund effective July 15,
  2002)

   The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the year ended December 31, 2001, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (18.35)%. By comparison, the Russell 2000 Index produced a total return of 2.49% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

   The most heavily weighted sectors in the Aggressive Equity Fund were technology, consumer basics and finance. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at December 31, 2001 included Elan PLC, Kohls Corp., IDEC Pharmaceuticals Corp., Electronics Arts and Genzyme Corp.

  Balanced Fund

   The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the year ended December 31, 2001, the Balanced Fund experienced a total return, net of Expenses, of 1.91%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced a total return of (3.65)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

   The most heavily weighted sectors in the equity portion of the Balanced Fund were consumer basics, technology and finance. Securities representing the largest holdings based on market value in the Balanced Fund at December 31, 2001 included USA Education Inc., Pfizer Inc., Astrazeneca PLC, Washington Mutual Inc. and Nokia Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

  Growth Equity Fund, (to be called Large-Cap Growth Equity Fund effective July 15, 2002)

   The Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies. The Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund is actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

   For the year ended December 31, 2001, the Growth Equity Fund experienced a total return, net of Expenses, of (19.11)%. By comparison, the Russell 1000 Growth Index produced a return of (20.42)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

   The most heavily weighted sectors in the Growth Equity Fund were consumer basics, technology and finance. Securities representing the largest holdings based on market value in the Fund at December 31, 2001 included General Electric Company, Pfizer Inc., Microsoft Corp. Intel Corp. and Wal Mart Stores Inc.
  Index Equity Fund

   The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Fund produced a total return, net of Expenses, of (11.82)% for the year ended December 31, 2001. By comparison, the Russell 3000 Index produced a return of (11.46)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.
  Intermediate Bond Fund

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

   For the year ended December 31, 2001, the Intermediate Bond Fund experienced a total return, net of Expenses, of 9.05%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 8.44% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

   Approximately half of the assets of the International Equity Fund are invested in a separate collective trust portfolio managed by State Street. The remainder of the International Equity Fund is invested in the T. Rowe Price International Stock Fund, an open-ended management investment company.

   For the year ended December 31, 2001, the International Equity Fund experienced a total return, net of Expenses, of (25.82)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (21.44)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

   As of December 31, 2001, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were GlaxoSmithKline PLC, Royal Bank of Scotland Group PLC, Vodafone Group PLC, TotalFinaElf SA and Reed International PLC.

   As of December 31, 2001, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were Vodafone Group PLC, Munich Reinsurance, GlaxoSmith Kline PLC, TotalFinaElf SA and Sanofi-Synthelabo SA.

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

   For the year ended December 31, 2001, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 5.56%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund Report Average") for the year was 3.55%. The Fund's strong performance relative to the Money Fund Report Average is partly attributable to the longer average maturity of the Fund's portfolio.

  Value Equity Fund (to be called Large-Cap Value Equity Fund effective July 15, 2002)

   The Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued. A portion of the Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund will remain actively managed.

   For the year ended December 31, 2001, the Value Equity Fund experienced a total return, net of Expenses, of 0.36%. By comparison, the Russell 1000 Value Index produced a return of (5.59)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

   The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were finance, utilities and basic industries. Securities representing the largest holdings in the separately managed portion of the Fund based on market value at December 31, 2001 included Exxon Mobil Corp., Citigroup Inc., Chevron Texaco Corp., Bank of America Corp., and Verizon Communications Inc.
  Structured Portfolio Service

   The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations. Funds in the Conservative Portfolio are allocated as follows:
Stable Asset Return Fund, 30%; Intermediate Bond Fund, 35%; Value Equity Fund, 7%; Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Value Equity Fund, 11%; Growth Equity Fund, 11%; Index Equity Fund, 23%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Value Equity Fund, 15%; Growth Equity Fund, 15%; Index Equity Fund, 30%; Aggressive Equity Fund, 5%; and International Equity Fund, 20%. The allocation of the Portfolios will change July 15, 2002 in connection with the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund. See "Description of Investment Options--Structured Portfolio Service."

   For the year ended December 31, 2001, the Structured Portfolio Service experienced a total return, net of Expenses, of (0.05)% for the Conservative Portfolio, (5.65)% for the Moderate Portfolio, and (11.28)% for the Aggressive Portfolio.

Item 8.  Financial Statements and Supplementary Data.

   See page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   James S. Phalen. Mr. Phalen, age 51, is the President and Chief Executive Officer of the Collective Trust, an Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet LLC, an affiliate of State Street. From June 1989 to August 1992, Mr. Phalen served as the President of Boston Financial Data Services, a subsidiary of State Street.

   Beth M. Halberstadt. Ms. Halberstadt, age 37, is the Vice President and Chief Financial Officer of the Collective Trust and a Vice President of State Street. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From 1988 to 1996,
Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

   Susan C. Daniels. Ms. Daniels, age 44, is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street. Prior to joining State Street, Ms. Daniels was Vice President of Internal Control and Compliance at First Data Investor Services Group. From March 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

Item 11.  Executive Compensation.

   The executive officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank and Trust Company, the trustee of the Collective Trust. For a description of fees received by State Street and others, see
"Business--Deductions and Fees."

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

  Item 14(a) The following documents are filed as part of this report:

          1. Financial Statements.

          See page F-1 for an index to the Financial Statements included in this report.

          2. Financial Statement Schedules.

          A Schedule of Investments for each of the Aggressive Equity Fund, the Balanced Fund, the Growth Equity Fund, the Stable Asset Return Fund and the Value Equity Fund is included in Item 8 of this report.

  Item 14(b) Reports on Form 8-K:

          Not Applicable.

  Item 14(c) Exhibits:

Exhibit No. Description of Document
----------- -----------------------
    3.1     American Bar Association Members/State Street Collective Trust, Declaration of Trust
            by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant's Form S-1 Registration Statement No. 33-50080
            and incorporated herein by reference thereto.
    3.2     American Bar Association Members/State Street Collective Trust, Amendment to
            Declaration of Trust by State Street Bank and Trust Company, dated July 31, 1995, included as Exhibit 3.2 to Registrant's Form S-1 Registration Statement No. 33-92120
            and incorporated herein by reference thereto.
    3.3     American Bar Association Members/State Street Collective Trust, Fifth Amended Fund
            Declaration for the Stable Asset Return Fund, included as Exhibit 3.3 to Registrant's Form
            S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
    3.4     American Bar Association Members/State Street Collective Trust, Third Amended and
            Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 3.4 to
            Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
    3.5     American Bar Association Members/State Street Collective Trust, Fourth Amended and
            Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5 to Registrant's
            Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
    3.6     American Bar Association Members/State Street Collective Trust, Third Amended and
            Restated Fund Declaration for the Value Equity Fund, included as Exhibit 3.6 to
            Registrant's Form S-1 Registration Statement No.333-69427 and incorporated herein by reference thereto.
    3.7     American Bar Association Members/State Street Collective Trust, Fifth Amended and
            Restated Fund Declaration for the Growth Equity Fund included as Exhibit 3.7 to
            Registrant's Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

Exhibit No. Description of Document
----------- -----------------------
   3.8      American Bar Association Members/State Street Collective Trust, Fourth Amended and
            Restated Fund Declaration for the Index Equity Fund, included as Exhibit 3.8 to
            Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.9      American Bar Association Members/State Street Collective Trust, Fifth Amended and
            Restated Fund Declaration for the Aggressive Equity Fund, included as Exhibit 3.9 to the
            Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.10     American Bar Association Members/State Street Collective Trust, Fourth Amended and
            Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to the Registrant's Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.
   3.11     American Bar Association Members/State Street Collective Trust, First Amended and
            Restated Fund Declaration for the Structured Portfolio Service, included as Exhibit 3.11 to Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   4.1      American Bar Association Members/State Street Collective Trust, Declaration of Trust
            and Fund Declaration for each Fund and the Structured Portfolio Service, included in
            Exhibits No. 3.1 through 3.11 above.
   10.1     Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement
            Association and State Street Bank and Trust Company, included as Exhibit 10.1 to
            Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.2     Trust Agreement of the American Bar Association Members Pooled Trust for
            Retirement Plans, amended and restated as of January 1, 1992, by and between the
            American Bar Retirement Association and State Street Bank and Trust Company,
            included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31,
            1991 and incorporated herein by reference thereto.
   10.3     Amendment to the American Bar Association Members Retirement Trust, dated July 31,
            1995 by and between the American Bar Retirement Association and State Street Bank
            and Trust Company, included as Exhibit 10.3 to Registrant's Form S-1 Registration
            Statement No. 33-92120 and incorporated herein by reference thereto.
   10.4     Amendment to the American Bar Association Members Pooled Trust for Retirement
            Plans, dated July 31, 1995 by and between the American Bar Retirement Association and
            State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant's Form S-1
            Registration Statement No. 33-92120 and incorporated herein by reference thereto.
   10.5*    American Bar Association Members Retirement Plan--Basic Plan Document No. 01 as
            amended and related adoption agreements.
   10.6*    American Bar Association Members Defined Benefit Pension Plan--Basic Plan Document
            No. 02 and related adoption agreements.
   10.7.1   Administrative and Investment Services Agreement effective January 1, 1999, between
            State Street Bank and Trust Company and the American Bar Retirement Association,
            included as Exhibit 10.7 to Registrant's Form S-1 Registration Statement No. 333-69427
            and incorporated herein by reference thereto.

Exhibit No. Description of Document
----------- -----------------------
   10.7.2   Amendment No.1 to the Administrative and Investment Services Agreement between
            State Street Bank and Trust Company and the American Bar Retirement Association,
            included as Exhibit 10.7.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.
   10.7.3   Amendment No. 2 to the Administrative and Investment Services Agreement between
            State Street Bank and Trust Company and the American Bar Retirement Association,
            included as Exhibit 10.7.3 to Registrant's Form S-1 Registration Statement No.
            333-84814 and incorporated herein by reference thereto.
   10.8     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.9     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit
            10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.12    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street
            Bank and Trust Company and Morgan Stanley Investment Management (as successor to
            Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant's Form S-1 Registration
            Statement No. 33-50080 and incorporated herein by reference thereto.
   10.13    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
   10.14    Investment Advisor Agreement dated July 31, 1995 by and between State Street Bank and
            Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to
            Registrant's Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.
   10.15    -Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to
            Registrant's Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.
   10.16    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street
            Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
   24.1*    Power of Attorney.

--------
   * Filed herewith

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boston, Commonwealth of Massachusetts, on March 27, 2002.

                                          AMERICAN BAR ASSOCIATION MEMBERS/
                                          STATE STREET COLLECTIVE TRUST

                                          By:  /S/ JAMES S. PHALEN
                                            -----------------------------------
                                             Name:  James S. Phalen
                                             Title:   President and Chief
                                             Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.


          Signature                       Title
          ---------                       -----

     /S/ JAMES S. PHALEN      President and Chief Executive
-----------------------------   Officer of the American Bar
       James S. Phalen          Association Members/State
                                Street Collective Trust
                                (Principal Executive
                                Officer)

   /S/ BETH M. HALBERSTADT    Vice President and Chief
-----------------------------   Financial Officer of the
     Beth M. Halberstadt        American Bar Association
                                Members/ State Street
                                Collective Trust (Principal
                                Financial Officer)

    /S/ SUSAN C. DANIELS      Treasurer and Chief
-----------------------------   Accounting Officer of the
      Susan C. Daniels          American Bar Association
                                Members/State Street
                                Collective Trust (Principal
                                Accounting Officer)

          Signature                                Title
          ---------                                -----

              *               Director of State Street Bank and Trust Company
-----------------------------
  Tenley E. Albright, M.D.

              *               Director of State Street Bank and Trust Company
-----------------------------
    I. MacAllister Booth

----------------------------- Director of State Street Bank and Trust Company
      Truman S. Casner

----------------------------- Director of State Street Bank and Trust Company
     Nader F. Darehshori

              *               Director of State Street Bank and Trust Company
-----------------------------
     Arthur L. Goldstein

              *               Director of State Street Bank and Trust Company
-----------------------------
       David P. Gruber

              *               Director of State Street Bank and Trust Company
-----------------------------
        Linda A. Hill

          Signature                                 Title
          ---------                                 -----

------------------------------ Director of State Street Bank and Trust Company
      John M. Kucharski

              *                Director of State Street Bank and Trust Company
------------------------------
     Charles R. LaMantia

              *                Director of State Street Bank and Trust Company
------------------------------
       Ronald E. Logue

              *                Director of State Street Bank and Trust Company
------------------------------
      Dennis J. Picard

              *                Director of State Street Bank and Trust Company
------------------------------
      Richard P. Sergel

              *                Director of State Street Bank and Trust Company
------------------------------
       David A. Spina

              *                Director of State Street Bank and Trust Company
------------------------------
      Gregory L. Summe

------------------------------ Director of State Street Bank and Trust Company
     Diana Chapman Walsh

*By:  /S/ DAVID A. SPINA
------------------------------
    Name: David A. Spina
      Attorney-in-Fact

*By:  /S/ MAUREEN SCANNELL
BATEMAN
------------------------------
Name: Maureen Scannell Bateman
      Attorney-in-Fact

        American Bar Association Members/State Street Collective Trust

                         Index to Financial Statements

                                                          Page
                                                          ----
                  Report of Independent Accountants......  F-3
                  Financial Statements:
                   Aggressive Equity Fund
                     Statement of Assets and Liabilities.  F-4
                     Statement of Operations.............  F-5
                     Statement of Changes in Net Assets..  F-6
                     Financial Highlights................  F-7
                     Schedule of Investments.............  F-8
                   Balanced Fund
                     Statement of Assets and Liabilities. F-21
                     Statement of Operations............. F-22
                     Statement of Changes in Net Assets.. F-23
                     Financial Highlights................ F-24
                     Schedule of Investments............. F-25
                   Growth Equity Fund
                     Statement of Assets and Liabilities. F-40
                     Statement of Operations............. F-41
                     Statement of Changes in Net Assets.. F-42
                     Financial Highlights................ F-43
                     Schedule of Investments............. F-44
                   Index Equity Fund
                     Statement of Assets and Liabilities. F-64
                     Statement of Operations............. F-65
                     Statement of Changes in Net Assets.. F-66
                     Financial Highlights................ F-67
                   Intermediate Bond Fund
                     Statement of Assets and Liabilities. F-68
                     Statement of Operations............. F-69
                     Statement of Changes in Net Assets.. F-70
                     Financial Highlights................ F-71
                   International Equity Fund
                     Statement of Assets and Liabilities. F-72
                     Statement of Operations............. F-73
                     Statement of Changes in Net Assets.. F-74
                     Financial Highlights................ F-75
                     Schedule of Investments............. F-76
                   Stable Asset Return Fund
                     Statement of Assets and Liabilities. F-80
                     Statement of Operations............. F-81
                     Statement of Changes in Net Assets.. F-82
                     Financial Highlights................ F-83
                     Schedule of Investments............. F-84

                                                           Page
                                                           -----
                 Value Equity Fund
                   Statement of Assets and Liabilities....  F-89
                   Statement of Operations................  F-90
                   Statement of Changes in Net Assets.....  F-91
                   Financial Highlights...................  F-92
                   Schedule of Investments................  F-93


                 Conservative Structured Portfolio Service
                   Statement of Assets and Liabilities.... F-101
                   Statement of Operations................ F-102
                   Statement of Changes in Net Assets..... F-103
                   Financial Highlights................... F-104


                 Moderate Structured Portfolio Service
                   Statement of Assets and Liabilities.... F-105
                   Statement of Operations................ F-106
                   Statement of Changes in Net Assets..... F-107
                   Financial Highlights................... F-108


                 Aggressive Structured Portfolio Service
                   Statement of Assets and Liabilities.... F-109
                   Statement of Operations................ F-110
                   Statement of Changes in Net Assets..... F-111
                   Financial Highlights................... F-112

                Notes to Financial Statements............. F-113

                       Report of Independent Accountants

To the Trustee and Unitholders of the
American Bar Association Members/
State Street Collective Trust:

   In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of the Aggressive Equity Fund, Balanced Fund, Growth Equity Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Stable Asset Return Fund, Value Equity Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 2001, and the results of each of their operations, the changes in each of their net assets and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and the financial highlights (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2001 by correspondence with the custodian and brokers, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2002

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                      Statement of Assets and Liabilities


                                                                                December 31,
                                                                                    2001
                                                                                ------------

                                    ASSETS
Investments, at value (cost $333,840,582)...................................... $330,912,729
Cash...........................................................................        1,563
Receivable for investments sold................................................    3,023,060
Dividends and interest receivable..............................................      205,274
Other receivables..............................................................          235
                                                                                ------------
   Total assets................................................................  334,142,861
                                                                                ------------

                                  LIABILITIES
Payable for investments purchased..............................................    1,232,836
Payable for fund units redeemed................................................    1,171,236
Investment advisory fee payable................................................      356,071
State Street Bank and Trust Company--program fee payable.......................       76,600
Trustee, management and administration fees payable............................       22,293
American Bar Retirement Association--program fee payable.......................       12,774
Other accruals.................................................................       12,591
                                                                                ------------
   Total liabilities...........................................................    2,884,401
                                                                                ------------
Net assets (equivalent to $59.70 per unit based on 5,548,719 units outstanding) $331,258,460
                                                                                ============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Statement of Operations


                                                                 For the
                                                                year ended
                                                               December 31,
                                                                   2001
                                                               ------------

   Investment Income
      Dividends (net of foreign tax expense of $809).......... $  1,747,628
      Interest................................................      781,234
                                                               ------------
          Total investment income.............................    2,528,862
                                                               ------------

   Expenses
      Investment advisory fee.................................    1,495,402
      State Street Bank and Trust Company--program fee........      985,237
      Trustee, management and administration fees.............      272,187
      American Bar Retirement Association--program fee........      157,845
      Reports to unitholders..................................       45,515
      Legal and audit fees....................................       63,133
      Registration fees.......................................       38,174
                                                               ------------
          Total expenses......................................    3,057,493
                                                               ------------
   Net investment loss........................................     (528,631)
                                                               ------------

   Net Realized and Unrealized Gain (Loss) on Investments
      Net realized loss.......................................  (49,410,289)
      Change in net unrealized appreciation...................  (28,186,069)
                                                               ------------
          Net realized and unrealized loss on investments.....  (77,596,358)
                                                               ------------
   Net decrease in net assets resulting from operations....... $(78,124,989)
                                                               ============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                      Statements of Changes in Net Assets


                                                                      For the year ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     2000           2001
                                                                 -------------  ------------
From operations
   Net investment loss.......................................... $    (178,512) $   (528,631)
   Net realized gain (loss) on investments......................    67,785,921   (49,410,289)
   Net change in unrealized appreciation on investments.........  (128,049,833)  (28,186,069)
                                                                 -------------  ------------
       Net increase (decrease) in net assets resulting
         from operations........................................   (60,442,424)  (78,124,989)
                                                                 -------------  ------------

From unitholder transactions
   Proceeds from units issued...................................    91,847,844    20,692,673
   Cost of units redeemed.......................................   (41,943,602)  (32,778,911)
                                                                 -------------  ------------
       Net increase (decrease) in net assets resulting from
         unitholder transactions................................    49,904,242   (12,086,238)
                                                                 -------------  ------------
       Net increase (decrease) in net assets....................   (10,538,182)  (90,211,227)

Net Assets
   Beginning of year............................................   432,007,869   421,469,687
                                                                 -------------  ------------
   End of year..................................................  $421,469,687  $331,258,460
                                                                 =============  ============

Number of units
   Outstanding--beginning of year...............................     5,222,531     5,764,134
       Sold.....................................................     1,022,094       336,141
       Redeemed.................................................      (480,491)     (551,556)
                                                                 -------------  ------------
   Outstanding--end of year.....................................     5,764,134     5,548,719
                                                                 =============  ============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                   For the year ended December 31,
                                        ----------------------------------------------------
                                          1997       1998       1999       2000       2001
                                        --------   --------   --------   --------   --------
Investment income*..................... $    .39   $    .35   $    .40   $    .68   $    .45
Net expenses*..........................     (.45)      (.46)      (.47)      (.72)      (.54)
                                        --------   --------   --------   --------   --------
Net investment income (loss)...........     (.06)      (.11)      (.07)      (.04)      (.09)
Net realized and unrealized gain (loss)
  on investments.......................     7.64       2.99      31.32      (9.56)    (13.33)
                                        --------   --------   --------   --------   --------
Net increase (decrease) in unit value..     7.58       2.88      31.25      (9.60)    (13.42)
Net asset value at beginning of period.    41.01      48.59      51.47      82.72      73.12
                                        --------   --------   --------   --------   --------
Net asset value at end of period....... $  48.59   $  51.47   $  82.72   $  73.12   $  59.70
                                        ========   ========   ========   ========   ========
Ratio of net expenses to average net
  assets...............................      .98 %      .93 %      .80 %      .81 %      .88 %
Ratio of net investment income (loss)
  to average net assets................     (.11)%     (.21)%     (.11)%     (.04)%     (.15)%
Portfolio turnover.....................       36 %       55 %       59 %       52 %       48 %
Total return...........................    18.48 %     5.93 %    60.71 %   (11.61)%   (18.35)%
Net assets at end of period
  (in thousands)....................... $331,940   $298,855   $432,008   $421,470   $331,258

--------
* Calculations prepared using the average number of units outstanding during the period.



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                 Shares     Value
                                                 ------- -----------
           COMMON STOCKS--92.7%
           BASIC INDUSTRIES--5.8%
           Aluminum--0.1%
           Kaiser Aluminum Corp. *.............. 130,000 $   210,600
                                                         -----------
           Building Construction--0.3%
           York International Corp..............  26,000     991,380
                                                         -----------
           Chemicals--1.9%
           Ferro Corp...........................  70,600   1,821,480
           Lyondell Petrochemical Co............  31,500     451,395
           OM Group Inc.........................   7,500     496,425
           Scotts Co. *.........................  32,000   1,523,200
           Spartech Corp........................   6,900     141,795
           Valence Technology Inc. *............  82,100     276,677
           Waters Corp. *.......................  41,500   1,608,125
                                                         -----------
                                                           6,319,097
                                                         -----------
           Communication Services--1.2%
           JDS Uniphase Corporation *........... 234,000   2,031,120
           Mediacom Communications Corporation *  67,400   1,230,724
           NDS Group PLC * ADR..................   3,900      78,195
           Regent Communications Incorporated *. 102,000     688,500
                                                         -----------
                                                           4,028,539
                                                         -----------
           Containers & Glass--0.4%
           Aptargroup Inc.......................  43,200   1,513,296
                                                         -----------
                                                         -----------
           Mining--0.6%
           Dynegy Incorporated..................  21,000     535,500
           UCAR International Inc. *............  36,100     386,270
           Weatherford International Inc *......  28,050   1,045,143
                                                         -----------
                                                           1,966,913
                                                         -----------
           Paper--0.8%
           Pentair Inc..........................  52,200   1,905,822
           Potlatch Corp........................  21,000     615,720
                                                         -----------
                                                           2,521,542
                                                         -----------
           Plastics--0.5%
           Advanced Energy Industries Inc. *....  65,800   1,752,912
                                                         -----------
                                                          19,304,279
                                                         -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                 Shares     Value
                                                 ------- -----------
           COMMON STOCKS (Continued)
           CAPITAL GOODS--5.2%
           Air Travel--0.2%
           America West Holding Corp.*..........  18,300 $    64,050
           Skywest Inc..........................  25,900     659,155
                                                         -----------
                                                             723,205
                                                         -----------
           Construction & Mining Equipment--0.3%
           Quanta Services Incorporated*........  62,600     965,918
                                                         -----------
           Construction Materials--0.3%
           Columbus McKinnon Corp...............  55,000     563,750
           Zygo Corp. *.........................  23,900     380,010
                                                         -----------
                                                             943,760
                                                         -----------
           Electrical Equipment--1.4%
           Jabil Circuit Inc. *.................  86,500   1,965,280
           Kulicke & Soffa Industries Inc. *.... 104,800   1,797,320
           Power One Incorporated*..............  84,000     874,440
                                                         -----------
                                                           4,637,040
                                                         -----------
           Industrial Machinery--2.8%
           Astec Industries Inc.*...............  40,600     587,076
           Briggs & Stratton Corp...............  33,300   1,421,910
           Cummins Engine Co., Inc..............  13,000     501,020
           Danaher Corp.........................  48,000   2,894,880
           Donaldson Co., Inc...................  15,400     598,136
           Gardner Denver Machinery Inc.*.......  33,800     754,416
           Hydril Company*......................  20,000     352,600
           ITT Industries Inc...................  28,150   1,421,575
           Oshkosh Truck Corp...................  13,300     648,375
                                                         -----------
                                                           9,179,988
                                                         -----------
           Railroads & Equipment--0.2%
           Swift Transportation Co., Inc. *.....  30,240     650,463
                                                         -----------
                                                          17,100,374
                                                         -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                   Shares    Value
                                                   ------- ----------
           COMMON STOCKS (Continued)
           CONSUMER BASICS--17.1%

           Drugs & Health Care--15.1%
           3 Dimensional Pharmaceutical *.........  30,000 $  254,700
           Allergan Inc...........................  30,500  2,289,025
           American Pharmaceutical Participating *   3,500     72,800
           Amerisourcebergen Corporation..........  13,600    864,280
           Antigenics Incorporated *..............  41,100    674,040
           Aspect Med Systems Incorporated *......  51,600    516,000
           Aviron *...............................  25,000  1,243,250
           Biogen Inc. *..........................  55,700  3,194,395
           Biomet Inc.............................  37,500  1,158,750
           Corporate Therapeutics Inc. *..........  40,400    966,772
           Diversa Corporation *..................  27,900    394,785
           Durect Corporation Incorporated *......  20,000    231,800
           Elan PLC * ADR......................... 104,500  4,708,770
           Express Scripts Inc. *.................  17,300    808,948
           Gene Logic *...........................  35,300    665,052
           Genzyme Corp. *........................  65,500  3,920,830
           Gilead Sciences Inc. *.................   5,500    361,460
           Human Genome Sciences Inc. *...........  49,200  1,659,024
           IDEC Pharmaceuticals Corp. *...........  67,000  4,618,310
           Illumina Incorporated *................  15,000    176,400
           Kendle International Inc *.............  50,000  1,008,000
           Lifepoint Hospitals Incorporated *.....  35,000  1,191,400
           Mckesson Hboc Inc......................  21,000    785,400
           Medimmune Inc. *.......................  34,500  1,599,075
           Orthodontic Centres of America Inc. *..  25,000    762,500
           Oxford Health Plans Inc. *.............  11,700    352,638
           Protein Design Inc. *..................  13,400    439,520
           Scios Nova Inc. *......................  31,200    741,624
           Sepracor Inc. *........................  36,000  2,054,160
           Sicor Incorporated *...................  15,900    249,312
           Sonosite Incorporated *................  24,700    634,543
           Tanox Incorporated *...................  25,700    475,514
           Tenet Healthcare Corp. *...............  53,150  3,120,968
           Triad Hospitals Incorporated *.........  26,300    771,905

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                     Shares     Value
                                                     ------- -----------
       COMMON STOCKS (Continued)
       CONSUMER BASICS (Continued)
       Drugs & Health Care (Continued)
       Trigon Healthcare Inc. *.....................  20,000 $ 1,389,000
       Unilab Corporation New *.....................  28,000     702,800
       Vical Inc. *.................................   7,200      88,128
       Wellpoint Health Networks Inc. *.............  26,500   3,096,525
       Wilson Greatbatch Technology Incorporated *..  31,000   1,119,100
       Wright Medical Group Incorporated *..........  29,300     524,470
                                                             -----------
                                                              49,885,973
                                                             -----------
       Food & Beverages--1.8%
       Adolph Coors Co..............................  14,000     747,600
       Corn Products International Inc..............  57,800   2,037,450
       Dreyers Grand Ice Cream Inc..................  68,000   2,618,680
       Flowers Foods Incorporated *.................   2,900     115,768
       Hain Celestial Group Incorporated *..........  15,800     433,868
       Suprema Specialties Incorporated *...........   4,400      57,200
                                                             -----------
                                                               6,010,566
                                                             -----------
       Retail Trade--0.2%
       Factory 2 U Inc. *...........................  31,300     627,252
                                                             -----------
                                                              56,523,791
                                                             -----------
       CONSUMER DURABLE GOODS--4.2%
       Automobiles--0.9%
       Harley Davidson Inc..........................  51,000   2,769,810
                                                             -----------
       Communication Services--2.3%
       Advo Inc. *..................................  17,200     739,600
       Emmis Broadcasting Corp......................  28,600     676,104
       Entercom Communications Corp. *..............  16,900     845,000
       Lamar Advertising Co. *......................  64,700   2,739,398
       McGraw-Hill Inc..............................  32,500   1,981,850
       Penton Media Inc.............................  34,300     214,718
       Primedia Inc *............................... 117,981     513,217
                                                             -----------
                                                               7,709,887
                                                             -----------
       Household Appliances & Home Furnishings--0.6%
       American Greetings Corp......................  13,000     179,140
       Libbey Inc...................................  55,600   1,815,340
                                                             -----------
                                                               1,994,480
                                                             -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                   Shares    Value
                                                   ------ -----------
          COMMON STOCKS (Continued)
          CONSUMER DURABLE GOODS (Continued)
          Tires & Rubber--0.4%
          Bandag Inc.............................. 39,000 $ 1,355,640
                                                          -----------
                                                           13,829,817
                                                          -----------
          CONSUMER NON-DURABLES--8.4%
          Apparel & Textiles--0.7%
          American Eagle Outfitters Incorporated * 44,800   1,172,416
          Galyans Trading Incorporated *..........  7,600     108,224
          Novel Denim Holdings Limited............ 58,000     678,600
          Stride Rite Corp........................ 67,100     439,505
                                                          -----------
                                                            2,398,745
                                                          -----------
          Liquor--0.2%
          Robert Mondavi Corp..................... 19,600     744,800
                                                          -----------
          Retail Grocery--0.4%
          Tootsie Roll Industries Inc............. 26,522   1,036,480
                                                          -----------
          Retail Trade--7.1%
          Autozone Inc. *......................... 21,650   1,554,470
          Bed Bath & Beyond Inc. *................ 70,000   2,373,000
          Best Buy Co., Inc.*..................... 33,600   2,502,528
          Charlotte Russe Holding Incorporated *.. 36,100     671,821
          Costco Wholesale Corporation *.......... 36,700   1,628,746
          CSK Auto Corp. *........................ 79,000     786,050
          Dollar Tree Stores Inc. *............... 86,100   2,661,351
          Family Dollar Stores Inc................ 16,100     482,678
          Gaiam Incorporated *....................  3,300      71,940
          Genesco Inc. *.......................... 34,600     718,296
          Kohls Corp. *........................... 66,500   4,684,260
          Lithia Motors Incorporated *............ 30,500     631,350
          Martha Stewart Living Incorporated *.... 15,000     246,750
          School Specialty Inc *.................. 26,000     594,880
          Tefron Limited.......................... 80,500     148,925
          TJX Cos., Inc........................... 40,000   1,594,400
          Williams Sonoma Inc. *.................. 50,000   2,145,000
                                                          -----------
                                                           23,496,445
                                                          -----------
                                                           27,676,470
                                                          -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                      Shares     Value
                                                      ------- -----------
       COMMON STOCKS (Continued)
       CONSUMER SERVICES--3.2%
       Communication Services--0.6%
       Entravision.com Corporation *.................  50,000 $   597,500
       Radio One Incorporated Class A *..............  11,000     203,170
       Radio One Incorporated *......................  67,000   1,206,670
                                                              -----------
                                                                2,007,340
                                                              -----------
       Hotels & Restaurants--1.1%
       California Pizza Kitchen Incorporated *.......  47,500   1,175,625
       CEC Entertainment Inc. *......................  17,000     737,630
       Ruby Tuesday Inc..............................  86,900   1,792,747
                                                              -----------
                                                                3,706,002
                                                              -----------
       Leisure Time--1.5%
       Acclaim Entertainment Inc. *.................. 106,700     565,510
       International Speedway Corp...................   8,000     312,800
       Pinnacle Systems Inc. *....................... 100,000     794,000
       Speedway Motorsport *.........................  50,000   1,264,000
       Steiner Leisure Limited.......................  38,200     811,750
       Westwood One Inc. *...........................  30,200     907,510
       World Wrestling Federation Enmt Incorporated *  31,800     418,170
                                                              -----------
                                                                5,073,740
                                                              -----------
                                                               10,787,082
                                                              -----------
       ENERGY--2.6%
       Coal--0.2%
       Consol Energy Inc.............................  28,000     695,520
                                                              -----------
       Construction & Mining Equipment--0.4%
       Helmerich & Payne Inc.........................  23,100     771,078
       Newpark Resources Inc. *......................  52,000     410,800
                                                              -----------
                                                                1,181,878
                                                              -----------
       Domestic Oil--1.5%
       Devon Energy Corporation......................  66,500   2,570,225
       Insignia Financial Group Inc. *...............  75,000     810,000
       Newfield Exploration Co. *....................  16,300     578,813
       Pennzoil Quaker Str Co........................  53,000     765,850
       Pioneer Natural Resources Co. *...............   9,500     182,970
                                                              -----------
                                                                4,907,858
                                                              -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                   Shares   Value
                                                   ------ ----------
            COMMON STOCKS (Continued)
            Electric Utilities--0.2%
            Calpine Corp. *....................... 46,000 $  772,340
                                                          ----------
            Gas Exploration--0.3%
            Energen Corp.......................... 38,000    936,700
                                                          ----------
                                                           8,494,296
                                                          ----------
            FINANCE--10.9%
            Banks--3.0%
            Citizens Banking Corp................. 19,200    631,296
            Commerce Bancorp Inc.................. 33,500  1,317,890
            Community First Bankshares Inc........ 51,000  1,310,190
            Community Svgs Bankshares Incorporated 27,280    518,047
            Fidelity Bankshares Incorporated New.. 67,662  1,080,562
            Harbor Florida Bancshares Inc......... 95,000  1,615,000
            PFF Bancorp Inc....................... 55,000  1,518,000
            Santander Bancorp..................... 23,650    459,047
            South Financial Group Incorporated.... 13,000    230,750
            Southern Financial Bancorp Inc........ 19,500    516,165
            Sterling Bancshares Inc............... 18,600    232,872
            Waypoint Financial Corporation........ 32,000    482,560
                                                          ----------
                                                           9,912,379
                                                          ----------
            Financial Services--3.0%
            Americredit Corp.*.................... 29,600    933,880
            Capital One Financial Corp............ 15,500    836,225
            Fidelity National Financial Inc....... 51,700  1,282,160
            Hartford Financial Services Group..... 20,000  1,256,600
            Jeffries Group Inc.................... 15,000    634,650
            Legg Mason Inc........................ 46,700  2,334,066
            Lehman Brothers Holdings Inc.......... 26,000  1,736,800
            Lendingtree Incorporated*............. 54,900    323,910
            Medallion Financial Corp.............. 78,000    616,200
                                                          ----------
                                                           9,954,491
                                                          ----------
            Finance & Banking--0.5%
            American Capital Strategies Limited... 57,000  1,615,950
                                                          ----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                      Shares     Value
                                                      ------- -----------
      COMMON STOCKS (Continued)
      FINANCE (Continued)
      Insurance--2.0%
      Ace Ltd........................................  59,250 $ 2,378,887
      First American Financial Corp..................  39,000     730,860
      Max Re Capital Ltd.............................  17,000     266,220
      Philadelphia Consolidated Holding Corp*........  28,400   1,070,964
      W.R. Berkley Corp..............................  27,300   1,466,010
      Willis Group Holdings Limited*.................  12,100     284,955
      Zenith National Insurance Corp.................  20,000     558,800
                                                              -----------
                                                                6,756,696
                                                              -----------
      Real Estate--1.3%
      America First Mortgage Investments Incorporated  26,000     227,500
      ANC Rental Corporation*........................ 134,000       4,020
      Annaly Mortgage Management Incorporated........  88,900   1,422,400
      Anthracite Capital Inc.........................  63,400     696,766
      Meristar Hospitality Corporation...............  66,600     945,720
      SL Green Realty Corporation....................  14,500     445,295
      Trammell Crow Company*.........................  38,200     446,940
                                                              -----------
                                                                4,188,641
                                                              -----------
      Savings And Loan--1.1%
      TCF Financial Corp.............................  78,500   3,766,430
                                                              -----------
                                                               36,194,587
                                                              -----------
      GENERAL BUSINESS--6.0%
      Broadcasting--1.1%
      Acme Communications Incorporated*..............  24,000     161,760
      Classic Commun Incorporated*...................  37,000         370
      Cox Radio Inc.*................................  36,000     917,280
      Insight Communications Incorporated*...........  58,800   1,420,608
      XM Satellite Radio Holdings Incorporated*......  34,800     638,928
      Young Broadcasting Inc.*.......................  26,000     466,700
                                                              -----------
                                                                3,605,646
                                                              -----------
      Business Services--4.9%
      Alloy Online Incorporated*.....................  28,000     602,840
      Arbitron Incorporated*.........................  28,700     980,105
      Armor Holdings Incorporated*...................  18,400     496,616
      Carriage Services Inc.*........................  80,000     421,600

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                     Shares     Value
                                                     ------- -----------
        COMMON STOCKS (Continued)
        GENERAL BUSINESS (Continued)
        Business Services (Continued)
        Ceridian Corporation New*...................  83,000 $ 1,556,250
        Concord EFS Inc.*........................... 102,500   3,359,950
        Costar Group Inc.*..........................  64,000   1,536,640
        Doubleclick Inc.*...........................  46,900     531,846
        Fiserv Inc.*................................  78,150   3,307,308
        FTD Common Incorporated*....................  22,000     154,000
        National Information Consortium*............  57,200     181,896
        Netscreen Technologies Inc.*................   1,900      42,047
        Resources Connection Incorporated*..........  20,000     526,600
        Service Corp. International*................ 126,300     630,237
        Verisign Inc.*..............................  39,000   1,483,560
        West Corporation*...........................  20,000     498,800
                                                             -----------
                                                              16,310,295
                                                             -----------
        Communication Services--0.0%
        Carrier Access Corp.*.......................  86,000     251,120
                                                             -----------
                                                              20,167,061
                                                             -----------
        TECHNOLOGY--26.7%
        Business Services--0.1%
        Metawave Communications Corporation*........  47,300     147,576
                                                             -----------
        Communication Services--1.8%
        Applied Micro Circuits Corp.*............... 101,000   1,143,320
        Aspect Communications Inc.*.................  82,500     320,100
        Brocade Communications Systems Incorporated*  51,900   1,718,928
        Echostar Communications Corp.*..............  58,500   1,606,995
        Polycom Inc.*...............................  38,000   1,294,660
                                                             -----------
                                                               6,084,003
                                                             -----------
        Computers & Business Equipment--7.0%
        Advanced Fibre Communications*..............  20,100     355,167
        Avanex Corporation*......................... 141,800     836,620
        Be Semiconductor Industries* ADR............  28,000     233,800
        Broadcom Corp*..............................  67,650   2,764,855
        Cable Design Technologies Corp.*............  63,000     861,840
        Ciena Corp.*................................  58,000     829,980
        Electronic Arts Inc.*.......................  65,500   3,926,725

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                     Shares     Value
                                                     ------- -----------
        COMMON STOCKS (Continued)
        TECHNOLOGY (Continued)
        Computers & Business Equipment (Continued)
        FEI Co.*....................................  13,000 $   409,630
        Integrated Device Technology Inc.*..........  45,150   1,200,538
        Intergraph Corp.*...........................  12,700     174,498
        KLA Instruments Corp.*......................  31,000   1,536,360
        L 3 Communications Holding Corp*............  23,000   2,070,000
        Logicvision Incorporated *..................  11,000     140,250
        Mips Technologies Incorporated Class A*.....  41,000     354,240
        Mips Technologies Incorporated Class B*.....   7,000      55,860
        Monolithic Systems Technology Incorporated*.  13,500     278,100
        MRV Communications Inc.*....................  33,540     142,210
        New Focus Incorporated*.....................   9,300      35,433
        Oni Systems Corporation*.................... 108,700     681,549
        Optical Communication Products Incorporated*  71,100     280,134
        RF Micro Devices Inc*.......................  95,500   1,836,465
        Siebel Systems Inc.*........................  30,000     839,400
        Sonus Networks Incorporated*................ 227,200   1,049,664
        Triquint Semiconductor Inc.*................  32,725     401,209
        Veritas Software Co.*.......................  43,500   1,950,105
                                                             -----------
                                                              23,244,632
                                                             -----------
        Biotech--0.5%
        Aclara BioSciences Incorporated*............  46,300     234,741
        Charles River Laboratories International*...   2,800      93,744
        Exelixis Incorporated*......................  77,000   1,279,740
                                                             -----------
                                                               1,608,225
                                                             -----------
        Electrical Equipment--3.0%
        Alliance Fiber Optic Products Incorporated*.  80,900     114,878
        Anadigics Inc.*.............................  34,000     518,500
        Anaren Microwave Inc.*......................  33,200     575,024
        Dupont Photomasks Inc.*.....................  16,000     695,200
        Electro Scientific Industries Inc.*.........  65,500   1,965,655
        Emcore Corp.*............................... 105,200   1,414,940
        Helix Technology Corp.......................  57,200   1,289,860
        Ixia*.......................................  25,000     321,250
        Microtune Incorporated*.....................  25,100     588,846
        Nanometrics Incorporated*...................  48,000     931,200
        Photon Dynamics Incorporated*...............   8,000     365,200
        Power Integrations*.........................  21,000     479,640

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                   Shares     Value
                                                   ------- -----------
          COMMON STOCKS (Continued)
          TECHNOLOGY (Continued)
          Electrical Equipment (Continued)
          Therma Wave Incorporated*...............  53,000 $   790,760
          Tvia Incorporated*......................  18,000      31,500
                                                           -----------
                                                            10,082,453
                                                           -----------
          Electronics--7.2%
          ADC Telecommunications Inc.*............ 185,000     851,000
          American Superconductor Corp.*.......... 100,000   1,226,000
          Analog Devices Inc.*....................  59,000   2,619,010
          ASM International N V*.................. 100,000   1,951,000
          Celestica Inc*..........................  32,950   1,330,851
          Credence Systems Corp.*.................  88,000   1,634,160
          Cymer Inc.*.............................  52,100   1,392,633
          Electroglas Inc.*.......................  53,800     794,626
          Exar Corp.*.............................  77,000   1,605,450
          Lexmark International Group Inc.*.......  28,000   1,652,000
          LoJack Corp.*........................... 110,000     599,500
          LTX Corp.*..............................  98,100   2,054,214
          Millipore Corp..........................  24,150   1,465,905
          Newport Corp............................  32,500     626,600
          Unova Inc.*.............................  53,000     307,400
          Veeco Instruments Inc.*.................  44,300   1,597,015
          Wesco International Incorporated*.......  41,000     202,950
          Xilinx Inc.*............................  50,000   1,952,500
                                                           -----------
                                                            23,862,814
                                                           -----------
          Software--7.1%
          Adept Technology Incorporated*..........  31,000     124,000
          Ariba Incorporated*..................... 129,000     794,640
          Check Point Software Tech Limited ADR...  78,950   3,149,315
          Click Commerce Incorporated*............ 165,400     522,664
          Cnet Networks Incorporated*.............  77,300     693,381
          Dendrite International Inc.*............ 129,800   1,821,094
          Digex Incorporated *....................  38,800     116,012
          Digital Insight Corporation*............  56,100   1,254,396
          Earthlink Incorporated*.................  53,500     651,095
          Homestore Common Incorporated*.......... 162,900     586,440
          Hotel Reservations Network Incorporated*  16,000     736,000

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                  Shares    Value
                                                  ------ ------------
           COMMON STOCKS (Continued)
           TECHNOLOGY (Continued)
           Software (Continued)
           Informax Incorporated*................ 14,000 $     41,300
           Matrixone Incorporated*............... 29,100      378,009
           Microstrategy Incorporated*........... 40,000      154,000
           NetIQ Corp*........................... 54,026    1,904,957
           Numerical Technologies Incorporated*.. 23,000      809,600
           Nvidia Corporation*................... 48,100    3,217,890
           PeopleSoft Inc.*...................... 73,000    2,934,600
           Quest Software Incorporated*.......... 30,100      665,511
           Saba Software Incorporated*........... 32,300      168,606
           Selectica Incorporated *.............. 46,900      283,745
           Sungard Data Systems Inc.*............ 58,500    1,692,405
           Witness Systems Incorporated*......... 46,100      614,052
                                                         ------------
                                                           23,313,712
                                                         ------------
                                                           88,343,415
                                                         ------------
           TRANSPORTATION--1.2%
           Trucking & Freight Forwarding--1.2%
           Hub Group Inc.*....................... 37,600      394,048
           Polaris Industries Inc................ 39,400    2,275,350
           US Xpress Enterprises Inc*............ 45,000      407,700
           Werner Enterprises Inc................ 33,200      806,760
                                                         ------------
                                                            3,883,858
                                                         ------------
           UTILITIES--1.4%
           Gas & Pipeline Utilities--1.4%
           New Jersey Resources Corp............. 26,100    1,221,481
           Nova Chemicals Corp................... 67,100    1,293,017
           South Jersey Industries Inc........... 30,300      987,780
           Southwest Gas Corp.................... 12,800      286,080
           WGL Holdings Incorporated............. 31,400      912,798
                                                         ------------
                                                            4,701,156
                                                         ------------
           TOTAL COMMON STOCK (cost $309,934,039)         307,006,186
                                                         ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Aggressive Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                                 Units
                                                               ----------
SHORT TERM INVESTMENTS--7.2%
State Street Bank Yield Enhanced Short Term Investment Fund **
  (cost $23,906,543).......................................... 23,906,543 $ 23,906,543
                                                                          ------------
TOTAL INVESTMENTS--99.9% (cost $333,840,582)..................             330,912,729
Assets in excess of liabilities--0.1%.........................                 345,731
                                                                          ------------
NET ASSETS--100.0%............................................            $331,258,460
                                                                          ============

*    Non-income producing security.
** Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                      Statement of Assets and Liabilities


                                                                                 December 31,
                                                                                     2001
                                    ASSETS
Investments, at value (cost $482,533,239)......................................   $515,342,155
Receivable for investments sold................................................     17,329,476
Dividends and interest receivable..............................................      1,798,879
                                                                                --------------
   Total assets................................................................    534,470,510
                                                                                --------------
                                  LIABILITIES
Payable for investments purchased..............................................     73,989,714
Payable for fund units redeemed................................................      1,887,560
Payable due to custodian.......................................................         32,229
Investment advisory fee payable................................................        229,860
State Street Bank and Trust Company--program fee payable.......................        107,874
Trustee, management and administration fees payable............................         31,205
American Bar Retirement Association--program fee payable.......................         17,895
Other accruals.................................................................         17,590
                                                                                --------------
   Total liabilities...........................................................     76,313,927
                                                                                --------------
Net assets (equivalent to $65.49 per unit based on 6,995,400 units outstanding)   $458,156,583
                                                                                ==============




  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Statement of Operations


                                                                 For the
                                                                year ended
                                                               December 31,
                                                                   2001
                                                               ------------
   Investment Income
      Dividends (net of foreign tax expense of $26,881)....... $  3,095,823
      Interest................................................   11,517,407
                                                               ------------
          Total investment income.............................   14,613,230
                                                               ------------
   Expenses
      Investment advisory fee.................................    1,026,165
      State Street Bank and Trust Company--program fee........    1,308,968
      Trustee, management and administration fees.............      360,047
      American Bar Retirement Association--program fee........      208,545
      Reports to unitholders..................................       60,482
      Legal and audit fees....................................       83,894
      Registration fees.......................................       50,727
                                                               ------------
          Total expenses......................................    3,098,828
                                                               ------------
   Net investment income......................................   11,514,402
                                                               ------------
   Net Realized and Unrealized Gain (Loss) on Investments
      Net realized gain.......................................   10,261,925
      Change in net unrealized appreciation...................  (13,526,632)
                                                               ------------
          Net realized and unrealized loss on investments.....   (3,264,707)
                                                               ------------
   Net increase in net assets resulting from operations....... $  8,249,695
                                                               ============




  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                      Statement of Changes in Net Assets


                                                                     For the year ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2000          2001
                                                                 ------------  ------------
From operations
   Net investment income........................................ $ 13,431,784  $ 11,514,402
   Net realized gain on investments.............................   26,608,771    10,261,925
   Net change in unrealized appreciation on investments.........  (18,102,658)  (13,526,632)
                                                                 ------------  ------------
       Net increase in net assets resulting from operations.....   21,937,897     8,249,695
                                                                 ------------  ------------
From unitholder transactions
   Proceeds from units issued...................................   19,953,526    31,049,747
   Cost of units redeemed.......................................  (45,826,559)  (37,535,789)
                                                                 ------------  ------------
       Net decrease in net assets resulting from unitholder
         transactions...........................................  (25,873,033)   (6,486,042)
                                                                 ------------  ------------
       Net increase (decrease) in net assets....................   (3,935,136)    1,763,653
Net Assets
   Beginning of year............................................  460,328,066   456,392,930
                                                                 ------------  ------------
   End of year.................................................. $456,392,930  $458,156,583
                                                                 ============  ============
Number of units
   Outstanding--beginning of year...............................    7,520,223     7,102,636
       Sold.....................................................      317,317       482,672
       Redeemed.................................................     (734,904)     (589,908)
                                                                 ------------  ------------
   Outstanding--end of year.....................................    7,102,636     6,995,400
                                                                 ============  ============




  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                               For the year ended December 31,
                                      ------------------------------------------------
                                        1997      1998      1999      2000      2001
                                      --------  --------  --------  --------  --------
Investment income*................... $   1.42  $   1.68  $   1.82  $   2.22  $   2.07**
Net expenses*........................     (.35)     (.35)     (.34)     (.37)     (.44)
                                      --------  --------  --------  --------  --------
Net investment income................     1.07      1.33      1.48      1.85      1.63
Net realized and unrealized gain
  (loss) on investments..............     6.59      7.44      6.54      1.20      (.40)
                                      --------  --------  --------  --------  --------
Net increase (decrease) in unit value     7.66      8.77      8.02      3.05      1.23
Net asset value at beginning of
  period.............................    36.76     44.42     53.19     61.21     64.26
                                      --------  --------  --------  --------  --------
Net asset value at end of period..... $  44.42  $  53.19  $  61.21  $  64.26  $  65.49
                                      ========  ========  ========  ========  ========
Ratio of net expenses to average net
  assets.............................      .84%      .72%      .60%      .59%      .68%
Ratio of net investment income to
  average net assets.................     2.62%     2.72%     2.57%     2.94%     2.52%
Portfolio turnover...................      122%      209%      229%      207%      232%
Total return.........................    20.84%    19.74%    15.08%     4.98%     1.91%
Net assets at end of period
  (in thousands)..................... $358,503  $414,662  $460,328  $456,393  $458,157

--------
* Calculations prepared using the average number of units outstanding during the period.
** As described further in Note 6, the Fund began amortizing premium/discount on all debt securities effective January 1, 2001. Had the change in accounting policy not been adopted, the per unit investment income for the year ended December 31, 2001 would have been $2.23.



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                         Principal
                                                          Amount       Value
                                                        ----------- -----------
 FHLMC--Federal Home Loan Mortgage Corporation--4.6%
 Federal Home Loan Mortgage Corporation 6.00% 1/1/2016. $ 6,925,000 $ 6,946,641
 Federal Home Loan Mortgage Corporation 7.50% 1/1/2031.   6,900,000   7,113,472
 Federal Home Loan Mortgage Corporation 8.00% 8/1/2030.     229,878     241,085
 Federal Home Loan Mortgage Corporation 8.00% 12/1/2030     419,176     439,611
 Federal Home Loan Mortgage Corporation 8.00% 12/1/2030      63,884      66,998
 Federal Home Loan Mortgage Corporation 8.00% 3/1/2031.     982,494   1,030,391
 Federal Home Loan Mortgage Corporation 8.00% 5/1/2031.     348,720     365,720
 Federal Home Loan Mortgage Corporation 8.00% 6/1/2031.     773,166     810,857
 Federal Home Loan Mortgage Corporation 8.00% 6/1/2031.     798,209     837,121
 Federal Home Loan Mortgage Corporation 8.00% 7/1/2031.     930,803     976,180
 Federal Home Loan Mortgage Corporation 8.50% 3/1/2030.     233,688     248,438
 Federal Home Loan Mortgage Corporation 8.50% 8/1/2030.     282,937     300,796
 Federal Home Loan Mortgage Corporation 8.50% 10/1/2030     578,407     614,916
 Federal Home Loan Mortgage Corporation 8.50% 10/1/2030     179,731     191,076
 Federal Home Loan Mortgage Pc 11.00% 9/1/2020.........      35,584      40,755
 Federal Home Loan Pc 8.00% 11/1/2029..................      67,815      71,121
 Federal Home Loan Mortgage Pc 9.50% 4/15/2020.........      58,766      62,291
 Federal Home Loan Mortgage Pc 10.00% 9/1/2017.........     115,018     128,289
 Federal Home Loan Mortgage Pc 10.00% 5/15/2020........      93,028      99,336
 Federal Home Loan Mortgage Pc 10.00% 6/15/2020........      67,007      71,320
 Federal Home Loan Mortgage Pc 10.00% 11/1/2020........      90,626     101,666
 Federal Home Loan Mortgage Pc 10.50% 4/1/2016.........      38,424      42,361
 Federal Home Loan Mortgage Pc 10.50% 8/1/2019.........      13,854      15,025
 Federal Home Loan Mortgage Pc 10.50% 12/1/2020........      95,821     108,158
 Federal Home Loan Mortgage Pc 10.50% 2/1/2021.........      33,218      36,343
                                                                    -----------
 TOTAL FHLMC (cost $20,938,575)........................              20,959,967
                                                                    -----------
 GNMA - Government National Mortgage Association--5.6%
 GNMA 6.38% 3/20/2025 (A)..............................     283,912     288,438
 GNMA 6.38% 2/20/2025 (A)..............................     151,203     153,636
 GNMA 6.38% 4/20/2025 (A)..............................      50,097      51,060
 GNMA 6.38% 4/20/2025 (A)..............................     219,615     223,836
 GNMA 6.38% 5/20/2025 (A)..............................      59,317      60,457
 GNMA 6.38% 5/20/2025 (A)..............................     258,061     263,021
 GNMA 6.38% 7/20/2025 (A)..............................      75,698      77,165
 GNMA 6.75% 7/20/2025 (A)..............................     229,594     235,765
 GNMA 6.75% 9/20/2027 (A)..............................     655,493     673,211
 GNMA 6.75% 9/20/2027..................................     172,279     180,650
 GNMA 7.00% 1/15/2031 TBA..............................  14,900,000  15,216,625
 GNMA 7.00% 7/15/2031..................................     722,992     738,355
 GNMA 7.00% 9/15/2031..................................   1,469,962   1,501,198

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                            Principal
                                                             Amount       Value
                                                            ---------- -----------
GNMA - Government National Mortgage Association (Continued)
GNMA 7.63% 10/20/2025 (A).................................. $  195,797 $   201,366
GNMA 7.63% 10/20/2027 (A)..................................    293,633     301,893
GNMA 7.63% 11/20/2027 (A)..................................    327,965     337,191
GNMA 7.63% 12/20/2027 (A)..................................     79,357      81,590
GNMA 9.00% 12/15/2017......................................    347,446     379,255
GNMA 9.50% 9/15/2017.......................................    190,907     210,772
GNMA 9.50% 12/15/2017......................................    309,004     341,159
GNMA 9.50% 12/15/2017......................................    286,616     316,441
GNMA 9.50% 12/15/2021......................................    202,699     221,446
GNMA 10.00% 11/15/2016.....................................     34,332      38,591
GNMA 10.00% 3/15/2018......................................     63,265      71,114
GNMA 10.00% 5/15/2019......................................    891,063   1,001,608
GNMA 10.00% 6/15/2019......................................      5,521       6,206
GNMA 10.00% 10/15/2019.....................................      6,345       7,132
GNMA 10.00% 12/15/2020.....................................    463,635     521,153
GNMA 10.00% 10/15/2021.....................................     36,203      40,694
GNMA 10.00% 7/15/2022......................................    415,503     467,050
GNMA 10.00% 7/15/2022......................................    254,033     285,548
GNMA 10.00% 2/15/2025......................................    265,554     298,499
GNMA 10.50% 9/15/2015......................................     12,200      14,005
GNMA 10.50% 9/15/2017......................................     54,862      62,422
GNMA 10.50% 12/15/2017.....................................     96,967     110,330
GNMA 10.50% 5/15/2019......................................      1,042       1,185
GNMA 10.50% 3/15/2020......................................     11,220      12,789
GNMA 10.50% 8/15/2020......................................     29,725      33,822
GNMA 11.00% 12/15/2009.....................................        560         631
GNMA 11.00% 1/15/2010......................................      4,150       4,673
GNMA 11.00% 7/15/2010......................................      7,114       8,009
GNMA 11.00% 7/15/2010......................................     27,754      31,131
GNMA 11.00% 8/15/2010......................................        330         368
GNMA 11.00% 8/15/2010......................................      5,812       6,544
GNMA 11.00% 9/15/2015......................................      7,206       8,262
GNMA 11.00% 10/15/2015.....................................      9,874      11,321
GNMA 11.00% 8/15/2017......................................    354,970     402,486
GNMA 11.00% 9/15/2017......................................     94,349     107,453
GNMA 11.00% 2/15/2025......................................    110,310     126,477
                                                                       -----------
TOTAL GNMA (cost $25,527,056)..............................             25,734,033
                                                                       -----------
FNMA--Federal National Mortgage Association--12.6%
FNMA 6.00% 1/1/2031 TBA....................................  8,000,000   7,817,504
FNMA 7.00% 1/1/2016........................................  1,250,000   1,293,360

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                         Principal
                                                          Amount       Value
                                                         ---------- -----------
 FNMA--Federal National Mortgage Association (Continued)
 FNMA 7.00% 1/15/2031 TBA............................... $8,750,000 $ 8,914,063
 FNMA 7.50% 9/1/2029....................................    190,741     196,879
 FNMA 7.50% 10/1/2029...................................     62,839      64,861
 FNMA 7.50% 2/1/2031....................................    511,295     527,590
 FNMA 7.50% 2/1/2031....................................    186,901     192,858
 FNMA 8.00% 5/1/2029....................................    424,687     445,128
 FNMA 8.00% 2/1/2030....................................    452,833     474,628
 FNMA 8.00% 1/1/2031 TBA................................  3,375,000   3,532,147
 FNMA 8.00% 1/1/2031....................................    473,026     495,788
 FNMA 8.00% 3/1/2031....................................    473,074     495,839
 FNMA 8.00% 4/1/2031....................................    276,969     290,297
 FNMA 8.00% 4/1/2031....................................    999,958   1,051,518
 FNMA 8.00% 8/1/2031....................................  3,000,000   3,154,688
 FNMA 8.00% 10/1/2031...................................  3,156,410   3,308,296
 FNMA 8.50% 9/25/2020...................................     60,181      63,585
 FNMA 8.50% 4/1/2030....................................  5,156,920   5,477,577
 FNMA 8.50% 7/1/2030....................................  5,954,910   6,343,826
 FNMA 8.50% 7/1/2030....................................    491,732     522,308
 FNMA 8.50% 7/1/2030....................................    259,723     275,873
 FNMA 8.50% 7/1/2030....................................    180,807     192,050
 FNMA 8.50% 8/1/2030....................................    134,364     142,719
 FNMA 8.50% 8/1/2030....................................    100,744     107,387
 FNMA 8.50% 8/1/2030....................................      7,879       8,369
 FNMA 8.50% 9/1/2030....................................     96,539     102,542
 FNMA 8.50% 9/1/2030....................................    679,386     721,630
 FNMA 8.50% 9/1/2030....................................     27,588      29,303
 FNMA 8.50% 10/1/2030...................................  6,604,846   7,015,535
 FNMA 8.50% 11/1/2030...................................    609,265     647,149
 FNMA 8.50% 12/1/2030...................................    165,327     175,607
 FNMA 8.50% 12/1/2030...................................     75,813      80,527
 FNMA 8.50% 1/1/2031....................................    574,297     610,007
 FNMA 8.50% 1/1/2031....................................     26,111      27,734
 FNMA 9.50% 4/1/2030....................................  1,249,640   1,363,282
 FNMA 10.00% 5/1/2022...................................     51,329      57,138
 FNMA 10.00% 5/1/2022...................................    386,079     432,408
 FNMA 10.00% 11/1/2024..................................    471,012     527,533
 FNMA 10.50% 10/1/2018..................................    175,534     199,394
 FNMA 11.00% 9/1/2019|..................................    229,265     260,306
 FNMA 11.50% 11/1/2019..................................     43,600      49,694
                                                                    -----------
 TOTAL FNMA (cost $57,235,206)..........................             57,688,927
                                                                    -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                       Principal
                                                        Amount      Value
                                                       ---------- ----------
   AUTO RECEIVABLE--1.8%
   Arcadia Automobile Receivables 6.20% 5/15/2003..... $   22,646 $   22,689
   Associates Auto Receivables Trust 7.30% 1/15/2004..  1,481,411  1,524,921
   BMW Vehicle Lease Trust 6.65% 2/25/2003............    546,670    550,410
   Chase Manhattan Auto Owner Trust 2.44% 6/15/2004...  1,300,000  1,295,815
   First Security Auto Owner Trust 7.30% 7/15/2004....  1,407,145  1,440,495
   Honda Auto Receivables 2001 3 2.76% 2/18/2004......  1,200,000  1,201,507
   Honda Auto Receivables Owner Trust 6.62% 7/15/2004.    910,000    937,582
   Nissan Auto Receivables 01 C O 4.80% 2/15/2007.....    525,000    530,413
   Nissan Auto Receivables Owner Trust 6.71% 3/17/2003    396,567    399,045
   Nissan Auto Recreation 2000 7.15% 12/16/2002.......    155,559    156,045
                                                                  ----------
   TOTAL AUTO RECEIVABLE (cost $7,944,133)............             8,058,922
                                                                  ----------
   ASSET BACKED--2.3%
   Credit Issuance--1.3%
   Citibank Credit Card Issuance Trust 7.45% 9/17/2007    525,000    555,513
   Chase Credit Card Master Trust 5.50% 11/17/08......    870,000    882,418
   CPS Auto Grantor Trust 6.65% 10/15/2002............      6,459      6,468
   Daimler Chrysler Auto Trust 6.21% 12/8/2003........    620,645    630,147
   First Security Auto Grantor Trust 5.97% 4/15/2004..     81,362     82,429
   MBNA Master Credit Card Trust II 6.90% 1/15/2008...    505,000    540,188
   MBNA Master Credit Card Trust II 7.35% 7/16/2007...    855,000    921,528
   MBNA Master Credit Card Trust II 7.80% 10/15/2012..    375,000    421,286
   MMCA Automobile Trust 7.00% 6/15/2004..............  1,070,000  1,096,408
   Mid Str Trust II 9.63% 4/1/2003....................    150,000    152,152
   Peco Energy Transport Trust 7.63% 3/1/2010.........    825,000    904,780
                                                                  ----------
                                                                   6,193,317
                                                                  ----------
   Finance & Banking--0.1%
   Creekwood Capital Corporation 8.47% 3/16/2015 **...    223,521    243,117
                                                                  ----------
   Industrials--0.5%
   America West Airls Pass Through 7.10% 4/2/2021.....    745,693    722,353
   Continental Airls Pass Through Trust 6.55% 2/2/2019    210,456    182,762
   Oil Purchase Company 7.10% 4/30/2002 **............     54,751     54,445
   Southwest Airlines Company 5.50% 11/1/2006.........    190,000    185,999
   Systems 2001 A T LLC 6.66% 9/15/2013...............  1,221,701  1,255,273
                                                                  ----------
                                                                   2,400,832
                                                                  ----------
   Other--0.3%
   Detroit Edison Securitization 6.42% 3/1/2015.......    670,000    685,283
   Prudential Holdings LLC 8.70% 12/18/2023...........    360,000    371,797
   PSE&G Transition Funding LLC 6.61% 6/15/2015.......    425,000    436,951
                                                                  ----------
                                                                   1,494,031
                                                                  ----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                            Principal
                                                             Amount       Value
                                                            ---------- -----------
ASSET BACKED (Continued)
Air Travel--0.1%
US Airways 8.11% 2/20/2017................................. $  307,751 $   312,324
                                                                       -----------
TOTAL ASSET BACKED (cost $10,371,518)......................             10,643,621
                                                                       -----------
GOVERNMENT AND AGENCIES--2.4%
U.S. Government Securities--2.4%
United States Treasury Bonds 8.13% 8/15/2021...............  3,450,000   4,406,306
United States Treasury Notes 6.75% 5/15/2005...............  6,000,000   6,523,140
                                                                       -----------
TOTAL GOVERNMENT AND AGENCIES (cost $10,917,237)...........             10,929,446
                                                                       -----------
CORPORATE BONDS--11.4%
CONSUMER SERVICES--0.3%
Leisure Time--0.3%
Walt Disney Company 7.30% 2/8/2005.........................  1,090,000   1,161,896
                                                                       -----------
CORPORATE--11.1%
Asset Backed--0.3%
Chevy Chase Auto Receivables 6.25% 6/15/2004...............     47,557      47,829
World Financial Properties Tower B 6.91% 9/1/2013..........  1,099,966   1,109,591
                                                                       -----------
                                                                         1,157,420
                                                                       -----------
Electric Utilities--0.6%
Consolidated Natural Gas Company 6.25% 11/1/2011...........    205,000     199,281
Detroit Edison Company 6.13% 10/1/2010.....................     95,000      92,997
DTE Energy Company 7.05% 6/1/2011..........................    265,000     272,470
Niagara Mohawk Power Corporation 7.38% 7/1/2003............    775,000     807,217
Nisource Finance Corporation 7.88% 11/15/2010..............    690,000     713,605
Williams Cos Incorporated 7.50% 1/15/2031..................    605,000     585,846
                                                                       -----------
                                                                         2,671,416
                                                                       -----------
Finance & Banking--3.7%
Aetna Incorporated 7.88% 3/1/2011..........................    705,000     692,937
Ahold Finance USA Incorporated 6.88% 5/1/2029..............    255,000     247,340
Ahold Finance USA 8.25% 7/15/2010..........................    210,000     233,174
AIG Sunamerica Global Financing Vi 6.30% 5/10/2011.........  1,010,000   1,021,191
American General Corporation 7.50% 7/15/2025...............    120,000     130,159
American General Finance Corporation Medium Term Note 5.88%
  7/14/2006................................................    480,000     496,176
Anthem Insurance Cos Incorporated Discount Commercial
  9.00% 4/15/2027 **.......................................    465,000     463,791
Beverly Finance 8.36% 7/15/2004............................    250,000     270,520

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                               Principal
                                                                Amount       Value
                                                               ---------- -----------
CORPORATE BONDS (Continued)
CORPORATE (Continued)
Finance & Banking (Continued)
Chase Manhattan Corp. 7.00% 11/15/2009........................ $  100,000 $   104,021
Cigna Corporation 6.38% 10/15/2011............................    200,000     197,606
Cigna Corporation 7.00% 1/15/2011.............................    245,000     248,276
Citicorp 6.38% 11/15/2008.....................................    905,000     926,946
EOP Operating Limited Partnership 7.25% 6/15/2028.............    150,000     138,947
EOP Operating Limited Partnership 6.76% 6/15/2007.............    140,000     142,660
EOP Operating Limited Partnership 7.50% 4/19/2029.............    280,000     266,664
Equitable Cos Incorporated 6.50% 4/1/2008.....................    650,000     663,319
Farmers Exchange Capital 7.05% 7/15/2028**....................    335,000     277,407
Farmers Insurance Exch 8.63% 5/1/2024**.......................    625,000     618,844
Ford Motor Credit Company 7.25% 10/25/2011....................    100,000      97,392
Ford Motor Credit Company 7.38% 10/28/2009....................    150,000     148,092
General Motors Acceptance Corporation 6.88% 9/15/2011.........    385,000     376,549
General Motors Acceptance Corporation 8.00% 11/1/2031.........    380,000     384,442
Goldman Sachs Group Incorporated 6.88% 1/15/2011..............    910,000     937,955
Hancock John Global Funding II 7.90% 7/2/2010.................    725,000     800,879
Hartford Financial Services Group Incorporated 7.75% 6/15/2005    310,000     331,288
Hartford Life Incorporated 7.65% 6/15/2027....................    350,000     371,424
Household Finance Corp 6.40% 6/17/2008........................    205,000     204,693
Household Finance Corporation 6.75% 5/15/2011.................    175,000     174,136
Household Finance Corporation 8.00% 7/15/2010.................    490,000     532,106
Hutchison Whampoa Fin C I Ltd 7.45% 8/1/2017**................    440,000     436,687
J.P. Morgan Chase & Co 6.00% 2/15/2009*.......................    420,000     417,207
MBNA America Bank National Association 6.50% 6/20/2006........    385,000     381,724
Metropolitan Life Insurance Company 7.45% 11/1/2023**.........    500,000     509,490
Metropolitan Life Insurance Company 7.80% 11/1/2025**.........    250,000     261,835
Nationwide Mutual Insurance Company 8.25% 12/1/2031...........    100,000      99,724
Nationwide Mutual Life 7.50% 2/15/2024**......................    750,000     674,033
Prime Property Funding II Incorporated 7.00% 8/15/2004**......    495,000     525,497
Prudential Holdings 7.25% 12/18/2023..........................  1,390,000   1,411,267
Prudential Holdings 8.70% 12/18/2023..........................    335,000     345,978
Simon Property Group L P 6.38% 11/15/2007.....................    335,000     331,563
                                                                          -----------
                                                                           16,893,939
                                                                          -----------
Industrials--5.6%
American Home Products Corporation 6.70% 3/15/2011............    750,000     774,818
AOL Time Warner Incorporated 6.75% 4/15/2011..................    840,000     857,951
AOL Time Warner Incorporated 7.63% 4/15/2031..................     90,000      95,246
AT&T Wireless Services Incorporated 7.88% 3/1/2011............    500,000     532,950

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                          Principal
                                                           Amount      Value
                                                          ---------- ----------
 CORPORATE BONDS (Continued)
 CORPORATE (Continued)
 Industrials (Continued)
 Boeing Capital Corporation 6.50% 2/15/2012.............. $  495,000 $  492,010
 Bristol Myers Squibb Company 5.75% 10/1/2011............  1,415,000  1,395,742
 Centex Corporation 7.88% 2/1/2011.......................    370,000    377,981
 Clear Channel Communications 7.65% 9/15/2010............    570,000    588,468
 CMS Panhandle Holding Company 6.50% 7/15/2009...........    670,000    624,996
 Comcast Cable Communications 6.75% 1/30/2011............    290,000    291,131
 Conoco Incorporated 6.95% 4/15/2029.....................  1,005,000  1,022,819
 Continental Airls Pass Through 6.65% 9/15/2017..........    448,993    398,185
 Cox Communications Incorporated 7.75% 11/1/2010 *.......    445,000    478,646
 CVS Corporation 5.63% 3/15/2006.........................    755,000    760,028
 Daimlerchrysler North America Holding 6.40% 5/15/2006...    715,000    714,042
 Dayton Hudson Corporation 6.65% 8/1/2028................    170,000    169,903
 Dayton Hudson Corporation 6.75% 1/1/2028................    440,000    438,658
 Delphi Automotive Systems Corporation 7.13% 5/1/2029....    200,000    177,490
 Deutsche Telekom International 8.00% 6/15/2010..........    440,000    479,644
 Federated Department Stores Incorporated 6.90% 4/1/2029.    445,000    409,075
 Federated Department Stores Incorporated 7.00% 2/15/2028    200,000    186,332
 Florida Residential Property Casualty 7.38% 7/1/2003 **.    525,000    554,451
 Florida Windstorm Underwriting 7.13% 2/25/2019 **.......    600,000    588,378
 Ford Motor Company 6.63% 10/1/2028......................  1,255,000  1,044,750
 Honeywell International Incorporated 6.13% 11/1/2011....    595,000    587,247
 Hyatt Equities LLC 9.25% 5/15/2005......................    545,000    565,238
 Jet Equipment Test 10.00% 6/15/2012 **..................    350,000    238,000
 Kroger Company 6.80% 4/1/2011...........................    165,000    168,193
 Kroger Company 7.63% 9/15/2006..........................    160,000    173,376
 Kroger Co 7.70% 6/1/2029................................    560,000    596,809
 Lockheed Martin Corp. 7.75% 5/1/2026....................    325,000    354,250
 Lowes Cos Incorporated 6.50% 3/15/2029..................    255,000    242,370
 Lowes Cos Incorporated 6.88% 2/15/2028..................    620,000    617,700
 Marriott International 7.00% 1/15/2008..................    295,000    295,684
 Marriott International Incorporated 8.13% 4/1/2005......    440,000    459,448
 May Department Stores Company 6.70% 9/15/2028...........    335,000    323,292
 May Department Stores Company 7.88% 3/1/2030............    575,000    638,279
 News America Holdings Incorporated 7.75% 1/20/2024......    100,000     98,233
 News America Holdings Incorporated 7.75% 2/1/2024.......    170,000    168,637
 News America Holdings Incorporated 8.88% 4/26/2023......    645,000    707,655
 Northrop Grumman Corporation 7.75% 2/15/2031............    210,000    225,968
 Oil Enterprises Limited 6.24% 6/30/2008 **..............    488,302    496,677
 Pccw Hktc Cap Ltd 7.75% 11/15/2011......................    505,000    500,141

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                         Principal
                                                          Amount       Value
                                                        ----------- -----------
 CORPORATE BONDS (Continued)
 CORPORATE (Continued)
 Industrials (Continued)
 Qwest Capital Funding Incorporated 7.75% 8/15/2006.... $   870,000 $   888,983
 Raytheon Company 8.20% 3/1/2006.......................     345,000     374,729
 Raytheon Company 8.30% 3/1/2010.......................     340,000     379,148
 Reed Elsevier Capital Incorporated 6.75% 8/1/2011.....     100,000     101,819
 Safeway Incorporated 6.50% 3/1/2011...................      95,000      96,808
 Safeway Incorporated 7.50% 9/15/2009..................     260,000     282,646
 Sun Microsystems Incorporated 7.65% 8/15/2009 *.......     455,000     464,359
 TCI Communications Incorporated 7.88% 2/15/2026.......     255,000     270,736
 Telus Corp 8.00% 6/1/2011.............................     135,000     142,360
 Tenet Healthcare Corporation 6.88% 11/15/2031.........     570,000     526,431
 Time Warner Inc 6.63% 5/15/2029.......................      95,000      88,765
 TRW Incorporated 7.63% 3/15/2006......................      60,000      62,704
 Tyco International Group S A 6.75% 2/15/2011..........     500,000     503,635
 Tyco International Group S A 6.88% 1/15/2029..........     135,000     129,059
 Tyco International Group SA 7.00% 6/15/2028...........      75,000      72,923
 Wellpoint Health Networks Incorporated 6.38% 6/15/2006     265,000     271,479
                                                                    -----------
                                                                     25,567,475
                                                                    -----------
 Non-Asset Backed--0.1%
 Vodafone Group PLC 7.75% 2/15/2010....................     565,000     618,579
                                                                    -----------
 Telephone--0.7%
 AT&T Corporation 7.30% 11/15/2011.....................      95,000      97,619
 AT&T Corporation 8.00% 11/15/2031.....................     660,000     690,433
 Comcast Cable Communications 8.38% 5/1/2007...........     310,000     343,914
 GTE Corporation 6.94% 4/15/2028.......................     980,000     981,627
 Intermedia Communications Inc. 1.00% 3/1/2009.........     700,000     623,875
 Worldcom Inc. 6.95% 8/15/2028 *.......................     730,000     662,628
                                                                    -----------
                                                                      3,400,096
                                                                    -----------
 Utilities--0.1%
 Ras Laffan Liquefied Natural Gas 8.29% 3/15/2014 **...     520,000     535,964
                                                                    -----------
                                                                     50,844,889
                                                                    -----------
 TOTAL CORPORATE BONDS (cost $51,335,412)..............              52,006,785
                                                                    -----------

                                                          Shares
                                                        -----------
 COMMON STOCK--58.5%
 BASIC INDUSTRIES--1.2%
 Chemicals--0.5%
 Air Products & Chemicals Inc..........................      27,000   1,266,570

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001

                                                 Shares     Value
                                                 ------- -----------
           COMMON STOCK (Continued)
           BASIC INDUSTRIES (Continued)
           Chemicals (Continued)
           Dow Chemical Co......................  27,382 $   924,964
                                                         -----------
                                                           2,191,534
                                                         -----------
           Paper--0.1%
           Kimberly-Clark Corp..................  12,100     723,580
                                                         -----------
           Plastics--0.6%
           Illinois Tool Works Inc..............  38,400   2,600,448
                                                         -----------
                                                           5,515,562
                                                         -----------
           CAPITAL GOODS--5.3%
           Business Services--1.3%
           Checkfree Corporation *..............  76,300   1,373,400
           Fluor Corporation *..................  68,300   2,554,420
           Robert Half International Inc. *.....  43,400   1,158,780
           Sabre Group Holdings Inc.............  25,000   1,058,750
                                                         -----------
                                                           6,145,350
                                                         -----------
           Conglomerates--0.9%
           General Electric Co..................  99,700   3,995,976
                                                         -----------
           Construction & Mining Equipment--0.4%
           Dover Corp...........................  46,700   1,731,169
                                                         -----------
           Electrical Equipment--1.5%
           Emerson Electric Co..................  42,400   2,421,040
           Tyco International Ltd...............  75,000   4,417,500
                                                         -----------
                                                           6,838,540
                                                         -----------
           Industrial Machinery--1.2%
           AES Corp. *.......................... 212,100   3,467,835
           Ingersoll Rand Co....................  20,400     852,924
           Navistar International Corp..........  37,300   1,473,350
                                                         -----------
                                                           5,794,109
                                                         -----------
                                                          24,505,144
                                                         -----------
           CONSUMER BASICS--11.9%
           Cosmetics & Toiletries--0.2%
           Avon Products Inc....................  18,500     860,250
                                                         -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001


                                                   Shares     Value
                                                   ------- -----------
          COMMON STOCK (Continued)
          CONSUMER BASICS (Continued)
          Drugs & Health Care--8.2%
          Applera Corporation Applied Biosystems * 110,200 $ 4,327,554
          Astrazeneca Plc ADR..................... 177,053   8,250,670
          Becton Dickinson & Co...................  44,300   1,468,545
          Eli Lilly & Co..........................   8,600     675,444
          Forest Laboratories Inc. *..............  54,600   4,474,470
          Guidant Corp. *.........................  99,456   4,952,909
          Medtronic Inc...........................  51,400   2,632,194
          Millennium Pharmaceuticals *............  14,500     355,395
          Pacificare Health Systems *.............  33,830     541,280
          Pfizer Inc.............................. 213,500   8,507,975
          Quintiles Transnational Corp. *.........  81,200   1,303,260
                                                           -----------
                                                            37,489,696
                                                           -----------
          Food & Beverages--3.1%
          Campbell Soup Co........................ 130,000   3,883,100
          General Mills Inc.......................  35,800   1,861,958
          H.J. Heinz Co...........................  52,000   2,138,240
          Kellogg Co.............................. 130,500   3,928,050
          Kraft Foods Incorporated................  22,100     752,063
          PepsiCo Inc.............................  37,300   1,816,137
                                                           -----------
                                                            14,379,548
                                                           -----------
          Tobacco--0.4%
          Philip Morris Cos., Inc.................  40,000   1,834,000
                                                           -----------
                                                            54,563,494
                                                           -----------
          CONSUMER DURABLE GOODS--3.4%
          Communication Services--2.9%
          AOL Time Warner Incorporated............  89,900   2,885,790
          Cablevision Systems Corporation.........  66,550   1,643,785
          Cox Communications Inc..................  42,700   1,789,557
          Gannett Co., Inc........................  14,000     941,220
          General Motors--H Class *...............  86,200   1,331,790
          Liberty Media Corporation New........... 257,000   3,598,000
          Walt Disney Co..........................  54,400   1,127,168
                                                           -----------
                                                            13,317,310
                                                           -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001


                                                  Shares     Value
                                                  ------- -----------
          COMMON STOCK (Continued)
          CONSUMER DURABLE GOODS (Continued)
          Electrical Equipment--0.5%
          Sony Corp ADR..........................  26,000 $ 1,172,600
          Konnklijke Philips Electronics NV * ADR  42,000   1,222,620
                                                          -----------
                                                            2,395,220
                                                          -----------
                                                           15,712,530
                                                          -----------
          CONSUMER NON-DURABLES--3.6%
          Apparel & Textiles--0.5%
          VF Corp................................  56,900   2,219,669
                                                          -----------
          Household Products--0.3%
          Clorox Co..............................  36,700   1,451,485
                                                          -----------
          Liquor--0.5%
          Anheuser Busch Cos., Inc...............  47,300   2,138,433
                                                          -----------
          Retail Trade--1.9%
          Amazon. Com Inc. *.....................  95,700   1,035,474
          Dollar General Corp....................  51,500     767,350
          Lowes Cos., Inc........................ 125,600   5,829,096
          Wal-Mart Stores Inc....................  21,000   1,208,550
                                                          -----------
                                                            8,840,470
                                                          -----------
          Toys & Amusements--0.4%
          Hasbro Inc............................. 123,000   1,996,290
                                                          -----------
                                                           16,646,347
                                                          -----------
          CONSUMER SERVICES--0.7%
          Hotels & Restaurants--0.3%
          McDonald's Corp........................  44,700   1,183,209
                                                          -----------
          Leisure Time--0.4%
          Carnival Cruise Lines Inc..............  65,100   1,828,008
                                                          -----------
                                                            3,011,217
                                                          -----------
          ENERGY--4.0%
          Construction & Mining Equipment--0.1%
          BJ Services Co. *......................  18,400     597,080
                                                          -----------
          Domestic Oil--1.7%
          Exxon Mobil Corp. *.................... 105,566   4,148,744

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                            Schedule of Investments
                               December 31, 2001


                                                Shares     Value
                                               -------- -----------
             COMMON STOCKS (Continued)
             ENERGY (Continued)
             Domestic Oil (Continued)
             Royal Dutch Petroleum Co. ADR....   39,800 $ 1,950,996
             Unocal Corp......................   51,400   1,853,998
                                                        -----------
                                                          7,953,738
                                                        -----------
             International Oil--0.7%
             Shell Transport Trading Plc ADR..   68,200   2,826,890
                                                        -----------
             Petroleum Services--1.5%
             Baker Hughes Inc.................  101,040   3,684,929
             Schlumberger Ltd. ADR............   21,246   1,167,468
             Transocean Sedco Forex Inc.*.....   24,000     811,680
             Weatherford International Inc*...   34,000   1,266,840
                                                        -----------
                                                          6,930,917
                                                        -----------
                                                         18,308,625
                                                        -----------
             FINANCE--10.2%
             Banks--1.8%
             Bank of America Corp.............   37,537   2,362,954
             Bank One Corp....................  151,100   5,900,455
                                                        -----------
                                                          8,263,409
                                                        -----------
             Financial Services--4.6%
             Americredit Corp.*...............   15,000     473,250
             Citigroup Inc....................   43,829   2,212,488
             Goldman Sachs Group Incorporated.   11,200   1,038,800
             Hartford Financial Services Group   19,200   1,206,336
             Household International Inc......   21,500   1,245,710
             J P Morgan Chase & Company.......   69,800   2,537,230
             USA Education Incorporated.......  112,760   9,474,095
             Wells Fargo & Company............   69,476   3,018,732
                                                        -----------
                                                         21,206,641
                                                        -----------
             Insurance--2.4%
             Ace Ltd..........................    4,100     164,615
             Allstate Corp....................   49,300   1,661,410
             Berkshire Hathaway Inc.*.........       31   2,343,600
             Cincinnati Financial Corp........   35,200   1,342,880
             PMI Group Inc....................   21,500   1,440,715
             Principal Financial Group........   13,200     316,800
             XL Capital Limited...............   39,600   3,617,856
                                                        -----------
                                                         10,887,876
                                                        -----------

   The accompanying notes are an integral part of these financial statements

                                       .

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2001

                                                     Shares     Value
        -                                            ------- -----------
        Savings And Loan--1.4%
        Washington Mutual Inc....................... 189,736 $ 6,204,367
                                                             -----------
                                                              46,562,293
                                                             -----------
        GENERAL BUSINESS--4.4%
        Broadcasting--1.9%
        Cablevision Systems Corp.*..................  72,500   3,440,125
        USA Networks Inc*........................... 107,600   2,938,556
        Viacom Inc. Class A*........................  53,000   2,345,250
                                                             -----------
                                                               8,723,931
                                                             -----------
        Business Services--2.3%
        Autonation Incorporated*....................  72,200     890,226
        Doubleclick Inc*............................  65,200     739,368
        Ecolab Inc..................................  17,500     704,375
        JDS Uniphase Corporation*...................  57,000     494,760
        Nokia Corp ADR.............................. 251,600   6,171,748
        TMP Worldwide Inc.*.........................  30,700   1,317,030
                                                             -----------
                                                              10,317,507
                                                             -----------
        Communication Services--0.2%
        AT&T Corp.*.................................  61,858   1,122,104
                                                             -----------
                                                              20,163,542
                                                             -----------
        TECHNOLOGY--10.6%
        Aerospace--0.9%
        United Technologies Corp....................  61,000   3,942,430
                                                             -----------
        Communication Services--0.3%
        Applied Micro Circuits Corp.*...............  74,100     838,812
        Vivendi Universal SA ADR....................   7,500     403,425
                                                             -----------
                                                               1,242,237
                                                             -----------
        Computers & Business Equipment--3.0%
        Agere Systems Incorporated..................  38,000     216,220
        Broadcom Corp*..............................  21,300     870,531
        Brocade Communications Systems Incorporated*  20,500     678,960
        Cadence Design Systems Inc.*................  35,600     780,352
        Cisco Systems Inc.*......................... 223,500   4,047,585
        Compaq Computer Corp........................  84,200     821,792
        Corning Inc.................................  85,500     762,660
        Hewlett Packard Co..........................  58,000   1,191,320
        IBM Corp....................................   8,500   1,028,160

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2001

                                                     Shares     Value
                                                    -------- -----------
        Computers & Business Equipment--(Continued)
        Linear Technology Corp.....................   20,000 $   780,800
        Nortel Networks Corporation*...............  214,600   1,609,500
        Xilinx Inc.................................   19,000     741,950
                                                             -----------
                                                              13,529,830
                                                             -----------
        Electronics--5.1%
        Agilent Technologies Incorporated*.........   80,432   2,293,116
        Altera Corp.*..............................   39,700     842,434
        Applied Materials Inc.*....................  147,700   5,922,770
        ASM Lithography Holdings NV* ADR...........   92,400   1,575,420
        Credence Systems Corp.*....................   23,000     427,110
        Intel Corp.................................   43,800   1,377,510
        KLA Instruments Corp.*.....................   71,200   3,528,672
        Lam Research Corp.*........................   22,500     522,450
        Novellus Systems Inc.*.....................   21,800     860,010
        PMC Sierra Inc.*...........................   65,700   1,396,782
        Teradyne Inc.*.............................  106,800   3,218,952
        Texas Instruments Inc......................   52,460   1,468,880
                                                             -----------
                                                              23,434,106
                                                             -----------
        Software--1.3%
        Macromedia Inc.............................   48,400     861,520
        Microsoft Corp.*...........................   45,900   3,040,875
        Verisign Inc.*.............................   60,200   2,290,008
                                                             -----------
                                                               6,192,403
                                                             -----------
                                                              48,341,006
                                                             -----------
        UTILITIES--3.2%

        Electric Utilities--1.3%
        Cinergy Corp...............................   27,400     915,982
        Edison International.......................  165,400   2,497,540
        Kinder Morgan Management LLC...............   31,099   1,178,652
        NRG Energy Incorporated....................   73,800   1,143,900
                                                             -----------
                                                               5,736,074
                                                             -----------
        Gas & Pipeline Utilities--0.9%
        Nisource Incorporated......................   38,000     876,280
        Williams Cos., Inc.........................  134,100   3,422,232
                                                             -----------
                                                               4,298,512
                                                             -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                                 Balanced Fund

                            Schedule of Investments

                               December 31, 2001

                                                                 Shares      Value
                                                               ---------- ------------
Telephone--1.0%...............................................
SBC Communications Inc........................................     30,200 $  1,182,934
Sprint Corp. *................................................    134,900    3,292,909
                                                                          ------------
                                                                             4,475,843
                                                                          ------------
                                                                            14,510,429
                                                                          ------------

TOTAL COMMON STOCK (cost $236,388,729)........................             267,840,189
                                                                          ------------

PREFERRED STOCK--0.2%.........................................
Home Ownership Funding ** (cost $1,254,307)...................      1,250      859,199
                                                                          ------------

TOTAL DEBT AND EQUITY INVESTMENT SECURITIES (cost
  $422,042,314)                                                            454,721,089
                                                                          ------------
                                                                 Units
                                                               ----------

SHORT TERM INVESTMENTS--13.1%

State Street Bank Yield Enhanced Short Term Investment Fund*** 60,621,066   60,621,066
                                                                          ------------

TOTAL INVESTMENTS--112.5% (cost $482,533,239).................             515,342,155
Liabilities in excess of other assets--(12.5)%................             (57,185,572)
                                                                          ------------

NET ASSETS--100.00%...........................................            $458,156,583
                                                                          ============

 (A) Variable rate security. The rate shown reflects that currently in effect. ADR An American Depositary Receipt (ADR) is a certificate issued by a U.S.
    bank representing the right to recieve securities of the foreign issuer described.
TBA  To be announced (TBA) securities are purchased (sold) on a forward
    commitment basis with an    approximate principal amount and no definite
    maturity. The actual principal amount and    maturity date will be
    determined upon settlement.
*    Non-income producing security.
 ** Security is exempt from registration under Rule 144A of the Securities Act of 1933.
These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
*** Collective investment fund advised by State Street Global Advisors.



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                      Statement of Assets and Liabilities


                                                                                  December 31,
                                                                                      2001
                                                                                 --------------
                                     ASSETS
Investments, at value (cost $985,364,262)....................................... $1,020,840,454
Cash............................................................................         22,475
Receivable for investments sold.................................................      4,185,359
Receivable for fund units sold..................................................        189,563
Dividends and interest receivable...............................................        794,003
                                                                                 --------------
   Total assets.................................................................  1,026,031,854
                                                                                 --------------

                                  LIABILITIES
Payable for investments purchased...............................................      3,490,498
Payable for fund units redeemed.................................................      3,326,382
Investment advisory fee payable.................................................        533,254
State Street Bank and Trust Company--program fee payable........................        239,154
Trustee, management and administration fees payable.............................         69,942
American Bar Retirement Association--program fee payable........................         40,065
Futures margin payable..........................................................         27,775
Other accruals..................................................................         39,064
                                                                                 --------------

   Total liabilities............................................................      7,766,134
                                                                                 --------------

Net assets (equivalent to $45.53 per unit based on 22,363,376 units outstanding) $1,018,265,720
                                                                                 ==============







  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Statement of Operations


                                                              For the
                                                             year ended
                                                            December 31,
                                                                2001
                                                            -------------
     Investment Income
        Dividends (net of foreign tax expense of $53,544).. $   8,476,217
        Interest...........................................       855,303
                                                            -------------
            Total investment income........................     9,331,520
                                                            -------------

     Expenses
        Investment advisory fee............................     2,408,831
        State Street Bank and Trust Company--program fee...     3,186,869
        Trustee, management and administration fees........       880,452
        American Bar Retirement Association--program fee...       510,561
        Reports to unitholders.............................       204,142
        Legal and audit fees...............................       123,435
        Registration fees..................................       147,172
                                                            -------------

            Total expenses.................................     7,461,462
                                                            -------------

     Net investment income.................................     1,870,058
                                                            -------------
     Net Realized and Unrealized Gain (Loss) on Investments
        Net realized gain (loss):
            Investments....................................   (68,912,880)
            Foreign currency...............................           (84)
            Future contracts...............................      (545,124)
                                                            -------------
                                                              (69,458,088)
                                                            -------------
        Change in net unrealized appreciation:
            Investments....................................  (195,420,239)
            Future contracts...............................       156,763
                                                            -------------
                                                             (195,263,476)
                                                            -------------

     Net realized and unrealized loss on investments.......  (264,721,564)
                                                            -------------

     Net decrease in net assets resulting from operations.. $(262,851,506)
                                                            =============




  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                      Statement of Changes in Net Assets

                                                                       For the year ended
                                                                          December 31,
                                                                 ------------------------------
                                                                      2000            2001
-                                                                --------------  --------------
From operations
   Net investment income........................................ $    1,800,460  $    1,870,058
   Net realized (loss) gain on investments......................    189,873,611     (69,458,088)
   Net change in unrealized appreciation on investments.........   (442,353,446)   (195,263,476)
                                                                 --------------  --------------
       Net increase (decrease) in net assets resulting from
         operations.............................................   (250,679,375)   (262,851,506)
                                                                 --------------  --------------
From unitholder transactions
   Proceeds from units issued...................................     69,284,650      30,203,462
   Cost of units redeemed.......................................   (144,865,077)   (133,435,778)
                                                                 --------------  --------------
       Net decrease in net assets resulting from unitholder
         transactions...........................................    (75,580,427)   (103,232,316)
                                                                 --------------  --------------
       Net increase (decrease) in net assets....................   (326,259,802)   (366,083,822)
Net Assets
   Beginning of year............................................  1,710,609,344   1,384,349,542
                                                                 --------------  --------------
   End of year.................................................. $1,384,349,542  $1,018,265,720
                                                                 ==============  ==============
Number of units
   Outstanding--beginning of year...............................     25,758,745      24,594,014
       Sold.....................................................      1,041,204         498,540
       Redeemed.................................................     (2,205,935)     (2,729,178)
                                                                 --------------  --------------
   Outstanding--end of year.....................................     24,594,014      22,363,376
                                                                 ==============  ==============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                     For the year ended December 31,
                                       ---------------------------------------------------------

                                         1997       1998        1999        2000         2001
                                       --------  ----------  ----------  ----------   ----------
Investment income*.................... $    .41  $      .43  $      .47  $      .46   $      .40
Net expenses*.........................     (.26)       (.30)       (.33)       (.39)        (.32)
                                       --------  ----------  ----------  ----------   ----------
Net investment income.................      .15         .13         .14         .07          .08
Net realized and unrealized gain on
  investments.........................     8.00       13.63       16.53      (10.19)      (10.84)
                                       --------  ----------  ----------  ----------   ----------
Net increase (decrease) in unit value.     8.15       13.76       16.67      (10.12)      (10.76)
Net asset value at beginning of period    27.83       35.98       49.74       66.41        56.29
                                       --------  ----------  ----------  ----------   ----------
Net asset value at end of period...... $  35.98  $    49.74  $    66.41  $    56.29   $    45.53
                                       ========  ==========  ==========  ==========   ==========
Ratio of net expenses to average net
  assets..............................      .80%        .71%        .59%        .58%         .66%
Ratio of net investment income to
  average net assets..................      .48%        .32%        .26%        .11%         .17%
Portfolio turnover....................       88%         46%         46%         49%          43%
Total return..........................    29.31%      38.24%      33.51%     (15.24)%     (19.12)%
Net assets at end of period (in
  thousands).......................... $967,854  $1,297,827  $1,710,609  $1,384,350   $1,018,266

--------
 * Calculations prepared using the average number of units outstanding during the period.

Note: The units of the Growth Equity Fund were split 10 for 1 effective
      February 2, 2001. The per-unit data for all periods shown have been restated to reflect the split.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                               Shares      Value
                                               ------- --------------
           COMMON STOCK--99.4%
           BASIC INDUSTRIES--1.1%
           Chemicals--0.7%
           Air Products & Chemicals Inc.......  34,700 $    1,627,777
           Dow Chemical Co....................  35,500      1,199,190
           Waters Corp.*......................  94,900      3,677,375
                                                       --------------
                                                            6,504,342
                                                       --------------
           Construction Materials--0.0%
           Vulcan Materials Co................     100          4,794
                                                       --------------
           Gold--0.0%
           Freeport-McMoran Copper & Gold Inc.   8,100        108,459
                                                       --------------
           Mining--0.0%
           Arch Coal Inc......................   1,700         38,590
           Consol Energy Inc..................   1,600         39,744
           Peabody Energy Corporation.........     500         14,095
           The Shaw Group Inc.................   3,100         72,850
                                                       --------------
                                                              165,279
                                                       --------------
           Paper--0.1%
           Kimberly-Clark Corp................  19,700      1,178,060
           Willamette Industries Inc..........   1,000         52,120
                                                       --------------
                                                            1,230,180
                                                       --------------
           Plastics--0.3%
           Illinois Tool Works Inc............  48,500      3,284,420
                                                       --------------
                                                           11,297,474
                                                       --------------
           CAPITAL GOODS--9.8%
           Air Travel--0.0%
           Skywest Inc........................   2,500         63,625
                                                       --------------
           Building Construction--0.0%
           American Standard Cos., Inc........   3,000        204,690
                                                       --------------
           Business Services--0.6%
           Apollo Group Incorporated..........   1,300         42,367
           Certegy Incorporated...............   5,000        171,100
           Checkfree Corporation*............. 106,700      1,920,600
           Choicepoint Inc.*..................   3,250        164,743

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                               Shares       Value
                                              --------- --------------
        COMMON STOCKS (Continued)
        CAPITAL GOODS (Continued)
        Business Services (Continued)
        Fluor Corporation*...................    90,600 $    3,388,440
        Imagistics International Incorporated       208          2,569
                                                        --------------
                                                             5,689,819
                                                        --------------
        Conglomerates--0.1%
        Minnesota Mining & Manufacturing Co..     8,200        969,322
                                                        --------------
        Construction & Mining Equipment--0.2%
        Dover Corp...........................    59,700      2,213,079
        Jacobs Engineering Group Inc.........       600         39,600
        Quanta Services Incorporated*........     1,000         15,430
                                                        --------------
                                                             2,268,109
                                                        --------------
        Electrical Equipment--7.6%
        Atmel Corp.*.........................    10,800         79,596
        Capstone Turbine Corporation*........     3,800         20,558
        Dentsply International Inc...........     1,200         60,240
        Emerson Electric Co..................    53,100      3,032,010
        General Electric Co.................. 1,306,600     52,368,528
        Jabil Circuit Inc.*..................     8,800        199,936
        Millipore Corp.......................     3,500        212,450
        Plug Power Incorporated*.............       400          3,496
        Power One Incorporated*..............     5,000         52,050
        Sanmina Corp.*.......................    24,496        487,470
        Tyco International Ltd...............   360,400     21,227,560
                                                        --------------
                                                            77,743,894
                                                        --------------
        Industrial Machinery--0.8%
        AES Corp.*...........................   292,600      4,784,010
        Eaton Corp...........................     1,300         96,733
        Ingersoll Rand Co....................    26,000      1,087,060
        Navistar International Corp..........    48,400      1,911,800
                                                        --------------
                                                             7,879,603
                                                        --------------
        Pollution Control--0.0%
        Allied Waste Industries Inc.*........     4,400         61,864
                                                        --------------
        Railroads & Equipment--0.0%
        CH Robinson Worldwide................     3,800        109,877
                                                        --------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                  Shares     Value
                                                  ------- -----------
          COMMON STOCKS (Continued)
          CAPITAL GOODS (Continued)
          Trucking & Freight Forwarding--0.5%
          United Parcel Svc Inc..................  86,000 $ 4,687,000
                                                          -----------
                                                           99,677,803
                                                          -----------
          CONSUMER BASICS--29.0%
          Drugs & Health Care--22.4%
          Abbott Laboratories....................  89,400   4,984,050
          Abgenix Incorporated*..................   4,300     144,652
          Advancepcs.............................   5,400     158,490
          Affymetrix Inc.*.......................   3,000     113,250
          Alkermes Inc.*.........................   3,400      89,624
          Allergan Inc...........................   8,500     637,925
          American Home Products Corp............ 231,300  14,192,568
          AmerisourceBergen Corporation..........   3,936     250,133
          Amgen Inc.*............................ 247,000  13,940,680
          Andrx Corporation*.....................   4,100     288,681
          Apogent Technologies Incorporated*.....   2,700      69,660
          Applera Corporation Applied Biosystems* 151,200   5,937,624
          Astrazeneca Plc........................ 235,815  10,988,979
          Aviron*................................   2,200     109,406
          Barr Laboratories Inc..................   1,500     119,040
          Baxter International Inc...............  34,000   1,823,420
          Beckman Coulter Inc....................   2,300     101,890
          Becton Dickinson & Co..................  61,200   2,028,780
          Biogen Inc.*...........................   9,200     527,620
          Biomet Inc.............................  18,225     563,153
          Bristol-Myers Squibb Co................ 141,700   7,226,700
          Cardinal Health Inc....................  28,330   1,831,818
          Caremark Rx Inc........................  16,500     269,115
          Celgene Corp.*.........................   4,300     137,256
          Cephalon Inc.*.........................   2,900     219,197
          Chiron Corp.*..........................   5,500     241,120
          Community Health Systems Incorporated..   1,600      40,800
          Corporate Therapeutics Inc.*...........   2,800      67,004
          Curagen Corporation....................   1,800      40,266
          Cytyc Corp.*...........................   8,300     216,630
          Davita Incorporated....................   2,600      63,570
          Eli Lilly & Co......................... 115,400   9,063,516
          Enzon Inc..............................   2,900     163,212
          Express Scripts Inc....................   5,600     261,856

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                  Shares      Value
                                                 --------- ------------
         COMMON STOCKS (Continued)
         CONSUMER BASICS (Continued)
         Drugs & Health Care (Continued)
         First Health Group Corp.*..............     6,700  $   165,758
         Forest Laboratories Inc.*..............    81,900    6,711,705
         Genetech Incorporated*.................    67,800    3,678,150
         Genzyme Corp.*.........................    12,000      718,320
         Gilead Sciences Inc....................     5,800      381,176
         Glaxo Wellcome PLC ADR.................    83,500    4,159,970
         Guidant Corp.*.........................   142,000    7,071,600
         HCA Healthcare Company.................     4,900      188,846
         Health Management Associates Inc.*.....     5,675      104,420
         Human Genome Sciences Inc.*............    62,700    2,114,244
         ICN Pharmaceuticals Inc................     3,600      120,600
         ICOS Corp.*............................     3,300      189,552
         IDEC Pharmaceuticals Corp.*............     6,800      468,724
         Imclone Systems Inc.*..................     3,064      142,353
         Immunex Corp.*.........................    19,800      548,658
         Inhale Therapeutic Systems.............     3,700       68,635
         Invitrogen Corp........................     3,300      204,369
         Ivax Corp.*............................     9,425      189,820
         Johnson & Johnson......................   313,088   18,503,501
         King Pharmaceuticals Inc.*.............    10,733      452,181
         Laboratory Corporation America Holdings     2,700      218,295
         Lincare Holdings Inc.*.................     7,000      200,550
         McKesson Corporation...................     1,765       66,011
         Medarex Inc.*..........................     3,800       68,248
         Medicis Pharmaceutical Corp............       900       58,131
         Medimmune Inc.*........................    57,200    2,651,220
         Medtronic Inc..........................   125,864    6,445,495
         Merck & Co., Inc.......................   210,700   12,389,160
         Millennium Pharmaceuticals*............   126,200    3,093,162
         Mylan Laboratories Inc.................     2,600       97,500
         Myriad Genetics Inc....................     1,900      100,016
         Orthodontic Centres of America Inc.*...     1,500       45,750
         OSI Pharmaceuticals Inc................     1,800       82,332
         Oxford Health Plans Inc.*..............     5,400      162,756
         Pacificare Health Systems*.............    42,000      672,000
         Patterson Dental Co....................     3,000      122,790
         Pfizer Inc............................. 1,281,275   51,058,809
         Pharmaceutical Product Development Inc.     3,200      103,392
         Pharmacia Corporation..................   317,500   13,541,375

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                              Shares     Value
                                              ------- ------------
             COMMON STOCKS (Continued)
             CONSUMER BASICS (Continued)
             Drugs & Health Care (Continued)
             Protein Design Inc.*............   6,100 $    200,080
             Quest Diagnostics Inc.*.........   4,800      344,208
             Quintiles Transnational Corp.*.. 114,600    1,839,330
             Resmed Inc......................   1,600       86,272
             Schering-Plough Corp............ 221,700    7,939,077
             Sepracor Inc.*..................   4,900      279,594
             Sicor Incorporated..............   4,200       65,856
             St. Jude Medical Inc.*..........   5,002      388,405
             Stryker Corp....................   8,100      472,797
             Tenet Healthcare Corp...........   1,700       99,824
             Triad Hosps Incorporated*.......   1,400       41,090
             Unitedhealth Group Incorporated*  15,400    1,089,858
             Universal Health Services Inc...   1,600       68,448
             Varian Med Systems Incorporated.   1,700      121,142
             Vertex Pharmaceuticals Inc.*....   4,200      103,278
             Watson Pharmaceuticals Inc.*....   6,300      197,757
             Wellpoint Health Networks Inc.*.     700       81,795
             Zimmer Holdings Incorporated....   9,030      275,775
                                                      ------------
                                                       227,965,845
                                                      ------------
             Food & Beverages--4.3%
             Campbell Soup Co................ 166,200    4,964,394
             Coca Cola Co.................... 199,700    9,415,855
             Coca Cola Enterprises Inc.......   5,600      106,064
             General Mills Inc...............  45,400    2,361,254
             H.J. Heinz Co...................  74,800    3,075,776
             Hershey Foods Corp..............     700       47,390
             Kellogg Co...................... 169,900    5,113,990
             Outback Steakhouse Inc.*........     600       20,550
             PepsiCo Inc..................... 313,600   15,269,184
             Sara Lee Corp...................  20,712      460,428
             Sysco Corp...................... 117,600    3,083,472
             William Wrigley Jr. Co..........   3,200      164,384
                                                      ------------
                                                        44,082,741
                                                      ------------
             Household Products--1.1%
             Black & Decker Corp.............   2,200       83,006
             Colgate Palmolive Co............ 139,800    8,073,450
             Corning Inc..................... 135,200    1,205,984

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001



                                              Shares     Value
                                              ------- ------------
              COMMON STOCKS (Continued)
              CONSUMER BASICS (Continued)
              Household Products (Continued)
              Gillette Co....................  33,800 $  1,128,920
              Procter & Gamble Co............  15,700    1,242,341
                                                      ------------
                                                        11,733,701
                                                      ------------
              Retail Grocery--0.7%
              Kraft Foods Incorporated....... 120,900    4,114,227
              Kroger Co.*....................  50,800    1,060,196
              Safeway Inc....................  30,300    1,265,025
              Whole Foods Market Inc.........   3,900      169,884
                                                      ------------
                                                         6,609,332
                                                      ------------
              Tobacco--0.5%
              Philip Morris Cos., Inc........ 110,700    5,075,595
              UST Inc........................   4,100      143,500
                                                      ------------
                                                         5,219,095
                                                      ------------
                                                       295,610,714
                                                      ------------
              CONSUMER DURABLE GOODS--3.7%
              Apparel & Textiles--0.0%
              Coach Incorporated.............   2,900      113,042
              Timberland Co..................   1,000       37,080
                                                      ------------
                                                           150,122
                                                      ------------
              Automobiles--0.3%
              General Motors--H Class*....... 144,600    2,234,070
              Harley Davidson Inc............  19,500    1,059,045
                                                      ------------
                                                         3,293,115
                                                      ------------
              Auto Parts--0.1%
              Danaher Corp...................   5,700      343,767
              Gentex Corp.*..................   5,700      152,361
              SPX Corp.*.....................     400       54,760
                                                      ------------
                                                           550,888
                                                      ------------
              Communication Services--3.0%
              AOL Time Warner Incorporated... 615,462   19,756,330
              Cablevision Systems Corporation  83,300    2,057,510

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                    Shares      Value
                                                    ------- -------------
      COMMON STOCKS (Continued)
      CONSUMER DURABLE GOODS (Continued)
      Communication Services (Continued)
      Gannett Co., Inc.............................  17,400   $ 1,169,802
      Gemstar TV Guide International Incorporated..   4,800       132,960
      JDS Uniphase Corporation*....................  30,620       265,782
      Knight-Ridder Inc............................   2,000       129,860
      Liberty Media Corporation New................ 335,300     4,694,200
      Macrovision Corp*............................   2,600        91,572
      Mediacom Communications Corporation*.........   1,700        31,042
      Panamsat Corp.*..............................   1,500        32,820
      Qwest Communications International Inc.*..... 103,720     1,465,564
      Vivendi Universal SA ADR.....................   9,700       521,763
                                                            -------------
                                                               30,349,205
                                                            -------------
      Electrical Equipment--0.1%
      Sony Corp....................................  25,100     1,132,010
                                                            -------------
      Household Appliances & Home Furnishings--0.2%
      Konnklijke Philips Electronics NV * ADR......  52,300     1,522,453
      Maytag Corp..................................   2,700        83,781
                                                            -------------
                                                                1,606,234
                                                            -------------
      Retail Trade--0.0%
      Big Lots Incorporated........................   1,850        19,240
      CDW Computer Centers Inc.*...................   2,700       145,017
      Radioshack Corporation.......................  10,900       328,090
                                                            -------------
                                                                  492,347
                                                            -------------
                                                               37,573,921
                                                            -------------
      CONSUMER NON-DURABLES--8.9%
      Apparel & Textiles--0.8%
      Abercrombie & Fitch Co.*.....................   5,400       143,262
      American Eagle Outfitters Incorporated.......   3,100        81,127
      Cintas Corp..................................   7,950       381,600
      Gap Inc......................................  37,637       524,660
      Intimate Brands Inc..........................   4,200        62,412
      Jones Apparel Group Inc.*....................   6,100       202,337
      Nike Inc.....................................  65,200     3,666,848
      Talbot's Inc.................................   1,100        39,875
      V.F. Corporation.............................  75,900     2,960,859
                                                            -------------
                                                                8,062,980
                                                            -------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                               Shares     Value
                                               ------- -----------
             COMMON STOCKS (Continued)
             CONSUMER NON-DURABLES (Continued)
             Cosmetics & Toiletries--0.1%
             Avon Products Inc................  23,500 $ 1,092,750
             Estee Lauder Cos., Inc...........   4,800     153,888
                                                       -----------
                                                         1,246,638
                                                       -----------
             Food & Beverages--0.0%
             Pepsi Bottling Group Incorporated  10,000     235,000
                                                       -----------
             Household Products--0.2%
             Clorox Co........................  46,700   1,846,985
                                                       -----------
             Liquor--1.2%
             Anheuser Busch Cos., Inc......... 281,000  12,704,010
                                                       -----------
             Retail Trade--6.3%
             Amazon. Com Inc.*................ 133,300   1,442,306
             Autozone Inc.*...................   2,800     201,040
             Barnes & Noble Inc.*.............     400      11,840
             Bed Bath & Beyond Inc.*..........  19,400     657,660
             Best Buy Co., Inc.*..............  10,300     767,144
             BJ's Wholesale Club Inc.*........   4,100     180,810
             Costco Wholesale Corporation*....   3,100     137,578
             CVS Corp.........................  22,600     668,960
             Dollar General Corp..............  81,162   1,209,314
             Dollar Tree Stores Inc.*.........   7,175     221,779
             Foot Locker Incorporated.........   1,900      29,735
             Family Dollar Stores Inc.........   9,400     281,812
             Home Depot Inc................... 298,300  15,216,283
             Kohls Corp.*.....................  18,100   1,274,964
             Lowes Cos., Inc.................. 205,500   9,537,255
             Rite Aid Corp....................  12,100      61,226
             Staples Inc.*....................  21,950     410,465
             Target Corporation...............  31,100   1,276,655
             Tiffany & Co.....................   8,500     267,495
             TJX Cos., Inc....................  17,300     689,578
             Wal-Mart Stores Inc.............. 390,400  22,467,520
             Walgreen Co...................... 194,300   6,540,137
             Williams Sonoma Inc.*............   2,100      90,090
                                                       -----------
                                                        63,641,646
                                                       -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000


                                                 Shares     Value
                                                 ------- -----------
           COMMON STOCKS (Continued)
           CONSUMER NON-DURABLES (Continued)
           Toys & Amusments--0.3%
           Hasbro Inc........................... 160,050 $ 2,597,612
                                                         -----------
                                                          90,334,871
                                                         -----------
           CONSUMER SERVICES--0.6%
           Air Travel--0.0%
           Sealed Air Corp.*....................   4,572     186,629
           US Airways Group Inc.*...............   1,000       6,340
                                                         -----------
                                                             192,969
                                                         -----------
           Business Services--0.0%
           Devry Inc.*..........................   2,900      82,505
                                                         -----------
           Hotels & Restaurants--0.2%
           Darden Restaurants Inc...............   1,100      38,940
           Harrahs Entertainment Inc............   1,100      40,711
           Krispy Kreme Doughnuts Incorporated..   3,200     141,440
           Marriott International Inc...........   2,000      81,300
           McDonald's Corp......................  61,400   1,625,258
           MGM Grand Inc........................     400      11,548
           Starbucks Corp.*.....................  25,900     493,395
                                                         -----------
                                                           2,432,592
                                                         -----------
           Leisure Time--0.4%
           Blockbuster Incorporated.............     400      10,080
           Carnival Cruise Lines Inc............  83,800   2,353,104
           Fox Entertainment Group Inc.*........   1,900      50,407
           International Game Technology*.......   5,313     362,878
           International Speedway Corp..........     600      23,460
           Walt Disney Company*.................  70,200   1,454,544
                                                         -----------
                                                           4,254,473
                                                         -----------
           Publishing--0.0%
           Harte-Hanks Communications Inc.......     600      16,902
                                                         -----------
                                                           6,979,441
                                                         -----------
           ENERGY--3.2%
           Construction & Mining Equipment--0.1%
           Grant Pride Incorporated*............     855       9,833
           Hanover Compressor Co.*..............   3,600      90,936

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                   Shares      Value
                                                   ------- -------------
       COMMON STOCKS (Continued)
       ENERGY (Continued)
       Construction & Mining Equipment (Continued)
       National Oilwell Inc.......................   3,600   $    74,196
       Patterson UTI Energy Incorporated..........   5,700       132,867
       Pride International Incorporated...........   7,200       108,720
       Rowan Cos., Inc.*..........................   6,900       133,653
       Tidewater Inc..............................   2,800        94,920
                                                           -------------
                                                                 645,125
                                                           -------------
       Domestic Oil--1.1%
       Apache Corp................................   3,190       159,117
       Burlington Resources Inc...................   6,200       232,748
       EOG Resources Incorporated.................   5,900       230,749
       Exxon Mobil Corp........................... 132,788     5,218,568
       Kerr McGee Corp............................   1,300        71,240
       Mitchell Energy & Development Corp.........   1,400        74,620
       Murphy Oil Corp............................   1,700       142,868
       Newfield Exploration Co.*..................   1,300        46,163
       Ocean Energy Incorporated (Texas)..........   8,300       159,360
       Royal Dutch Petroleum Co. ADR..............  50,000     2,451,000
       Unocal Corp................................  63,600     2,294,052
       XTO Energy Incorporated....................   5,600        98,000
                                                           -------------
                                                              11,178,485
                                                           -------------
       Electric Utilities--0.0%
       Calpine Corp.*.............................  19,100       320,689
                                                           -------------
       Gas Exploration--0.2%
       Anadarko Petroleum Corp....................  15,700       892,545
       BJ Services Co.*...........................  33,800     1,096,810
                                                           -------------
                                                               1,989,355
                                                           -------------
       Gas & Pipeline Utilities--0.0%
       Cooper Cameron Corp.*......................   4,200       169,512
                                                           -------------
       International Oil--0.4%
       Shell Transport + Trading Plc ADR.......... 100,500     4,165,725
                                                           -------------
       Petroleum Services--1.4%
       Baker Hughes Inc........................... 148,400     5,412,148
       Diamond Offshore Drilling Inc..............   1,500        45,600
       Ensco International Inc....................   8,700       216,195
       Halliburton Co.............................  26,200       343,220

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2000

                                                Shares      Value
                                                ------- -------------
          COMMON STOCKS (Continued)
          ENERGY (Continued)
          Petroleum Services (Continued)
          Nabors Industries Inc.*..............   7,100   $   243,743
          Noble Drilling Corp.*................   7,600       258,704
          Schlumberger Ltd. ADR................  58,550     3,217,323
          Smith International Inc.*............   3,900       209,118
          Transocean Sedco Forex Inc.*.........  71,000     2,401,220
          Weatherford International Inc*.......  42,455     1,581,873
                                                        -------------
                                                           13,929,144
                                                        -------------
                                                           32,398,035
                                                        -------------
          FINANCE--10.9%
          Banks--1.5%
          Bank of America Corp.................  46,959     2,956,069
          Bank of New York Co., Inc............  18,000       734,400
          Bank One Corp........................ 181,400     7,083,670
          BB&T Corp............................   5,000       180,550
          Fifth Third Bancorp..................  25,600     1,570,048
          Investors Financial Services Corp....   3,400       225,114
          MBNA Corp............................  44,800     1,576,960
          Northern Trust Corp..................   8,300       499,826
          Providian Financial Corp.*...........  17,700        62,835
          Synovus Financial Corp...............  10,600       265,530
                                                        -------------
                                                           15,155,002
                                                        -------------
          Financial Services--4.8%
          Allied Capital Corporation New.......   2,600        67,600
          American Express Corp................   6,500       231,985
          Americredit Corp.*...................  22,800       719,340
          Ameritrade Holding Corp.*............   4,400        26,048
          Capital One Financial Corp...........  13,200       712,140
          Charles Schwab Corp..................  68,140     1,054,126
          Citigroup Inc........................ 154,786     7,813,597
          Concord EFS Inc.*....................  32,900     1,078,462
          E Trade Group Inc.*..................   5,300        54,325
          Eaton Vance Corp.....................   2,600        92,430
          Federal Home Loan Mortgage Corp......  33,100     2,164,740
          Federated Investors Inc..............   4,650       148,242
          Federal National Mortgage Association 101,800     8,093,100
          Goldman Sachs Group Incorporated.....  14,400     1,335,600

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31,2001



                                                Shares        Value
                                                ------- ------------------
      COMMON STOCKS (Continued)
      FINANCE (Continued)
      Financial Services (Continued)
      Hartford Financial Services Group........  25,400       $  1,595,882
      Household International Inc..............  35,900          2,080,046
      Instinet Group Incorporated..............   2,200             22,110
      Investment Technology Group..............   2,400             93,768
      J P Morgan Chase & Company...............  86,900          3,158,815
      Knight Trading Group Incorporated*.......   5,100             56,202
      Labranche & Company Incorporated.........   1,900             65,474
      Metris Cos Inc...........................   1,400             35,994
      Moodys Corporation.......................   7,900            314,894
      Morgan Stanley Dean Witter Discover & Co.   3,700            206,978
      Neuberger Berman Inc.....................   3,000            131,700
      SEI Investments Corp.....................   5,100            230,061
      Stilwell Financial Incorporated..........     800             21,776
      USA Education Incorporated............... 155,680         13,080,234
      Waddell & Reed Financial Inc.............   3,650            117,530
      Wells Fargo & Company....................  86,500          3,758,425
                                                        ------------------
                                                                48,561,624
                                                        ------------------
      Insurance--3.8%
      Ace Ltd..................................   5,700            228,855
      Aflac Inc................................  15,000            368,400
      Allstate Corp............................  60,900          2,052,330
      American International Group Inc......... 259,500         20,604,300
      Aurther J. Gallagher & Co................   4,200            144,858
      Berkshire Hathaway Inc.*.................      42          3,175,200
      Cincinnati Financial Corp................  54,087          2,063,419
      Equifax Inc..............................   8,000            193,200
      Marsh & McLennan Cos., Inc...............  28,400          3,051,580
      PMI Group Inc............................  29,200          1,956,692
      Principal Financial Group................  17,100            410,400
      XL Capital Limited.......................  51,100          4,668,496
                                                        ------------------
                                                                38,917,730
                                                        ------------------
      Real Estate--0.0%
      Plum Creek Timber Company Incorporated...   1,644             46,607
                                                        ------------------
      Savings And Loan--0.8%
      Washington Mutual Inc.................... 237,174          7,755,590
                                                        ------------------
                                                               110,436,553
                                                        ------------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31,2001


                                                Shares     Value
                                                ------- -----------
             COMMON STOCKS (Continued)
             GENERAL BUSINESS--6.9%
             Broadcasting--1.9%
             Cablevision Systems Corp.*........  91,100 $ 4,322,695
             Clear Channel Communications*.....  12,703     646,710
             Comcast Corp.*....................  65,500   2,358,000
             Cox Radio Inc.*...................   1,700      43,316
             Hispanic Broadcasting Corp.*......   3,200      81,600
             Macromedia Inc.*..................  56,400   1,003,920
             Primedia Inc*.....................  10,000      43,500
             Univision Communications Inc.*....   9,600     388,416
             USA Networks Inc*................. 143,500   3,918,985
             Viacom Inc. Class A*..............  80,000   3,540,000
             Viacom Inc. Class B*..............  56,097   2,476,683
                                                        -----------
                                                         18,823,825
                                                        -----------
             Business Services--3.3%
             Acxiom Corp.*.....................   2,500      43,675
             Affiliated Computer Services Inc.*   2,800     297,164
             Apollo Group Inc.*................   6,000     270,060
             Automatic Data Processing Inc.....  39,100   2,302,990
             BEA Systems Inc.*.................  19,400     298,760
             Bisys Group Inc.*.................   4,100     262,359
             Catalina Marketing Corp.*.........   2,300      79,810
             Cnet Networks Incorporated*.......   2,300      20,631
             Convergys Corp.*..................  10,000     374,900
             CSG Systems International Inc.*...   3,500     141,575
             Doubleclick Inc*.................. 114,900   1,302,966
             Earthlink Incorporated*...........   2,338      28,453
             Ebay Incorporated*................   8,800     588,720
             Ecolab Inc........................  32,200   1,296,050
             First Data Corp...................  24,600   1,929,870
             Fiserv Inc.*......................  12,650     535,348
             H&R Block Inc.....................   4,300     192,210
             IMS Health Inc....................  42,300     825,273
             Interpublic Group of Cos., Inc....  20,600     608,524
             KPMG Consulting Incorporated......   6,200     102,734
             Nokia Corp........................ 443,608  10,881,704
             Omnicom Group Inc.................  11,800   1,054,330
             Paychex Inc.......................  20,087     700,032
             QLogic Corp.*.....................   6,200     275,962
             Real Networks Inc*................   3,500      20,790
             Robert Half International Inc.*...  60,800   1,623,360
             Sabre Group Holdings Inc..........  39,900   1,689,765

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31,2001


                                                  Shares     Value
                                                  ------- -----------
           COMMON STOCKS (Continued)
           GENERAL BUSINESS (Continued)
           Business Services (Continued)
           Sungard Data Systems Inc.*............  16,600 $   480,238
           Time Warner Telecom Incorporated*.....   4,400      77,836
           Verisign Inc.*........................ 117,612   4,473,960
           Viad Corp.............................   1,800      42,624
           Vignette Corporation*.................   4,400      23,628
           Yahoo Inc.*...........................  20,244     359,129
                                                          -----------
                                                           33,205,430
                                                          -----------
           Communication Services--1.6%
           AT&T Wireless Services Incorporated... 133,800   1,922,706
           AT&T Corp.*...........................  78,931   1,431,808
           Broadcom Corp *.......................  39,300   1,606,191
           Citizens Communications Company.......   6,900      73,554
           Cox Communications Inc................  59,900   2,510,409
           Crown Castle International Corporation   3,700      39,516
           L 3 Communications Holding Corp*......   1,700     153,000
           Nextel Communications Inc.*........... 150,200   1,646,192
           Telephone & Data Systems Inc..........   1,900     170,525
           Vodafone Group PLC ADR................ 156,000   4,006,080
           Worldcom Incorporated*................ 216,000   3,041,280
           Worldcom Incorporated Georgia New.....   5,781      73,419
                                                          -----------
                                                           16,674,680
                                                          -----------
           Newspapers--0.0%
           Dow Jones & Co., Inc..................     900      49,257
                                                          -----------
           Office Furnishings & Supplies--0.0%
           Avery Dennison Corp...................   3,200     180,896
           Herman Miller Inc.....................   4,200      99,372
                                                          -----------
                                                              280,268
                                                          -----------
           Publishing--0.1%
           McGraw-Hill Inc.......................   4,400     268,312
           Reader's Digest Association Inc.......   1,600      36,928
                                                          -----------
                                                              305,240
                                                          -----------
                                                           69,338,700
                                                          -----------
           MISCELLANEOUS--0.0%
           Construction Materials--0.0%
           Fastenal Co...........................   1,500      99,645
                                                          -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                    Shares       Value
                                                   --------- -------------
      COMMON STOCKS (Continued)
      MISCELLANEOUS (Continued)
      Mining--0.0%
      Newmont Mining Corp.........................     8,300   $   158,613
                                                             -------------
      Non-Ferrous Metals--0.0%
      Alcoa Inc...................................     4,300       152,865
                                                             -------------
                                                                   411,123
                                                             -------------
      TECHNOLOGY--23.1%
      Aerospace--1.1%
      Boeing Co...................................    24,700       957,866
      General Dynamics Corp.......................    29,000     2,309,560
      United Technologies Corp....................   118,300     7,645,729
                                                             -------------
                                                                10,913,155
                                                             -------------
      Communication Services--1.1%
      Applied Micro Circuits Corp.*...............   112,700     1,275,764
      Brocade Communications Systems Incorporated*    42,000     1,391,040
      Comverse Technology Inc.*...................    11,700       261,729
      Echostar Communications Corp.*..............    13,500       370,845
      Extreme Networks Incorporated*..............     6,400        82,560
      Nortel Networks Corporation*................   270,300     2,027,250
      Polycom Inc.*...............................     5,600       190,792
      Qualcomm Inc.*..............................   104,600     5,282,300
      Redback Networks Incorporated*..............    10,300        40,685
                                                             -------------
                                                                10,922,965
                                                             -------------
      Computers & Business Equipment--6.9%
      3Com Corp.*.................................     8,300        52,954
      Advanced Fibre Communications*..............     3,300        58,311
      Agere Systems Incorporated..................    80,500       458,045
      Avaya Incorporated*.........................    16,541       200,973
      Axcelis Technologies Incorporated...........     4,600        59,294
      Cabot Microelectronics Corporation..........     1,500       118,875
      Cadence Design Systems Inc.*................    62,400     1,367,808
      Cirrus Logic Inc............................     4,300        56,846
      Cisco Systems Inc.*......................... 1,191,580    21,579,514
      Citrix Systems Inc.*........................    11,400       258,324
      Compaq Computer Corp........................   108,800     1,061,888
      Corvis Corporation*.........................     8,800        28,424
      Cypress Semiconductor Corp.*................     3,600        71,748

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                   Shares      Value
                                                   ------- -------------
        COMMON STOCKS (Continued)
        TECHNOLOGY (Continued)
        Computers & Business Equipment (Continued)
        Dell Computer Corp.*...................... 215,500   $ 5,857,290
        Electronic Arts*..........................   7,900       473,605
        EMC Corp.*................................ 138,300     1,858,752
        Emulux Corp.*.............................   5,100       201,501
        Enterasys Networks Incorporated...........   2,400        21,240
        Fairchild Semiconductor International*....   5,300       149,460
        Finistar Corporation*.....................   6,200        63,054
        Foundry Networks Incorporated*............   5,500        44,825
        Gateway Inc.*.............................     400         3,216
        Hewlett Packard Co........................  73,700     1,513,798
        I2 Technologies Inc.*.....................  19,600       154,840
        IBM Corp.................................. 155,300    18,785,088
        Ingram Micro Inc.*........................   1,800        31,176
        Integrated Device Technology*.............   5,700       151,563
        International Rectifier Corp.*............   4,000       139,520
        Internet Security Systems Incorporated*...   3,000        96,180
        Juniper Networks Incorporated*............  15,900       301,305
        Lattice Semiconductor Corp.*..............   6,800       139,876
        McDATA Corporation........................   2,249        55,101
        Micrel Inc.*..............................   4,700       123,281
        National Semiconductor Corp.*.............   3,800       117,002
        ONI Systems Corporation...................   5,300        33,231
        Palm Incorporated*........................  29,188       113,249
        Pitney Bowes Inc..........................   2,600        97,786
        Pixar Inc.*...............................     900        32,364
        Rational Software Corp.*..................  12,000       234,000
        Riverstone Networks Incorporated..........   5,431        90,155
        Sandisk Corp.*............................   2,300        33,120
        Semtech Corp.*............................   4,500       160,605
        Siebel Systems Inc.*...................... 118,300     3,310,034
        Sonus Networks Incorporated*..............   8,900        41,118
        Sun Microsystems Inc...................... 305,800     3,761,340
        Symantec Corp.*...........................   4,700       311,751
        Symbol Technologies Inc...................  13,325       211,601
        Tech Data Corp.*..........................   1,200        51,936
        Tekelec Inc.*.............................   2,400        43,464
        Transmeta Corporation*....................   6,200        14,198
        Unisys Corp.*.............................   1,100        13,794

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                    Shares     Value
                                                    ------- -----------
         COMMON STOCKS (Continued)
         TECHNOLOGY (Continued)
         Computers & Business Equipment (Continued)
         Veritas Software Co. *.................... 142,923 $ 6,407,238
                                                            -----------
                                                             70,615,661
                                                            -----------
         Electronics--8.4%
         ADC Telecommunications Inc.*..............  20,100      92,460
         Advanced Micro Devices Inc.*..............  14,400     228,384
         Agilent Technologies Incorporated*........ 108,991   3,107,333
         Altera Corp.*.............................  68,800   1,459,936
         Amkor Technology Inc.*....................   4,700      75,341
         Amphenol Corp.*...........................   2,200     105,710
         Analog Devices Inc.*......................  21,500     954,385
         Applied Materials Inc.*................... 242,700   9,732,270
         ASM Lithography Holdings NV* ADR.......... 117,600   2,005,080
         Boston Scientific Corp.*..................   3,400      82,008
         Cendant Corp.*............................  31,600     619,676
         Ciena Corp.*..............................  20,300     290,493
         Conexant Systems Incorporated*............   8,600     123,496
         Credence Systems Corp.*...................  30,000     557,100
         Cree Research Inc.*.......................   5,400     159,084
         Electronic Data Systems Corp..............  61,600   4,222,680
         Honeywell International Inc...............   4,800     162,336
         Intel Corp................................ 935,396  29,418,204
         Intersil Holding Corporation*.............   7,000     225,750
         KLA Instruments Corp.*.................... 103,900   5,149,284
         Lam Research Corp.*.......................  46,000   1,068,120
         Lexmark International Group Inc.*.........   8,100     477,900
         Linear Technology Corp....................  46,000   1,795,840
         LSI Logic Corp.*..........................   6,700     105,726
         Maxim Integrated Products Inc.*...........  75,377   3,958,046
         Mettler Toledo International Inc..........   1,400      72,590
         Microchip Technology Inc.*................   8,325     322,511
         Micron Technology Inc.*...................  16,200     502,200
         Molex Inc.................................   2,850      88,208
         Motorola Inc..............................   7,630     114,603
         Network Appliance Inc.*...................  18,400     402,408
         Novellus Systems Inc.*....................  35,700   1,408,365
         Perkinelmer Inc...........................   5,400     189,108
         PMC Sierra Inc.*..........................  94,700   2,013,322

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                   Shares     Value
                                                   ------- -----------
          COMMON STOCKS (Continued)
          TECHNOLOGY (Continued)
          Electronics (Continued)
          RF Micro Devices Inc*...................   8,300 $   159,609
          Scientific Atlanta Inc..................   9,900     237,006
          Tellabs Inc.*...........................  25,700     384,472
          Teradyne Inc.*.......................... 148,300   4,469,762
          Texas Instruments Inc................... 179,460   5,024,880
          TMP Worldwide Inc.*.....................  44,700   1,917,630
          Vitesse Semiconductor Corp.*............  11,900     147,917
          Xilinx Inc.*............................  45,700   1,784,585
                                                           -----------
                                                            85,415,818
                                                           -----------
          Software--5.6%
          Adobe Systems Inc.......................  14,900     462,645
          Advent Software Inc.....................   2,100     104,895
          Ariba Incorporated*.....................   9,500      58,520
          Autodesk Inc............................   1,200      44,724
          BMC Software Inc.*......................   8,600     140,782
          Broadvision Inc.*.......................   8,400      23,016
          Cerner Corp.............................   1,800      89,874
          Check Point Software Tech Limited* ADR..  44,600   1,779,094
          Compuware Corp.*........................  11,100     130,869
          DST Systems Inc.*.......................   3,400     169,490
          Expedia Incorporated....................     600      24,366
          Exult Incorporated......................   3,500      56,175
          Homestore Common Incorporated*..........   5,300      19,080
          Hotel Reservations Network Incorporated*     800      36,800
          Interwoven Incorporated.................   7,300      71,102
          Intuit Inc.*............................   7,200     308,016
          Jack Henry & Associates Inc.............   3,100      67,704
          Level 3 Communications Inc.*............  12,300      61,500
          Manugistics Group Inc...................   3,300      69,564
          Marchfirst Incorporated*................   4,352           4
          Mentor Graphics Corp....................   5,500     129,635
          Mercury Interactive Corp.*..............   4,700     159,706
          Micromuse Inc*..........................   4,700      70,500
          Microsoft Corp.*........................ 671,300  44,473,625
          National Instruments Corp.*.............   1,800      67,428
          Networks Associates Inc.*...............   6,050     156,393

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                    Shares     Value
                                                    ------- ------------
       COMMON STOCK (Continued)
       TECHNOLOGY (Continued)
       Software (Continued)
       Nvidia Corporation*.........................   6,200 $    414,780
       Openwave Systems Incorporated*..............   5,037       49,312
       Oracle Corp.*............................... 413,100    5,704,911
       Parametric Technology Corp.*................  16,500      128,865
       PeopleSoft Inc.*............................  16,500      663,300
       Peregrine Systems Inc*......................  10,100      149,783
       Priority Healthcare Corp....................   2,200       77,418
       Quest Software Incorporated*................   1,300       28,743
       Retek Incorporated..........................   3,500      104,545
       RSA Security Incorporated*..................   3,050       53,253
       Solectron Corp.*............................  31,500      355,320
       Storage Networks Incorporated...............   5,900       36,462
       Sybase Inc..................................   4,700       74,072
       Sycamore Networks Incorporated*.............   2,500       13,400
       Synopsys Inc.*..............................   4,100      242,187
       Tibco Software Incorporated*................   2,500       37,325
       Total System Services Inc...................   1,400       29,652
       Travelocity.com Incorporated................   1,200       34,452
       WebMD Corporation*..........................  10,400       73,424
       Wind River Systems Inc.*....................   2,800       50,147
                                                            ------------
                                                              57,096,858
                                                            ------------
                                                             234,964,457
                                                            ------------
       TRANSPORTATION--0.0%
       Air Travel--0.0%
       Northwest Airlines Inc.*....................   2,000       31,400
                                                            ------------
       Miscellaneous--0.0%
       Expeditores International of Washington Inc.   3,600      205,020
                                                            ------------
                                                                 236,420
                                                            ------------
       UTILITIES--2.2%
       Electric Utilities--0.7%
       Cinergy Corp................................  34,300    1,146,649
       Edison International........................ 205,700    3,106,070
       Kinder Morgan Management Llc................  38,718    1,467,412
       Mirant Corporation..........................  13,700      219,474
       NRG Energy Incorporated.....................  97,300    1,508,150
                                                            ------------
                                                               7,447,755
                                                            ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                              Growth Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                                Shares       Value
                                                               --------- --------------
COMMON STOCKS (Continued)
UTILITIES (Continued)
Gas & Pipeline Utilities--0.6%
Aquila Incorporated...........................................     1,600 $       27,360
Dynegy Incorporated...........................................    13,500        344,250
El Paso Corporation...........................................     6,700        298,887
Kinder Morgan Incorporated Kansas.............................     2,400        133,656
Nisource Incorporated.........................................    48,000      1,106,880
Williams Cos., Inc............................................   170,590      4,353,457
                                                                         --------------
                                                                              6,264,490
                                                                         --------------
Telephone--0.9%
Allegiance Telecom Incorporated*..............................     4,900         40,621
American Tower Corp.*.........................................     6,000         56,820
Global Telesystems Group Inc.*................................    15,300             93
SBC Communications Inc........................................    86,200      3,376,454
Sprint Corp.*.................................................   209,100      5,104,131
Triton PCS Holdings Incorporated*.............................     1,600         46,960
US Cellular Corp.*............................................       500         22,625
Western Wireless Corp.........................................     4,700        132,774
                                                                         --------------
                                                                              8,780,478
                                                                         --------------
                                                                             22,492,723
                                                                         --------------
TOTAL COMMON STOCK (cost $976,276,213)........................            1,011,752,235
                                                                         --------------
GOVERNMENT AND AGENCIES--0.1%
                                                               Principal
                                                                Amount
                                                               ---------
United States Treasury Bills 2.15% 1/17/2002 (cost $499,522)**   500,000        499,522
                                                                         --------------
SHORT TERM INVESTMENTS--0.8%

                                                                 Units
                                                               ---------
State Street Bank Yield Enhanced Short Term Investment Fund*** 8,588,527      8,588,697
                                                                         --------------
TOTAL INVESTMENTS--100.3% (cost $985,364,432).................            1,020,840,454

Liabilities in excess of other assets--0.3%...................               (2,574,734)
                                                                         --------------
NET ASSETS--100.0%............................................
                                                                         $1,018,265,720
                                                                         ==============

--------
*    Non-income producing security.
**   Collateral for margin requirements on open futures contracts.
*** Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
ADR An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                      Statement of Assets and Liabilities

                                                                                   December 31,
                                                                                       2001
                                                                                   ------------
                                     ASSETS
Investments, at value:
   State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund
     (cost $315,853,248 and units 31,065,982)..................................... $263,532,727
Receivable for fund units sold....................................................      308,412
                                                                                   ------------
   Total assets...................................................................  263,841,139
                                                                                   ------------
                                   LIABILITIES
Payable for fund units redeemed...................................................      256,076
Payable for investments purchased.................................................      308,412
State Street Bank and Trust Company--program fee payable..........................       61,433
Trustee, management and administration fees payable...............................       17,804
American Bar Retirement Association--program fee payable..........................       10,210
Other accruals....................................................................        9,980
                                                                                   ------------
   Total liabilities..............................................................      663,915
                                                                                   ------------
Net assets (equivalent to $26.63 per unit based on 9,881,870 units outstanding)... $263,177,224
                                                                                   ============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                            Statement of Operations


                                                               For the year
                                                                  ended
                                                               December 31,
                                                                   2001
                                                               ------------
   Investment Income
      Securities lending income received from underlying fund. $     39,233
                                                               ------------
   Expenses
      State Street Bank and Trust Company--program fee........      758,728
      Trustee, management and administration fees.............      208,981
      American Bar Retirement Association--program fee........      121,083
      Legal and audit fees....................................       48,627
      Reports to unitholders..................................       35,057
      Registration fees.......................................       29,402
                                                               ------------
          Total expenses......................................    1,201,878
                                                               ------------
   Net investment loss........................................   (1,162,645)
                                                               ------------
   Net Realized and Unrealized Gain (Loss) on Investments
      Net realized loss.......................................   (3,758,383)
      Change in net unrealized appreciation on investments....  (29,226,768)
                                                               ------------
          Net realized and unrealized loss on investments.....  (32,985,151)
                                                               ------------
   Net decrease in net assets resulting from operations....... $(34,147,796)
                                                               ============



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                      Statement of Changes in Net Assets


                                                                     For the year ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2000          2001
                                                                 ------------  ------------
From operations
   Net investment loss.......................................... $ (1,090,909) $ (1,162,645)
   Net realized gain (loss) on investments......................   51,554,089    (3,758,383)
   Net change in unrealized appreciation on investments.........  (77,895,539)  (29,226,768)
                                                                 ------------  ------------
       Net increase (decrease) in net assets resulting from
         operations.............................................  (27,432,359)  (34,147,796)
                                                                 ------------  ------------
From unitholder transactions
   Proceeds from units sold.....................................   46,126,145    23,187,464
   Cost of units redeemed.......................................  (26,797,617)  (10,827,842)
                                                                 ------------  ------------
       Net increase in net assets resulting from unitholder
         transactions...........................................   19,328,528    12,359,622
                                                                 ------------  ------------
       Net increase (decrease) in net assets....................   (8,103,831)  (21,788,174)
Net assets
   Beginning of year............................................  293,069,229   284,965,398
                                                                 ------------  ------------
   End of year.................................................. $284,965,398  $263,177,224
                                                                 ============  ============
Number of units
   Outstanding--beginning of year...............................    8,828,173     9,434,744
       Sold.....................................................    1,419,809       852,480
       Redeemed.................................................     (813,238)     (405,354)
                                                                 ------------  ------------
   Outstanding--end of year.....................................    9,434,744     9,881,870
                                                                 ============  ============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Index Equity Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                    For the year ended December 31,
                                         ----------------------------------------------------
                                           1997       1998       1999       2000       2001
                                         --------   --------   --------   --------   --------
Investment income*...................... $    .08   $    .09   $    .00** $     --   $    .00**
Net expenses*...........................     (.12)      (.14)      (.11)      (.12)      (.12)
                                         --------   --------   --------   --------   --------
Net investment income (loss)............     (.04)      (.05)      (.11)      (.12)      (.12)
Net realized and unrealized gain (loss)
  on investments........................     5.23       5.15       6.16      (2.88)     (3.45)
                                         --------   --------   --------   --------   --------
Net increase (decrease) in unit value...     5.19       5.10       6.05      (3.00)     (3.57)
Net asset value at beginning of period..    16.86      22.05      27.15      33.20      30.20
                                         --------   --------   --------   --------   --------
Net asset value at end of period........ $  22.05   $  27.15   $  33.20   $  30.20   $  26.63
                                         ========   ========   ========   ========   ========
Ratio of net expenses to average net
  assets................................      .62 %      .57 %      .37 %      .37 %      .45 %
Ratio of net investment income (loss) to
  average net assets....................     (.22)%     (.20)%     (.37)%     (.37)%     (.44)%
Portfolio turnover***...................       11 %       94 %      112 %      217 %        7 %
Total return............................    30.78 %    23.13 %    22.28 %    (9.04)%   (11.82)%
Net assets at end of period (in
  thousands)............................ $153,709   $210,324   $293,069   $284,965   $263,177

--------
  * Calculations prepared using the average number of units outstanding during the period. The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the funds in which the Fund invests.
 ** Amounts less than .005 per unit are rounded to zero.
*** Reflects purchases and sales of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investments fund.

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Intermediate Bond Fund

                      Statement of Assets and Liabilities

                                                                      December 31,
                                                                          2001
                                                                      ------------
                               ASSETS
Investment, at value:
   PIMCO Total Return Fund (cost $172,415,251 and shares 16,877,775). $176,492,230
Income receivable....................................................      708,204
                                                                      ------------
   Total assets......................................................  177,200,434
                                                                      ------------

                                  LIABILITIES
Payable for investments purchased...............................................      615,068
Payable for fund units redeemed.................................................       93,136
State Street Bank and Trust Company--program fee payable........................       41,444
Trustee, management and administration fees payable.............................       11,914
American Bar Retirement Association--program fee payable........................        6,835
Other accruals..................................................................        6,783
                                                                                 ------------
   Total liabilities............................................................      775,180
                                                                                 ------------
Net assets (equivalent to $15.58 per unit based on 11,324,956 units outstanding) $176,425,254
                                                                                 ============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Intermediate Bond Fund

                            Statement of Operations

                                                                  For the
                                                                 year ended
                                                                December 31,
                                                                    2001
                                                                ------------
    Investment Income
       Dividends............................................... $12,679,010
                                                                -----------
    Expenses
       State Street Bank and Trust Company--program fee........     471,006
       Trustee, management and administrative fees.............     129,183
       American Bar Retirement Association--program fee........      74,769
       Reports to unitholders..................................      21,786
       Legal and audit fees....................................      30,219
       Registration fees.......................................      18,272
                                                                -----------
           Total expenses......................................     745,235
                                                                -----------
    Net investment income......................................  11,933,775
                                                                -----------
    Net Realized and Unrealized Gain (Loss) on Investments
       Net realized loss.......................................     884,785
       Change in net unrealized appreciation...................   1,008,258
                                                                -----------
           Net realized and unrealized gain on investments.....   1,893,043
                                                                -----------
    Net increase in net assets resulting from operations....... $13,826,818
                                                                ===========

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Intermediate Bond Fund

                      Statement of Changes in Net Assets


                                                                     For the year ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2000          2001
-                                                                ------------  ------------
From operations
   Net investment income........................................ $  8,148,391  $ 11,933,775
   Net realized gain (loss) on investments......................   (4,395,963)      884,785
   Net change in unrealized appreciation on investments.........   11,201,314     1,008,258
                                                                 ------------  ------------
       Net increase in net assets resulting from operations.....   14,953,742    13,826,818
                                                                 ------------  ------------
From unitholder transactions
   Proceeds from units issued...................................   56,618,640    31,559,803
   Cost of units redeemed.......................................  (58,311,902)  (13,304,648)
                                                                 ------------  ------------
       Net increase (decrease) in net assets resulting from
         unitholder transactions................................   (1,693,262)   18,255,155
                                                                 ------------  ------------
       Net increase in net assets...............................   13,260,480    32,081,973
Net Assets
   Beginning of year............................................  131,082,801   144,343,281
                                                                 ------------  ------------
   End of year.................................................. $144,343,281  $176,425,254
                                                                 ============  ============
Number of units
   Outstanding--beginning of year...............................   10,239,307    10,100,741
       Sold.....................................................    4,447,566     2,111,906
       Redeemed.................................................   (4,586,132)     (887,691)
                                                                 ------------  ------------
   Outstanding--end of year.....................................   10,100,741    11,324,956
                                                                 ============  ============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                            Intermediate Bond Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                For the year ended December 31,
                                     ---------------------------------------------------
                                      1997       1998       1999       2000       2001
                                     -------   --------   --------   --------   --------
Investment income*.................. $   .97   $   1.12   $    .78   $    .86   $   1.18
Net expenses+ *.....................    (.07)      (.06)      (.05)      (.05)      (.07)
                                     -------   --------   --------   --------   --------
Net investment income...............     .90       1.06        .73        .81       1.11
Net realized and unrealized gain
  (loss) on investments                  .12        .02       (.92)       .68        .18
                                     -------   --------   --------   --------   --------
Net increase (decrease) in unit
  value.............................    1.02       1.08       (.19)      1.49       1.29
Net asset value at beginning of
  period............................   10.89      11.91      12.99      12.80      14.29
                                     -------   --------   --------   --------   --------
Net asset value at end of period.... $ 11.91   $  12.99   $  12.80   $  14.29   $  15.58
                                     =======   ========   ========   ========   ========
Ratio of net expenses to average net
  assets+...........................     .57 %      .52 %      .37 %      .36 %      .46 %
Ratio of net investment income to
  average net assets                    7.93 %     8.50 %     5.71 %     6.07 %     7.29 %
Portfolio turnover **...............      14 %       17 %       22 %       54 %       19 %
Total return........................    9.37 %     9.07 %    (1.46)%    11.64 %     9.03 %
Net assets at end of period
 (in thousands)..................... $82,734   $127,867   $131,083   $144,343   $176,425

--------
 * Calculations prepared using the average number of units outstanding during the period. The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the funds in which the Fund invests.
  ** Reflects purchases and sales of shares of the registered investment companies in which the Fund invests rather then the turnover of the underlying portfolios of such registered investment companies.
+/ The registered investment company in which the Fund invests pays asset management and administration fees to investment advisors. These fees are not included in per-unit net expenses or the ratio of net expenses to average net assets. /

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                      Statement of Assets and Liabilities


                                                                                December 31,
                                                                                    2001
                                                                                ------------
                                    ASSETS
Investments, at value (cost $94,541,327)....................................... $88,439,370
Cash...........................................................................         468
Foreign currency, at value (cost $628,806).....................................     625,297
Receivable for investments sold................................................     202,184
Receivable for foreign currency sold...........................................      76,724
Receivable for fund shares sold................................................      25,731
Dividends receivable...........................................................      25,882
Tax reclaims receivable........................................................      23,674
                                                                                -----------
   Total assets................................................................  89,419,330
                                                                                -----------

                                  LIABILITIES
Payable for foreign currency purchased.........................................      76,978
Payable for fund units sold....................................................     275,633
Investment advisory fee payable................................................      42,736
State Street Bank and Trust Company--program fee payable.......................      10,403
Trustee, management and administration fees payable............................       6,012
American Bar Retirement Association--program fee payable.......................       3,456
Other accruals.................................................................       3,394
                                                                                -----------
   Total liabilities...........................................................     418,612
                                                                                -----------
Net assets (equivalent to $17.04 per unit based on 5,223,849 units outstanding) $89,000,718
                                                                                ===========

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Statement of Operations


                                                                  For the
                                                                 year ended
                                                                December 31,
                                                                    2001
                                                                ------------
  Investment Income
     Dividends (net of tax expense of $60,994)................. $  1,940,540
     Interest..................................................       89,825
                                                                ------------
         Total investment income...............................    2,030,365
                                                                ------------
  Expenses
     State Street Bank and Trust Company--program fee..........      274,210
     Investment advisory fee...................................      187,472
     Trustee, management and administration fees...............       75,670
     American Bar Retirement Association--program fee..........       43,860
     Reports to unitholders....................................       12,658
     Legal and audit fees......................................       17,557
     Registration fees.........................................       10,616
                                                                ------------
         Total expenses........................................      622,043
                                                                ------------
     Fee reimbursements:
       Investment management fee...............................      (48,658)
                                                                ------------
         Net expenses..........................................      573,385
                                                                ------------
  Net investment income........................................    1,456,980
                                                                ------------
  Net Realized and Unrealized Gain (Loss) on Investments
     Net realized loss on investments..........................  (27,936,196)
     Net realized loss on foreign currency.....................     (279,559)
     Change in net unrealized depreciation on investments......   (1,613,889)
     Change in net unrealized depreciation on foreign currency.       (6,737)
                                                                ------------
         Net realized and unrealized loss on investments.......  (29,836,381)
                                                                ------------
  Net decrease in net assets resulting from operations......... $(28,379,401)
                                                                ============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                      Statement of Changes in Net Assets


                                                                      For the year ended
                                                                         December 31,
                                                                 ----------------------------
                                                                     2000           2001
                                                                 -------------  -------------
From operations
   Net investment income........................................ $   4,428,270  $   1,456,980
   Net realized (loss) on investments and foreign currency......    (9,118,879)   (28,215,755)
   Net change in unrealized depreciation on investments.........   (17,394,250)    (1,620,626)
                                                                 -------------  -------------
       Net increase (decrease) in net assets resulting from
         operations.............................................   (22,084,859)   (28,379,401)
                                                                 -------------  -------------
From unitholder transactions
   Proceeds from units issued...................................   340,451,657    231,319,759
   Cost of units redeemed.......................................  (315,932,713)  (222,566,751)
                                                                 -------------  -------------
       Net increase in net assets resulting from unitholder
         transactions...........................................    24,518,944      8,753,008
                                                                 -------------  -------------
       Net increase (decrease) in net assets....................     2,434,085    (19,626,393)
Net Assets
   Beginning of year............................................   106,193,026    108,627,111
                                                                 -------------  -------------
   End of year.................................................. $ 108,627,111  $  89,000,718
                                                                 =============  =============
Number of units
   Outstanding--beginning of year...............................     3,756,167      4,729,562
       Sold.....................................................    13,313,441     11,670,513
       Redeemed.................................................   (12,340,046)   (11,176,226)
                                                                 -------------  -------------
   Outstanding--end of year.....................................     4,729,562      5,223,849
                                                                 =============  =============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                  For the year ended December 31,
                                        -------------------------------------------------
                                         1997      1998       1999       2000      2001
                                        -------   -------   --------   --------   -------
Investment income*..................... $  1.11   $   .80   $   1.52   $   1.10   $   .41
Net expenses+ *........................    (.09)     (.08)      (.06)      (.11)     (.12)
                                        -------   -------   --------   --------   -------
Net investment income..................    1.02       .72       1.46        .99       .29
Net realized and unrealized gain (loss)
  on investments.......................    (.61)     2.14       5.74      (6.29)    (6.22)
                                        -------   -------   --------   --------   -------
Net increase (decrease) in unit value..     .41      2.86       7.20      (5.30)    (5.93)
Net asset value at beginning of period.   17.80     18.21      21.07      28.27     22.97
                                        -------   -------   --------   --------   -------
Net asset value at end of period....... $ 18.21   $ 21.07   $  28.27   $  22.97   $ 17.04
                                        =======   =======   ========   ========   =======
Ratio of net expenses to average net
  assets +.............................     .47 %     .38 %      .27 %      .42 %     .60 %
Ratio of net investment income to
  average net assets...................    5.41 %    3.63 %     6.47 %     3.86 %    1.51 %
Portfolio turnover **..................     101 %     122 %      199 %      251 %     201 %
Total return...........................    2.30 %   15.71 %    34.17 %   (18.75)%  (25.82)%
Net assets at end of period (in
  thousands)........................... $58,997   $69,575   $106,193   $108,627   $89,001

--------
 * Calculations prepared using the average number of units outstanding during the period. The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the funds in which the Fund invests.
  ** Reflects purchases and sales of shares of the registered investment company in which the Fund invests rather then the turnover of the underlying portfolio of the registered investment company.
+/ The registered investment company in which the Fund invests pays asset management and administration fees to its advisor. This fee is not included in per-unit net expenses or the ratio of net expenses to average net assets. /

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2001


                                                Shares    Value
                                                ------ -----------
              COMMON STOCK--46.6%
              Australia--0.6%
              BHP Billiton Company, Limited.... 98,505 $   529,408
                                                       -----------
              Belgium--0.6%
              Interbrew........................ 20,500     561,128
                                                       -----------
              Canada--0.5%
              Loblaw Company, Limited..........  9,260     302,405
              Shoppers Drug Mart, Inc.*........  9,300     109,745
                                                       -----------
                                                           412,150
                                                       -----------
              Finland--0.9%
              Nokia AB......................... 31,300     806,875
                                                       -----------
              Denmark--1.6%
              Danske Bank...................... 20,200     324,098
              Novo Nordisk AS B shares......... 19,630     802,659
              Vestas Wind Systems..............  9,900     270,265
                                                       -----------
                                                         1,397,022
                                                       -----------
              France--6.8%
              Altran Technologies..............  6,475     292,509
              Aventis SA....................... 10,480     743,970
              Banque Nationale de Paris........  7,250     648,586
              L'Oreal..........................  5,400     388,871
              Pernod Ricard SA.................  4,300     333,005
              Sanofi Synthelabo................ 14,100   1,051,784
              Societe Generale.................  8,100     453,162
              Sodexho Alliance.................  5,300     226,501
              STMicroelectronics...............  6,000     192,539
              Technip Coflexip SA..............  1,820     243,011
              Total Fina Elf SA................  8,190   1,169,369
              VINCI SA.........................  5,450     319,459
                                                       -----------
                                                         6,062,766
                                                       -----------
              Germany--2.6%
              Adidas Salomon AG................  1,700     127,567
              Bayerische Motoren Werke AG (BMW) 12,300     428,647
              MLP AG...........................  3,000     218,470
              Munich Reinsurance...............  4,400   1,194,386
              Schering AG......................  5,900     313,012
                                                       -----------
                                                         2,282,082
                                                       -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                      Shares    Value
                                                      ------ -----------
       COMMON STOCK (Continued)
       Greece--0.4%
       Hellenic Telecommunications ADR............... 52,500 $   400,050
                                                             -----------
       Ireland--0.7%
       Elan PLC* ADR................................. 13,000     585,780
                                                             -----------
       Israel--0.3%
       Teva Pharmaceutical Industries Limited ADR....  4,695     289,353
                                                             -----------
       Italy--2.4%
       Alleanza Assicurazioni SpA.................... 35,700     392,463
       ENI SpA....................................... 78,175     979,792
       Snam Rete Gas*................................ 83,600     221,017
       Telecom Italia Mobile......................... 95,100     530,776
                                                             -----------
                                                               2,124,048
                                                             -----------
       Japan--7.5%
       Acom Company..................................  1,700     123,922
       Aiful Corporation.............................    500      32,364
       Asahi Breweries............................... 21,000     188,986
       Fuji Photo Film Company, Limited..............  9,000     321,502
       Honda Motor Company...........................  5,400     215,571
       Ito Yokado Company............................  9,000     406,687
       Itochu Techno Scientific......................  4,000     165,484
       Kyocera Corporation...........................  4,500     293,680
       Nomura Holdings............................... 24,000     307,763
       NTT DoCoMo....................................     40     470,193
       Orix Corporation..............................  4,700     421,174
       Ricoh Company................................. 27,000     502,862
       Rohm Company..................................  2,300     298,626
       Secom Company.................................  6,000     301,351
       SMC Corporation...............................  2,400     244,378
       Sony Corporation..............................  9,100     416,067
       Sumitomo Electric Industries.................. 47,000     328,257
       Tokyo Marine & Fire Insurance Company, Limited 28,000     204,748
       Tokyo Broadcasting System..................... 25,000     379,742
       Toppan Printing Company....................... 35,000     322,991
       West Japan Railway............................     94     420,456
       Yamanouchi Pharmaceutical Company, Limited.... 11,000     290,512
                                                             -----------
                                                               6,657,316
                                                             -----------


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                 Shares    Value
                                                 ------ -----------
            COMMON STOCK (Continued)
            Korea--1.5%
            Kookmin Bank*.......................  5,512 $   209,780
            Korea Telecom Corp.--SP ADR......... 26,500     538,745
            Samsung Electronics Company, Limited  1,400     298,510
            Samsung Electronics Ltd. ADR........  2,690     312,040
                                                        -----------
                                                          1,359,075
                                                        -----------
            Mexico--0.3%
            Fomento Economico Mexicano ADR......  7,780     268,799
                                                        -----------
            Netherlands--1.7%
            Koninklijke Ahold NV................ 22,650     658,891
            Ing Groep NV........................ 16,100     410,452
            Wolters Kluwer...................... 20,000     455,757
                                                        -----------
                                                          1,525,100
                                                        -----------
            Portugal--0.6%
            Portugal Telecom.................... 73,646     573,615
                                                        -----------
            Singapore--0.3%
            DBS Group Holdings Limited.......... 31,000     231,682
                                                        -----------
            Spain--0.3%
            Banco Bilbao Vizcaya................ 18,940     234,346
                                                        -----------
            Sweden--1.3%
            Securitas........................... 20,500     390,271
            Skandinaviska Enskilda Banken....... 23,400     213,786
            Svenska Handelsbanken Series A...... 35,180     518,293
                                                        -----------
                                                          1,122,350
                                                        -----------
            Switzerland--4.4%
            Adecco SA...........................  8,400     456,797
            Converuim Holdings*.................  3,100     150,741
            Credit Suisse Group................. 17,100     729,501
            Nestle SA...........................  3,630     774,295
            Swiss Reinsurance Company...........  7,882     793,139
            Swisscom AG.........................    957     265,257
            UBS AG.............................. 14,550     734,689
                                                        -----------
                                                          3,904,419
                                                        -----------
            Taiwan--0.2%
            Taiwan Semiconductor Mfg Co Ltd. ADR 11,700     200,889
                                                        -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           International Equity Fund

                            Schedule of Investments

                               December 31, 2001

                                                             Shares      Value
                                                            --------- -----------
COMMON STOCK (Continued)
United Kingdom--10.6%
Barclays PLC...............................................    14,500 $   479,572
BP Amoco...................................................   103,000     799,619
British Sky Broadcast*.....................................     9,000      98,917
Capita Group PLC...........................................    38,800     276,537
Celltech Group PLC*........................................    16,020     203,553
Compass Group..............................................    41,800     312,959
ED&F Man Group.............................................     1,500      25,994
GlaxoSmithKline PLC........................................    47,371   1,186,594
Reckitt & Colman...........................................    54,400     790,867
Royal Bank of Scotland Group PLC...........................    38,000     923,686
Safeway PLC................................................    83,000     386,129
Shire Pharma Group*........................................    27,500     343,823
Shire Pharmaceuticals Group Place ADR......................     2,600      95,160
Tesco PLC..................................................   288,927   1,045,904
Vodafone Group PLC.........................................   732,000   1,912,865
WPP Group PLC..............................................    10,350     114,356
Zeneca Group...............................................    10,970     494,074
                                                                      -----------
                                                                        9,490,609
                                                                      -----------
Other--0.5%
Amdocs Limited*............................................     6,000     203,820
Flextronics International Limited*.........................     9,076     217,733
                                                                      -----------
                                                                          421,553
                                                                      -----------
TOTAL COMMON STOCK (cost $43,757,856)......................            41,440,415
                                                                      -----------
REGISTERED INVESTMENT COMPANY--51.9%
T. Rowe Price International Stock Fund (cost $49,961,307).. 4,201,710  46,176,791
                                                                      -----------
TOTAL EQUITY INVESTMENT SECURITIES (cost $93,719,163)......            87,617,206
                                                                      -----------

                                                             Units
                                                            ---------
SHORT TERM INVESTMENTS--0.9%
State Street Bank Yield Enhanced Short-Term Investment Fund
  (cost $822,164)..........................................   822,164     822,164
                                                                      -----------
TOTAL INVESTMENTS--(cost $94,541,327)--99.4%...............            88,439,370
Other assets less liabilities--0.6%........................               561,348
                                                                      -----------
NET ASSETS--100.0%.........................................           $89,000,718
                                                                      ===========

--------
  *  Non-income producing security.
ADR An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                      Statement of Assets and Liabilities


                                                                                 December 31,
                                                                                     2001
                                                                                 ------------
                                     ASSETS
Investments, at value (cost $801,341,778)....................................... $801,341,778
                                                                                 ------------
   Total assets.................................................................  801,341,778
                                                                                 ------------

                                  LIABILITIES
Payable for fund units sold.....................................................    3,174,478
State Street Bank and Trust Company--program fee payable........................      189,594
Trustee, management and administration fees payable.............................       54,704
American Bar Retirement Association--program fee payable........................       31,842
Other accruals..................................................................       31,396
                                                                                 ------------
   Total liabilities............................................................    3,482,014
                                                                                 ------------
Net assets (equivalent to $1.00 per unit based on 797,859,764 units outstanding) $797,859,764
                                                                                 ============



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Statement of Operations


                                                                                 For the
                                                                                year ended
                                                                               December 31,
                                                                                   2001
                                                                               ------------
Investment Income
   Interest................................................................... $45,706,924
                                                                               -----------

Expenses
   State Street Bank and Trust Company--program fee...........................   2,246,194
   Trustee, management and administration fees................................     616,374
   American Bar Retirement Association--program fee...........................     356,765
   Reports to unitholders.....................................................     103,794
   Legal and audit fees.......................................................     143,973
   Registration fees..........................................................      87,053
                                                                               -----------
       Total expenses.........................................................   3,554,153
                                                                               -----------
Net investment income and net increase in net assets resulting from operations $42,152,771
                                                                               ===========



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                      Statement of Changes in Net Assets

                                                                        For the year ended
                                                                           December 31,
                                                                   ----------------------------
                                                                       2000           2001
                                                                   -------------  -------------
From operations
   Net investment income and net increase in net assets resulting from operations.............................................. $  43,017,296  $  42,152,771
                                                                   -------------  -------------
Distributions of net investment income............................   (43,017,296)   (42,152,771)

From unitholder transactions (at $1.00 per unit):
   Proceeds from units issued.....................................   359,396,469    314,378,973
   Units issued in connection with reinvestment of net investment
     income.......................................................    43,017,296     42,152,771
   Cost of units redeemed.........................................  (385,492,367)  (285,109,162)
                                                                   -------------  -------------
Net increase (decrease) in net assets resulting from unitholder
  transactions....................................................   (26,095,898)    29,269,811
                                                                   -------------  -------------
       Net increase in net assets.................................    16,921,398     71,422,582

Net Assets
   Beginning of year..............................................   709,515,784    726,437,182
                                                                   -------------  -------------
   End of year.................................................... $ 726,437,182  $ 797,859,764
                                                                   =============  =============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                     For the year ended December 31,
                                            ------------------------------------------------
                                              1997      1998      1999      2000      2001
                                            --------  --------  --------  --------  --------
Investment income*......................... $   .061  $   .061  $   .059  $   .064  $   .058
Net expenses*..............................    (.007)    (.006)    (.004)    (.004)    (.005)
                                            --------  --------  --------  --------  --------
Net investment income......................     .054      .055      .055      .060      .053
Reinvestment of net investment income......    (.054)    (.055)    (.055)    (.060)    (.053)
                                            --------  --------  --------  --------  --------
Net asset value at beginning and end of
  period................................... $   1.00  $   1.00  $   1.00  $   1.00  $   1.00
                                            ========  ========  ========  ========  ========
Ratio of net expenses to average net assets      .68%      .61%      .37%      .37%      .45%
Ratio of net investment income to average
  net assets...............................     5.38%     5.44%     5.50%     6.07%     5.39%
Total return...............................     5.52%     5.59%     5.64%     6.27%     5.56%
Net assets at end of period (in thousands). $634,565  $679,991  $709,516  $726,437  $797,860

--------
* Calculations prepared using the average number of units outstanding during the period.



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2001


UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust ("SAFT")
  (Unit 801,341,778) ** (a).........................................                   $801,341,778
                                                                                       ------------
TOTAL INVESTMENTS (Cost $801,341,778) (100.4%)......................                    801,341,778
LIABILITIES IN EXCESS OF OTHER ASSETS (.4%).........................                     (3,482,014)
                                                                                       ------------
NET ASSETS (100.0%).................................................                   $797,859,764
                                                                                       ============
(a) Stable Asset Return Fund holds 99.04% of SAFT which holds the following investments:
                                                                     Effective annual
                                                                     percentage rate  Investments at
                                                                           2001       Contract Value
                                                                     ---------------- --------------
Investment Contracts (44.09%)
Continental Assurance Company
 2 Investment Contracts
 (Maturities ranging from May 31, 2002 to December 31, 2002)........    6.65-6.81%     $  4,037,968
GE Capital Assurance
 3 Investment Contracts
 (Maturities ranging from March 17, 2003 to May 16, 2005)...........    6.01-7.05        31,654,702
GE Life & Annuity Company
 5 Investment Contracts
 (Maturities ranging from April 1, 2002 to February 28, 2003).......    5.64-6.55        19,094,800
Hartford Life Insurance Company
 3 Investment Contracts
 (Maturities ranging from June 15, 2004 to March 22, 2006)..........    5.77-6.80        31,576,111
Jackson National Life Insurance Company
 1 Investment Contract
 (Maturities ranging from May 17, 2004 to December 15, 2004)........       7.71          11,191,031
John Hancock Mutual Life Insurance Company
 4 Investment Contracts
 (Maturities ranging from April 30, 2002 to January 18, 2005).......    6.48-7.50        15,961,489
Metropolitan Life Insurance Company
 4 Investment Contracts
 (Maturities ranging from May 12, 2002 to June 15, 2006)............    4.70-5.94        44,317,710
Monumental Life Insurance Company
 5 Investment Contracts
 (Maturities ranging from March 31, 2002 to July 17, 2006)..........    4.39-7.65        38,656,765
New York Life Asset Management
 6 Investment Contracts
 (Maturities ranging from January 15, 2002 to October 17, 2005).....    5.31-6.79        30,439,727
Pacific Mutual Life Insurance Company
 1 Investment Contract
 (Matures January 1, 2002)..........................................       6.91           7,153,450

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2001



                                                                   Effective annual Investments at
                                                                   percentage rate  Contract Value
                                                                         2001          (Note 2)
                                                                   ---------------- --------------
Investment Contracts (Continued)
Principal Mutual Life Insurance Company
 8 Investment Contracts
 (Maturities ranging from January 15, 2002 to April 15, 2004).....    5.73-8.08%     $ 43,200,976
Protective Life Insurance Company
 3 Investment Contracts
 (Maturities ranging from February 28, 2002 to August 2, 2004)....    5.42-6.10        13,992,976
Transamerica Asset Management
 2 Investment Contracts
 (Maturities ranging from July 1, 2002 to September 30, 2002).....    6.91-7.24        11,531,299
Travelers Insurance Company
 7 Investment Contracts
 (Maturities ranging from January 31, 2002 to December 15, 2004)..    5.78-7.55        53,895,301
                                                                                     ------------
Total Investment Contracts (Cost $356,704,305)....................                   $356,704,305
                                                                                     ============
Synthetic Investment Contracts (23.07%)*
Bank of America
 1 Investment Contract
 (Maturities ranging from January 17, 2002 to September 15, 2003).    3.92-7.45      $    402,743
 Underlying Security
   GMAC Commercial Mtg Securities, 6.79%, 9/15/03
     Principal $401,975
   Value of underlying security $403,861
   Value of Investment Contract ($1,118)
CDC Investment Management
 5 Investment Contracts
 (Maturities ranging from January 7, 2002 to March 17, 2009)......    5.36-7.69        42,484,503
 Underlying Securities:
   Bank of New York Cash Reserve
     Units 382,030, Value $382,030
   Arcadia Automobile Receivables, 7.20%, 6/15/07
     Principal $7,249,687
     Value $7,610,201
   Residential Funding Mortgage Securities II Inc, 7.79%, 1/25/14
     Principal $2,800,000
     Value $2,895,764
   FHLMC, 5.88%, 6/1/20
     Principal $640,333
     Value $649,138
   FNMA Pool, 6.35%, 6/2/27
     Principal $684,861
     Value $683,718

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2001



                                                               Effective annual Investments at
                                                               percentage rate  Contract Value
                                                                     2001          (Note 2)
                                                               ---------------- --------------
Synthetic Investment Contracts (Continued)
   State Street Bank Mortgage Backed Index Fund**
     Units 10,531,683, Value $10,473,752
   Daimler Chrysler Auto Trust, 5.32%, 9/6/06
     Principal $10,000,000
     Value $10,300,800
   Sears Credit Account Master Trust II, 5.65%, 3/17/09
     Principal $10,000,000
     Value $10,411,000
 Total value of underlying securities $43,406,403
 Value of Investment Contracts ($921,900)
JP Morgan Chase
 7 Investment Contracts
 (Maturities ranging from January 15, 2002 to April 15, 2010).    3.93-7.35%     $27,428,569
 Underlying Securities:
   Ford Cr. Auto Owner Trust, 6.40%, 10/15/02
     Principal $329,988
     Value $331,483
   American Express Master Trust, 5.90%, 4/15/04
     Principal $3,500,000
     Value $3,636,150
   GMAC 2000-C3 A1, 6.65%, 4/15/10
     Principal $8,742,564
     Value $9,155,038
   Sears Credit Account Master Trust II, 7.25%, 11/15/07
     Principal $9,570,000
     Value $10,125,251
   Honda Auto Receivables 2001-3, 3.96%, 2/19/07
     Principal $5,000,000
     Value $4,969,550
 Total value of underlying securities $28,217,472
 Value of Investment Contracts ($ 788,903)
Monumental Life Insurance Company
 3 Investment Contracts
 (Maturities ranging from January 6, 2002 to January 15, 2009)    5.30-6.95       23,721,417
 Underlying Securities:
   Daimler Chrysler Auto Trust, 6.82%, 9/6/04
     Principal $5,768,000
     Value $6,002,758

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2001


                                                                 Effective annual Investments at
                                                                 percentage rate  Contract Value
                                                                       2001          (Note 2)
                                                                 ---------------- --------------
Synthetic Investment Contracts (Continued)
     Ford Cr Auto Owner Trust, 6.74%, 6/15/04
     Principal $10,000,000
     Value $10,361,500
   Harley-Davidson Motorcycle Trust, 5.10%, 1/15/09
     Principal $7,880,000
     Value $8,145,398
 Total value of underlying securities $24,509,656
 Value of Investment Contracts $(788,239)
Rabobank Nederland NV
 3 Investment Contracts
 (Maturities ranging from January 8, 2002 to September 12, 2008)    5.13 -7.07%    $43,272,228
 Underlying Securities:
   State Street Bank Asset Backed Index Fund**
     Units 1,653,532, Value $24,505,345
   Daimler Chrysler Auto Trust, 6.85%, 11/6/05
     Principal $10,000,000
     Value $10,641,200
   PNC Mtg Accep Corp, 7.05%, 9/15/08
     Principal $9,455,152
     Value $10,056,594
 Total value of underlying securities $ 45,203,139
 Value of Investment Contracts (1,930,911)
Union Bank of Switzerland
 5 Investment Contracts
 (Maturities ranging from January 15, 2002 to October 17, 2011).     3.75-7.39      40,097,627
 Underlying Securities:
   Advanta Credit Card Master Trust, 6.00%, 11/15/05
     Principal $11,350,000
     Value $11,741,575
   Distribution Financial Services Trust, 5.84%, 10/17/11
     Principal $5,000,000
     Value $5,158,900
   Fleet Credit Card Master Trust, 6.90%, 4/16/07
     Principal $4,225,000
     Value $4,523,919
   Ford Motor Credit Auto Owner Trust, 7.00%, 4/2/08
     Principal $9,698,884
     Value $10,020,111
   John Deere Owner Trust, 3.90%, 9/15/08
     Principal $9,800,000
     Value $9,549,022

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                           Stable Asset Return Fund

                            Schedule of Investments

                               December 31, 2001


                                                                Effective annual Investments at
                                                                percentage rate  Contract Value
                                                                      2001          (Note 2)
                                                                ---------------- ---------------
Synthetic Investment Contracts (Continued)
 Total value of underlying securities $40,993,527
 Value of Investment Contracts $(895,900)
Westdeutsche Lbank
 2 Investment Contracts
 (Maturities ranging from January 17, 2002 to January 15, 2008)   5.97 -7.20%     $  9,221,198
 Underlying Securities:
   Prudential Secs Secd Fing Corp, 6.07%, 1/15/08
     Principal $3,660,117
     Value $3,771,640
   Citibank Credit Card Master Trust, 5.50%, 2/15/06
     Principal $5,595,000
     Value $5,797,819
 Total value of underlying securities $9,569,459
 Value of Investment Contracts (348,261)
                                                                                  ------------
Total Synthetic Investment Contracts (Cost $186,628,285).......                    186,628,285
                                                                     Units       Amortized Value
                                                                ---------------- ---------------
Short-Term Investments (32.84%)
State Street Bank Yield Enhanced
 Short-Term Investment Fund**
 $265,750,879 cost.............................................   265,750,879      265,750,879
                                                                                  ------------
Total Investments of SAFT (Cost $809,083,469)..................                   $809,083,469
                                                                                  ============

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

        American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                      Statement of Assets and Liabilities


                                                                                 December 31,
                                                                                     2001
                                                                                 ------------
                                     ASSETS
Investments, at value (cost $ 216,973,714)...................................... $223,098,228
Cash............................................................................          113
Dividends receivable............................................................      300,183
Receivable for investments sold.................................................      380,276
                                                                                 ------------
   Total assets.................................................................  223,778,800
                                                                                 ------------
                                  LIABILITIES
Payable for investments purchased...............................................    1,306,999
Payable for fund units redeemed.................................................      948,701
Investment advisory fee payable.................................................       42,938
State Street Bank and Trust Company--program fee payable........................       51,102
Trustee, management and administration fees payable.............................       14,707
American Bar Retirement Association--program fee payable........................        8,433
Other accruals..................................................................        8,277
                                                                                 ------------
   Total liabilities............................................................    2,381,157
                                                                                 ------------
Net assets (equivalent to $ 26.61 per unit based on 8,321,228 units outstanding) $221,397,643
                                                                                 ============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                            Statement of Operations



                                                                For the year
                                                                   ended
                                                                December 31,
                                                                    2001
                                                                ------------
    Investment Income
       Dividends (net of foreign tax expense of $1,702)........ $ 3,552,464
       Interest................................................     198,558
       Securities lending income received from underlying fund.       4,706
                                                                -----------
           Total investment income.............................   3,755,728
                                                                -----------
    Expenses
       Investment advisory fee.................................     479,226
       State Street Bank and Trust Company--program fee........     584,984
       Trustee, management and administration fees.............     160,642
       American Bar Retirement Association--program fee........      93,003
       Reports to unitholders..................................      27,047
       Legal and audit fees....................................      37,517
       Registration fees.......................................      22,684
                                                                -----------
       Total expenses..........................................   1,405,103
                                                                -----------
    Net investment income......................................   2,350,625
                                                                -----------
    Net Realized and Unrealized Gain (Loss) on Investments
       Net realized gain.......................................   7,766,519
       Change in net unrealized appreciation...................  (9,420,196)
                                                                -----------
           Net realized and unrealized loss on investments.....  (1,653,677)
                                                                -----------
    Net increase in net assets resulting from operations....... $   696,948
                                                                ===========

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                      Statement of Changes in Net Assets


                                                                     For the year ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2000          2001
                                                                 ------------  ------------
From operations
   Net investment income........................................ $  2,443,640  $  2,350,625
   Net realized gain on investments.............................   17,182,644     7,766,519
   Net change in unrealized appreciation on investments.........  (12,215,261)   (9,420,196)
                                                                 ------------  ------------
       Net increase in net assets resulting from operations.....    7,411,023       696,948
                                                                 ------------  ------------
From unitholder transactions
   Proceeds from sales of units.................................   68,457,333    73,057,957
   Cost of units redeemed.......................................  (67,325,502)  (39,779,672)
                                                                 ------------  ------------
       Net increase in net assets resulting from unitholder
         transactions...........................................    1,131,831    33,278,285
                                                                 ------------  ------------
       Net increase in net assets...............................    8,542,854    33,975,233
Net assets
   Beginning of year............................................  178,879,556   187,422,410
                                                                 ------------  ------------
   End of year.................................................. $187,422,410  $221,397,643
                                                                 ============  ============
Number of units
   Outstanding--beginning of year...............................    7,011,036     7,069,321
       Sold.....................................................    2,760,541     2,823,267
       Redeemed.................................................   (2,702,256)   (1,571,360)
                                                                 ------------  ------------
   Outstanding--end of year.....................................    7,069,321     8,321,228
                                                                 ============  ============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                               Value Equity Fund

                             Financial Highlights

                (For a unit outstanding throughout the period)


                                                  For the year ended December 31,
                                        -------------------------------------------------
                                          1997      1998      1999      2000       2001
                                        --------  --------  --------  --------   --------
Investment income*..................... $    .47  $    .47  $    .51  $    .50   $    .49
Net expenses**.........................     (.17)     (.17)     (.17)     (.16)      (.18)
                                        --------  --------  --------  --------   --------
Net investment income..................      .30       .30       .34       .34        .31
Net realized and unrealized gain (loss)
 on investments........................     4.08      3.12      1.64       .66       (.21)
                                        --------  --------  --------  --------   --------
Net increase in unit value.............     4.38      3.42      1.98      1.00        .10
Net asset value at beginning of period.    15.73     20.11     23.53     25.51      26.51
                                        --------  --------  --------  --------   --------
Net asset value at end of period....... $  20.11  $  23.53  $  25.51  $  26.51   $  26.61
                                        ========  ========  ========  ========   ========
Ratio of net expenses to average
  net assets...........................      .90%      .80%      .68%      .63%       .69%
Ratio of net investment income
  to average net assets................     1.61%     1.39%     1.36%     1.39%      1.15%
Portfolio turnover.....................       13%       27%       27%       41%+       33%+
Total return...........................    27.84%    17.01%     8.41%     3.92%       .38%
Net assets at end of period............ $113,103  $150,783  $178,880  $187,422   $221,398

--------
   * Calculations prepared using the average number of units outstanding during the period.
 ** The calculation includes only those expenses charged directly to the Fund, and does not include expenses charged to the funds in which the Fund invests.
  + With respect to the portion of the Fund's assets invested in a collective fund in 2000 and 2001, reflects purchases and sales of units of the collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund.

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001


                                              Shares    Value
                                              ------ -----------
               COMMON STOCK--73.7%
               BASIC INDUSTRIES--7.0%
               Chemicals--3.2%
               Cabot Corp.................... 22,900 $   817,530
               Dow Chemical Co............... 53,992   1,823,850
               E.I. Du Pont de Nemours & Co.. 29,984   1,274,620
               Eastman Chemical Co........... 11,400     444,828
               FMC Corp.*.................... 10,600     630,700
               Hercules Inc.................. 35,400     354,000
               Lubrizol Corp................. 18,900     663,201
               Millennium Chemicals Inc...... 29,200     367,920
               Praxair Inc................... 12,800     707,200
                                                     -----------
                                                       7,083,849
                                                     -----------
               Construction Materials--0.4%
               Sherwin-Williams Co........... 31,900     877,250
                                                     -----------
               Containers & Glass--0.9%
               Bemis Co., Inc................ 19,500     959,010
               Owens Illinois Inc.*.......... 36,400     363,636
               Temple Inland Inc............. 11,500     652,395
                                                     -----------
                                                       1,975,041
                                                     -----------
               Forest Products--0.4%
               Georgia Pacific Corp.......... 33,077     913,256
                                                     -----------
               Homebuilders--0.2%
               Centex Corp...................  9,100     519,519
                                                     -----------
               Paper--1.9%
               Louisiana-Pacific Corp........ 39,400     332,536
               Mead Corp..................... 29,600     914,344
               Smurfit Stone Container Corp.* 53,000     846,410
               Sonoco Products Co............ 33,900     901,062
               Westvaco Corp................. 29,000     825,050
               Willamette Industries Inc.....  8,500     443,020
                                                     -----------
                                                       4,262,422
                                                     -----------
                                                      15,631,337
                                                     -----------
               CAPITAL GOODS--2.1%
               Business Services--0.4%
               R.R. Donnelley & Sons Co...... 28,700     852,103
                                                     -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                                 Shares    Value
                                                 ------ ------------
            COMMON STOCK (Continued)
            CAPITAL GOODS (Continued)
            Electrical Equipment--1.5%
            Acuity Brands Incorporated.......... 14,400 $    174,240
            Arrow Electronics Inc.*............. 30,200      902,980
            Black & Decker Corp................. 26,100      984,753
            Cooper Industries Inc............... 26,000      907,920
            Hubbell Inc......................... 11,600      340,808
                                                        ------------
                                                           3,310,701
                                                        ------------
            Industrial Machinery--0.2%
            Briggs & Stratton Corp..............  9,100      388,570
                                                        ------------
                                                           4,551,374
                                                        ------------
            CONSUMER BASICS--6.6%
            Drugs & Health Care--2.2%
            Abbott Laboratories.................  3,400      189,550
            Bristol-Myers Squibb Co.............  3,800      193,800
            Health Net Incorporated*............ 48,850    1,063,953
            Johnson & Johnson...................  4,400      260,040
            Merck & Co., Inc.................... 35,900    2,110,920
            Pacificare Health Systems*..........  4,800       76,800
            Pharmacia Corporation............... 20,800      887,120
                                                        ------------
                                                           4,782,183
                                                        ------------
            Food & Beverages--2.5%
            Archer Daniels Midland Co........... 75,528    1,083,827
            Con Agra Foods, Inc................. 58,400    1,388,168
            H.J. Heinz Co.......................  7,900      324,848
            Sara Lee Corp....................... 40,900      909,207
            SUPERVALU INC....................... 38,500      851,620
            Tyson Foods Inc..................... 77,400      893,970
                                                        ------------
                                                           5,451,640
                                                        ------------
            Household Products--0.6%
            Procter & Gamble Co................. 18,000    1,424,340
                                                        ------------
            Tobacco--1.3%
            Philip Morris Cos., Inc............. 56,700    2,599,695
            R.J. Reynolds Tobacco Holdings, Inc.  6,766      380,926
                                                        ------------
                                                           2,980,621
                                                        ------------
                                                          14,638,784
                                                        ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                                      Shares    Value
                                                      ------ -----------
        COMMON STOCK (Continued)
        CONSUMER DURABLE GOODS--4.8%
        Automobiles--0.7%
        Ford Motor Company........................... 21,600 $   339,552
        General Motors Corp..........................  3,300     160,380
        Magna International Inc......................  5,700     361,779
        PACCAR Inc...................................  9,400     616,828
                                                             -----------
                                                               1,478,539
                                                             -----------
        Auto Parts--1.4%
        Autoliv, Inc................................. 36,300     737,253
        Dana Corp.................................... 25,600     355,328
        Genuine Parts Co............................. 33,100   1,214,770
        Lear Corp.................................... 21,400     816,196
                                                             -----------
                                                               3,123,547
                                                             -----------
        Communication Services--0.2%
        Liberty Media Corporation New................ 23,400     327,600
        Viacom Inc. Class B*.........................  3,500     154,525
                                                             -----------
                                                                 482,125
                                                             -----------
        Household Appliances & Home Furnishings--1.9%
        KB Home...................................... 17,000     681,700
        Leggett & Platt Inc.......................... 40,400     929,200
        Pulte Corp................................... 18,300     817,461
        Snap On Inc.................................. 21,100     710,226
        Whirlpool Corp............................... 14,800   1,085,284
                                                             -----------
                                                               4,223,871
                                                             -----------
        Tires & Rubber--0.6%
        Cooper Tire & Rubber Co...................... 37,100     592,116
        Goodyear Tire & Rubber Co.................... 31,700     754,777
                                                             -----------
                                                               1,346,893
                                                             -----------
                                                              10,654,975
                                                             -----------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                               Shares     Value
                                               ------- ------------
             COMMON STOCK (Continued)
             CONSUMER NON-DURABLES--4.3%
             Apparel & Textiles--1.2%
             Jones Apparel Group Inc.*........  21,600 $    716,472
             Liz Claiborne Inc................  20,200    1,004,950
             Russell Corp.....................  12,800      192,128
             VF Corp..........................  17,900      698,279
                                                       ------------
                                                          2,611,829
                                                       ------------
             Containers & Glass--0.0%
             Crown Cork & Seal Co., Inc.......  27,100       68,834
                                                       ------------
             Hotels & Restaurants--0.1%
             McDonald's Corp..................   8,300      219,701
                                                       ------------
             Household Products--0.9%
             American Greetings Corp..........   9,000      124,020
             Fortune Brands Inc...............  24,800      981,832
             Newell Rubbermaid Inc............  30,600      843,642
                                                       ------------
                                                          1,949,494
                                                       ------------
             Retail Trade--2.1%
             Federated Department Stores Inc.*  25,200    1,030,680
             May Department Stores Co.........  32,650    1,207,397
             Sears Roebuck & Co...............  27,600    1,314,864
             TJX Cos., Inc....................  27,400    1,092,164
                                                       ------------
                                                          4,645,105
                                                       ------------
                                                          9,494,963
                                                       ------------
             CONSUMER SERVICES--1.0%
             Leisure Time--0.3%
             Walt Disney Co...................  31,000      642,320
                                                       ------------
             Paper--0.7%
             International Paper Co...........  37,384    1,508,444
                                                       ------------
                                                          2,150,764
                                                       ------------
             ENERGY--7.7%
             Domestic Oil--5.9%
             Amerada Hess Corp................  15,200      950,000
             ChevronTexaco Corporation........  44,019    3,944,543
             Exxon Mobil Corp................. 181,284    7,124,461
             Ultramar Diamond Shamrock........  10,100      499,748
             Valero Energy Corp...............  12,600      480,312
                                                       ------------
                                                         12,999,064
                                                       ------------
             Petroleum Services--0.1%
             Lyondell Petrochemical Co........  23,300      333,889
                                                       ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                                 Shares     Value
                                                 ------- ------------
           COMMON STOCK (Continued)
           ENERGY (Continued)
           Petroleum--1.7%
           Ashland Inc..........................  21,000 $    967,680
           Occidental Petroleum Corp............  48,300    1,281,399
           Phillips Petroleum Co................  23,900    1,440,214
                                                         ------------
                                                            3,689,293
                                                         ------------
                                                           17,022,246
                                                         ------------
           FINANCE--23.6%
           Banks--10.7%
           AmSouth Bancorp......................  49,200      929,880
           Bank of America Corp.................  62,337    3,924,114
           Bank One Corp........................  43,612    1,703,049
           Charter One Financial Inc............  30,156      818,735
           Fleet Boston Corp....................  55,033    2,008,705
           Golden West Financial Corp...........  15,100      888,635
           Huntington Bancshares Inc............  53,200      914,508
           Keycorp..............................  53,200    1,294,888
           National City Corp...................  48,900    1,429,836
           Regions Financial Corp...............  45,600    1,365,264
           Union Planters Corp..................  22,500    1,015,425
           UnionBanCal Corp.....................  24,200      919,600
           U.S. Bancorp......................... 103,800    2,172,534
           Wachovia Corporation 2nd New.........  67,500    2,116,800
           Wells Fargo & Company................  49,200    2,137,740
                                                         ------------
                                                           23,639,713
                                                         ------------
           Financial Services--6.9%
           American Express Corp................  14,200      506,798
           Bear Stearns & Cos., Inc.............  16,200      949,968
           Citigroup Inc........................ 115,302    5,820,445
           Countrywide Credit Industries Inc....  16,100      659,617
           Federal Home Loan Mortgage Corp......  20,100    1,314,540
           Federal National Mortgage Association  24,100    1,915,950
           J P Morgan Chase & Company...........  38,450    1,397,657
           Lehman Brothers Holdings Inc.........  19,600    1,309,280
           Merrill Lynch & Co., Inc.............   9,200      479,504
           Morgan Stanley Dean Witter & Co......  16,900      945,386
                                                         ------------
                                                           15,299,145
                                                         ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                                Shares     Value
                                                ------- ------------
           COMMON STOCK (Continued)
           FINANCE (Continued)
           Insurance--5.2%
           Aetna Incorporated*.................   9,600 $    316,704
           Allstate Corp.......................  33,000    1,112,100
           American International Group Inc....  10,600      841,640
           Chubb Corp..........................  12,900      890,100
           CIGNA Corp..........................  11,100    1,028,415
           MBIA Inc............................  22,800    1,222,764
           Metlife Incorporated................  36,900    1,168,992
           MGIC Investment Corp................  17,100    1,055,412
           SAFECO Corp.........................  27,700      862,855
           St. Paul Cos. Inc...................  19,600      861,812
           Torchmark Corp......................  30,200    1,187,766
           XL Capital Ltd......................  11,400    1,041,504
                                                        ------------
                                                          11,590,064
                                                        ------------
           Savings And Loan--0.8%
           Washington Mutual Inc...............  54,050    1,767,435
                                                        ------------
                                                          52,296,357
                                                        ------------
           GENERAL BUSINESS--1.8%
           Communication Services--1.8%
           AT&T Corp.*.........................  63,000    1,142,820
           Sprint Corp.........................  44,000      883,520
           Worldcom Incorporated*.............. 145,900    2,054,272
                                                        ------------
                                                           4,080,612
                                                        ------------
           TECHNOLOGY--4.6%
           Aerospace--0.9%
           Goodrich Co.........................  37,300      992,926
           Lockheed Martin Corp................  22,700    1,059,409
                                                        ------------
                                                           2,052,335
                                                        ------------
           Computers & Business Equipment--2.1%
           Hewlett Packard Co..................  57,250    1,175,915
           IBM Corp............................   8,000      967,680
           Ingram Micro Inc.*..................  59,700    1,034,004
           Motorola Inc........................  15,500      232,810
           Quantum Corporation*................  56,200      553,570
           Tech Data Corp.*....................  17,800      770,384
                                                        ------------
                                                           4,734,363
                                                        ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                                Shares    Value
                                                ------ ------------
            COMMON STOCK (Continued)
            TECHNOLOGY (Continued)
            Electronics--1.1%
            Adaptec Inc.*...................... 23,400 $    339,300
            Avnet Inc.......................... 39,800    1,013,706
            Solectron Corp.*................... 58,090      655,255
            Thomas & Betts Corp................ 22,200      469,530
                                                       ------------
                                                          2,477,791
                                                       ------------
            Software--0.5%
            Electronic Data Systems Corp....... 14,700    1,007,685
                                                       ------------
                                                         10,272,174
                                                       ------------
            TRANSPORTATION--2.5%
            Railroads & Equipment--2.3%
            Burlington Northern Santa Fe Inc... 38,300    1,092,699
            CSX Corp........................... 39,300    1,377,465
            Norfolk Southern Corp.............. 57,300    1,050,309
            Union Pacific Corp................. 26,100    1,487,700
                                                       ------------
                                                          5,008,173
                                                       ------------
            Trucking & Freight Forwarding--0.2%
            Ryder Systems Inc.................. 16,300      361,045
                                                       ------------
                                                          5,369,218
                                                       ------------
            UTILITIES--7.7%
            Electric Utilities--4.3%
            Allegheny Energy Inc............... 23,000      833,060
            Ameren Corp........................ 20,000      846,000
            American Electric Power Co., Inc... 34,960    1,521,809
            Cinergy Corp....................... 35,400    1,183,422
            CMS Energy Corp.................... 26,200      629,586
            Consolidated Edison Inc............ 23,200      936,352
            Entergy Corp.......................  6,000      234,660
            PG&E Corp.......................... 40,700      783,068
            Potomac Electric Power Co.......... 33,500      756,095
            Wisconsin Energy Corp.............. 24,000      541,440
            Xcel Energy Incorporated*.......... 40,455    1,122,221
                                                       ------------
                                                          9,387,713
                                                       ------------

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust
                               Value Equity Fund
                            Schedule of Investments
                               December 31, 2001

                                                                       Shares      Value
                                                                      --------- ------------
COMMON STOCK (Continued)
UTILITIES (Continued)
Gas & Pipeline Utilities--0.4%
FirstEnergy Corp.....................................................    15,300 $    535,194
Western Resources Inc................................................    26,100      448,920
                                                                                ------------
                                                                                     984,114
                                                                                ------------
Telephone--3.0%
Bellsouth Corp.......................................................    34,300    1,308,545
SBC Communications Inc...............................................    57,400    2,248,358
Verizon Communications...............................................    63,532    3,015,229
                                                                                ------------
                                                                                   6,572,132
                                                                                ------------
                                                                                  16,943,959
                                                                                ------------
TOTAL COMMON STOCK (cost $157,322,075)...............................            163,106,763
                                                                                ------------
INVESTMENT FUNDS--23.7%
State Street Bank and Trust Company
Russell 1000 Value Index Securities Lending Fund** (cost $52,204,139) 1,849,879   52,543,965
                                                                                ------------
TOTAL EQUITY INVESTMENT SECURITIES (cost $209,526,214)...............            215,650,728
                                                                                ------------

                                                                       Units
                                                                      ---------
SHORT TERM INVESTMENTS--3.4%
State Street Bank Yield Enhanced Short Term Investment Fund**
  (cost $7,447,500).................................................. 7,447,500    7,447,500
                                                                                ------------
TOTAL INVESTMENTS--100.8% (cost $216,973,714)........................            223,098,228
Liabilities in excess of other assets--(0.8)%........................             (1,700,585)
                                                                                ------------
NET ASSETS--100.0%...................................................           $221,397,643
                                                                                ============

--------
*  Non-income producing security.
** Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                      Statement of Assets and Liabilities

                                                                                December 31,
                                                                                    2001
                                                                                ------------
                                    ASSETS
State Street Bank collective investment funds, at value:
   Stable Asset Return Fund (cost of $ 9,402,727 and units of 9,402,727)....... $ 9,402,727
   Intermediate Bond Fund (cost of $ 9,694,804 and units of 704,168)...........  10,969,848
   Value Equity Fund (cost of $ 2,057,031 and units of 82,460).................   2,193,970
   Growth Equity Fund (cost of $1,359,230 and units of 48,184).................   2,193,970
   Index Equity Fund (cost of $ 4,826,259 and units of 164,760)................   4,387,939
   International Equity Fund (cost of $ 2,790,291 and units of 128,774)........   2,193,970
Receivable for investments sold................................................     108,572
Receivable for fund units sold.................................................      30,108
                                                                                -----------
       Total assets............................................................  31,481,104
                                                                                -----------
                                  LIABILITIES
Payable for investments purchased..............................................     138,680
                                                                                -----------
       Total liabilities.......................................................     138,680
                                                                                -----------
Net assets (equivalent to $16.44 per unit based on 1,906,106 units outstanding) $31,342,424
                                                                                ===========



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                            Statement of Operations

                                                                  For the
                                                                 year ended
                                                                December 31,
                                                                    2001
                                                                ------------
    Investment income..........................................  $      --
                                                                 ---------
    Net Realized and Unrealized Gain on Investments
       Net realized loss on investments........................   (216,686)
       Change in net unrealized appreciation...................    183,363
                                                                 ---------
           Net realized and unrealized gain on investments.....    (33,323)
                                                                 ---------
    Net decrease in net assets resulting from operations.......  $ (33,323)
                                                                 =========


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                      Statement of Changes in Net Assets

                                                                               For the year ended
                                                                                  December 31,
                                                                            ------------------------
                                                                               2000         2001
                                                                            -----------  -----------
From operations
   Net investment income................................................... $        --           --
   Net realized gain (loss) on investments.................................   1,419,483     (216,686)
   Net change in unrealized appreciation on investments....................    (740,248)     183,363
                                                                            -----------  -----------
       Net increase (decrease) in net assets resulting from operations.....     679,235      (33,323)
                                                                            -----------  -----------
From unitholder transactions
   Proceeds from sales of units............................................   8,705,954    8,547,324
   Cost of units redeemed..................................................  (4,947,141)  (7,429,283)
                                                                            -----------  -----------
       Net increase in net assets resulting from unitholder
         transactions......................................................   3,758,813    1,118,041
                                                                            -----------  -----------
   Net increase in net assets..............................................   4,438,048    1,084,718
   Net assets beginning of year............................................  25,819,658   30,257,706
                                                                            -----------  -----------
   Net assets end of year.................................................. $30,257,706  $31,342,424
                                                                            ===========  ===========
Number of units
Outstanding--beginning of year.............................................   1,608,068    1,839,139
   Sold....................................................................     535,233      525,535
   Redeemed................................................................    (304,162)    (458,568)
                                                                            -----------  -----------
Outstanding--end of year...................................................   1,839,139    1,906,106
                                                                            ===========  ===========


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                   Conservative Structured Portfolio Service

                             Financial Highlights

                (For a unit outstanding throughout the period)

                                                           For the year ended December 31
                                                   ---------------------------------------------
                                                    1997      1998      1999     2000     2001
                                                   -------   -------   -------  -------  -------
Investment income*................................ $    --   $    --   $    --  $    --  $    --
Expenses*+........................................    (.01)     (.01)       --       --       --
                                                   -------   -------   -------  -------  -------
Net investment income (loss)......................    (.01)     (.01)       --       --       --
Net realized and unrealized gain on investments...    1.52      1.73      1.37      .39     (.01)
                                                   -------   -------   -------  -------  -------
Net increase in unit value........................    1.51      1.72      1.37      .39     (.01)
Net asset value at beginning of period............   11.46     12.97     14.69    16.06    16.45
                                                   -------   -------   -------  -------  -------
Net asset value at end of period.................. $ 12.97   $ 14.69   $ 16.06  $ 16.45  $ 16.44
                                                   =======   =======   =======  =======  =======
Ratio of expenses to average net assets+..........     .09%      .08%       --       --       --
Ratio of net investment loss to average net assets    (.09)%    (.08)%      --       --       --
Portfolio turnover**..............................      33%       57%       46%      30%     38 %
Total return......................................   13.18%    13.26%     9.33%    2.43%   (0.06)%
Net assets at end of period (in thousands)........ $17,228   $22,731   $25,820  $30,258  $31,342

--------
 * Calculations prepared using the average number of units outstanding during the period.
** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
+ The calculation includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the fund in which the Portfolio invests.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                      Statement of Assets and Liabilities




                                                                                December 31,
                                                                                    2001
                                                                                ------------
                                    ASSETS
State Street Bank collective investment funds, at value:
   Stable Asset Return Fund (cost of $ 11,085,548 and units of 11,085,548)..... $ 11,085,548
   Intermediate Bond Fund (cost of $ 28,873,795 and units of 2,134,785)........   33,256,644
   Value Equity Fund (cost of $ 11,294,528 and units of 458,311)...............   12,194,103
   Growth Equity Fund (cost of $5,224,808 and units of 267,808)................   12,194,103
   Index Equity Fund (cost of $ 27,356,372 and units of 957,361)...............   25,496,760
   International Equity Fund (cost of $ 21,372,662 and units of 975,990).......   16,628,322
Receivable for investments sold................................................      804,781
                                                                                ------------
     Total assets..............................................................  111,660,261
                                                                                ------------
                                  LIABILITIES
Payable for investments purchased..............................................      488,105
Payable for units sold.........................................................      316,676
                                                                                ------------
     Total liabilities.........................................................      804,781
                                                                                ------------
Net assets (equivalent to $17.27 per unit based on 6,417,587 units outstanding) $110,855,480
                                                                                ============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                            Statement of Operations



                                                                For the year
                                                                   ended
                                                                December 31,
                                                                    2001
                                                                ------------
    Investment income.......................................... $        --
                                                                -----------
    Net Realized and Unrealized Gain (Loss) on Investments
       Net realized (loss) on investments......................  (4,746,561)
       Change in net unrealized appreciation...................  (2,041,599)
                                                                -----------
           Net realized and unrealized loss on investments.....  (6,788,160)
                                                                -----------
    Net decrease in net assets resulting from operations....... $(6,788,160)
                                                                ===========



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                      Statement of Changes in Net Assets




                                                                                For the year ended
                                                                                   December 31,
                                                                            --------------------------
                                                                                2000          2001
                                                                            ------------  ------------
From operations
   Net investment income................................................... $         --            --
   Net realized gain (loss) on investments.................................    9,193,982    (4,746,561)
   Net change in unrealized appreciation on investments....................  (11,955,989)   (2,041,599)
                                                                            ------------  ------------
       Net (decrease) in net assets resulting from operations..............   (2,762,007)   (6,788,160)
                                                                            ------------  ------------
From unitholder transactions
   Proceeds from sales of units............................................   27,855,875    12,954,383
   Cost of units redeemed..................................................  (17,049,846)  (15,698,058)
                                                                            ------------  ------------
       Net increase (decrease) in net assets resulting from unitholder
         transactions......................................................   10,806,029    (2,743,675)
                                                                            ------------  ------------
   Net increase (decrease) in net assets...................................    8,044,022    (9,531,835)
   Net assets at beginning of year.........................................  112,343,293   120,387,315
                                                                            ------------  ------------
   Net assets at end of year............................................... $120,387,315  $110,855,480
                                                                            ============  ============
Number of units
   Outstanding--beginning of year..........................................    5,999,864     6,575,412
       Sold................................................................    1,484,217       753,887
       Redeemed............................................................     (908,669)     (911,712)
                                                                            ------------  ------------
   Outstanding--end of year................................................    6,575,412     6,417,587
                                                                            ============  ============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                     Moderate Structured Portfolio Service

                             Financial Highlights

                (For a unit outstanding throughout the period)





                                                     For the year ended December 31,
                                           -------------------------------------------------
                                            1997      1998       1999      2000       2001
                                           -------   -------   --------  --------   --------
Investment income*........................ $    --   $    --   $     --  $     --         --
Expenses*+................................    (.01)     (.01)        --        --         --
                                           -------   -------   --------  --------   --------
Net investment income (loss)..............    (.01)     (.01)        --        --         --
Net realized and unrealized gain (loss)
 on investments...........................    2.01      2.43       2.37      (.41)     (1.04)
                                           -------   -------   --------  --------   --------
Net increase (decrease) in unit value.....    2.00      2.42       2.37      (.41)     (1.04)
Net asset value at beginning of period....   11.93     13.93      16.35     18.72      18.31
                                           -------   -------   --------  --------   --------
Net asset value at end of period.......... $ 13.93   $ 16.35   $  18.72  $  18.31   $  17.27
                                           =======   =======   ========  ========   ========
Ratio of expenses to average net assets...     .09 %     .08 %       --        --         --
Ratio of net investment loss to average
 net assets...............................    (.09)%    (.08)%       --        --         --
Portfolio turnover**......................      18 %      31 %       24%       29 %       28 %
Total return..............................   16.76 %   17.37 %    14.50%    (2.19)%    (5.68)%
Net assets at end of period (in thousands) $66,095   $84,346   $112,343  $120,387   $110,855

--------
 * Calculations prepared using the average number of units outstanding during the period.
** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
+ The calculation includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the fund in which the Portfolio invests.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                      Statement of Assets and Liabilities


                                                                                December 31,
                                                                                    2001
                                                                                ------------
                                    ASSETS
State Street Bank collective investment funds, at value:
   Intermediate Bond Fund (cost of $13,066,950 and units of 954,601)........... $14,871,203
   Value Equity Fund (cost of $13,856,212 and units of 558,929)................  14,871,203
   Growth Equity Fund (cost of $4,701,706 and units of 326,603)................  14,871,203
   Index Equity Fund (cost of $30,741,892 and units of 1,116,778)..............  29,742,406
   International Equity Fund (cost of $25,540,620 and units of 1,163,810)......  19,828,270
   Aggressive Equity Fund (cost of $5,971,332 and units of 83,031).............   4,957,068
Receivable for investments sold................................................     415,881
Receivable for fund units sold.................................................     143,079
                                                                                -----------
       Total assets............................................................  99,700,313
                                                                                -----------
                                  LIABILITIES
Payable for investments purchased..............................................     558,960
                                                                                -----------
       Total liabilities.......................................................     558,960
                                                                                -----------
Net assets (equivalent to $18.08 per unit based on 5,484,656 units outstanding) $99,141,353
                                                                                ===========


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                            Statement of Operations




                                                                  For the
                                                                 year ended
                                                                December 31,
                                                                    2001
                                                                ------------
  Investment income............................................ $         --
                                                                ------------
  Net Realized and Unrealized Gain (Loss) on Investments
     Net realized (loss) on investments........................   (8,940,684)
     Change in net unrealized appreciation.....................   (3,114,697)
                                                                ------------
         Net realized and unrealized (loss) on investments.....  (12,055,381)
                                                                ------------
  Net (decrease) in net assets resulting from operations....... $(12,055,381)
                                                                ============



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                      Statement of Changes in Net Assets




                                                             For the year ended
                                                                December 31,
                                                         --------------------------
                                                             2000          2001
                                                         ------------  ------------
From operations
   Net investment loss.................................. $         --  $         --
   Net realized gain (loss) on investments..............    8,399,196    (8,940,684)
   Net change in unrealized appreciation on investments.  (16,142,907)   (3,114,697)
                                                         ------------  ------------
       Net (decrease) in net assets resulting from
        operations......................................   (7,743,711)  (12,055,381)
                                                         ------------  ------------
From unitholder transactions
   Proceeds from sales of units.........................   26,144,151    12,595,685
   Cost of units redeemed...............................  (10,165,548)   (6,177,309)
                                                         ------------  ------------
       Net increase in net assets resulting from
        unitholder transactions.........................   15,978,603     6,418,376
                                                         ------------  ------------
       Net increase (decrease) in net assets............    8,234,892    (5,637,005)
Net assets at beginning of year.........................   96,543,466   104,778,358
                                                         ------------  ------------
Net assets at end of year............................... $104,778,358  $ 99,141,353
                                                         ============  ============
Number of units
   Outstanding--beginning of year.......................    4,412,326     5,142,118
       Sold.............................................    1,198,539       677,750
       Redeemed.........................................     (468,747)     (335,212)
                                                         ------------  ------------
   Outstanding--end of year.............................    5,142,118     5,484,656
                                                         ============  ============



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                    Aggressive Structured Portfolio Service

                             Financial Highlights

                (For a unit outstanding throughout the period)

                                          For the year ended December 31,
                                 ------------------------------------------------
                                  1997      1998      1999       2000      2001
                                 -------   -------   -------   --------   -------
Investment income*.............. $    --   $    --   $    --   $     --   $    --
Expenses*+......................    (.01)     (.01)       --         --        --
                                 -------   -------   -------   --------   -------
Net investment loss.............    (.01)     (.01)       --         --        --
Net realized and unrealized gain
  (loss) on investments.........    2.51      3.02      3.96      (1.50)    (2.30)
                                 -------   -------   -------   --------   -------
Net increase (decrease) in unit
  value.........................    2.50      3.01      3.96      (1.50)    (2.30)
Net asset value at beginning of
  period........................   12.41     14.91     17.92      21.88     20.38
                                 -------   -------   -------   --------   -------
Net asset value at end of period $ 14.91   $ 17.92   $ 21.88   $  20.38   $ 18.08
                                 =======   =======   =======   ========   =======
Ratio of expenses to average net
  assets........................     .09 %     .08 %      --         --        --
Ratio of net investment loss to
  average net assets............    (.09)%    (.08)%      --         --        --
Portfolio turnover**............      18 %      26 %      22 %       25 %      20 %
Total return....................   20.15 %   20.19 %   22.09 %    (6.86)%  (11.29)%
Net assets at end of period (in
  thousands).................... $51,868   $66,845   $96,543   $104,778   $99,141

--------
 * Calculations prepared using the average number of units outstanding during the period.
** Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
 + The calculation includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the fund in which the Portfolio invests.



  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                         Notes to Financial Statements

1.   Description of the Trust

   American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank") acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Eight separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

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

      Index Equity Fund--replication of the total return of the Russell 3000 Index. Currently invests in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (the "Russell Fund"), a separate State Street Bank collective investment fund. The Russell Fund invests in securities contained in the Russell 3000 Index. This underlying fund's financial statements are available upon request from State Street Bank.

      Intermediate Bond Fund--total return from current income and capital appreciation through investment in debt securities. Currently invests in the PIMCO Total Return Fund (the "Total Return Fund"), a registered investment company. The Total Return Fund invests primarily in intermediate-term investment grade bonds. This underlying fund's financial statements are available upon request from State Street Bank.

      International Equity Fund--long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies. Currently invests in international equities and the T. Rowe Price International Stock Fund, a registered investment company, which invests worldwide primarily in well-established, non-U.S. companies. This underlying fund's financial statements are available upon request from State Street Bank.

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

      Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, (the "Value Fund") a separate State Street Bank collective investment fund. A portion of the Value Fund invests in securities contained in the Russell 1000 Value Index. This underlying fund's financial statements are available upon request from State Street Bank.

        American Bar Association Members/State Street Collective Trust

      Structured Portfolio Service

Conservative--higher current investment income and some capital appreciation.

Moderate--high current investment income and greater capital appreciation.

Aggressive--long term growth of capital and lower current investment income.

   Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See the Statement of Assets and Liabilities of each portfolio for Fund allocation at December 31, 2001.

   The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

   State Street Bank has assumed responsibility for administering and providing investment options for the Program. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

   State Street Bank is responsible for certain recordkeeping and administrative services required by the Program. In addition, State Street Bank is the primary custodian, provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.


2.  Summary of Significant Accounting Policies

   The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:

   A.  Security Valuation

   Stable Asset Return Fund: It is the Trust's policy to attempt to maintain a constant price of $1.00 per unit for SARF. SARF invests in a State Street Bank collective investment fund (SAFT) whose investments include insurance company, bank and financial institution investment contracts and short-term investments. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund's investors are participants in qualified benefit plans, the insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

   Other Funds: Stocks listed on national securities exchanges and certain over-the-counter issues traded on the Nasdaq National Market (NASDAQ) are valued at the last sale price, or, if no sale, at the latest available bid price. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

        American Bar Association Members/State Street Collective Trust

   Foreign securities not traded directly or in American Depositary Receipt
(ADR) form in the United States are valued in the local currency at the last sale price on the respective exchange and are converted into the U.S. dollar equivalent at current exchange rates.

   United States Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices.

   Fixed income investments are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the Trustee. If not valued by a pricing service, such securities are valued at prices obtained from independent brokers. Convertible bonds and unlisted convertible preferred stocks are valued at bid prices obtained from one or more major dealers in such securities. Where there is a discrepancy between dealers, values may be adjusted based on recent discount spreads to the underlying common stock.

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

   The accounting records of the Funds and Portfolios are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at period end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

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

   Certain collective investment funds and registered investment companies in which the Fund invests may retain investment income and net realized gains. Accordingly, realized and unrealized gains and losses reported by the Fund may include a component attributable to investment income of the underlying funds.

   C.  Foreign Currency Transactions

   Reported net realized gains and losses on foreign currency transactions represent net gains and losses from disposition of foreign currencies, currency gains and losses realized between the trade and settlement dates on securities transactions, and the difference between the amount of net investment

        American Bar Association Members/State Street Collective Trust income accrued and the U.S. dollar amount actually received. The effects of changes in foreign currency exchange rates on investments in securities are not segregated in the Statement of Operations from the effects of changes in market prices of those securities, but are included with the net realized and unrealized gain or loss on investments in securities.

   Net unrealized foreign exchange gains and losses arising from changes in the value of other assets and liabilities as a result of changes in foreign exchange rates are included as increases and decreases in unrealized appreciation/depreciation on foreign currency related transactions.

   D.  Income Taxes

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

   E.  Distributions to Participants

   Stable Asset Return Fund: As of the close of business on each daily valuation date, all net investment income is allocated among the unitholders in proportion to the number of units held by each unitholder in the fund and is reinvested on behalf of each such unitholder in new units.

   All Other Funds: Pursuant to the Declaration of Trust, the Funds and Portfolios are not required to distribute their net investment income or gains from the sale of portfolio investments.

   F.  Sales and Redemptions of Units of Participation

   The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of registered units, each unit to be offered and sold daily at the respective Fund's and Portfolio's net asset value.

   G.  TBA Commitments and Roll Transactions

   The Balanced Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Balanced Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Balanced Fund's other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under "Security Valuation" above. The Balanced Fund may dispose of a commitment prior to settlement if the Balanced Fund's advisor deems it appropriate to do so. Upon settlement date, the Balanced Fund may take delivery of the securities or defer (roll) the delivery to the next month.

        American Bar Association Members/State Street Collective Trust

   H.  Futures Contracts

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

   The Fund enters into futures contracts only on exchanges or boards of trade where the exchange or board of trade acts as the counterparty to the transaction. Thus, credit risk on such transactions is limited to the failure of the exchange or board of trade. Losses in value may arise from changes in the value of the underlying instruments or if there is an illiquid secondary market for the contracts. In addition, there is the risk that there may not be an exact correlation between a futures contract and the underlying index.

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

   A summary of obligations under these financial instruments at December 31, 2001 is as follows:

 Number of Expiration        Futures         Notional           Net Unrealized
 Contracts    Date          Contracts          Cost    Position  Appreciation
 --------- ---------- --------------------- ---------- -------- --------------
    11     March 2002 S&P 500 Index Futures $3,141,741   Long      $18,559

   At December 31, 2001, the Growth Equity Fund had assigned a U.S. Treasury Bill, with principal of $500,000, to cover initial margin requirements on any open futures contracts.

   I.  Use of Estimates

   The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3.  Investment Advisory, Investment Management and Related Party Transactions

   State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group, Sit Investment Associates, Inc., Morgan Stanley Investment Management, Inc. (successor to Miller Anderson and Sherrerd), Lincoln Capital Management Company, Alliance Capital Management L.P.'s Bernstein Investment Research and Management Unit, and Bankers Trust Company, a wholly-owned subsidiary of Deutsche Bank AG, to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

        American Bar Association Members/State Street Collective Trust

   A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the Advisor's contract. These fees are accrued on a daily basis and paid monthly from the assets. Actual fees paid to each investment advisor during the year are disclosed in the prospectus. Fee rate ranges based on the respective breakpoints are as follows:

   Investment Advisor                                       Fee Rate Range
   ------------------                                       --------------
   Capital Guardian Trust Company (Growth Equity,
    Aggressive Equity and Balanced)........................  .225% to .50% *
   Dresdner RCM Global Investors LLC (Growth Equity).......   .25% to .70%
   Dresdner RCM Global Investors LLC (International Equity)   .40% to .75%
   Sit Investment Associates (Aggressive Equity)...........  .60% to 1.00%
   Morgan Stanley Investment Management (Balanced).........  .125% to .50%
   Lincoln Capital Management Company (Growth Equity)...... .15% to .4675%
   Alliance Capital Management L.P. (Value Equity).........   .15% to .50%
   Bankers Trust Company (Growth Equity)................... .010% to .075%

--------
 * Subject to a 5% fee reduction based on aggregate fees.

   T. Rowe Price International Inc., manager of the T. Rowe Price International Stock Fund, pays a .10% fee reimbursement based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $48,658 relating to this fee for the year ended December 31, 2001.

   A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

                                             Rate for ABRA
                                              Year ended
                                             December 31,
                     Value of Program Assets     2001
                     ----------------------- -------------
                       First $500 million...     .075%
                       Next $850 million....     .065
                       Next $1.15 billion...     .035
                       Next $1.5 billion....     .025
                       Over $4.0 billion....     .015

   ABRA received Program fees of $1,568,289 for the year ended December 31, 2001.

   A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The reduction for the year ended December 31, 2001 totaled $64,429 and is allocated to each Fund based on net asset value.

        American Bar Association Members/State Street Collective Trust

   The State Street Program fee is calculated monthly as one-twelfth of the sum of (a) $750,000 plus (b) $191 multiplied by the number of participants in the Program, as further defined in the agreement. Effective July 1, 2001 the program expense fee is calculated as follows: the monthly fee is equal to one-twelfth of the sum of (i) $750,000 plus (ii) $201 multiplied by the number of participants in the Program other than active participants without account balances as of the last business day of the immediately preceding month, plus
(iii) $201 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee is accrued daily and is paid monthly. The $201 amount in the above calculation includes $10 per Participant for the participant advisor service. See "Contributions and Investment Selection--Participant Advisor Service."

   A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

                       Value of Assets in all Funds Rate
                       ---------------------------- ----
                            First $1.0 billion.....  .15%
                            Next $1.8 billion...... .058
                            Over $2.8 billion...... .025

   State Street Bank received trustee, management and administration fees which aggregated $2,703,538 for the year ended December 31, 2001. These fees are allocated to each Fund based on net asset value.

   The Portfolios are not charged a separate annual fee.

4.  Purchases and Sales of Securities

   The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

                                              Year ended December 31, 2001
                                              -----------------------------
                                                Purchases        Sales
                                              -------------- --------------
    Aggressive Equity Fund................... $  165,036,776 $  186,964,954
    Balanced Fund............................  1,059,690,981  1,047,679,356
    Growth Equity Fund.......................    484,453,427    557,463,304
    Stable Asset Return Fund.................             --             --
    Index Equity Fund........................     29,509,395     17,303,774
    Value Equity Fund........................    100,872,401     67,353,174
    International Equity Fund................    203,940,176    193,917,072
    Intermediate Bond Fund...................     62,280,190     30,678,844
    Conservative Structured Portfolio Service     12,966,935     11,848,894
    Moderate Structured Portfolio Service....     31,508,737     34,252,412
    Aggressive Structured Portfolio Service..     25,853,341     19,434,964

   The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                 Year ended December 31, 2001
                                 ----------------------------
                                   Purchases        Sales
                                  -----------    -----------
                   Growth Equity $ 1,875,943    $ 1,710,000
                   Balanced Fund  23,904,046     11,983,533

        American Bar Association Members/State Street Collective Trust

5.  Geographic and Industry Concentration

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

6.  Revised AICPA Audit Guide

   As required, effective January 1, 2001, the Balanced Fund has adopted the provisions of the AICPA Audit and Accounting Guide for Investment Companies and began amortizing discount or premium on debt securities. Prior to January 1, 2001, the Fund did not amortize premiums on all debt securities. The cumulative effect of this accounting change had no impact on total net assets of the Fund, but resulted in a $72,637 reduction in cost of securities and a corresponding $72,637 increase in net unrealized appreciation (depreciation), based on securities held by the Fund on January 1, 2001.

   The effect of this change for the year ended December 31, 2001 was to decrease net investment income by $1,103,809, increase net unrealized appreciation (depreciation) by $72,637 and increase net realized gains (losses) by $1,031,172.

                                 EXHIBIT INDEX

Exhibit No. Description of Document
----------- -----------------------
   3.1      American Bar Association Members/State Street Collective Trust, Declaration of Trust
            by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant's Form S-1 Registration Statement No. 33-50080
            and incorporated herein by reference thereto.
   3.2      American Bar Association Members/State Street Collective Trust, Amendment to
            Declaration of Trust by State Street Bank and Trust Company, dated July 31, 1995, included as Exhibit 3.2 to Registrant's Form S-1 Registration Statement No. 33-92120
            and incorporated herein by reference thereto.
   3.3      American Bar Association Members/State Street Collective Trust, Fifth Amended Fund
            Declaration for the Stable Asset Return Fund, included as Exhibit 3.3 to Registrant's Form
            S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.4      American Bar Association Members/State Street Collective Trust, Third Amended and
            Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 3.4 to
            Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.5      American Bar Association Members/State Street Collective Trust, Fourth Amended and
            Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5 to Registrant's
            Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.6      American Bar Association Members/State Street Collective Trust, Third Amended and
            Restated Fund Declaration for the Value Equity Fund, included as Exhibit 3.6 to
            Registrant's Form S-1 Registration Statement No.333-69427 and incorporated herein by reference thereto.
   3.7      American Bar Association Members/State Street Collective Trust, Fifth Amended and
            Restated Fund Declaration for the Growth Equity Fund included as Exhibit 3.7 to
            Registrant's Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.
   3.8      American Bar Association Members/State Street Collective Trust, Fourth Amended and
            Restated Fund Declaration for the Index Equity Fund, included as Exhibit 3.8 to
            Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.9      American Bar Association Members/State Street Collective Trust, Fifth Amended and
            Restated Fund Declaration for the Aggressive Equity Fund, included as Exhibit 3.9 to the
            Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.
   3.10     American Bar Association Members/State Street Collective Trust, Fourth Amended and
            Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to the Registrant's Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.
   3.11     American Bar Association Members/State Street Collective Trust, First Amended and
            Restated Fund Declaration for the Structured Portfolio Service, included as Exhibit 3.11 to Registrant's Form S-1 Registration Statement No. 333-69427 and incorporated herein by reference thereto.

Exhibit No. Description of Document
----------- -----------------------
   4.1      American Bar Association Members/State Street Collective Trust, Declaration of Trust
            and Fund Declaration for each Fund and the Structured Portfolio Service, included in
            Exhibits No. 3.1 through 3.11 above.
   10.1     Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement
            Association and State Street Bank and Trust Company, included as Exhibit 10.1 to
            Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.2     Trust Agreement of the American Bar Association Members Pooled Trust for
            Retirement Plans, amended and restated as of January 1, 1992, by and between the
            American Bar Retirement Association and State Street Bank and Trust Company,
            included as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31,
            1991 and incorporated herein by reference thereto.
   10.3     Amendment to the American Bar Association Members Retirement Trust, dated July 31,
            1995 by and between the American Bar Retirement Association and State Street Bank
            and Trust Company, included as Exhibit 10.3 to Registrant's Form S-1 Registration
            Statement No. 33-92120 and incorporated herein by reference thereto.
   10.4     Amendment to the American Bar Association Members Pooled Trust for Retirement
            Plans, dated July 31, 1995 by and between the American Bar Retirement Association and
            State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant's Form S-1
            Registration Statement No. 33-92120 and incorporated herein by reference thereto.
   10.5*    American Bar Association Members Retirement Plan--Basic Plan Document No. 01 as
            amended and related adoption agreements.
   10.6*    American Bar Association Members Defined Benefit Pension Plan--Basic Plan Document
            No. 02 and related adoption agreements.
   10.7.1   Administrative and Investment Services Agreement effective January 1, 1999, between
            State Street Bank and Trust Company and the American Bar Retirement Association,
            included as Exhibit 10.7 to Registrant's Form S-1 Registration Statement No. 333-69427
            and incorporated herein by reference thereto.
   10.7.2   Amendment No.1 to the Administrative and Investment Services Agreement between
            State Street Bank and Trust Company and the American Bar Retirement Association,
            included as Exhibit 10.7.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.
   10.7.3   Amendment No. 2 to the Administrative and Investment Services Agreement between
            State Street Bank and Trust Company and the American Bar Retirement Association,
            included as Exhibit 10.7.3 to Registrant's Form S-1 Registration Statement No.
            333-84814 and incorporated herein by reference thereto.
   10.8     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.9     Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit
            10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

Exhibit No. Description of Document
----------- -----------------------
   10.10    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.11    Investment Advisor Agreement effective as of January 1, 1992 by and between State Street
            Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.
   10.12    Investment Advisor Agreement effective as of October 1, 1992 by and between State Street
            Bank and Trust Company and Morgan Stanley Investment Management (as successor to
            Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant's Form S-1 Registration
            Statement No. 33-50080 and incorporated herein by reference thereto.
   10.13    Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
   10.14    Investment Advisor Agreement dated July 31, 1995 by and between State Street Bank and
            Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to
            Registrant's Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.
   10.15    -Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to
            Registrant's Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.
   10.16    Investment Advisor Agreement effective as of June 13, 1997 by and between State Street
            Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
   24.1*    Power of Attorney.

--------
   * Filed herewith