Form 10-Q
period 2002-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2002-05-15
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________   to  ________________

Commission file No. 333-84814


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

                                 (617) 786-3000
              (Registrant's telephone number, including area code)

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

                            Yes X       No
                               ---         ---

                        AMERICAN BAR ASSOCIATION MEMBERS/
                          STATE STREET COLLECTIVE TRUST

                                    FORM 10-Q

                                TABLE OF CONTENTS




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

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............45


PART II.  OTHER INFORMATION

     Item 5. Other Information.................................50

     Item 6. Exhibits and Reports on Form 8-K..................51


SIGNATURES.....................................................52

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                          March 31, 2002
                                                                          --------------
Assets
     Investments, at value (cost $337,247,298)                             $333,447,310
     Cash                                                                        46,334
     Receivable for investments sold                                          5,194,207
     Receivable for fund units sold                                                   0
     Dividends and interest receivable                                          170,168
     Other assets                                                                 2,166
                                                                          -------------

          Total  assets                                                     338,860,185
                                                                          -------------

Liabilities
     Payable for investments purchased                                        3,477,613
     Payable for fund units purchased                                         1,748,142
     Accrued expenses                                                           459,955
     Other liabilities                                                          252,390
                                                                          -------------

          Total liabilities                                                   5,938,100
                                                                          -------------

Net Assets                                                                 $332,922,085
                                                                          =============


Net asset value, redemption price and offering price per unit of
beneficial interest ($332,922,085/5,556,994 units outstanding)                   $59.91
                                                                          =============

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                  For the period
                                                                                  January 1, 2002
                                                                                 to March 31, 2002
                                                                                 -----------------
Investment income:
     Dividend income                                                                     $553,613
     Interest income                                                                      142,970
                                                                                 -----------------

          Total investment income                                                         696,583

Expenses:
     Investment advisory fee                                                              329,211
     State Street Bank & Trust Company - program fee                                      250,728
     American Bar Retirement Association - program fee                                     36,669
     Trustee, management and administration fees                                           63,956
     Other expenses and taxes                                                              35,164
     Registration fees                                                                          0
                                                                                 -----------------

          Total expenses                                                                  715,728
Program fee reduction from State Street Bank Trust Company                                 (1,447)
                                                                                 -----------------

          Net expenses                                                                    714,281
                                                                                 -----------------

          Net investment loss                                                             (17,698)
                                                                                 -----------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                         1,975,696
          Unrealized depreciation of investments during the period                       (872,135)
                                                                                 -----------------

          Net gain on investments                                                       1,103,561
                                                                                 -----------------

          Net increase in net assets resulting from operations                         $1,085,863
                                                                                 ================

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                        For the period
                                                                                        January 1, 2002
                                                                                       to March 31, 2002
                                                                                       -----------------
Increase in net assets from:
Operations:
          Net investment loss                                                              $    (17,698)
          Net realized gain on investments                                                    1,975,696
          Unrealized depreciation of investments during the period                             (872,135)
                                                                                        ---------------

          Net increase in net assets resulting from operations                                1,085,863
                                                                                        ---------------

Participant transactions:
          Proceeds from sales of units                                                        7,556,219
          Cost of units redeemed                                                             (6,978,458)

          Net increase in net assets resulting from participant transactions                    577,761
                                                                                        ---------------

                    Total increase in net assets                                              1,663,624

Net Assets:
          Beginning of period                                                               331,258,460
                                                                                        ---------------
          End of period                                                                    $332,922,084
                                                                                        ===============

Number of units:
          Outstanding-beginning of period                                                     5,548,719
               Sold                                                                             129,885
               Redeemed                                                                        (121,610)

          Outstanding-end of period                                                           5,556,994
                                                                                        ===============

         American Bar Association Members/ State Street Collective Trust

                              Aggressive Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                        For the period
                                                                               January 1, 2002
                                                                              to March 31, 2002
                                                                              -----------------
Investment income                                                                         $0.13
Expenses                                                                                  (0.13)
                                                                              -----------------
Net investment income                                                                      0.00
Net realized and unrealized gain on investments                                            0.21
                                                                              -----------------
Net increase in unit value                                                                 0.21
Net asset value at beginning of period                                                    59.70
                                                                              -----------------

Net asset value at end of period                                                         $59.91

                                                                              =================
Ratio of expenses to average net assets*                                                   0.90%
Ratio of net investment income to average net assets*                                     (0.02%)
Portfolio turnover**                                                                      10.40%
Number of units outstanding at end of period (in thousands)                               5,557

----------
 *  Annualized
**  Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                         March 31, 2002
                                                                                        ---------------
Assets
     Investments, at value (cost $481,516,755)                                             $513,479,577
     Cash                                                                                        11,044
     Receivable for investments sold                                                            762,996
     Receivable for fund units sold                                                                   0
     Dividends and interest  receivable                                                       2,297,902
     Other assets                                                                                 5,385
                                                                                        ---------------

          Total  assets                                                                     516,556,904
                                                                                        ---------------

Liabilities
     Payable for investments purchased                                                       54,921,909
     Payable for fund units purchased                                                         3,579,841
     Accrued expenses                                                                           395,658
     Other liabilities                                                                           18,583
                                                                                        ---------------

          Total liabilities                                                                  58,915,991
                                                                                        ---------------

Net Assets                                                                                 $457,640,913
                                                                                        ===============


Net asset value, redemption price and offering price per unit of beneficial
interest ($457,640,913/ 6,932,310 units outstanding)                                             $66.02
                                                                                        ===============

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                                                           For the period
                                                                                           January 1, 2002
                                                                                          to March 31, 2002
                                                                                          -----------------
Investment income:
     Dividend income                                                                               $843,435
     Interest income                                                                              2,724,965
                                                                                          -----------------

          Total investment income                                                                 3,568,400

Expenses:
     Investment advisory fee                                                                        252,846
     State Street Bank & Trust Company - program  fee                                               354,285
     American Bar Retirement Association - program  fee                                              51,770
     Trustee, management and administration fees                                                     90,287
     Other expenses and taxes                                                                        68,582
     Registration fees                                                                                    0
                                                                                          -----------------

          Total expenses                                                                            817,770
Program fee reduction from State Street Bank Trust Company                                           (2,042)
                                                                                          -----------------

          Net expenses                                                                              815,728
                                                                                          -----------------

          Net investment income                                                                   2,752,672
                                                                                          -----------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                   1,650,892
          Unrealized depreciation of investments during the period                                 (715,954)
                                                                                          -----------------

          Net gain on investments                                                                   934,938
                                                                                          -----------------

          Net increase in net assets resulting from operations                                   $3,687,610
                                                                                          =================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                              For the period
                                                                                              January 1, 2002
                                                                                             to March 31, 2002
                                                                                          -----------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                        $2,752,672
          Net realized gain on investments                                                              1,650,892
          Unrealized depreciation of investments during the period                                       (715,954)
                                                                                          ------------------------

          Net increase in net assets resulting from operations                                          3,687,610
                                                                                          ------------------------

Participant transactions:
          Proceeds from sales of units                                                                  5,808,319
          Cost of units redeemed                                                                      (10,011,599)

          Net decrease in net assets resulting from participant transactions                           (4,203,280)
                                                                                          ------------------------

                    Total decrease in net assets                                                         (515,670)

Net Assets:
          Beginning of period                                                                         458,156,583
                                                                                          ------------------------
          End of period                                                                              $457,640,913
                                                                                          ========================

Number of units:
          Outstanding-beginning of period                                                               6,995,400
               Sold                                                                                        89,680
               Redeemed                                                                                  (152,770)

          Outstanding-end of period                                                                     6,932,310
                                                                                          ========================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                            For the period
                                                                                   January 1, 2002
                                                                                  to March 31, 2002
                                                                                  -----------------
Investment income                                                                             $0.51
Expenses                                                                                      (0.12)

                                                                                  -----------------
Net investment income                                                                          0.39
Net realized and unrealized gain on investments                                                0.14

                                                                                  -----------------
Net increase in unit value                                                                     0.53
Net asset value at beginning of period                                                        65.49

                                                                                  -----------------

Net asset value at end of period                                                             $66.02

                                                                                ===================
Ratio of expenses to average net assets*                                                       0.73%
Ratio of net investment income to average net assets*                                          2.45%
Portfolio turnover**                                                                          41.30%
Number of units outstanding at end of period (in thousands)                                   6,932

----------
 *  Annualized
**  Not Annualized

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                        March 31, 2002
                                                                                      -----------------
Assets
     Investments, at value (cost $970,880,258)                                             $997,624,227
     Cash                                                                                        72,076
     Receivable for investments sold                                                          1,793,133
     Receivable for fund units sold                                                                   0
     Dividends and interest receivable                                                          955,269
     Other assets                                                                                 4,102
                                                                                      -----------------

          Total assets                                                                    1,000,448,807
                                                                                      -----------------

Liabilities
     Payable for investments purchased                                                        3,767,890
     Payable for fund units purchased                                                         7,272,988
     Accrued expenses                                                                           907,315
     Other liabilities                                                                                0
                                                                                      -----------------

          Total liabilities                                                                  11,948,193
                                                                                      -----------------


Net Assets                                                                                 $988,500,614
                                                                                      =================


Net asset value, redemption price and offering price per unit of beneficial
interest ($988,500,614/22,163,686 units outstanding)                                             $44.60
                                                                                      =================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                      For the period
                                                                                      January 1, 2002
                                                                                     to March 31, 2002
                                                                                     -----------------
Investment income:
     Dividend income                                                                        $2,315,599
     Interest income                                                                            80,273
                                                                                     -----------------

          Total investment income                                                            2,395,872

Expenses:
     Investment advisory fee                                                                   461,580
     State Street Bank & Trust Company - program fee                                           772,297
     American Bar Retirement Association - program fee                                         112,909
     Trustee, management and administration fees                                               196,910
     Other expenses and taxes                                                                   31,114
     Registration fees                                                                         109,002
                                                                                     -----------------

          Total expenses                                                                     1,683,812
Program fee reimbursement from State Street Bank Trust Company                                  (4,222)
                                                                                     -----------------

          Net expenses                                                                       1,679,590
                                                                                     -----------------

          Net investment income                                                                716,282
                                                                                     -----------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                            (13,019,212)
          Unrealized depreciation of investments during the period                          (8,760,264)
                                                                                     -----------------

          Net loss on investments                                                          (21,779,476)
                                                                                     -----------------

          Net decrease in net assets resulting from operations                            ($21,063,194)
                                                                                     =================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                              For the period
                                                                                             January 1, 2002
                                                                                            to March 31, 2002
                                                                                           ------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                      $716,282
          Net realized loss on investments                                                        (13,019,212)
          Unrealized depreciation of investments during the period                                 (8,760,264)
                                                                                           -------------------

          Net decrease in net assets resulting from operations                                    (21,063,194)
                                                                                           -------------------


Participant transactions:
          Proceeds from sales of units                                                             11,333,399
          Cost of units redeemed                                                                  (20,035,311)

          Net decrease in net assets resulting from participant transactions                       (8,701,912)
                                                                                           -------------------

                    Total decrease in net assets                                                  (29,765,106)

Net Assets:
          Beginning of period                                                                   1,018,265,720
                                                                                           -------------------
          End of period                                                                          $988,500,614
                                                                                           ===================

Number of units:
          Outstanding-beginning of period                                                          22,363,376
               Sold                                                                                   253,352
               Redeemed                                                                              (453,042)

          Outstanding-end of period                                                                22,163,686
                                                                                           ===================

         American Bar Association Members/ State Street Collective Trust

                                Growth Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period
                                                                                     January 1, 2002
                                                                                    to March 31, 2002
                                                                                 -----------------------
Investment income                                                                                  $0.11
Expenses                                                                                           (0.08)

                                                                                 -----------------------
Net investment income                                                                               0.03
Net realized and unrealized loss on investments                                                    (0.96)

                                                                                 -----------------------
Net decrease in unit value                                                                         (0.93)
Net asset value at beginning of period                                                             45.53

                                                                                 -----------------------

Net asset value at end of period                                                                  $44.60

                                                                                 =======================
Ratio of expenses to average net assets*                                                            0.69%
Ratio of net investment income to average net assets*                                               0.29%
Portfolio turnover**                                                                                5.93%
Number of units outstanding at end of period (in thousands)                                       23,164

----------
*   Annualized
**  Not annualized.

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                                            March 31, 2002
                                                                                         --------------------
Assets
     Investments, at value (cost $322,810,431)                                                    $273,692,883
     Cash                                                                                              331,196
     Receivable for investments sold                                                                        0
     Receivable for fund  units sold                                                                        0
     Dividends and interest receivable                                                                      0
     Other assets                                                                                       1,160
                                                                                         --------------------

          Total assets                                                                            274,025,239
                                                                                         --------------------

Liabilities
     Payable for investments purchased                                                              1,395,303
     Payable for fund units purchased                                                               1,144,964
     Accrued expenses                                                                                 135,070
     Other liabilities                                                                                      0
                                                                                         --------------------

          Total liabilities                                                                         2,675,337
                                                                                         --------------------


Net Assets                                                                                       $271,349,902
                                                                                         ====================


Net asset value, redemption price and offering price per unit of beneficial
interest ($271,349,902/10,102,133 units outstanding)                                                   $26.86
                                                                                         ====================


         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                   For the period
                                                                                  January 1, 2002
                                                                                  to March 31, 2002
                                                                                 ------------------
Investment income:
     Dividend income                                                                             $0
     Interest income                                                                              0
                                                                                 ------------------

          Total investment income                                                                 0

Expenses:
     Investment advisory fee                                                                      0
     State Street Bank & Trust Company - program fee                                        206,000
     American Bar Retirement Association - program fee                                       30,111
     Trustee, management and administration fees                                             52,518
     Other expenses and taxes                                                                29,101
     Registration fees                                                                            0
                                                                                 ------------------

          Total expenses                                                                    317,730
Program fee reduction from State Street Bank Trust Company                                   (1,188)
                                                                                 ------------------

          Net expenses                                                                      316,542
                                                                                 ------------------

          Net investment loss                                                              (316,542)
                                                                                 ------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                            (504,359)
          Unrealized appreciation of investments during the period                        3,202,972
                                                                                 ------------------

          Net gain on investments                                                         2,698,613
                                                                                 ------------------

          Net increase in net assets resulting from operations                           $2,382,071
                                                                                 ==================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                           For the period
                                                                                           January 1, 2002
                                                                                          to March 31, 2002
                                                                                        --------------------
Increase in net assets from:
Operations:
          Net investment loss                                                                      ($316,542)
          Net realized loss on investments                                                          (504,359)
          Unrealized appreciation of investments during the period                                 3,202,972
                                                                                        --------------------

          Net increase in net assets resulting from operations                                     2,382,071
                                                                                        --------------------


Participant transactions:
          Proceeds from sales of units                                                             8,564,459
          Cost of units redeemed                                                                  (2,773,852)

          Net increase in net assets resulting from participant transactions                       5,790,607
                                                                                        --------------------

                    Total increase in net assets                                                   8,172,678

Net Assets:
          Beginning of period                                                                    263,177,224
                                                                                        --------------------
          End of period                                                                         $271,349,902
                                                                                        ====================

Number of units:
          Outstanding-beginning of period                                                          9,881,870
               Sold                                                                                  324,262
               Redeemed                                                                             (103,999)

          Outstanding-end of period                                                               10,102,133
                                                                                        ====================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                 For the period
                                                                                       January 1, 2002
                                                                                      to March 31, 2002
                                                                                    ---------------------
Investment income                                                                                   $0.00
Expenses                                                                                            (0.03)

                                                                                    ---------------------
Net investment income (loss)                                                                        (0.03)
Net realized and unrealized gain on investments                                                      0.27

                                                                                    ---------------------
Net increase in unit value                                                                           0.23
Net asset value at beginning of period                                                              26.63

                                                                                    ---------------------

Net asset value at end of period                                                                   $26.86

                                                                                    =====================
Ratio of expenses to average net assets*                                                             0.48%
Ratio of net investment income to average net assets*                                               (0.48)%
Portfolio turnover**                                                                                 0.84%
Number of units outstanding at end of period (in thousands)                                        10,102

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

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                                  March 31, 2002
                                                                                -------------------
Assets
     Investments, at value (cost $176,495,844)                                         $179,778,744
     Cash
     Receivable for investments sold                                                              0
     Receivable for fund units sold                                                       2,367,419
     Dividends and interest receivable                                                      685,983
     Other assets                                                                               792
                                                                                -------------------

          Total assets                                                                  182,832,938
                                                                                -------------------

Liabilities
     Payable for investments purchased                                                    1,321,613
     Payable for fund units purchased                                                     1,045,807
     Accrued expenses                                                                        89,864
     Other liabilities                                                                            0
                                                                                -------------------

          Total liabilities                                                               2,457,284
                                                                                -------------------


Net Assets                                                                             $180,375,654
                                                                                ===================

Net asset value, redemption price and offering price per unit of beneficial
interest ($180,375,654/11,515,317 units outstanding)                                         $15.66
                                                                                 ==================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period
                                                                                     January 1, 2002
                                                                                    to March 31, 2002
                                                                                   -------------------
Investment income:
     Dividend income                                                                        $2,020,168
     Interest income                                                                                 0
                                                                                   -------------------

          Total investment income                                                            2,020,168

Expenses:
     Investment advisory fee                                                                         0
     State Street Bank & Trust Company - program fee                                           140,548
     American Bar Retirement Association - program fee                                          20,521
     Trustee, management and administration fees                                                35,784
     Other expenses and taxes                                                                   19,802
     Amortization of organization expenses                                                           0
                                                                                   -------------------

          Total expenses                                                                       216,655
Program fee reduction from State Street Bank Trust Company                                        (809)
                                                                                   -------------------

          Net expenses                                                                         215,846
                                                                                   -------------------

          Net investment income                                                              1,804,322
                                                                                   -------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                                (77,058)
          Unrealized depreciation of investments during the period                            (744,782)
                                                                                   -------------------

          Net loss on investments                                                             (821,840)
                                                                                   -------------------

          Net increase in net assets resulting from operations                                $982,482
                                                                                   ===================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                        For the period
                                                                                        January 1, 2002
                                                                                       to March 31, 2002
                                                                                      -------------------
Increase in net assets from:
Operations:
          Net investment income                                                                $1,804,322
          Net realized loss on investments                                                        (77,058)
          Unrealized depreciation of investments during the period                               (744,782)
                                                                                      -------------------

          Net increase in net assets resulting from operations                                    982,482
                                                                                      -------------------


Participant transactions:
          Proceeds from sales of units                                                          6,739,889
          Cost of units redeemed                                                               (3,771,970)

          Net increase in net assets resulting from participant transactions                    2,967,919
                                                                                      -------------------

                    Total increase in net assets                                                3,950,401

Net Assets:
          Beginning of period                                                                 176,425,254
                                                                                      -------------------
          End of period                                                                      $180,375,655
                                                                                      ===================

Number of units:
          Outstanding-beginning of period                                                      11,324,956
               Sold                                                                               429,733
               Redeemed                                                                          (239,372)

          Outstanding-end of period                                                            11,515,317
                                                                                      ===================

         American Bar Association Members/ State Street Collective Trust

                              Intermediate Bond Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                    For the period
                                                                                           January 1, 2002
                                                                                          to March 31, 2002
                                                                                         -------------------
Investment income                                                                                      $0.16
Expenses                                                                                               (0.02)

                                                                                         -------------------
Net investment income                                                                                   0.14
Net realized and unrealized loss on investments                                                        (0.06)

                                                                                         -------------------
Net increase in unit value                                                                              0.08
Net asset value at beginning of period                                                                 15.58

                                                                                         -------------------

Net asset value at end of period                                                                      $15.66

                                                                                         ===================
Ratio of expenses to average net assets*                                                                0.49%
Ratio of net investment income to average net assets*                                                   4.05%
Portfolio turnover**                                                                                    2.96%
Number of units outstanding at end of period (in thousands)                                           11,515

----------
*   Annualized
** Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                        March 31, 2002
                                                                                    ---------------------
Assets
     Investments, at value (cost $94,081,675)                                                 $90,494,086
     Cash                                                                                          57,070
     Receivable for investments sold                                                              607,933
     Receivable for fund units sold                                                                     0
     Dividends and interest receivable                                                            135,088
     Other assets                                                                                   3,437
                                                                                    ---------------------

          Total  assets                                                                        91,297,614
                                                                                    ---------------------

Liabilities
     Payable for investments purchased                                                            835,171
     Payable for fund units purchased                                                             134,199
     Accrued expenses                                                                              86,326
     Other liabilities                                                                             12,568
                                                                                    ---------------------

          Total liabilities                                                                     1,068,264
                                                                                    ---------------------


Net Assets                                                                                    $90,229,350
                                                                                    =====================


Net asset value, redemption price and offering price per unit of beneficial
interest ($90,229,350/5,318,274 units outstanding)                                                 $16.97
                                                                                    =====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                    For the period
                                                                                    January 1, 2002
                                                                                   to March 31, 2002
                                                                                 --------------------
Investment income:
     Dividend income                                                                         $135,852
     Interest income                                                                            5,446
                                                                                 --------------------

          Total investment income                                                             141,298

Expenses:
     Investment advisory fee                                                                   41,413
     State Street Bank & Trust Company - program fee                                           68,495
     American Bar Retirement Association - program fee                                         10,010
     Trustee, management and administration fees                                               17,458
     Other expenses and taxes                                                                  25,855
     Registration fees                                                                              0
                                                                                 --------------------

          Total expenses                                                                      163,231
Program fee reimbursement from State Street Bank Trust Company                                (11,750)
                                                                                 --------------------

          Net expenses                                                                        151,481
                                                                                 --------------------

          Net investment income (loss)                                                        (10,183)
                                                                                 --------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                            (2,738,818)
          Unrealized appreciation of investments during the period                          2,501,562
                                                                                 --------------------

          Net loss on investments                                                            (237,256)
                                                                                 --------------------

          Net decrease in net assets resulting from operations                              $(247,439)
                                                                                 ====================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                         For the period
                                                                                         January 1, 2002
                                                                                        to March 31, 2002
                                                                                       ------------------
Increase in net assets from:
Operations:
          Net investment income (loss)                                                           ($10,183)
          Net realized loss on investments                                                     (2,738,818)
          Unrealized appreciation of investments during the period                              2,501,562
                                                                                       ------------------

          Net decrease in net assets resulting from operations                                   (247,439)
                                                                                       ------------------

Participant transactions:
          Proceeds from sales of units                                                          8,738,356
          Cost of units redeemed                                                               (7,262,285)

          Net increase in net assets resulting from participant transactions                    1,476,071
                                                                                       ------------------

                    Total increase in net assets                                                1,228,632

Net Assets:
          Beginning of period                                                                  89,000,718
                                                                                       ------------------
          End of period                                                                       $90,229,350
                                                                                       ==================

Number of units:
          Outstanding-beginning of period                                                       5,223,849
               Sold                                                                               543,139
               Redeemed                                                                          (448,714)

          Outstanding-end of period                                                             5,318,274
                                                                                       ==================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                            For the period
                                                                                   January 1, 2002
                                                                                  to March 31, 2002
                                                                                 -------------------
Investment income                                                                              $0.03
Expenses                                                                                       (0.03)

                                                                                 -------------------
Net investment income                                                                           0.00
Net realized and unrealized loss on investments                                                (0.07)

                                                                                 -------------------
Net decrease in unit value                                                                     (0.07)
Net asset value at beginning of period                                                         17.04

                                                                                 -------------------

Net asset value at end of period                                                              $16.97

                                                                                 ===================
Ratio of expenses to average net assets*                                                        0.70%
Ratio of net investment income (loss) to average net assets*                                   (0.05)%
Portfolio turnover**                                                                           11.91%
Number of units outstanding at end of period (in thousands)                                    5,318

----------
*   Annualized
** Not annualized. With respect to the portion of the Fund's assets invested in a registered investment company, reflects purchases and sales of shares of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                      March 31, 2002
                                                                                   --------------------
Assets
     Investments, at value (cost $788,474,083.)                                            $788,474,083
     Cash                                                                                             0
     Interest Receivable                                                                      3,266,278
     Receivable for fund units sold                                                             200,085
     Other assets                                                                                 3,722
                                                                                   --------------------

          Total assets                                                                      791,944,168
                                                                                   --------------------


Liabilities
     Payable for fund units redeemed                                                          1,796,873
     Accrued expenses                                                                           398,436
                                                                                   --------------------

          Total liabilities                                                                   2,195,309
                                                                                   --------------------

Net Assets                                                                                 $789,748,859
                                                                                   ====================


Net asset value, redemption price and offering price per
unit of beneficial interest ($789,748,859/789,748,859 units outstanding)                          $1.00
                                                                                   ====================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                             Statement of Operations
                                    Unaudited

                                                                                    For the period
                                                                                    January 1, 2002
                                                                                   to March 31, 2002
                                                                                ------------------------
Interest income                                                                              $9,606,030
                                                                                -----------------------

Expenses:
     State Street Bank & Trust Company - program fee                                            621,098
     American Bar Retirement Association - program fee                                           90,705
     Trustee, management and administration fees                                                158,166
     Other expenses and taxes                                                                    87,517
     Registration fees                                                                                0
                                                                                -----------------------

          Total expenses                                                                        957,486
     Program fee reduction from State Street Bank Trust Company                                  (3,804)
                                                                                -----------------------

          Net expenses                                                                          953,682
                                                                                -----------------------

          Net investment income                                                              $8,652,348
                                                                                =======================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period
                                                                                     January 1, 2002
                                                                                    to March 31, 2002
                                                                                 ----------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                     8,652,348
                                                                                 -----------------------

          Distributions from investment income                                                (8,652,348)
                                                                                 -----------------------

Participant transactions:
          Proceeds from sales of units                                                        30,182,082
          Units issued in connection with reinvestment
          of net investment income                                                             8,652,348
          Cost of units redeemed                                                             (46,945,335)

          Net decrease in net assets resulting from
          participant transactions                                                            (8,110,905)
                                                                                 -----------------------

                    Total decrease in net assets                                              (8,110,905)
                                                                                 -----------------------


Net Assets:
          Beginning of period                                                                797,859,764
                                                                                 -----------------------
          End of period                                                                     $789,748,859
                                                                                 =======================

         American Bar Association Members/ State Street Collective Trust

                             Stable Asset Return Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                           For the period
                                                                                  January 1, 2002
                                                                                 to March 31, 2002
                                                                                --------------------
Investment income                                                                             $0.012
Expenses                                                                                      (0.001)
                                                                                --------------------

Net investment income                                                                          0.011
Reinvestment of net investment income                                                          0.011
                                                                                --------------------

Net increase in unit value                                                                      0.00
Net asset value at beginning of period                                                          1.00
                                                                                --------------------

Net asset value at end of period                                                               $1.00
                                                                                ====================

Ratio of expenses to average net assets*                                                         .49%
Ratio of net investment income to average net assets*                                           4.40%
Number of units outstanding at end of period (in thousands)                                  789,749

----------
*   Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                                      March 31, 2002
                                                                                  -----------------------
Assets
     Investments, at value (cost $227,236,857)                                               $243,603,704
     Cash                                                                                          62,324
     Receivable for investments sold                                                                    0
     Receivable for fund units sold                                                                     0
     Dividends and interest receivable                                                            308,652
     Other assets                                                                                     991
                                                                                  -----------------------

          Total assets                                                                        243,975,671
                                                                                  -----------------------

Liabilities
     Payable for investments purchased                                                          3,863,736
     Payable for fund units purchased                                                           2,023,950
     Accrued expenses                                                                             162,735
     Other liabilities                                                                                394
                                                                                  -----------------------

          Total liabilities                                                                     6,050,815
                                                                                  -----------------------


Net Assets                                                                                   $237,924,856
                                                                                  =======================


Net asset value, redemption price and offering price per unit of beneficial
interest ($237,924,856 / 8,503,863 units outstanding)                                              $27.98
                                                                                  =======================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                    For the period
                                                                                    January 1, 2002
                                                                                   to March 31, 2002
                                                                                -----------------------
Investment income:
     Dividend income (net of foreign tax expense of $330)                                      $949,012
     Interest income                                                                             25,885
                                                                                -----------------------

          Total investment income                                                               974,897

Expenses:
     Investment advisory fee                                                                    128,388
     State Street Bank & Trust Company - program fee                                            175,257
     American Bar Retirement Association - program fee                                           25,617
     Trustee, management and administration fees                                                 44,687
     Other expenses and taxes                                                                    25,185
     Registration fees                                                                                0
                                                                                -----------------------

          Total expenses                                                                        399,134
Program fee reduction from State Street Bank Trust Company                                       (1,012)
                                                                                -----------------------

          Net expenses                                                                          398,122
                                                                                -----------------------

          Net investment income                                                                 576,775
                                                                                -----------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                 599,211
          Unrealized appreciation of investments during the period                           10,242,333
                                                                                -----------------------

          Net gain on investments                                                            10,841,544
                                                                                -----------------------

          Net increase in net assets resulting from operations                              $11,418,319
                                                                                =======================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                            For the period
                                                                                            January 1, 2002
                                                                                           to March 31, 2002
                                                                                        -----------------------
Increase in net assets from:
Operations:
          Net investment income                                                                        $576,775
          Net realized gain on investments                                                              599,211
          Unrealized appreciation of investments during the period                                   10,242,333
                                                                                        -----------------------

          Net increase in net assets resulting from operations                                       11,418,319
                                                                                        -----------------------


Participant transactions:
          Proceeds from sales of units                                                               22,284,118
          Cost of units redeemed                                                                    (17,175,224)

          Net increase in net assets resulting from participant transactions                          5,108,894
                                                                                        -----------------------

                    Total increase in net assets                                                     16,527,213

Net Assets:
          Beginning of period                                                                       221,397,643
                                                                                        -----------------------
          End of period                                                                            $237,924,856
                                                                                        =======================

Number of units:
          Outstanding-beginning of period                                                             8,321,228
               Sold                                                                                     826,342
               Redeemed                                                                                (643,707)

          Outstanding-end of period                                                                   8,503,863
                                                                                        =======================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                         For the period
                                                                                January 1, 2002
                                                                               to March 31, 2002
                                                                            -----------------------
Investment income                                                                             $0.12
Expenses                                                                                      (0.05)

                                                                            -----------------------
Net investment income                                                                          0.07
Net realized and unrealized gain on investments                                                1.30

                                                                            -----------------------
Net increase in unit value                                                                     1.37
Net asset value at beginning of period                                                        26.61

                                                                            -----------------------

Net asset value at end of period                                                             $27.98

                                                                            =======================
Ratio of expenses to average net assets*                                                       0.72%
Ratio of net investment income to average net assets*                                          1.04%
Portfolio turnover**                                                                           5.62%
Number of units outstanding at end of period (in thousands)                                   8,504

----------
*   Annualized
** Not annualized. With respect to the portion of the Fund's assets invested in a collective investment fund, represents purchases and sale of units of the collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund.

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                        March 31, 2002
                                                                                    --------------------
Assets
     Investments, at value (cost $29,336,878)                                                $31,195,142
     Cash                                                                                              0
     Receivable for investments sold                                                             438,097
     Receivable for fund units sold                                                                    0
     Dividends and interest receivable                                                                 0
     Other assets                                                                                      0
                                                                                    --------------------

          Total assets                                                                        31,633,239
                                                                                    --------------------

Liabilities
     Payable for investments purchased                                                           372,914
     Payable for fund units purchased                                                             65,183
     Accrued expenses                                                                                  0
     Other liabilities                                                                                 0
                                                                                    --------------------

          Total liabilities                                                                      438,097
                                                                                    --------------------


Net Assets                                                                                   $31,195,142
                                                                                    ====================


Net asset value, redemption price and offering price per unit of beneficial
interest ($31,195,142/1,880,701 units outstanding)                                                $16.59
                                                                                    ====================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period
                                                                                     January 1, 2002
                                                                                    to March 31, 2002
                                                                                   -------------------
Investment income:
     Dividend income                                                                                $0
     Interest income                                                                                 0
                                                                                   -------------------

          Total investment income                                                                    0

Expenses:
     Investment advisory fee                                                                         0
     State Street Bank & Trust Company - program fee                                                 0
     American Bar Retirement Association - program fee                                               0
     Trustee, management and administration fees                                                     0
     Other expenses and taxes                                                                        0
     Registration fees                                                                               0
                                                                                   -------------------

          Total expenses                                                                             0
Program fee reduction from State Street Bank Trust Company                                           0
                                                                                   -------------------

          Net expenses                                                                               0
                                                                                   -------------------

          Net investment income                                                                      0
                                                                                   -------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                331,443
          Unrealized depreciation of investments during the period                             (51,212)
                                                                                   -------------------

          Net gain on investments                                                              280,231
                                                                                   -------------------

          Net increase in net assets resulting from operations                                $280,231
                                                                                   ===================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                      For the period
                                                                                      January 1, 2002
                                                                                     to March 31, 2002
                                                                                   -------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                     $0
          Net realized gain on investments                                                     331,443
          Unrealized depreciation of investments during the period                             (51,212)
                                                                                   -------------------

          Net increase in net assets resulting from operations                                 280,231
                                                                                   -------------------


Participant transactions:
          Proceeds from sales of units                                                       1,562,877
          Cost of units redeemed                                                            (1,990,390)

          Net decrease in net assets resulting from participant transactions                  (427,513)
                                                                                   -------------------

                    Total decrease in net assets                                              (147,282)

Net Assets:
          Beginning of period                                                               31,342,424
                                                                                   -------------------
          End of period                                                                    $31,195,142
                                                                                   ===================

Number of units:
          Outstanding-beginning of period                                                    1,906,106
               Sold                                                                             94,945
               Redeemed                                                                       (120,350)

          Outstanding-end of period                                                          1,880,701
                                                                                   ===================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                           For the period
                                                                                  January 1, 2002
                                                                                 to March 31, 2002
                                                                                ------------------
Investment income                                                                            $0.00
Expenses                                                                                      0.00

                                                                                ------------------
Net investment income                                                                         0.00
Net realized and unrealized gain on investments                                               0.15

                                                                                ------------------
Net increase in unit value                                                                    0.15
Net asset value at beginning of period                                                       16.44

                                                                                ------------------

Net asset value at end of period                                                            $16.59

                                                                                ==================
Ratio of expenses to average net assets*                                                      0.00%
Ratio of net investment income to average net assets*                                         0.00%
Portfolio turnover**                                                                          7.45%
Number of units outstanding at end of period (in thousands)                                  1,881

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

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                          March 31, 2002
                                                                                        ------------------
Assets
     Investments, at value (cost $109,564,161)                                                $115,833,119
     Cash                                                                                                0
     Receivable for investments sold                                                             1,748,266
     Receivable for fund units sold                                                                      0
     Dividends and interest receivable                                                                   0
     Other assets                                                                                        0
                                                                                       -------------------

          Total assets                                                                         117,581,385
                                                                                       -------------------

Liabilities
     Payable for investments purchased                                                           1,539,694
     Payable for fund units purchased                                                              208,572
     Accrued expenses                                                                                    0
     Other liabilities                                                                                   0
                                                                                       -------------------

          Total liabilities                                                                      1,748,266
                                                                                       -------------------


Net Assets                                                                                    $115,833,119
                                                                                       ===================

Net asset value, redemption price and offering price per unit of beneficial
interest ($ 115,833,119/6,652,479 units outstanding)                                                $17.41
                                                                                       ===================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period
                                                                                     January 1, 2002
                                                                                     o March 31, 2002
                                                                                     ----------------
Investment income:
     Dividend income                                                                               $0
     Interest income                                                                                0
                                                                                     ----------------

          Total investment income                                                                   0

Expenses:
     Investment advisory fee                                                                        0
     State Street Bank & Trust Company - program fee                                                0
     American Bar Retirement Association - program fee                                              0
     Trustee, management and administration fees                                                    0
     Other expenses and taxes                                                                       0
     Registration fees                                                                              0
                                                                                     ----------------

          Total expenses                                                                            0
Program fee reduction from State Street Bank Trust Company                                          0
                                                                                     ----------------

          Net expenses                                                                              0
                                                                                     ----------------

          Net investment income                                                                     0
                                                                                     ----------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                             1,248,511
          Unrealized depreciation of investments during the period                           (342,435)
                                                                                     ----------------

          Net gain on investments                                                             906,076
                                                                                     ----------------

          Net increase in net assets resulting from operations                               $906,076
                                                                                     ================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                         For the period
                                                                                         January 1, 2002
                                                                                        to March 31, 2002
                                                                                        -----------------
Increase in net assets from:
Operations:
          Net investment income                                                                         $0
          Net realized gain on investments                                                       1,248,511
          Unrealized depreciation of investments during the period                                (342,435)
                                                                                        -----------------

          Net increase in net assets resulting from operations                                     906,076
                                                                                        -----------------


Participant transactions:
          Proceeds from sales of units                                                           6,656,259
          Cost of units redeemed                                                                (2,584,696)

          Net increase in net assets resulting from participant transactions                     4,071,563
                                                                                        ------------------

                    Total increase in net assets                                                 4,977,639

Net Assets:
          Beginning of period                                                                  110,855,480
                                                                                        ------------------
          End of period                                                                       $115,833,119
                                                                                        ==================

Number of units:
          Outstanding-beginning of period                                                        6,417,587
               Sold                                                                                385,605
               Redeemed                                                                           (150,713)

          Outstanding-end of period                                                              6,652,479
                                                                                        ==================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                              For the period
                                                                                     January 1, 2002
                                                                                    to March 31, 2002
                                                                                   -------------------
Investment income                                                                                $0.00
Expenses                                                                                          0.00
                                                                                   -------------------

Net investment income                                                                             0.00
Net realized and unrealized gain on investments                                                   0.14
                                                                                   -------------------

Net increase in unit value                                                                        0.14
Net asset value at beginning of period                                                           17.27
                                                                                   -------------------

Net asset value at end of period                                                                $17.41
                                                                                   ===================
Ratio of expenses to average net assets*                                                          0.00%
Ratio of net investment income to average net assets*                                             0.00%
Portfolio turnover**                                                                              5.36%
Number of units outstanding at end of period (in thousands)                                      6,652

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

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                           March 31, 2002
                                                                                       --------------------
Assets
     Investments, at value (cost $95,507,104)                                                  $100,726,504
     Cash                                                                                                 0
     Receivable for investments sold                                                              1,043,380
     Receivable for fund units sold                                                                       0
     Dividends and interest receivable                                                                    0
     Other assets                                                                                         0
                                                                                       --------------------

          Total assets                                                                          101,769,884
                                                                                       --------------------

Liabilities
     Payable for investments purchased                                                              814,959
     Payable for fund units purchased                                                               228,421
     Accrued expenses                                                                                     0
     Other liabilities                                                                                    0
                                                                                       --------------------

          Total liabilities                                                                       1,043,380
                                                                                       --------------------


Net Assets                                                                                     $100,726,504
                                                                                       ====================


Net asset value, redemption price and offering price per unit of beneficial
interest ($100,726,504/5,529,645 units outstanding)                                                  $18.22
                                                                                       ====================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                             Statement of Operations
                                    Unaudited

                                                                                     For the period
                                                                                     January 1, 2002
                                                                                    to March 31, 2002
                                                                                   -------------------
Investment income:
     Dividend income                                                                                $0
     Interest income                                                                                 0
                                                                                   -------------------

          Total investment income                                                                    0

Expenses:
     Investment  advisory  fee                                                                       0
     State Street Bank & Trust Company - program fee                                                 0
     American Bar Retirement Association - program fee                                               0
     Trustee, management and administration fees                                                     0
     Other expenses and taxes                                                                        0
     Registration fees                                                                               0
                                                                                   -------------------

          Total expenses                                                                             0
Program fee reduction from State Street Bank Trust Company                                           0
                                                                                   -------------------

          Net expenses                                                                               0
                                                                                   -------------------

          Net investment income                                                                      0
                                                                                   -------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                811,245
          Unrealized depreciation of investments during the period                             (43,242)
                                                                                   -------------------

          Net gain on investments                                                              768,003
                                                                                   -------------------

          Net increase in net assets resulting from operations                                $768,003
                                                                                   ===================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                            For the period
                                                                                            January 1, 2002
                                                                                           to March 31, 2002
                                                                                        ---------------------
Increase in net assets from:
Operations:
          Net investment income                                                                           $0
          Net realized gain on investments                                                           811,245
          Unrealized depreciation of investments during the period                                   (43,242)
                                                                                        ---------------------

          Net increase in net assets resulting from operations                                       768,003
                                                                                        ---------------------


Participant transactions:
          Proceeds from sales of units                                                             3,665,300
          Cost of units redeemed                                                                  (2,848,152)

          Net increase in net assets resulting from participant transactions                         817,148
                                                                                        ---------------------

                    Total increase in net assets                                                   1,585,151

Net Assets:
          Beginning of period                                                                     99,141,353
                                                                                        ---------------------
          End of period                                                                         $100,726,504
                                                                                        =====================

Number of units:
          Outstanding-beginning of period                                                          5,484,656
               Sold                                                                                  204,590
               Redeemed                                                                             (159,601)

          Outstanding-end of period                                                                5,529,645
                                                                                        =====================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                             Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                    For the period
                                                                                           January 1, 2002
                                                                                          to March 31, 2002
                                                                                        --------------------
Investment income                                                                                      $0.00
Expenses                                                                                                0.00

                                                                                        --------------------
Net investment income                                                                                   0.00
Net realized and unrealized gain on investments                                                         0.14

                                                                                        --------------------
Net increase in unit value                                                                              0.14
Net asset value at beginning of period                                                                 18.08

                                                                                        --------------------

Net asset value at end of period                                                                      $18.22

                                                                                        ====================
Ratio of expenses to average net assets*                                                                0.00%
Ratio of net investment income to average net assets*                                                   0.00%
Portfolio turnover**                                                                                    5.52%
Number of units outstanding at end of period (in thousands)                                            5,530

----------
*    Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For information regarding changes to the investment options that will become effective in July 2002, see Item 5. Other Information, "Changes to the Program for 2002."

OVERVIEW

Although the first quarter of 2002 was relatively flat for the domestic equity market, returns were positive or negative depending on style and capitalization. For the quarter, value stocks faired much better than growth stocks while small capitalization stocks significantly outpaced the large capitalization stocks. The best performing sectors for the quarter were producer durables, materials & processing, and consumer staples. Technology and utilities both had poor results for the period. Like the equity market, the domestic bond market also was relatively flat, as investors felt unsure of where the economy was headed. International equity markets finished with the established markets having similar results to the domestic market and emerging markets experiencing strong positive returns.

AGGRESSIVE EQUITY FUND (TO BE CALLED SMALL-CAP EQUITY FUND EFFECTIVE JULY 15, 2002)

The Aggressive Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments when deemed appropriate by State Street in light of economic and market conditions. The Aggressive Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended March 31, 2002, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of 0.35%. By comparison, the Russell 2000 Index produced a total return of 3.98% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

The most heavily weighted sectors in the Aggressive Equity Fund were technology, consumer basics and industrials. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at March 31, 2002 included Kohls Corp., TCF Financial Corp, Electronics Arts Inc., Tenet Healthcare Corp. and Wellpoint Healthcare Networks Inc.

BALANCED FUND

The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended March 31, 2002, the Balanced Fund experienced a total return, net of Expenses, of 0.81%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced a total return of 0.48%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

The most heavily weighted sectors in the equity portion of the Balanced Fund were finance, technology and consumer basics. Securities representing the largest holdings based on market value in the Balanced Fund at March 31, 2002 included USA Education Inc., Astrazeneca PLC, Pfizer Inc., Applied Materials, Inc. and Tyco International LTD. The fixed income portion was heavily invested in government agency and mortgage related issues.

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

For the quarter ended March 31, 2002, the Growth Equity Fund experienced a total return, net of Expenses, of (2.05)%. By comparison, the Russell 1000 Growth Index produced a return of (2.59)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the Growth Equity Fund were technology, consumer basics and health care. Securities representing the largest holdings based on market value in the Fund at March 31, 2002 included Pfizer Inc., General Electric Company, Microsoft Corp. Intel Corp. and Wal Mart Stores Inc.

INDEX EQUITY FUND

The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Fund produced a total return, net of Expenses, of 0.86% for the quarter ended March 31, 2002. By comparison, the Russell 3000 Index produced a return of 0.97% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

INTERMEDIATE BOND FUND

The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. Contributions to the Fund are currently invested in the PIMCO Total Return Fund, a diversified fixed income open-end management investment company with a portfolio duration generally from three to six years. Effective July 1, 2002, Pacific Investment Management Company will become the Investment Advisor to the Fund and the Fund will no longer invest in the PIMCO Total Return Fund. See Item 5. Other Information, "Changes to the Program for 2002".

For the quarter ended March 31, 2002, the Intermediate Bond Fund experienced a total return, net of Expenses, of 0.55%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 0.09% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

For the quarter ended March 31, 2002, the International Equity Fund experienced a total return, net of Expenses, of (0.52)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 0.57%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

As of March 31, 2002, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan and France. The securities representing the largest holdings based on market value were GlaxoSmithKline PLC, Reed International PLC, TotalFinaElf SA, Shell Transport & Trading Co. PLC and Royal Bank of Scotland Group PLC.

As of March 31, 2002, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, France and Japan. The securities representing the largest holdings based on market value were Vodafone Group PLC, TotalFinaElf SA, ENI SPA., Munich Reinsurance and Royal Bank of Scotland Group PLC.

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

For the quarter ended March 31, 2002, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 4.43%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund Report Average") for the same period was 1.27%. The Fund's strong performance relative to the Money Fund Report Average is partly attributable to the longer average maturity of the Fund's portfolio.

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

For the quarter ended March 31, 2002, the Value Equity Fund experienced a total return, net of Expenses, of 5.15%. By comparison, the Russell 1000 Value Index produced a return of 4.09% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were finance, consumer basics and energy. Securities representing the largest holdings in the separately managed portion of the Fund based on market value at March 31, 2002 included Exxon Mobil Corp., Citigroup Inc., Chevron Texaco Corp., Bank of America Corp. and Verizon Communications Inc.

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

For the quarter ended March 31, 2002, the Structured Portfolio Service experienced a total return, net of Expenses, of 0.87% for the Conservative Portfolio, .080% for the Moderate Portfolio, and 0.77% for the Aggressive Portfolio.

Effective July 15, 2002 the allocations of the Moderate and Aggressive Portfolios will change. See Item 5. Other Information, "Changes to the Program for 2002."


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

CHANGES TO THE PROGRAM FOR 2002

The following changes to the Program will take effect on July 15, 2002, except for the change to the Intermediate Bond Fund, which will take effect on July 1, 2002. Further information regarding these changes is contained in the Prospectus dated April 22, 2002 (the "Prospectus"), which has been sent to all program participants. Additional copies of the Prospectus are available by calling 800-348-2272, or by using our website, www.abaretirement.com, or the EDGAR filings portion of the SEC's website, www.sec.gov.

         ADDITION OF NEW FUNDS

The Collective Trust will establish two Funds, the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund, as Investment Options. See "Mid-Cap Value Equity Fund" and "Mid-Cap Growth Equity Fund" in the Prospectus for descriptions of these new Funds.

         NAME CHANGES

In connection with the addition of these new Funds, the names of the following existing Funds will change.

    -    The Value Equity Fund will change its name to Large-Cap Value Equity
         Fund;
    - The Growth Equity Fund will change its name to Large-Cap Growth Equity Fund; and
    -    The Aggressive Equity Fund will change its name to Small-Cap Equity
         Fund.

The changes to the names of the Value Equity Fund and Growth Equity Fund are meant to distinguish them from the two new Funds. The Value Equity Fund and Growth Equity Fund have historically invested in large capitalization companies, and they will continue to do so. The change in the name of the Aggressive Equity Fund is meant to distinguish it from the new Mid-Cap Growth Equity Fund. The name change also reflects a change in investment strategy for the Fund as it removes medium capitalization companies from its portfolio and invests primarily in small capitalization companies. This change to the portfolio composition of the Small-Cap Equity Fund is expected to take place over approximately three months in order to minimize the disruption to the Fund. See "Large-Cap Value Equity Fund," "Large-Cap Growth Equity Fund" and "Small-Cap Equity Fund" in the Prospectus for descriptions of these Funds.

         REALLOCATIONS OF STRUCTURED PORTFOLIOS

As a result of the changes described above, the allocations of the Moderate Portfolio and Aggressive Portfolio of the Structured Portfolio Service will be adjusted to include the new Funds. The allocation of the Conservative Portfolio will not change. See "Structured Portfolio Service" in the Prospectus for more information about the Portfolios. The new allocations are set forth below:

         CONSERVATIVE PORTFOLIO

                  Stable Asset Return Fund.......       30%
                  Intermediate Bond Fund.........       35
                  Large-Cap Value Equity Fund....        7
                  Large-Cap Growth Equity Fund...        7
                  Index Equity Fund..............       14
                  International Equity Fund......        7

         MODERATE PORTFOLIO

                  -------------------------------------------------------------
                                                THROUGH          EFFECTIVE
                                                JULY 14,          JULY 15,
                                                  2002              2002
                  -------------------------------------------------------------
                  Stable Asset Return Fund .....  10%               10%
                  Intermediate Bond Fund .......  30                30
                  Large-Cap Value Equity Fund ..  11                 9
                  Large-Cap Growth Equity Fund .  11                 9
                  Index Equity Fund ............  23                23
                  Mid-Cap Value Equity Fund ....   0                 2
                  Mid-Cap Growth Equity Fund ...   0                 2
                  International Equity Fund ....  15                15

         AGGRESSIVE PORTFOLIO

                  -------------------------------------------------------------
                                                THROUGH          EFFECTIVE
                                                JULY 14,          JULY 15,
                                                  2002              2002
                  -------------------------------------------------------------
                  Intermediate Bond Fund .......  15                15
                  Large-Cap Value Equity Fund ..  15                13
                  Large-Cap Growth Equity Fund .  15                13
                  Index Equity Fund ............  30                30
                  Mid-Cap Value Equity Fund.....   0                 3
                  Mid-Cap Growth Equity Fund ...   0                 3
                  Small-Cap Equity Fund.........   5                 3
                  International Equity Fund.....  20                20


ADVISOR TO INTERMEDIATE BOND FUND

Pacific Investment Management Company ("PIMCO") will become the Investment Advisor to the Intermediate Bond Fund effective July 1, 2002. Currently, the assets of the Intermediate Bond Fund are invested in the PIMCO Total Return Fund, an investment company managed by PIMCO and registered under the Investment Company Act. In connection with this change, changes will be made to the Program's policies regarding the use of certain derivative instruments by the Intermediate Bond Fund. For more information, see "Intermediate Bond Fund" and "Derivative Instruments" in the Prospectus.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

                    None.

         b. Reports on Form 8-K

                    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 15, 2002.




                                         AMERICAN BAR ASSOCIATION MEMBERS/
                                           STATE STREET COLLECTIVE TRUST




                                         By: /s/ Beth Halberstadt
                                             ------------------------------
                                             Name:  Beth Halberstadt
                                             Title: Vice President



                                         By: /s/ Susan C. Daniels
                                             -----------------------------
                                             Name:  Susan C. Daniels
                                             Title: Vice President

                                  EXHIBIT INDEX




          Exhibit No.        Description
          -----------        -----------

                                None.