Form 10-Q
period 2002-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2002-08-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                                            Page No.
                                                            --------

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

Notes to unaudited financial statements........................45

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............52

PART II.  OTHER INFORMATION

     Item 5. Other Information.................................55

     Item 6. Exhibits and Reports on Form 8-K..................57


SIGNATURES.....................................................58

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $329,329,290)                      $280,758,084
     Cash                                                                    605
     Receivable for investments sold                                     767,322
     Receivable for fund units sold                                      412,097
     Dividends and interestreceivable                                    175,903
     Other assets                                                        100,927
                                                                    ------------

          Total  assets                                              282,214,938
                                                                    ------------

Liabilities
     Payable for investments purchased                                 1,157,596
     Payable for fund units purchased                                          0
     Accrued expenses                                                    399,642
     Other liabilities                                                         0
                                                                    ------------

          Total liabilities                                            1,557,238
                                                                    ------------


Net Assets                                                          $280,657,700
                                                                    ============


Net asset value, redemption price and offering price per
unit of beneficial interest ($280,657,700/5,526,663
units outstanding)                                                  $      50.78
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                            For the period      For the period
                                                                             April 1, 2002      January 1, 2002
                                                                           to June 30, 2002    to June 30, 2002
                                                                         -----------------------------------------
Investment income:
     Dividend income                                                      $    302,416           $    856,029
     Interest income                                                           326,310                469,280
                                                                         -----------------------------------------

          Total investment income                                              628,726              1,325,309

Expenses:
     Investment advisory fee                                                   315,911                645,122
     State Street Bank & Trust Company - program  fee                          241,616                490,897
     American Bar Retirement Association - program  fee                         36,477                 73,146
     Trustee, management and administration fees                                63,436                127,392
     Other expenses and taxes                                                   38,760                 73,924
                                                                         -----------------------------------------

          Total expenses                                                       696,200              1,410,481
                                                                         -----------------------------------------

          Net investment loss                                                  (67,474)               (85,172)
                                                                         -----------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                             (5,866,933)            (3,891,237)
          Unrealized depreciation of investments during the period         (44,771,216)           (45,643,351)
                                                                         -----------------------------------------

          Net loss on investments                                          (50,638,149)           (49,534,588)
                                                                         -----------------------------------------

          Net decrease in net assets resulting from operations            $(50,705,623)          $(49,619,760)
                                                                         =========================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                 For the period        For the period
                                                                                  April 1, 2002        January 1, 2002
                                                                                to June 30, 2002      to June 30, 2002
                                                                               -----------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                                                     $     (67,474)       $     (85,172)
          Net realized loss on investments                                           (5,866,933)          (3,891,237)
          Unrealized depreciation of investments during the period                  (44,771,216)         (45,643,351)
                                                                               -----------------------------------------

          Net decrease in net assets resulting from operations                      (50,705,623)         (49,619,760)
                                                                               -----------------------------------------

Participant transactions:
          Proceeds from sales of units                                                4,580,323           12,136,543
          Cost of units redeemed                                                     (6,139,085)         (13,117,543)

          Net decrease in net assets resulting from participant transactions         (1,558,762)            (981,000)
                                                                               -----------------------------------------

                    Total decrease in net assets                                    (52,264,385)         (50,600,760)

Net Assets:
          Beginning of period                                                       332,922,085          331,258,460
                                                                               -----------------------------------------
          End of period                                                           $ 280,657,700        $ 280,657,700
                                                                               =========================================

Number of units:
          Outstanding-beginning of period                                             5,556,994            5,548,719
               Sold                                                                      80,858              210,743
               Redeemed                                                                (111,189)            (232,799)

          Outstanding-end of period                                                   5,526,663            5,526,663
                                                                               =========================================

         American Bar Association Members/ State Street Collective Trust

                             Aggressive Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited


Selected data for a unit outstanding throughout the
period:                                                                           For the period         For the period
                                                                                   April 1, 2002         January 1, 2002
                                                                                 to June 30, 2002       to June 30, 2002
                                                                               --------------------------------------------
Investment income                                                               $       0.11              $       0.24
Expenses                                                                               (0.13)                    (0.25)

                                                                               --------------------------------------------
Net investment loss                                                                    (0.02)                    (0.01)
Net realized and unrealized loss on investments                                        (9.11)                    (8.91)

                                                                               --------------------------------------------
Net decrease in unit value                                                             (9.13)                    (8.92)
Net asset value at beginning of period                                                 59.91                     59.70

                                                                               --------------------------------------------

Net asset value at end of period                                                $      50.78              $      50.78

                                                                               ============================================
Ratio of expenses to average net assets*                                                0.91%                     0.90%
Ratio of net investment income to average net assets*                                  (0.09)%                   (0.05)%
Portfolio turnover**                                                                      21%                       32%
Number of units outstanding at end of period (in thousands)                            5,527                     5,527

----------
*  Annualized
** Not annualized

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                  June 30, 2002
                                                                  -------------
Assets
     Investments, at value (cost $485,862,685)                      $471,838,313
     Cash                                                                      0
     Receivable for investments sold                                   5,812,242
     Receivable for fund units sold                                      294,583
     Dividends and interest receivable                                 2,094,510
     Other assets                                                          7,618
                                                                    ------------

          Total  assets                                              480,047,266
                                                                    ------------

Liabilities
     Payable for investments purchased                                68,122,637
     Payable for fund units purchased                                          0
     Accrued expenses                                                    334,954
     Other liabilities                                                       394
                                                                    ------------

          Total liabilities                                           68,457,985
                                                                    ------------


Net Assets                                                          $411,589,281
                                                                    ============


Net asset value, redemption price and offering
price per unit of beneficial interest
($411,589,281/ 6,907,629 units outstanding)                         $      59.58
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                                             For the period         For the period
                                                                              April 1, 2002         January 1, 2002
                                                                            to June 30, 2002       to June 30, 2002
                                                                        ---------------------------------------------
Investment income:
     Dividend income                                                          $    784,792           $  1,628,227
     Interest income                                                             2,531,605              5,256,570
                                                                        ---------------------------------------------

          Total investment income                                                3,316,397              6,884,797

Expenses:
     Investment advisory fee                                                       247,518                500,364
     State Street Bank & Trust Company - program  fee                              343,472                695,715
     American Bar Retirement Association - program fee                              51,836                103,606
     Trustee, management and administration fees                                    90,146                180,433
     Other expenses and taxes                                                       58,226                126,808
                                                                        ---------------------------------------------

          Total expenses                                                           791,198              1,606,926
                                                                        ---------------------------------------------

          Net investment income                                                  2,525,199              5,277,871
                                                                        ---------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                          (1,140,319)               510,573
          Unrealized depreciation of investments during the period             (46,117,336)           (46,833,290)
                                                                        ---------------------------------------------

          Net loss on investments                                              (47,257,655)           (46,322,717)
                                                                        ---------------------------------------------

          Net decrease in net assets resulting from operations                $(44,732,456)          $(41,044,846)
                                                                        =============================================

         American Bar Association Members/ State Street Collective Trust

                                  Balanced Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period        For the period
                                                                                     April 1, 2002        January 1, 2002
                                                                                   to June 30, 2002      to June 30, 2002
                                                                              -----------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                      $   2,525,199        $   5,277,871
          Net realized gain (loss) on investments                                       (1,140,319)             510,573
          Unrealized depreciation of investments during the period                     (46,117,336)         (46,833,290)
                                                                              -----------------------------------------------

          Net decrease in net assets resulting from operations                         (44,732,456)         (41,044,846)

Participant transactions:
          Proceeds from sales of units                                                   6,426,602           12,234,921
          Cost of units redeemed                                                        (7,745,778)         (17,757,377)

          Net decrease in net assets resulting from participant transactions            (1,319,176)          (5,522,456)
                                                                              -----------------------------------------------

                    Total decrease in net assets                                       (46,051,632)         (46,567,302)

Net Assets:
          Beginning of period                                                          457,640,913          458,156,583
                                                                              -----------------------------------------------
          End of period                                                              $ 411,589,281        $ 411,589,281
                                                                              ===============================================

Number of units:
          Outstanding-beginning of period                                                6,932,310            6,995,400
               Sold                                                                         98,373              188,053
               Redeemed                                                                   (123,054)            (275,824)

          Outstanding-end of period                                                      6,907,629            6,907,629
                                                                              ===============================================

                American Bar Association Members/ State Street Collective Trust

                                         Balanced Fund


                                    Per-Unit data and Ratios
                                           Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period       For the period
                                                                         April 1, 2002       January 1, 2002
                                                                       to June 30, 2002     to June 30, 2002
                                                                     -------------------------------------------------
Investment income                                                        $   0.48              $    0.99
Expenses                                                                    (0.11)                 (0.23)

                                                                     -------------------------------------------------
Net investment income                                                        0.37                   0.76
Net realized and unrealized loss on investments                             (6.81)                 (6.67)

                                                                     -------------------------------------------------
Net decrease in unit value                                                  (6.44)                 (5.91)
Net asset value at beginning of period                                      66.02                  65.49

                                                                     -------------------------------------------------

Net asset value at end of period                                         $  59.58              $   59.58

                                                                     =================================================
Ratio of expenses to average net assets*                                     0.72%                  0.72%
Ratio of net investment income to average net assets*                        2.31%                  2.38%
Portfolio turnover**                                                           31%                    72%
Number of units outstanding at end of period (in thousands)                 6,908                  6,908

----------
*  Annualized
** Not annualized

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $896,970,814)                      $788,435,608
     Cash                                                                111,310
     Receivable for investments sold                                  47,360,809
     Receivable for fund units sold                                            0
     Dividends and interest receivable                                   684,948
     Other assets                                                          8,866
                                                                    ------------

          Total assets                                               836,601,541
                                                                    ------------

Liabilities
     Payable for investments purchased                                42,746,524
     Payable for fund units purchased                                    246,319
     Accrued expenses                                                    693,994
     Other liabilities                                                     4,503
                                                                    ------------

          Total liabilities                                           43,691,340
                                                                    ------------


Net Assets                                                          $792,910,201
                                                                    ============


Net asset value, redemption price and offering
price per unit of beneficial interest
($792,910,201/21,688,435 units outstanding)                         $      36.56
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                            For the period       For the period
                                                                             April 1, 2002       January 1, 2002
                                                                           to June 30, 2002     to June 30, 2002
                                                                        -------------------------------------------
Investment income:
     Dividend income                                                       $   2,190,467          $   4,506,066
     Interest income                                                             164,449                244,722
                                                                        -------------------------------------------

          Total investment income                                              2,354,916              4,750,788

Expenses:
     Investment advisory fee                                                     429,285                890,865
     State Street Bank & Trust Company - program fee                             697,454              1,465,529
     American Bar Retirement Association - program fee                           105,331                218,240
     Trustee, management and administration fees                                 183,174                380,084
     Other expenses and taxes                                                    119,019                259,135
                                                                        -------------------------------------------

          Total expenses                                                       1,534,263              3,213,853

          Net investment income                                                  820,653              1,536,935
                                                                        -------------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                              (42,225,975)           (55,245,187)
          Unrealized depreciation of investments during the period          (135,570,205)          (144,330,469)
                                                                        -------------------------------------------

          Net loss on investments                                           (177,796,180)          (199,575,656)
                                                                        -------------------------------------------

          Net decrease in net assets resulting from operations             $(176,975,527)         $(198,038,721)
                                                                        ===========================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                For the period          For the period
                                                                                 April 1, 2002          January 1, 2002
                                                                               to June 30, 2002        to June 30, 2002
                                                                             ---------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                  $       820,653        $     1,536,935
          Net realized loss on investments                                           (42,225,975)           (55,245,187)
          Unrealized depreciation of investments during the period                  (135,570,205)          (144,330,469)
                                                                             ---------------------------------------------

          Net decrease in net assets resulting from operations                      (176,975,527)          (198,038,721)
                                                                             ---------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                10,014,630             21,348,029
          Cost of units redeemed                                                     (28,629,516)           (48,664,827)

          Net decrease in net assets resulting from participant transactions         (18,614,886)           (27,316,798)
                                                                             ---------------------------------------------

                    Total decrease in net assets                                    (195,590,413)          (225,355,519)

Net Assets:
          Beginning of period                                                        988,500,614          1,018,265,720
                                                                             ---------------------------------------------
          End of period                                                          $   792,910,201        $   792,910,201
                                                                             =============================================

Number of units:
          Outstanding-beginning of period                                             22,163,686             22,363,376
               Sold                                                                      241,649                495,001
               Redeemed                                                                 (716,900)            (1,169,942)

          Outstanding-end of period                                                   21,688,435             21,688,435
                                                                             =============================================

         American Bar Association Members/ State Street Collective Trust

                               Growth Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                          For the period      For the period
                                                                  April 1, 2002      January 1, 2002
                                                                to June 30, 2002    to June 30, 2002
                                                               ----------------------------------------
Investment income                                                $     0.11           $     0.21
Expenses                                                              (0.07)               (0.14)

                                                               ----------------------------------------
Net investment income                                                  0.04                 0.07
Net realized and unrealized loss on investments                       (8.08)               (9.04)

                                                               ----------------------------------------
Net decrease in unit value                                            (8.04)               (8.97)
Net asset value at beginning of period                                44.60                45.53

                                                               ----------------------------------------

Net asset value at end of period                                 $    36.56           $    36.56

                                                               ========================================
Ratio of expenses to average net assets*                               0.69%                0.69%
Ratio of net investment income to average net assets*                  0.37%                0.33%
Portfolio turnover**                                                     14%                  17%
Number of units outstanding at end of period (in thousands)          21,688               21,688


----------
*  Annualized
** Not annualized

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $324,005,629)                      $240,730,312
     Cash                                                                      0
     Receivable for investments sold                                   1,664,232
     Receivable for fund units sold                                       49,037
     Dividends and interest receivable                                         0
     Other assets                                                          2,477
                                                                    ------------

          Total  assets                                              242,446,058
                                                                    ------------

Liabilities
     Payable for investments purchased                                         0
     Payable for fund units purchased                                          0
     Accrued expenses                                                    101,095
     Other liabilities                                                         0
                                                                    ------------

          Total liabilities                                              101,095
                                                                    ------------


Net Assets                                                          $242,344,963
                                                                    ============


Net asset value, redemption price and offering
price per unit of beneficial interest
($242,344,963/10,387,829 units outstanding)                         $      23.33
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                        For the period       For the period
                                                                         April 1, 2002       January 1, 2002
                                                                       to June 30, 2002     to June 30, 2002
                                                                     -----------------------------------------
Investment income:
     Dividend income                                                   $        595           $        595
     Interest income                                                              0                      0
                                                                     -----------------------------------------

          Total investment income                                               595                    595

Expenses:
     Investment  advisory  fee                                                    0                      0
     State Street Bank & Trust Company - program  fee                       202,656                407,468
     American Bar Retirement Association - program  fee                      30,584                 60,695
     Trustee, management and administration fees                             53,191                105,709
     Other expenses and taxes                                                32,504                 61,605
                                                                     -----------------------------------------

          Total expenses                                                    318,935                635,477
                                                                     -----------------------------------------

          Net investment loss                                              (318,340)              (634,882)
                                                                     -----------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                          (1,964,702)            (2,469,061)
          Unrealized depreciation of investments during the period      (34,157,770)           (30,954,798)
                                                                     -----------------------------------------

          Net loss on investments                                       (36,122,472)           (33,423,859)
                                                                     -----------------------------------------

          Net decrease in net assets resulting from operations         ($36,440,812)          ($34,058,741)
                                                                     =========================================

         American Bar Association Members/ State Street Collective Trust

                                Index Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                For the period        For the period
                                                                                 April 1, 2002        January 1, 2002
                                                                               to June 30, 2002      to June 30, 2002
                                                                              -----------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                                                   $    (318,340)       $    (634,882)
          Net realized loss on investments                                         (1,964,702)          (2,469,061)
          Unrealized depreciation of investments during the period                (34,157,770)         (30,954,798)
                                                                              -----------------------------------------

          Net decrease in net assets resulting from operations                    (36,440,812)         (34,058,741)
                                                                              -----------------------------------------

Participant transactions:
          Proceeds from sales of units                                             12,224,385           20,788,844
          Cost of units redeemed                                                   (4,788,512)          (7,562,364)

          Net increase in net assets resulting from participant transactions        7,435,873           13,226,480
                                                                              -----------------------------------------

                    Total decrease in net assets                                  (29,004,939)         (20,832,261)

Net Assets:
          Beginning of period                                                     271,349,902          263,177,224
                                                                              -----------------------------------------
          End of period                                                         $ 242,344,963        $ 242,344,963
                                                                              =========================================

Number of units:
          Outstanding-beginning of period                                          10,102,133            9,881,870
               Sold                                                                   481,545              805,807
               Redeemed                                                              (195,849)            (299,848)

          Outstanding-end of period                                                10,387,829           10,387,829
                                                                              =========================================

                American Bar Association Members/ State Street Collective Trust

                                       Index Equity Fund


                                    Per-Unit data and Ratios
                                           Unaudited

Selected data for a unit outstanding throughout the
period:                                                                       For the period        For the period
                                                                               April 1, 2002       January 1, 2002
                                                                             to June 30, 2002     to June 30, 2002
                                                                         --------------------------------------------
Investment income                                                         $        0.00           $        0.00
Expenses                                                                          (0.03)                  (0.06)
                                                                         --------------------------------------------

Net investment loss                                                               (0.03)                  (0.06)
Net realized and unrealized loss on investments                                   (3.50)                  (3.24)
                                                                         --------------------------------------------

Net decrease in unit value                                                        (3.53)                  (3.30)
Net asset value at beginning of period                                            26.86                   26.63
                                                                         --------------------------------------------

Net asset value at end of period                                          $       23.33           $       23.33

                                                                         ============================================

Ratio of expenses to average net assets*                                           0.49%                   0.49%
Ratio of net investment income to average net assets*                             (0.49)%                 (0.49)%
Portfolio turnover**                                                                  3%                      3%
Number of units outstanding at end of period (in thousands)                      10,388                  10,388

----------
*  Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolios of such collective investment fund.

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $179,202,061)                      $186,187,125
     Cash                                                                      0
     Receivable for investments sold                                   2,983,514
     Receivable for fund units sold                                            0
     Dividends and interest receivable                                   648,270
     Other assets                                                          1,734
                                                                    ------------

          Total  assets                                              189,820,643
                                                                    ------------

Liabilities
     Payable for investments purchased                                 2,517,450
     Payable for fund units purchased                                    466,064
     Accrued expenses                                                     76,383
     Other liabilities                                                         0
                                                                    ------------

          Total liabilities                                            3,059,897
                                                                    ------------


Net Assets                                                          $186,760,746
                                                                    ============


Net asset value, redemption price and offering
price per unit of beneficial interest
($186,760,746/11,552,763 units outstanding)                         $      16.17
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                             Statement of Operations
                                    Unaudited

                                                                      For the period        For the period
                                                                       April 1, 2002        January 1, 2002
                                                                     to June 30, 2002      to June 30, 2002
                                                                  ------------------------------------------
Investment income:
     Dividend income                                                     $2,206,197           $4,226,365
     Interest income                                                            422                  422
                                                                  ------------------------------------------

          Total investment income                                         2,206,619            4,226,787

Expenses:
     Investment advisory fee                                                      0                    0
     State Street Bank & Trust Company - program fee                        145,021              284,760
     American Bar Retirement Association - program fee                       21,871               42,392
     Trustee, management and administration fees                             38,035               73,819
     Other expenses and taxes                                                23,252               43,054
                                                                  ------------------------------------------

          Total expenses                                                    228,179              444,025
                                                                  ------------------------------------------

          Net investment income                                           1,978,440            3,782,762
                                                                  ------------------------------------------

Realized and unrealized gain on investments:
          Net realized gain on investments sold                             116,353               39,295
          Unrealized appreciation of investments during the period        3,702,163            2,957,381
                                                                  ------------------------------------------

          Net gain on investments                                         3,818,516            2,996,676
                                                                  ------------------------------------------

          Net increase in net assets resulting from operations           $5,796,956           $6,779,438
                                                                  ==========================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                 For the period       For the period
                                                                                  April 1, 2002       January 1, 2002
                                                                                to June 30, 2002     to June 30, 2002
                                                                            -------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                  $   1,978,440        $   3,782,762
          Net realized gain on investments                                             116,353               39,295
          Unrealized appreciation of investments during the period                   3,702,163            2,957,381
                                                                            -------------------------------------------

          Net increase in net assets resulting from operations                       5,796,956            6,779,438
                                                                            -------------------------------------------


Participant transactions:
          Proceeds from sales of units                                               4,505,719           11,245,608
          Cost of units redeemed                                                    (3,917,584)          (7,689,554)

          Net increase in net assets resulting from participant transactions           588,135            3,556,054
                                                                            -------------------------------------------

                    Total increase in net assets                                     6,385,091           10,335,492

Net Assets:
          Beginning of period                                                      180,375,655          176,425,254
                                                                            -------------------------------------------
          End of period                                                          $ 186,760,746        $ 186,760,746
                                                                            ===========================================

Number of units:
          Outstanding-beginning of period                                           11,515,317           11,324,956
               Sold                                                                    282,050              711,783
               Redeemed                                                               (244,604)            (483,976)

          Outstanding-end of period                                                 11,552,763           11,552,763
                                                                            ===========================================

         American Bar Association Members/ State Street Collective Trust

                             Intermediate Bond Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                               For the period        For the period
                                                                       April 1, 2002       January 1, 2002
                                                                     to June 30, 2002     to June 30, 2002
                                                                  -------------------------------------------
Investment income                                                    $        0.21           $        0.37
Expenses                                                                     (0.02)                  (0.04)
                                                                  -------------------------------------------

Net investment income                                                         0.19                    0.33
Net realized and unrealized gain on investments                               0.32                    0.26
                                                                  -------------------------------------------

Net increase in unit value                                                    0.51                    0.59
Net asset value at beginning of period                                       15.66                   15.58

                                                                  -------------------------------------------

Net asset value at end of period                                     $       16.17           $       16.17

                                                                  ===========================================

Ratio of expenses to average net assets*                                      0.49%                   0.49%
Ratio of net investment income to average net assets*                         4.32%                   4.16%
Portfolio turnover**                                                             5%                      8%
Number of units outstanding at end of period (in thousands)                 11,553                  11,553

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

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $91,297,963)                        $87,592,718
     Cash                                                                    673
     Receivable for investments sold                                      90,535
     Receivable for fund units sold                                       22,030
     Dividends and interest receivable                                   166,955
     Other assets                                                          7,685
                                                                     -----------

          Total  assets                                               87,880,596
                                                                     -----------

Liabilities
     Payable for investments purchased                                   200,911
     Payable for fund units purchased                                    203,099
     Accrued expenses                                                     78,376
     Other liabilities                                                     2,346
                                                                     -----------

          Total liabilities                                              484,732
                                                                     -----------


Net Assets                                                           $87,395,864
                                                                     ===========


Net asset value, redemption price and offering
price per unit of beneficial interest
($87,395,864/5,394,851 units outstanding)                            $     16.20
                                                                     ===========

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                        For the period       For the period
                                                                                         April 1, 2002       January 1, 2002
                                                                                       to June 30, 2002     to June 30, 2002
                                                                                    ------------------------------------------
Investment income:
     Dividend income                                                                    $   323,464        $   459,316
     Interest income                                                                          6,266             11,712
                                                                                    ------------------------------------------

          Total investment income                                                           329,730            471,028

Expenses:
     Investment advisory fee                                                                 42,624             84,037
     State Street Bank & Trust Company - program fee                                         58,476            115,221
     American Bar Retirement Association - program fee                                       10,602             20,612
     Trustee, management and administration fees                                             18,439             35,897
     Other expenses and taxes                                                                44,576             70,431
                                                                                    ------------------------------------------

          Total expenses                                                                    174,717            326,198
                                                                                    ------------------------------------------

          Net investment income                                                             155,013            144,830
                                                                                    ------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                          (4,286,022)        (7,024,840)
          Unrealized appreciation (depreciation) of investments during the period          (105,131)         2,396,431
                                                                                    ------------------------------------------

          Net loss on investments                                                        (4,391,153)        (4,628,409)
                                                                                    ------------------------------------------

          Net decrease in net assets resulting from operations                          $(4,236,140)       $(4,483,579)
                                                                                    ==========================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                              For the period       For the period
                                                                                               April 1, 2002       January 1, 2002
                                                                                             to June 30, 2002     to June 30, 2002
                                                                                           ----------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                               $    155,013        $    144,830
          Net realized loss on investments                                                      (4,286,022)         (7,024,840)
          Unrealized appreciation (depreciation) of investments during the period                 (105,131)          2,396,431
                                                                                           ----------------------------------------

          Net decrease in net assets resulting from operations                                  (4,236,140)         (4,483,579)
                                                                                           ----------------------------------------


Participant transactions:
          Proceeds from sales of units                                                          14,729,275          23,467,631
          Cost of units redeemed                                                               (13,326,621)        (20,588,906)

          Net increase in net assets resulting from participant transactions                     1,402,654           2,878,725
                                                                                           ----------------------------------------

                    Total decrease in net assets                                                (2,833,486)         (1,604,854)

Net Assets:
          Beginning of period                                                                   90,229,350          89,000,718
                                                                                           ----------------------------------------
          End of period                                                                       $ 87,395,864        $ 87,395,864
                                                                                           ========================================

Number of units:
          Outstanding-beginning of period                                                        5,318,274           5,223,849
               Sold                                                                                878,937           1,422,076
               Redeemed                                                                           (802,360)         (1,251,074)

          Outstanding-end of period                                                              5,394,851           5,394,851
                                                                                           ========================================

         American Bar Association Members/ State Street Collective Trust

                            International Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                  For the period         For the period
                                                                           April 1, 2002        January 1, 2002
                                                                         to June 30, 2002      to June 30, 2002
                                                                   ----------------------------------------------
Investment income                                                        $       0.06            $       0.09
Expenses                                                                        (0.03)                  (0.06)

                                                                   ----------------------------------------------
Net investment income                                                            0.03                    0.03
Net realized and unrealized loss on investments                                 (0.80)                  (0.87)

                                                                   ----------------------------------------------
Net decrease in unit value                                                      (0.77)                  (0.84)
Net asset value at beginning of period                                          16.97                   17.04

                                                                   ----------------------------------------------

Net asset value at end of period                                         $      16.20            $      16.20

                                                                   ==============================================
Ratio of expenses to average net assets*                                         0.78%                   0.74%
Ratio of net investment income to average net assets*                            0.69%                   0.33%
Portfolio turnover**                                                               19%                     31%
Number of units outstanding at end of period (in thousands)                     5,395                   5,395

----------
*   Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a registered investment company, reflects purchases and sales of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                       Statement of Assets and Liabilities
                                    Unaudited


                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $812,153,335.)                     $812,153,335
     Cash                                                           $          0
     Interest Receivable                                               3,140,247
     Receivable for fund units sold                                      411,292
     Other assets                                                          7,563
                                                                    ------------

          Total  assets                                              815,712,437
                                                                    ------------

Liabilities
     Payable for fund units redeemed                                     710,556
     Accrued expenses                                                    328,576
                                                                    ------------

          Total liabilities                                            1,039,132
                                                                    ------------

Net Assets                                                          $814,673,305
                                                                    ============

Net asset value, redemption price and offering
price per unit of beneficial interest
($814,673,305/814,673,305 units outstanding)                                1.00
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                             Statement of Operations
                                    Unaudited

                                                             For the period           For the period
                                                              April 1, 2002           January 1, 2002
                                                            to June 30, 2002         to June 30, 2002
                                                          -------------------------------------------
Interest income                                                 $ 9,499,309             $19,105,339
                                                          -------------------------------------------

Expenses:
     State Street Bank & Trust Company - program fee                626,723               1,244,017
     American Bar Retirement Association - program fee               94,491                 185,196
     Trustee, management and administration fees                    164,321                 322,487
     Other expenses and taxes                                       100,453                 187,970
                                                          -------------------------------------------

          Total expenses                                            985,988               1,939,670
                                                          -------------------------------------------

          Net investment income                                 $ 8,513,321             $17,165,669
                                                          ===========================================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                       For the period         For the period
                                                                        April 1, 2002         January 1, 2002
                                                                      to June 30, 2002       to June 30, 2002
                                                                   --------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                               8,513,321                17,165,669
                                                                   --------------------------------------------

          Distributions from investment income                          (8,513,321)              (17,165,669)
                                                                   --------------------------------------------

Participant transactions:
          Proceeds from sales of units                                  53,013,941                83,196,023
          Units issued in connection with reinvestment
          of net investment income                                       8,513,321                17,165,669
          Cost of units redeemed                                       (36,602,816)              (83,548,151)

          Net increase in net assets resulting from
          participant transactions                                      24,924,446                16,813,541
                                                                   --------------------------------------------

                    Total increase in net assets                        24,924,446                16,813,541
                                                                   --------------------------------------------

Net Assets:
          Beginning of period                                          789,748,859               797,859,764
                                                                   --------------------------------------------
          End of period                                              $ 814,673,305             $ 814,673,305
                                                                   ============================================

         American Bar Association Members/ State Street Collective Trust

                            Stable Asset Return Fund


                            Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                           For the period        For the period
                                                                   April 1, 2002        January 1, 2002
                                                                 to June 30, 2002      to June 30, 2002
                                                              -----------------------------------------
Investment income                                               $       0.012            $     0.024
Expenses                                                               (0.001)                (0.002)
                                                              -----------------------------------------

Net investment income                                                   0.011                  0.022
Reinvestment of net investment income                                  (0.011)                (0.022)
                                                              -----------------------------------------

Net increase in unit value                                              0.00                   0.00
Net asset value at beginning of period                                  1.00                   1.00
                                                              -----------------------------------------

Net asset value at end of period                                $       1.00             $     1.00
                                                              =========================================

Ratio of expenses to average net assets*                                 .49%                   .49%
Ratio of net investment income to average net assets*                   4.26%                  4.33%
Number of units outstanding at end of period (in thousands)          814,673                814,673

----------
* Annualized

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                   June 30, 2002
                                                                   ------------
Assets
     Investments, at value (cost $244,062,868)                      $238,217,628
     Cash                                                                      0
     Receivable for investments sold                                     410,955
     Receivable for fund units sold                                       48,056
     Dividends and interest receivable                                   318,381
     Other assets                                                          2,233
                                                                    ------------

          Total  assets                                              238,997,253
                                                                    ------------

Liabilities
     Payable for investments purchased                                         0
     Payable for fund units purchased                                          0
     Accrued expenses                                                    144,904
     Other liabilities                                                         0
                                                                    ------------

          Total liabilities                                              144,904
                                                                    ------------


Net Assets                                                          $238,852,349
                                                                    ============


Net asset value, redemption price and offering
price per unit of beneficial interest
($238,852,349 / 9,280,026 units outstanding)                        $      25.74
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                 For the period         For the period
                                                                                  April 1, 2002         January 1, 2002
                                                                                to June 30, 2002       to June 30, 2002
                                                                            ---------------------------------------------
Investment income:
     Dividend income                                                               $  1,065,668           $  2,014,680
     Interest income                                                                     28,896                 54,781
                                                                            ---------------------------------------------

          Total investment income                                                     1,094,564              2,069,461

Expenses:
     Investment  advisory  fee                                                          138,368                266,756
     State Street Bank & Trust Company - program fee                                    191,208                365,453
     American Bar Retirement Association - program fee                                   28,844                 54,461
     Trustee, management and administration fees                                         50,168                 94,855
     Other expenses and taxes                                                            30,269                 55,454
                                                                            ---------------------------------------------

          Total expenses                                                                438,857                836,979
                                                                            ---------------------------------------------

          Net investment income                                                         655,707              1,232,482
                                                                            ---------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                       1,040,784              1,639,995
          Unrealized depreciation of investments during the period                  (22,212,088)           (11,969,755)
                                                                            ---------------------------------------------

          Net loss on investments                                                   (21,171,304)           (10,329,760)
                                                                            ---------------------------------------------

          Net decrease in net assets resulting from operations                     $(20,515,597)          $ (9,097,278)
                                                                            =============================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period        For the period
                                                                                    April 1, 2002        January 1, 2002
                                                                                  to June 30, 2002      to June 30, 2002
                                                                              -------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                                     $     655,707        $   1,232,482
          Net realized gain on investments                                              1,040,784            1,639,995
          Unrealized depreciation of investments during the period                    (22,212,088)         (11,969,755)
                                                                              -------------------------------------------

          Net decrease in net assets resulting from operations                        (20,515,597)          (9,097,278)
                                                                              -------------------------------------------

Participant transactions:
          Proceeds from sales of units                                                 38,933,306           61,217,424
          Cost of units redeemed                                                      (17,490,216)         (34,665,440)

          Net increase in net assets resulting from participant transactions           21,443,090           26,551,984
                                                                              -------------------------------------------

                    Total increase in net assets                                          927,493           17,454,706

Net Assets:
          Beginning of period                                                         237,924,856          221,397,643
                                                                              -------------------------------------------
          End of period                                                             $ 238,852,349        $ 238,852,349
                                                                              ===========================================

Number of units:
          Outstanding-beginning of period                                               8,503,863            8,321,228
               Sold                                                                     1,425,439            2,251,781
               Redeemed                                                                  (649,276)          (1,292,983)

          Outstanding-end of period                                                     9,280,026            9,280,026
                                                                              ===========================================

         American Bar Association Members/ State Street Collective Trust

                                Value Equity Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                  For the period       For the period
                                                                          April 1, 2002       January 1, 2002
                                                                        to June 30, 2002     to June 30, 2002
                                                                     -----------------------------------------
Investment income                                                          $    0.12            $    0.24
Expenses                                                                       (0.05)               (0.10)

                                                                     -----------------------------------------
Net investment income                                                           0.07                 0.14
Net realized and unrealized loss on investments                                (2.31)               (1.01)

                                                                     -----------------------------------------
Net decrease in unit value                                                     (2.24)               (0.87)
Net asset value at beginning of period                                         27.98                26.61

                                                                     -----------------------------------------

Net asset value at end of period                                           $   25.74            $   25.74

                                                                     =========================================
Ratio of expenses to average net assets*                                        0.72%                0.72%
Ratio of net investment income to average net assets*                           1.07%                1.06%
Portfolio turnover**                                                               5%                  11%
Number of units outstanding at end of period (in thousands)                    9,280                9,280

----------
*  Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a collective investment fund, represents purchases and sales of units of the collective investment fund rather than turnover of the underlying portfolio of such collective investment fund.

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $29,439,394)                        $30,108,713
     Cash                                                                  6,568
     Receivable for investments sold                                     474,104
     Receivable for fund units sold                                       14,184
     Dividends and interest receivable                                         0
     Other assets                                                              0
                                                                     -----------

          Total  assets                                               30,603,569
                                                                     -----------

Liabilities
     Payable for investments purchased                                   723,305
     Payable for fund units purchased                                          0
     Accrued expenses                                                          0
     Other liabilities                                                         0
                                                                     -----------

          Total liabilities                                              723,305
                                                                     -----------


Net Assets                                                           $29,880,264
                                                                     ===========


Net asset value, redemption price and offering
price per unit of beneficial interest
($29,880,264/1,850,967 units outstanding)                            $     16.14
                                                                     ===========

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                             Statement of Operations
                                    Unaudited

                                                                                For the period         For the period
                                                                                 April 1, 2002         January 1, 2002
                                                                               to June 30, 2002       to June 30, 2002
                                                                            ---------------------------------------------
Investment income:
     Dividend income                                                            $         0            $         0
     Interest income                                                                      0                      0
                                                                            ---------------------------------------------

          Total investment income                                                         0                      0

Expenses:
     Investment  advisory  fee                                                            0                      0
     State Street Bank & Trust Company - program fee                                      0                      0
     American Bar Retirement Association - program fee                                    0                      0
     Trustee, management and administration fees                                          0                      0
     Other expenses and taxes                                                             0                      0

          Total expenses                                                                  0                      0
                                                                            ---------------------------------------------

          Net investment income                                                           0                      0
                                                                            ---------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                     367,860                699,303
          Unrealized depreciation of investments during the period               (1,188,946)            (1,240,158)
                                                                            ---------------------------------------------

          Net loss on investments                                                  (821,086)              (540,855)
                                                                            ---------------------------------------------

          Net decrease in net assets resulting from operations                  $  (821,086)           $  (540,855)
                                                                            =============================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                  For the period       For the period
                                                                                   April 1, 2002       January 1, 2002
                                                                                 to June 30, 2002     to June 30, 2002
                                                                               ------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                    $          0         $          0
          Net realized gain on investments                                              367,860              699,303
          Unrealized depreciation of investments during the period                   (1,188,946)          (1,240,158)
                                                                               ------------------------------------------

          Net decrease in net assets resulting from operations                         (821,086)            (540,855)
                                                                               ------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                1,444,435            3,007,312
          Cost of units redeemed                                                     (1,938,227)          (3,928,617)

          Net decrease in net assets resulting from participant transactions           (493,792)            (921,305)
                                                                               ------------------------------------------

                    Total decrease in net assets                                     (1,314,878)          (1,462,160)

Net Assets:
          Beginning of period                                                        31,195,142           31,342,424
                                                                               ------------------------------------------
          End of period                                                            $ 29,880,264         $ 29,880,264
                                                                               ==========================================

Number of units:
          Outstanding-beginning of period                                             1,880,701            1,906,106
               Sold                                                                      87,728              182,673
               Redeemed                                                                (117,462)            (237,812)

          Outstanding-end of period                                                   1,850,967            1,850,967
                                                                               ==========================================

         American Bar Association Members/ State Street Collective Trust

                 Structured Portfolio Service- Conservative Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                            For the period        For the period
                                                                    April 1, 2002        January 1, 2002
                                                                  to June 30, 2002      to June 30, 2002
                                                               ------------------------------------------
Investment income                                                    $    0.00            $     0.00
Expenses                                                                  0.00                  0.00

                                                               ------------------------------------------
Net investment income                                                     0.00                  0.00
Net realized and unrealized loss on investments                          (0.45)                (0.30)

                                                               ------------------------------------------
Net decrease in unit value                                               (0.45)                (0.30)
Net asset value at beginning of period                                   16.59                 16.44

                                                               ------------------------------------------

Net asset value at end of period                                     $   16.14            $    16.14

                                                               ==========================================
Ratio of expenses to average net assets*                                  0.00%                 0.00%
Ratio of net investment income to average net assets*                     0.00%                 0.00%
Portfolio turnover**                                                         9%                   16%
Number of units outstanding at end of period (in thousands)              1,851                 1,851

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

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $116,452,081)                      $114,873,461
     Cash                                                                      0
     Receivable for investments sold                                   1,954,842
     Receivable for fund units sold                                       36,258
     Dividends and interest receivable                                         0
     Other assets                                                              0
                                                                    ------------

          Total  assets                                              116,864,561
                                                                    ------------

Liabilities
     Payable for investments purchased                                 1,986,602
     Payable for fund units purchased                                          0
     Accrued expenses                                                          0
     Other liabilities                                                         0
                                                                    ------------

          Total liabilities                                            1,986,602
                                                                    ------------


Net Assets                                                          $114,877,959
                                                                    ============


Net asset value, redemption price and offering
 price per unit of beneficial interest
($ 114,877,959/6,993,818 units outstanding)                         $      16.43
                                                                    ============

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                             Statement of Operations
                                    Unaudited

                                                                                For the period      For the period
                                                                                 April 1, 2002      January 1, 2002
                                                                               to June 30, 2002    to June 30, 2002
                                                                            ------------------------------------------
Investment income:
     Dividend income                                                            $         0            $         0
     Interest income                                                                      0                      0
                                                                            ------------------------------------------

          Total investment income                                                         0                      0

Expenses:
     Investment  advisory  fee                                                            0                      0
     State Street Bank & Trust Company - program fee                                      0                      0
     American Bar Retirement Association - program fee                                    0                      0
     Trustee, management and administration fees                                          0                      0
     Other expenses and  taxes                                                            0                      0
                                                                            ------------------------------------------

          Total expenses                                                                  0                      0
                                                                            ------------------------------------------

          Net investment income                                                           0                      0
                                                                            ------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                   1,034,201              2,282,712
          Unrealized depreciation of investments during the period               (7,847,579)            (8,190,014)
                                                                            ------------------------------------------

          Net loss on investments                                                (6,813,378)            (5,907,302)
                                                                            ------------------------------------------

          Net decrease in net assets resulting from operations                  $(6,813,378)           $(5,907,302)
                                                                            ==========================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                     For the period       For the period
                                                                                      April 1, 2002       January 1, 2002
                                                                                    to June 30, 2002     to June 30, 2002
                                                                                  ------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                       $           0        $           0
          Net realized gain on investments                                                1,034,201            2,282,712
          Unrealized depreciation of investments during the period                       (7,847,579)          (8,190,014)
                                                                                  ------------------------------------------

          Net decrease in net assets resulting from operations                           (6,813,378)          (5,907,302)
                                                                                  ------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                    7,515,370           14,171,629
          Cost of units redeemed                                                         (1,657,152)          (4,241,848)

          Net increase in net assets resulting from participant transactions              5,858,218            9,929,781
                                                                                  ------------------------------------------

                    Total increase (decrease) in net assets                                (955,160)           4,022,479

Net Assets:
          Beginning of period                                                           115,833,119          110,855,480
                                                                                  ------------------------------------------
          End of period                                                               $ 114,877,959        $ 114,877,959
                                                                                  ==========================================

Number of units:
          Outstanding-beginning of period                                                 6,652,479            6,417,587
               Sold                                                                         438,589              824,194
               Redeemed                                                                     (97,250)            (247,963)

          Outstanding-end of period                                                       6,993,818            6,993,818
                                                                                  ==========================================

         American Bar Association Members/ State Street Collective Trust

                   Structured Portfolio Service- Moderate Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                             For the period         For the period
                                                                     April 1, 2002         January 1, 2002
                                                                   to June 30, 2002       to June 30, 2002
                                                                 -------------------------------------------
Investment income                                                   $     0.00            $    0.00
Expenses                                                                  0.00                 0.00

                                                                 -------------------------------------------
Net investment income                                                     0.00                 0.00
Net realized and unrealized loss on investments                          (0.99)               (0.88)

                                                                 -------------------------------------------
Net decrease in unit value                                               (0.98)               (0.84)
Net asset value at beginning of period                                   17.41                17.27

                                                                 -------------------------------------------

Net asset value at end of period                                    $    16.43            $   16.43

                                                                 ===========================================
Ratio of expenses to average net assets*                                  0.00%                0.00%
Ratio of net investment income to average net assets*                     0.00%                0.00%
Portfolio turnover**                                                         5%                  10%
Number of units outstanding at end of period (in thousands)              6,994                6,994

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

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                       Statement of Assets and Liabilities
                                    Unaudited

                                                                   June 30, 2002
                                                                   -------------
Assets
     Investments, at value (cost $97,119,910)                        $92,410,191
     Cash                                                                      0
     Receivable for investments sold                                   1,191,870
     Receivable for fund units sold                                       45,750
     Dividends and interest receivable                                         0
     Other assets                                                              0
                                                                     -----------

          Total assets                                                93,647,811
                                                                     -----------

Liabilities
     Payable for investments purchased                                 1,189,966
     Payable for fund units purchased                                          0
     Accrued expenses                                                          0
     Other liabilities                                                         0
                                                                     -----------

          Total liabilities                                            1,189,966
                                                                     -----------

Net Assets                                                           $92,457,845
                                                                     ===========

Net asset value, redemption price and offering
price per unit of beneficial interest
($92,457,845/5,587,582 units outstanding)                            $     16.55
                                                                     ===========

                  Structured Portfolio Service- Aggressive Fund


                             Statement of Operations
                                    Unaudited

                                                                              For the period       For the period
                                                                               April 1, 2002       January 1, 2002
                                                                             to June 30, 2002     to June 30, 2002
                                                                          ------------------------------------------
Investment income:
     Dividend income                                                           $         0            $         0
     Interest income                                                                     0                      0
                                                                          ------------------------------------------

                                                                                         0                      0

Expenses:
     Investment  advisory  fee                                                           0                      0
     State Street Bank & Trust Company - program fee                                     0                      0
     American Bar Retirement Association - program fee                                   0                      0
     Trustee, management and administration fees                                         0                      0
     Other expenses and taxes                                                            0                      0
                                                                          ------------------------------------------

          Total expenses                                                                 0                      0
                                                                          ------------------------------------------

          Net investment income                                                          0                      0
                                                                          ------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                    573,872              1,385,117
          Unrealized depreciation of investments during the period              (9,929,118)            (9,972,360)
                                                                          ------------------------------------------

          Net loss on investments                                               (9,355,246)            (8,587,243)
                                                                          ------------------------------------------

          Net decrease in net assets resulting from operations                 $(9,355,246)           $(8,587,243)
                                                                          ==========================================

                               Statement of Changes in Net Assets
                                           Unaudited

                                                                                For the period      For the period
                                                                                 April 1, 2002      January 1, 2002
                                                                               to June 30, 2002    to June 30, 2002
                                                                             ----------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                  $           0        $           0
          Net realized gain on investments                                             573,872            1,385,117
          Unrealized depreciation of investments during the period                  (9,929,118)          (9,972,360)
                                                                             ----------------------------------------

          Net decrease in net assets resulting from operations                      (9,355,246)          (8,587,243)
                                                                             ----------------------------------------


Participant transactions:
          Proceeds from sales of units                                               3,550,697            7,215,997
          Cost of units redeemed                                                    (2,464,110)          (5,312,262)

          Net increase in net assets resulting from participant transactions         1,086,587            1,903,735
                                                                             ----------------------------------------

                    Total decrease in net assets                                    (8,268,659)          (6,683,508)

Net Assets:
          Beginning of period                                                      100,726,504           99,141,353
                                                                             ----------------------------------------
          End of period                                                          $  92,457,845        $  92,457,845
                                                                             ========================================

Number of units:
          Outstanding-beginning of period                                            5,529,645            5,484,656
               Sold                                                                    200,578              405,168
               Redeemed                                                               (142,641)            (302,242)

          Outstanding-end of period                                                  5,587,582            5,587,582
                                                                             ========================================

         American Bar Association Members/ State Street Collective Trust

                  Structured Portfolio Service- Aggressive Fund


                            Per-Unit data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                        For the period        For the period
                                                                                April 1, 2002        January 1, 2002
                                                                              to June 30, 2002      to June 30, 2002
                                                                             --------------------------------------------
Investment income                                                                    $0.00                $0.00
Expenses                                                                              0.00                 0.00

                                                                             -----------------------------------
Net investment income                                                                 0.00                 0.00
Net realized and unrealized loss on investments                                      (1.67)               (1.53)

                                                                             -----------------------------------
Net decrease in unit value                                                           (1.67)               (1.53)
Net asset value at beginning of period                                               18.22                18.08

                                                                             -----------------------------------

Net asset value at end of period                                                    $16.55               $16.55

                                                                             ===================================
Ratio of expenses to average net assets*                                             0.00%                0.00%
Ratio of net investment income to average net assets*                                0.00%                0.00%
Portfolio turnover**                                                                    6%                  11%
Number of units outstanding at end of period (in thousands)                         5,588                5,588

----------
*  Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.

AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEMI-ANNUAL
UNAUDITED

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

VALUE EQUITY FUND--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities

Lending Fund (the "Value Fund"), a separate State Street Bank collective investment fund. A portion of the Value Fund invests in securities contained in the Russell 1000 Value Index. This underlying fund's financial statements are available upon request from State Street Bank.

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

F. SALES AND REDEMPTIONS OF UNITS OF PARTICIPATION
The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of registered units, each unit will be offered and sold daily at the respective Fund's and Portfolio's net asset value.

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

Upon entering into a futures contract, the Fund is required to deposit either in cash or securities an amount ("initial margin") equal to a certain percentage of the nominal value of the contract. Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires. A summary of obligations under these financial instruments at June 30, 2002 is as follows:

     NUMBER OF        EXPIRATION               FUTURES                NOTIONAL                            NET UNREALIZED
     CONTRACTS           DATE                 CONTRACTS                COST             POSITION           APPRECIATION
     ---------        ----------              ---------               --------          --------          --------------
        15            Sept.-2002        S&P 500 Index Futures        $3,712,875          Long              $(46,965)

At June 30 , 2002, the Growth Equity Fund had assigned an U.S. Treasury Bill, with principal of $285,000, to cover initial margin requirements on any open futures contracts.

I. USE OF ESTIMATES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

J. UNAUDITED INTERIM FINANCIAL STATEMENTS; INFORMATION PRESENTED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

INVESTMENT ADVISOR FEE RATE RANGE
Capital Guardian Trust Company (Growth Equity,
  Aggressive Equity and Balanced Funds) ...............................225% to  .50%*
Dresdner RCM Global Investors LLC (Growth Equity Fund) .................25% to  .70%
Dresdner RCM Global Investors LLC (International Equity Fund) ..........40% to  .75%
Sit Investment Associates (Aggressive Equity Fund) .....................60% to 1.00%
Morgan Stanley Investment Management (Balanced Fund) ..................125% to  .50%
Lincoln Capital Management Company (Growth Equity Fund) ................15% to  .4675%
Alliance Capital Management L.P. (Value Equity Fund) ...................15% to  .50%
Bankers Trust Company (Growth Equity Fund) ............................010% to  .075%**

*  Subject to a 5% fee reduction based on aggregate fees.
** Minimum fee of $75,000.

T. Rowe Price International Inc., manager of the T. Rowe Price International Stock Fund, pays a .10% fee reimbursement based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $23,145 relating to this fee for the six-month period ended June 30, 2002.

A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

                                                RATE FOR ABRA
                                                PERIOD ENDING
VALUE OF PROGRAM ASSETS                         JUNE 30, 2002

First $500 million...................................075%
Next $850 million ...................................065
Next $1.15 billion ..................................035
Next $1.5 billion  ..................................025
Over $4.0 billion  ..................................015


ABRA received Program fees of $759,253 for the six-month period ended June 30, 2002.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the six-month period ended June 30, 2002 totaled $31,323 and is allocated to each Fund based on net asset value.

Effective July 1, 2001 the program expense fee is calculated as follows: the monthly fee is equal to one-twelfth of the sum of (i) $750,000 plus (ii) $201 multiplied by the number of participants in the Program other than active participants without account balances as of the last business day of the immediately preceding month, plus (iii) $201 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. This fee is accrued daily and is paid monthly. The $201 amount in the above calculation includes $10 per Participant for a participant advisor service.

A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

VALUE OF ASSETS IN ALL FUNDS RATE
First $1.0 billion ................................15%
Next $1.8 billion ................................058
Over $2.8 billion ................................025

State Street Bank received trustee, management and administration fees which aggregated $6,450,275 for the six-month period ended June 30, 2002. These fees are allocated to each Fund based on net asset value.

The Portfolios of the Structured Portfolio Service are not charged a separate annual fee.

4. PURCHASES AND SALES OF SECURITIES
The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

----------------------------------------------------------------------------------------------
                                                       Six-Month Period
                                                     Ending June 30, 2002
                                                           Purchases               Sales
----------------------------------------------------------------------------------------------
Aggressive Equity Fund ................................  $111,320,190          $100,471,508
Balanced Fund .........................................    74,605,700            76,690,145
Growth Equity Fund ....................................   126,482,860           144,082,582
Stable Asset Return Fund ..............................             -                     -
Index Equity Fund .....................................    19,552,871             8,931,429
Value Equity Fund .....................................    55,735,743            25,217,476
International Equity Fund .............................    31,111,862            27,508,156
Intermediate Bond Fund ................................    21,256,865            14,558,645
Conservative Structured Portfolio Service .............     4,985,869             5,678,843
Moderate Structured Portfolio Service .................    21,916,804            11,991,521
Aggressive Structured Portfolio Service ...............    12,919,570            11,063,489

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

----------------------------------------------------------------------------------------------
                                                       Six-Month Period
                                                     Ending June 30, 2002
                                                           Purchases               Sales
----------------------------------------------------------------------------------------------
Aggressive Equity Fund ................................  $ 60,336,273          $ 71,805,000
Balanced Fund..........................................   528,872,072           504,666,792
Growth Equity Fund ....................................    82,312,710            86,951,000
Value Equity Fund......................................    47,693,892            52,763,000


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

6. SUBSEQUENT EVENTS

CALCULATION OF UNIT VALUES OF THE STABLE ASSET RETURN FUND AND COMBINATION OF FUND UNITS

The Stable Asset Return Fund ("SARF") historically sought to maintain a net asset value of $1.00 per Unit. Thus, when an investor allocated assets to SARF, the investor's account was credited with a number of Units equal to the dollar value of the assets so allocated to SARF. Each Business Day, the net income accrued by SARF was calculated, and additional Units equal in number to the dollar value of the accrued net income of SARF were issued, with each investor receiving a portion of such Units based upon such investor's proportionate interest in SARF. When amounts were withdrawn from SARF, Units equal in number to the dollar value of the amounts withdrawn were redeemed by SARF. During periods when SARF maintained a net asset value of $1.00 per Unit, the number of Units issued and redeemed in connection with the above-described allocations, earnings and withdrawals equaled the dollar amounts of those transactions. To reduce the impact of fluctuating interest rates on the value of SARF's assets, Short-Term Investment Products held by SARF generally are valued on the basis of a valuation method known as "Amortized Cost Pricing." Amortized Cost Pricing involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. In addition, pursuant to generally accepted accounting principles, the guaranteed investment contracts ("GICs") in which SARF also invested are maintained at contract value plus accrued interest, which approximates fair value and also tend to reduce the impact of fluctuating market rates on the value of SARF's assets.

Effective July 15, 2002, SARF no longer will seek to maintain a net asset value of $1.00 per Unit. This change will not affect the investment objective or strategy of SARF, nor will the change result in any change in the value of any investor's account. The value of the assets in SARF will continue to be determined based on the methods described above. Thus, generally fluctuating interest rates should continue to have little, if any, impact on the value of SARF's assets. The principal consequence of the change to SARF is that instead of accounting for the reinvestment of accrued net income by issuing additional Units each Business Day, SARF's accrued net income will be accounted for by increasing the value of the then outstanding Units. Any new allocations of assets to SARF will be accounted for as purchases of Units, and any withdrawals will be accounted for as redemptions of Units, in each case at the then-current Unit value, determined as described above. Under the old method or the new method, SARF's total net assets would be the same, as would the aggregate value of each investor's interest in SARF. In connection with this change, State Street, as Trustee, implemented a combination of the Units of SARF, with the result that, immediately after the combination there were fewer Units of SARF outstanding, but the value of each Unit was more than $1.00. As of the close of business on the effective day of the valuation change described above, investors in SARF were credited with one Unit of SARF for every approximately 27.35 Units previously credited to their accounts. The aggregate value of an investor's interest in SARF did not change as a result of the combination.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For information regarding changes to the investment options that became effective in July 2002, see Item 5. Other Information, "Changes to the Program for 2002."

OVERVIEW

The second quarter of 2002 was one of the worst quarters in the last twenty years for the broad domestic equity market. Accounting scandals continued to keep investors jittery and stock prices suffered. Small capitalization stocks faired better than their large capitalization counterparts while growth stocks suffered significantly greater losses than value stocks. The sectors hardest hit were technology, energy, utilities and healthcare. Despite posting a loss, consumer staples was the sector with the best quarter. The bond market benefited from a drop in treasury yields based on reports that although the U.S. economy is doing well it is not as robust as reports from earlier in the year were suggesting. The International equity markets also had negative returns but fared better than the U.S. domestic equity markets.

AGGRESSIVE EQUITY FUND (NOW CALLED SMALL-CAP EQUITY FUND)

The Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments when State Street deems such investments to be appropriate in light of economic and market conditions. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. For the quarter ended June 30, 2002, the Aggressive Equity Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (15.24)%. By comparison, the Russell 2000 Index produced a total return of (8.35)% for the same period. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of (14.94)% compared to a total return of (4.70)% for the Russell 2002 Index. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index. The Fund's weak performance relative to the Russell 2000 Index is partly attributable to the Fund's heavier weighting toward medium-sized companies, whose performance was generally weaker than the Russell 2000 Index, which is comprised of smaller companies. The Fund is in the process of shifting its strategy toward smaller capitalization companies. See
Item 5. Other Information, "Changes to the Program for 2002."

The most heavily weighted sectors in the Aggressive Equity Fund were technology, consumer basics and industrials. Securities representing the largest holdings based on market value in the Aggressive Equity Fund at June 30, 2002 included Dreyers Grand Ice Cream Inc., Devon Energy Corp., Ferro Corp., TCF Financial Corp. and ACE LTD.

BALANCED FUND

The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. For the quarter ended June 30, 2002, the Balanced Fund experienced a total return, net of Expenses, of (9.75)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced a total return of (6.60)%. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of (9.02)% compared to a total return of (6.15)% for the 60%/40% combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

The most heavily weighted sectors in the equity portion of the Balanced Fund were finance, technology and health care. Securities representing the largest holdings based on market value in the Balanced Fund at June 30, 2002 included SLM Corp., Astrazeneca PLC, Pfizer Inc., Washington Mutual and Applied Materials Inc. The fixed income portion was heavily invested in government agency and mortgage related issues.

GROWTH EQUITY FUND (NOW CALLED LARGE-CAP GROWTH EQUITY FUND)

The Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies and seeks to achieve long-term growth of capital through increases in the value of the securities it held and to realize income principally from dividends on such securities. A portion of the Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Growth Equity Fund is actively managed. The Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended June 30, 2002, the Growth Equity Fund experienced a total return, net of Expenses, of (18.03)%. By comparison, the Russell 1000 Growth Index produced a return of (18.67)% for the same period. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of (19.71)% compared to a total return of (20.78)% for the Russell 1000 Growth Index. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the Growth Equity Fund were health care, technology and finance. Securities representing the largest holdings based on market value in the Fund at June 30, 2002 included Pfizer Inc., Microsoft Corp., General Electric Co., Wal Mart Stores Inc. and Johnson & Johnson Inc.

INDEX EQUITY FUND

The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Fund produced a total return, net of Expenses, of (13.15)% for the quarter ended June 30, 2002. By comparison, the Russell 3000 Index produced a return of (13.09)% for the same period. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of (12.40)% compared to a total return of (12.24)% for the Russell 3000 Index. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

INTERMEDIATE BOND FUND

The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. Contributions to the Fund are currently invested in the PIMCO Total Return Fund, a diversified fixed income open-end management investment company with a portfolio duration generally from three to six years. Effective July 1, 2002, Pacific Investment Management Company became the Investment Advisor to the Fund and the Fund will no longer invest in the PIMCO Total Return Fund. See Item 5. Other Information, "Changes to the Program for 2002."

For the quarter ended June 30, 2002, the Intermediate Bond Fund experienced a total return, net of Expenses, of 3.20%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 3.69% for the same period. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of 3.77% compared to a total return of 3.79% for the Lehman Brothers Aggregate Bond Index. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

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

For the quarter ended June 30, 2002, the International Equity Fund experienced a total return, net of Expenses, of (4.42)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (3.49)%. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of (4.92)% compared to a total return of (2.41)% for the MSCI AC World Ex-U.S. Index. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

As of June 30, 2002, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, France and Japan. The securities representing the largest holdings based on market value were GlaxoSmithKline PLC, Reed International PLC, TotalFinaElf SA, Royal Bank of Scotland Group PLC and Shell Transport & Trading Co. PLC.

As of June 30, 2002, the most heavily weighted countries in the separately managed portion of the International Equity Fund were Japan, United Kingdom and France. The securities representing the largest holdings based on market value were ENI SPA., Royal Bank of Scotland Group PLC, Munich Reinsurance, TotalFinaElf SA and BNP Paribas SA.

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

For the quarter ended June 30, 2002, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 4.33%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund Report Average") for the same period was 1.16%. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of 4.38% compared to a total return of 1.22% for the Money Fund Report Average. The Fund's strong performance relative to the Money Fund Report Average is partly attributable to the longer average maturity of the Fund's portfolio.

VALUE EQUITY FUND (NOW CALLED LARGE-CAP VALUE EQUITY FUND)

The Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks of companies that State Street and its investment advisor consider undervalued. A portion of the Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which was composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund is actively managed.

For the quarter ended June 30, 2002, the Value Equity Fund experienced a total return, net of Expenses, of (8.01)%. By comparison, the Russell 1000 Value Index produced a return of (8.52)% for the same period. For the six months ended June 30, 2002, the Fund experienced a total return, net of Expenses, of (3.26)% compared to a total return of (4.78)% for the Russell 1000 Value Index. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the separately managed portion of the Value Equity Fund were finance, consumer basics and energy. Securities representing the largest holdings in the separately managed portion of the Fund based on market value at June 30, 2002 included Exxon Mobil Corp., Bank of America Corp., Citigroup Inc., Chevron Texaco Corp., and Wachovia Corp.

STRUCTURED PORTFOLIO SERVICE

The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations. Funds in the Conservative Portfolio are allocated as follows: Stable Asset Return Fund, 30%; Intermediate Bond Fund, 35%; Large-Cap Value Equity Fund, 7%; Large-Cap Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio are allocated as follows:
Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Large-Cap Value Equity Fund, 11%; Large-Cap Growth Equity Fund, 11%; Index Equity Fund, 23%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Large-Cap Value Equity Fund, 15%; Large-Cap Growth Equity Fund, 15%; Index Equity Fund, 30%; Small-Cap Equity Fund, 5%; and International Equity Fund, 20%. The allocation of the Portfolios changed on July 15, 2002 in connection with the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund. See Item 5. Other Information, "Changes to the Program for 2002."

For the quarter ended June 30, 2002, the Structured Portfolio Service experienced a total return, net of Expenses, of (2.69)% for the Conservative Portfolio, (5.66)% for the Moderate Portfolio, and (9.16)% for the Aggressive Portfolio. For the six months ended June 30, 2002, the Structured Portfolio Service experienced a total return of (1.84)% for the Conservative Portfolio, (4.91)% for the Moderate Portfolio and (8.46)% for the Aggressive Portfolio.


PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

CHANGES TO THE PROGRAM FOR 2002

The following changes to the Program took effect on July 15, 2002, except for the change to the Intermediate Bond Fund, which took effect on July 1, 2002. Further information regarding these changes is contained in the Prospectus dated April 22, 2002 as supplemented by the Prospectus Supplement dated June 27, 2002 (the "Prospectus"), which has been sent to all program participants. Additional copies of the Prospectus are available by calling 800-348-2272, or by using our website, www.abaretirement.com, or the EDGAR filings portion of the SEC's website, www.sec.gov.

         ADDITION OF NEW FUNDS

The Collective Trust has established two Funds, the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund, as Investment Options. See "Mid-Cap Value Equity Fund" and "Mid-Cap Growth Equity Fund" in the Prospectus for descriptions of these new Funds.

         NAME CHANGES

In connection with the addition of these new Funds, the names of the following existing Funds have changed.

- The Value Equity Fund changed its name to Large-Cap Value Equity Fund;
- The Growth Equity Fund changed its name to Large-Cap Growth Equity Fund; and
- The Aggressive Equity Fund changed its name to Small-Cap Equity Fund.

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

         ADVISOR TO INTERMEDIATE BOND FUND

Pacific Investment Management Company ("PIMCO") became the Investment Advisor to the Intermediate Bond Fund effective July 1, 2002. Previously, the assets of the Intermediate Bond Fund were invested in the PIMCO Total Return Fund, an investment company managed by PIMCO and registered under the Investment Company Act. In connection with this change, changes were made to the Program's policies regarding the use of certain derivative instruments by the Intermediate Bond Fund. For more information, see "Intermediate Bond Fund" and "Derivative Instruments" in the Prospectus.

         CALCULATION OF UNIT VALUES OF THE STABLE ASSET RETURN FUND AND COMBINATION OF FUND UNITS

The Stable Asset Return Fund ("SARF") historically sought to maintain a net asset value of $1.00 per Unit. Thus, when an investor allocated assets to SARF, the investor's account was credited with a number of Units equal to the dollar value of the assets so allocated to SARF. Each Business Day, the net income accrued by SARF was calculated, and additional Units equal in number to the dollar value of the accrued net income of SARF were issued, with each investor receiving a portion of such Units based upon such investor's proportionate interest in SARF. When amounts were withdrawn from SARF, Units equal in number to the dollar value of the amounts withdrawn were redeemed by SARF. During periods when SARF maintained a net asset value of $1.00 per Unit, the number of Units issued and redeemed in connection with the above-described allocations, earnings and withdrawals equaled the dollar amounts of those transactions. To reduce the impact of fluctuating interest rates on the value of SARF's assets, Short-Term Investment Products held by SARF generally are valued on the basis of a valuation method known as "Amortized Cost Pricing." Amortized Cost Pricing involved valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. In addition, pursuant to generally accepted accounting principles, the guaranteed investment contracts ("GICs") in which SARF also invested are maintained at contract value plus accrued interest, which approximated fair value and also tended to reduce the impact of fluctuating market rates on the value of SARF's assets.

Effective July 15, 2002, SARF no longer will seek to maintain a net asset value of $1.00 per Unit. This change will not affect the investment objective or strategy of SARF, nor will the change result in any change in the value of any investor's account. The value of the assets in SARF will continue to be determined based on the methods described above. Thus, generally fluctuating interest rates should continue to have little, if any, impact on the value of SARF's assets. The principal consequence of the change to SARF is that instead of accounting for the reinvestment of accrued net income by issuing additional Units each Business Day, SARF's accrued net income will be accounted for by increasing the value of the then outstanding Units. Any new allocations of assets to SARF will be accounted for as purchases of Units, and any withdrawals will be accounted for as redemptions of Units, in each case at the then-current Unit value, determined as described above. Under the old method or the new method, SARF's total net assets would be the same, as would the aggregate value of each investor's interest in SARF. In connection with this change, State Street, as Trustee, implemented a combination of the Units of SARF, with the result that, immediately after the combination there were fewer Units of SARF outstanding, but the value of each Unit was more than $1.00. As of the close of business on the effective day of the valuation change described above, investors in SARF were credited with one Unit of SARF for every approximately 27.35 Units previously credited to their accounts. The aggregate value of an investor's interest in SARF did not change as a result of the combination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

3.1 American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated as of July 15, 2002.

10.13 Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC.

10.18 Investment Advisor Agreement effective as of July 15, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc.

10.19 Investment Advisor Agreement effective as of July 15, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners.

99.1 Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         b. Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2002.



                                       AMERICAN BAR ASSOCIATION MEMBERS/
                                       STATE STREET COLLECTIVE TRUST



                                           /s/ James S. Phalen
                                       By: ------------------------------
                                           Name:  James. S. Phalen
                                           Title: Chief Executive Officer



                                           /s/ Beth M. Halberstadt
                                       By: -----------------------------
                                           Name:  Beth M. Halberstadt
                                           Title: Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

3.1 American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated as of July 15, 2002.

10.13 Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC.

10.18 Investment Advisor Agreement effective as of July 15, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc.

10.19 Investment Advisor Agreement effective as of July 15, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners.

99.1                Certification of James S. Phalen pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                Certification of Beth M. Halberstadt pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.