Form 10-Q
period 2002-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2002-11-14
CIK 878375

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002
                               ------------------

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

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                             Page No.
                                                             --------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

     Balanced Fund
           Statement of Assets and Liabilities................. 1
           Statement of Operations............................. 2
           Statement of Changes in Net Assets...................3
           Per-Unit Data and Ratios.............................4

     Index Equity Fund
           Statement of Assets and Liabilities................. 5
           Statement of Operations............................. 6
           Statement of Changes in Net Assets...................7
           Per-Unit Data and Ratios.............................8

     Intermediate Bond Fund
           Statement of Assets and Liabilities................. 9
           Statement of Operations............................ 10
           Statement of Changes in Net Assets..................11
           Per-Unit Data and Ratios............................12

     International Equity Fund
           Statement of Assets and Liabilities................ 13
           Statement of Operations............................ 14
           Statement of Changes in Net Assets..................15
           Per-Unit Data and Ratios............................16

     Large-Cap Growth Equity Fund
           Statement of Assets and Liabilities................ 17
           Statement of Operations............................ 18
           Statement of Changes in Net Assets..................19
           Per-Unit Data and Ratios............................20

     Large-Cap Value Equity Fund
           Statement of Assets and Liabilities................ 21
           Statement of Operations............................ 22
           Statement of Changes in Net Assets..................23
           Per-Unit Data and Ratios............................24

     Mid-Cap Growth Equity Fund
           Statement of Assets and Liabilities................ 25
           Statement of Operations............................ 26
           Statement of Changes in Net Assets..................27
           Per-Unit Data and Ratios............................28

                                                             Page No.
                                                             --------

     Mid-Cap Value Equity Fund
           Statement of Assets and Liabilities................ 29
           Statement of Operations............................ 30
           Statement of Changes in Net Assets..................31
           Per-Unit Data and Ratios............................32

     Small-Cap Equity Fund
           Statement of Assets and Liabilities................ 33
           Statement of Operations............................ 34
           Statement of Changes in Net Assets..................35
           Per-Unit Data and Ratios............................36

     Stable Asset Return Fund
           Statement of Assets and Liabilities................ 37
           Statement of Operations............................ 38
           Statement of Changes in Net Assets..................39
           Per-Unit Data and Ratios............................40

     Structured Portfolio Service - Conservative Portfolio
           Statement of Assets and Liabilities................ 41
           Statement of Operations............................ 42
           Statement of Changes in Net Assets..................43
           Per-Unit Data and Ratios............................44

     Structured Portfolio Service - Moderate Portfolio
           Statement of Assets and Liabilities................ 45
           Statement of Operations............................ 46
           Statement of Changes in Net Assets..................47
           Per-Unit Data and Ratios............................48

     Structured Portfolio Service - Aggressive Portfolio
           Statement of Assets and Liabilities................ 49
           Statement of Operations............................ 50
           Statement of Changes in Net Assets..................51
           Per-Unit Data and Ratios............................52

     Notes to Unaudited Financial Statements...................53

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............61

     Item 4. Procedures and Controls...........................66

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds.........66

     Item 5. Other Information.................................66

     Item 6. Exhibits and Reports on Form 8-K..................68


SIGNATURES.....................................................69

CERTIFICATIONS.................................................70

PART I.  FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS (UNAUDITED)


         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                              SEPTEMBER 30, 2002
                                                              ------------------
Assets
     Investments, at value (cost $459,177,972)                      $401,270,984
     Cash                                                                258,652
     Receivable for investments sold                                     204,257
     Receivable for fund units sold                                            0
     Dividends and interest receivable                                 1,529,440
     Other assets                                                         19,136
                                                              ------------------

          Total  assets                                              403,282,469
                                                              ------------------

Liabilities
     Payable for investments purchased                                49,356,389
     Payable for fund units purchased                                  1,104,862
     Accrued expenses                                                    365,802
     Other liabilities                                                     5,147
                                                              ------------------

          Total liabilities                                           50,832,200
                                                              ------------------

Net Assets                                                          $352,450,269
                                                              ==================

Net asset value, redemption price and offering price
per unit of beneficial interest ($352,450,269/6,585,440
units outstanding)                                                  $      53.52
                                                              ==================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                FOR THE PERIOD          FOR THE PERIOD
                                                                 JULY 1, 2002           JANUARY 1, 2002
                                                             TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                            ------------------------------------------------
Investment income:
     Dividend income                                                 $    714,141    $  2,342,368
     Interest income                                                    2,273,179       7,529,749
                                                            ------------------------------------------------
          Total investment income                                       2,987,320       9,872,117

Expenses:
     Investment advisory fee                                              217,056         717,420
     State Street Bank& Trust Company - program fee                       331,531       1,027,246
     American Bar Retirement Association - program fee                     47,539         151,145
     Trustee, management and administration fees                           85,832         266,265
     Other expenses and taxes                                              58,119         184,927
                                                            ------------------------------------------------

          Total expenses                                                  740,077       2,347,003
                                                            ------------------------------------------------

          Net investment income                                         2,247,243       7,525,114
                                                            ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                           304,424         814,997
          Unrealized depreciation of investments
                during the period                                     (43,882,615)    (90,585,758)
                                                            ------------------------------------------------

          Net loss on investments                                     (43,578,191)    (89,770,761)
                                                            ------------------------------------------------

          Net decrease in net assets resulting
                from operations                                      $(41,330,948)   $(82,245,647)
                                                            ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                        STATEMENT OF CHANGES IN NET ASSETS`
                                    UNAUDITED

                                                                   FOR THE PERIOD            FOR THE PERIOD
                                                                    JULY 1, 2002             JANUARY 1, 2002
                                                                TO SEPTEMBER 30, 2002     TO SEPTEMBER 30, 2002
                                                                -----------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                       $   2,247,243            $   7,525,114
          Net realized gain on investments                                  304,424                  814,997
          Unrealized depreciation of
                investments during the period                           (43,882,615)             (90,585,758)
                                                                   -------------------------------------

          Net decrease in net assets resulting
                from operations                                         (41,330,948)             (82,245,647)
                                                                   -------------------------------------
Participant transactions:
          Proceeds from sales of units                                    3,631,816               15,736,590
          Cost of units redeemed                                        (21,439,880)             (39,197,257)

          Net decrease in net assets resulting
                from participant transactions                           (17,808,064)             (23,460,667)
                                                                   -------------------------------------

                    Total decrease in net assets                        (59,139,012)            (105,706,314)

Net Assets:
          Beginning of period                                           411,589,281              458,156,583
                                                                   -------------------------------------
          End of period                                               $ 352,450,269            $ 352,450,269
                                                                   =====================================

Number of units:
          Outstanding-beginning of period                                 6,907,629            6,995,400
               Sold                                                          63,788              251,841
               Redeemed                                                    (385,977)            (661,801)

          Outstanding-end of period                                       6,585,440            6,585,440
                                                                   =====================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                  BALANCED FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:
                                                                   FOR THE PERIOD          FOR THE PERIOD
                                                                    JULY 1, 2002           JANUARY 1, 2002
                                                                TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                               ------------------------------------------------
Investment income                                                        $0.45                $1.43
Expenses                                                                 (0.11)               (0.34)

                                                               ------------------------------------------------
Net investment income                                                     0.34                 1.09
Net realized and unrealized loss on investments                          (6.40)              (13.06)

                                                               ------------------------------------------------
Net decrease in unit value                                               (6.06)              (11.97)
Net asset value at beginning of period                                   59.58                65.49

                                                               ------------------------------------------------

Net asset value at end of period                                        $53.52               $53.52

                                                               ================================================
Ratio of expenses to average net assets*                                 0.78%                0.74%
Ratio of net investment income to average net assets*                    2.37%                2.38%
Portfolio turnover**                                                       53%                 135%
Total return                                                           (10.00%)             (18.00%)
Number  of  units  outstanding  at  end  of  period
        (in thousands)                                                   6,585                6,585
---------------------------------------------------------------

*Annualized
**Not annualized



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                 SEPTEMBER 30, 2002
                                                --------------------
Assets
     Investments, at value (cost $318,108,189)     $198,134,240
     Cash                                                     0
     Receivable  for  investments  sold               1,874,113
     Receivable  for  fund  units  sold                       0
     Dividends  and  interest  receivable                     0
     Other  assets                                        3,723
                                                --------------------

          Total  assets                             200,012,076
                                                --------------------

Liabilities
     Payable for investments purchased                        0
     Payable for fund units purchased                   667,609
     Accrued expenses                                   100,293
     Other liabilities                                        0
                                                --------------------

          Total liabilities                             767,902
                                                --------------------


Net Assets                                         $199,244,174
                                                ====================

Net asset value, redemption price and offering
price per unit of beneficial interest
($199,244,174/10,328,339 units outstanding)      $      19.29
                                                ====================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                          FOR THE PERIOD      FOR THE PERIOD
                                                                           JULY 1, 2002       JANUARY 1, 2002
                                                                          TO SEPTEMBER 30,    TO SEPTEMBER 30,
                                                                                2002               2002
                                                                      -----------------------------------------
Investment income:
     Dividend income                                                                $0                    $595
     Interest income                                                                 0                       0
                                                                      -----------------------------------------

          Total investment income                                                    0                     595

Expenses:
     Investment  advisory  fee                                                       0                       0
     State  Street  Bank  &  Trust  Company - program  fee                     190,923                 598,391
     American  Bar  Retirement  Association - program  fee                      27,372                  88,067
     Trustee, management and administration fees                                49,430                 155,139
     Other  expenses  and  taxes                                                30,730                  92,335
                                                                      -----------------------------------------

          Total expenses                                                       298,455                 933,932
                                                                      -----------------------------------------

          Net investment loss                                                 (298,455)               (933,337)
                                                                      -----------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                             (5,113,719)             (7,582,780)
          Unrealized depreciation of investments during the period         (36,698,632)            (67,653,430)
                                                                      -----------------------------------------

          Net loss on investments                                          (41,812,351)            (75,236,210)
                                                                      -----------------------------------------

          Net decrease in net assets resulting from operations            $(42,110,806)           $(76,169,547)
                                                                      =========================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                        FOR THE PERIOD      FOR THE PERIOD
                                                        JULY 1, 2002       JANUARY 1, 2002
                                                        TO SEPTEMBER 30,    TO SEPTEMBER 30,
                                                              2002               2002
                                                       --------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                             $    (298,455)   $    (933,337)
          Net realized loss on investments                   (5,113,719)      (7,582,780)
          Unrealized depreciation of investments
                during the period                           (36,698,632)     (67,653,430)
                                                       --------------------------------------

          Net decrease in net assets resulting
               from operations                              (42,110,806)     (76,169,547)
                                                       --------------------------------------


Participant transactions:
          Proceeds from sales of units                        6,973,440       27,762,284
          Cost of units redeemed                             (7,963,423)     (15,525,787)

          Net increase (decrease) in net assets
                resulting from participant transactions        (989,983)      12,236,497
                                                       --------------------------------------

                    Total decrease in net assets            (43,100,789)     (63,933,050)

Net Assets:
          Beginning of period                               242,344,963      263,177,224
                                                       --------------------------------------
          End of period                                   $ 199,244,174    $ 199,244,174
                                                       ======================================

Number of units:
          Outstanding-beginning of period                    10,387,829        9,881,870
               Sold                                             333,098        1,138,905
               Redeemed                                        (392,588)        (692,436)

          Outstanding-end of period                          10,328,339       10,328,339
                                                       ======================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                                INDEX EQUITY FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the period:

                                                                     FOR THE PERIOD   FOR THE PERIOD
                                                                       JULY 1, 2002   JANUARY 1, 2002
                                                                   TO SEPTEMBER 30,   TO SEPTEMBER 30,
                                                                          2002             2002
                                                                  ------------------------------------
Investment income                                                    $        0.00  $        0.00
Expenses                                                                     (0.03)         (0.09)
                                                                  ------------------------------------
Net investment loss                                                          (0.03)         (0.09)
Net realized and unrealized loss on investments                              (4.01)         (7.25)
                                                                  ------------------------------------
Net decrease in unit value                                                   (4.04)         (7.34)
Net asset value at beginning of period                                       23.33          26.63
                                                                  ------------------------------------
Net asset value at end of period                                     $       19.29  $       19.29

                                                                  ====================================
Ratio of expenses to average net assets*                                      0.54%          0.51%
Ratio of net investment income to average net assets*                        (0.54)%        (0.51)%
Portfolio turnover**                                                             4%             7%
Total return                                                                (17.31)%       (27.57)%
Number  of  units  outstanding  at  end  of  period (in thousands)          10,328         10,328
                                                                  ------------------------------------

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

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              INTERMEDIATE BOND FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



                                                   SEPTEMBER 30, 2002
                                                 ------------------------
Assets
     Investments, at value (cost $333,981,695)          $336,953,194
     Cash                                                   8,857,756
     Receivable  for  investments  sold                   19,488,773
     Receivable  for  fund  units  sold                      493,326
     Dividends  and  interest  receivable                  1,727,599
     Other  assets                                             2,875
                                                 ------------------------

          Total  assets                                   367,523,523
                                                 ------------------------

Liabilities
     Payable for investments purchased                    159,243,629
     Payable for fund units purchased                        197,464
     Other liabilities                                       177,424
                                                 ------------------------

          Total liabilities                              163,549,848
                                                 ------------------------


Net Assets                                               $203,973,675
                                                 ========================


Net asset value, redemption price and offering
price per unit of beneficial interest
($203,973,675/12,075,816 units outstanding)             $      16.89
                                                 ========================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              INTERMEDIATE BOND FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                      FOR THE PERIOD          FOR THE PERIOD
                                                                       JULY 1, 2002           JANUARY 1, 2002
                                                                   TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                  ------------------------------------------------
Investment income:
     Dividend income                                                        $45,348              $4,271,713
     Interest income                                                      1,694,456               1,694,878
                                                                  ------------------------------------------------

          Total investment income                                         1,739,804               5,966,591

Expenses:
     Investment  advisory  fee                                              147,299                 147,299
     State  Street  Bank  &  Trust  Company - program  fee                  175,088                 459,848
     American  Bar  Retirement  Association - program  fee                   25,068                  67,460
     Trustee, management and administration fees                             45,284                 119,103
     Other  expenses  and  taxes                                             28,155                  71,209
                                                                  ------------------------------------------------

          Total expenses                                                    420,894                 864,919
                                                                  ------------------------------------------------

          Net investment income                                           1,318,910               5,101,672
                                                                  ------------------------------------------------

Realized and unrealized gain on investments:
          Net realized gain on investments sold                          11,532,399              11,571,694
          Unrealized depreciation of investments
                during the period                                        (4,120,141)             (1,162,760)
                                                                  ------------------------------------------------

          Net gain on investments                                         7,412,258              10,408,934
                                                                  ------------------------------------------------

          Net increase in net assets resulting from operations           $8,731,168             $15,510,606
                                                                  ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              INTERMEDIATE BOND FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                      FOR THE PERIOD          FOR THE PERIOD
                                                                       JULY 1, 2002           JANUARY 1, 2002
                                                                   TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                  ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income                                          $1,318,910              $5,101,672
          Net realized gain on investments                               11,532,399              11,571,694
          Unrealized depreciation of investments
                during the period                                        (4,120,141)             (1,162,760)
                                                                  ------------------------------------------------

          Net increase in net assets resulting
                from operations                                           8,731,168              15,510,606
                                                                  ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                                   11,216,520              22,462,128
          Cost of units redeemed                                         (2,734,759)            (10,424,313)

          Net increase in net assets resulting
                from participant transactions                             8,481,761              12,037,815
                                                                  ------------------------------------------------

                    Total increase in net assets                         17,212,929              27,548,421

Net Assets:
          Beginning of period                                           186,760,746             176,425,254
                                                                  ------------------------------------------------
          End of period                                                $203,973,675            $203,973,675
                                                                  ================================================

Number of units:
          Outstanding-beginning of period                                11,552,763              11,324,956
               Sold                                                         687,844               1,399,627
               Redeemed                                                    (164,791)               (648,767)

          Outstanding-end of period                                      12,075,816              12,075,816
                                                                  ==========================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              INTERMEDIATE BOND FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the period:

                                                                FOR THE PERIOD          FOR THE PERIOD
                                                                 JULY 1, 2002           JANUARY 1, 2002
                                                             TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                            ------------------------------------------------
Investment income                                                    $0.14                   $0.51
Expenses                                                             (0.04)                  (0.07)
                                                            ------------------------------------------------
Net investment income                                                 0.10                    0.44
Net realized and unrealized gain on investments                       0.62                    0.87
                                                            ------------------------------------------------
Net increase in unit value                                            0.72                    1.31
Net asset value at beginning of period                               16.17                   15.58
                                                            ------------------------------------------------
Net asset value at end of period                                    $16.89                  $16.89
                                                            ================================================
Ratio of expenses to average net assets*                             0.84%                   0.61%
Ratio of net investment income to average net assets*                2.63%                   3.62%
Portfolio turnover**                                                  308%                    332%
Total return                                                         4.35%                   8.29%
Number  of  units  outstanding  at  end  of  period
        (in thousands)                                              12,076                  12,076

----------------
*    Annualized
** Not annualized. Reflects purchases and sales of shares of the registered investment company in which the fund invested until July 1, 2002 rather than turnover of the underlying portfolio of such registered investment company.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                          SEPTEMBER 30, 2002
                                                        ------------------------
Assets
     Investments, at value (cost $88,833,409)                 $38,135,875
     Cash                                                             542
     Foreign currency, at value (cost $553,239)                34,986,130
     Receivable  for  investments  sold                                 0
     Receivable  for  fund  units  sold                         1,081,599
     Dividends  and  interest  receivable                         807,579
     Other  assets                                                  4,289
                                                        ------------------------
          Total  assets                                        75,016,014
                                                        ------------------------
Liabilities
     Payable for investments purchased                          1,884,383
     Payable for fund units purchased                              10,075
     Accrued expenses                                              74,965
     Other liabilities                                              8,683
                                                        ------------------------

          Total liabilities                                     1,978,106
                                                        ------------------------

Net Assets                                                    $73,037,908
                                                        ========================

Net asset value, redemption price and offering
price per unit of beneficial interest
($73,037,908/5,612,969 units outstanding)                         $13.01
                                                        ========================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                          FOR THE PERIOD          FOR THE PERIOD
                                                                           JULY 1, 2002           JANUARY 1, 2002
                                                                       TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                      ------------------------------------------------
Investment income:
     Dividend income                                                            $156,912            $616,228
     Interest income                                                               4,890              16,602
                                                                      ------------------------------------------------

          Total investment income                                                161,802             632,830

Expenses:
     Investment  advisory  fee                                                    38,669             122,706
     State  Street  Bank  &  Trust  Company - program  fee                        58,476             174,665
     American  Bar  Retirement  Association - program  fee                        10,602              30,620
     Trustee, management and administration fees                                  18,439              53,963
     Other  expenses  and  taxes                                                  27,287              97,717
                                                                      ------------------------------------------------

          Total expenses                                                         153,473             479,671
                                                                      ------------------------------------------------

          Net investment income                                                    8,329             153,159
                                                                      ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                               (5,363,462)        (12,388,302)
          Unrealized depreciation of investments
                during the period                                            (12,009,293)         (9,612,862)
                                                                      ------------------------------------------------

          Net loss on investments                                            (17,372,755)        (22,001,164)
                                                                      ------------------------------------------------

          Net decrease in net assets resulting from operations              $(17,364,426)       $(21,848,005)
                                                                      ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                 FOR THE PERIOD          FOR THE PERIOD
                                                                  JULY 1, 2002           JANUARY 1, 2002
                                                              TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                             ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                        $8,329                $153,159
          Net realized loss on investments                         (5,363,462)            (12,388,302)
          Unrealized depreciation of investments
                during the period                                 (12,009,293)             (9,612,862)
                                                             ------------------------------------------------

          Net decrease in net assets resulting
                from operations                                   (17,364,426)            (21,848,005)
                                                             ------------------------------------------------
Participant transactions:
          Proceeds from sales of units                             17,385,099              40,852,730
          Cost of units redeemed                                  (14,378,629)            (34,967,535)

          Net increase in net assets resulting
                from participant transactions                       3,006,470               5,885,195
                                                             ------------------------------------------------

                    Total decrease in net assets                  (14,357,956)            (15,962,810)

Net Assets:
          Beginning of period                                      87,395,864              89,000,718
                                                             ------------------------------------------------
          End of period                                           $73,037,908             $73,037,908
                                                             ================================================
Number of units:
          Outstanding-beginning of period                           5,394,851               5,223,848
               Sold                                                 1,233,031               2,655,107
               Redeemed                                            (1,014,913)             (2,265,986)

          Outstanding-end of period                                 5,612,969               5,612,969
                                                             ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            INTERNATIONAL EQUITY FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the period:

                                                                     FOR THE PERIOD          FOR THE PERIOD
                                                                       JULY 1, 2002           JANUARY 1, 2002
                                                                   TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                  -----------------------------------------------
Investment income                                                        $0.03                   $0.12
Expenses                                                                 (0.03)                  (0.09)
                                                                  -----------------------------------------------
Net investment income                                                     0.00                    0.03
Net realized and unrealized loss on investments                          (3.19)                  (4.06)
                                                                  -----------------------------------------------
Net decrease in unit value                                               (3.19)                  (4.03)
Net asset value at beginning of period                                   16.20                   17.04
                                                                  -----------------------------------------------
Net asset value at end of period                                        $13.01                  $13.01
                                                                  ===============================================
Ratio of expenses to average net assets*                                 0.77%                   0.75%
Ratio of net investment income to average net assets*                    0.04%                   0.24%
Portfolio turnover**                                                       21%                     40%
Total return                                                           (19.67%)                (23.62%)
Number  of  units  outstanding  at  end  of  period
        (in thousands)                                                   5,613                   5,613

----------------
*    Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a registered investment company, reflects purchases and sales of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                          LARGE-CAP GROWTH EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                          SEPTEMBER 30, 2002
                                                        ------------------------
Assets
     Investments, at value (cost $859,478,291)                     $630,434,072
     Cash                                                                 8,333
     Receivable  for  investments  sold                               3,277,261
     Receivable  for  fund  units  sold                                       0
     Dividends  and  interest  receivable                               675,012
     Other  assets                                                       24,005
                                                        ------------------------

          Total  assets                                             634,418,683
                                                        ------------------------

Liabilities
     Payable for investments purchased                                1,652,238
     Payable for fund units purchased                                 1,631,852
     Accrued expenses                                                   733,853
     Other liabilities                                                   34,754
                                                        ------------------------

          Total liabilities                                           4,052,697
                                                        ------------------------

Net Assets                                                         $630,365,986
                                                        ========================


Net asset value, redemption price and offering
price per unit of beneficial interest
($630,365,986/20,712,450 units outstanding)                             $30.43
                                                        ========================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                          LARGE-CAP GROWTH EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                                       FOR THE PERIOD          FOR THE PERIOD
                                                                        JULY 1, 2002           JANUARY 1, 2002
                                                                    TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                   -----------------------------------------------
Investment income:
     Dividend income                                                      $2,048,549              $6,554,615
     Interest income                                                          67,863                 312,585
                                                                   -----------------------------------------------

          Total investment income                                          2,116,412               6,867,200

Expenses:
     Investment  advisory  fee                                               357,648               1,248,513
     State  Street  Bank  &  Trust  Company - program  fee                   619,440               2,084,969
     American  Bar  Retirement  Association - program  fee                    88,824                 307,064
     Trustee, management and administration fees                             160,418                 540,502
     Other  expenses  and  taxes                                             107,543                 366,678
                                                                   -----------------------------------------------

          Total expenses                                                   1,333,873               4,547,726

          Net investment income                                              782,539               2,319,474
                                                                   -----------------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                          (10,560,146)            (65,805,333)
          Unrealized depreciation of investments
                during the period                                       (120,588,176)           (264,918,645)
                                                                   -----------------------------------------------

          Net loss on investments                                       (131,148,322)           (330,723,978)
                                                                   -----------------------------------------------

          Net decrease in net assets resulting
                from operations                                        ($130,365,783)          ($328,404,504)
                                                                   ===============================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                          LARGE-CAP GROWTH EQUITY FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                    FOR THE PERIOD          FOR THE PERIOD
                                                                     JULY 1, 2002           JANUARY 1, 2002
                                                                 TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                -----------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                          $782,539              $2,319,474
          Net realized loss on investments                            (10,560,146)            (65,805,333)
          Unrealized depreciation of investments
                during the period                                    (120,588,176)           (264,918,645)
                                                                -----------------------------------------------

          Net decrease in net assets resulting
                from operations                                      (130,365,783)           (328,404,504)
                                                                -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                   (707,994)             20,640,035
          Cost of units redeemed                                      (31,470,438)            (80,135,265)

          Net decrease in net assets resulting
                from participant transactions                         (32,178,432)            (59,495,230)
                                                                -----------------------------------------------

                    Total decrease in net assets                     (162,544,215)           (387,899,734)

Net Assets:
          Beginning of period                                         792,910,201           1,018,265,720
                                                                -----------------------------------------------
          End of period                                              $630,365,986            $630,365,986
                                                                ===============================================

Number of units:
          Outstanding-beginning of period                              21,688,435              22,363,376
               Sold                                                       (17,770)                477,231
               Redeemed                                                  (958,215)             (2,128,157)

          Outstanding-end of period                                    20,712,450              20,712,450
                                                                ===============================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                          LARGE-CAP GROWTH EQUITY FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the period:

                                                              FOR THE PERIOD          FOR THE PERIOD
                                                               JULY 1, 2002           JANUARY 1, 2002
                                                           TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                          -----------------------------------------------
Investment income                                                  $0.10                   $0.31
Expenses                                                           (0.06)                  (0.21)
                                                          -----------------------------------------------
Net investment income                                               0.04                    0.10
Net realized and unrealized loss on investments                    (6.17)                 (15.20)
                                                          -----------------------------------------------
Net decrease in unit value                                         (6.13)                 (15.10)
Net asset value at beginning of period                             36.56                   45.53
                                                          -----------------------------------------------
Net asset value at end of period                                  $30.43                  $30.43
                                                          ===============================================
Ratio of expenses to average net assets*                           0.75%                   0.71%
Ratio of net investment income to average net assets*              0.44%                   0.36%
Portfolio turnover**                                                  5%                     24%
Total return                                                    (16.75)%                (33.16)%
Number  of  units  outstanding  at  end  of  period
        (in thousands)                                            20,712                  20,712

----------------
*   Annualized
**  Not annualized



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                           LARGE-CAP VALUE EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                        SEPTEMBER 30, 2002
                                                      ------------------------
Assets
     Investments, at value (cost $230,738,130)               $184,970,682
     Cash                                                               0
     Receivable  for  investments  sold                               383
     Receivable  for  fund  units  sold                         1,106,287
     Dividends  and  interest  receivable                         321,436
     Other  assets                                                  3,427
                                                      ------------------------

          Total  assets                                       186,402,215
                                                      ------------------------

Liabilities
     Payable for investments purchased                             37,749
     Payable for fund units purchased                             815,095
     Accrued expenses                                             134,484
     Other liabilities                                                  0
                                                      ------------------------

          Total liabilities                                       987,328
                                                      ------------------------

Net Assets                                                   $185,414,887
                                                      ========================


Net asset value, redemption price and offering
price per unit of beneficial interest
($185,414,887/8,889,839 units outstanding)                        $20.86
                                                      ========================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                           LARGE-CAP VALUE EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                     FOR THE PERIOD          FOR THE PERIOD
                                                                      JULY 1, 2002           JANUARY 1, 2002
                                                                  TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                 ------------------------------------------------
Investment income:
     Dividend income                                                    $1,045,965              $3,060,645
     Interest income                                                        12,822                  67,603
                                                                 ------------------------------------------------

          Total investment income                                        1,058,787               3,128,248
Expenses:
     Investment  advisory  fee                                             124,122                 390,878
     State  Street  Bank  &  Trust  Company - program  fee                 183,034                 548,487
     American  Bar  Retirement  Association - program  fee                  26,249                  80,710
     Trustee, management and administration fees                            47,394                 142,249
     Other  expenses  and  taxes                                            29,464                  84,918
                                                                 ------------------------------------------------
          Total expenses                                                   410,263               1,247,242
                                                                 ------------------------------------------------
          Net investment income                                            648,524               1,881,006
                                                                 ------------------------------------------------
Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                         (5,536,885)             (3,896,890)
          Unrealized depreciation of investments
                during the period                                      (39,922,209)            (51,891,964)
                                                                 ------------------------------------------------

          Net loss on investments                                      (45,459,094)            (55,788,854)
                                                                 ------------------------------------------------

          Net decrease in net assets resulting
                from operations                                       $(44,810,570)           $(53,907,848)
                                                                 ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                           LARGE-CAP VALUE EQUITY FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                  FOR THE PERIOD          FOR THE PERIOD
                                                                   JULY 1, 2002           JANUARY 1, 2002
                                                               TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                              -----------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                        $648,524              $1,881,006
          Net realized loss on investments                           (5,536,885)             (3,896,890)
          Unrealized depreciation of investments
                during the period                                   (39,922,209)            (51,891,964)
                                                             -----------------------------------------------
          Net decrease in net assets resulting
                from operations                                     (44,810,570)            (53,907,848)
                                                              -----------------------------------------------
Participant transactions:
          Proceeds from sales of units                                9,873,157              71,090,581
          Cost of units redeemed                                    (18,500,049)            (53,165,489)

          Net increase (decrease) in net assets
                resulting from participant transactions              (8,626,892)             17,925,092
                                                              -----------------------------------------------
                    Total decrease in net assets                    (53,437,462)            (35,982,756)
Net Assets:
          Beginning of period                                       238,852,349             221,397,643
                                                              -----------------------------------------------
          End of period                                            $185,414,887            $185,414,887
                                                              ===============================================
Number of units:
          Outstanding-beginning of period                             9,280,026               8,321,228
               Sold                                                     425,616               2,677,397
               Redeemed                                                (815,803)             (2,108,786)

          Outstanding-end of period                                   8,889,839               8,889,839
                                                              ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                           LARGE-CAP VALUE EQUITY FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the period:

                                                               FOR THE PERIOD          FOR THE PERIOD
                                                                JULY 1, 2002           JANUARY 1, 2002
                                                            TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                           ------------------------------------------------
Investment income                                                 $0.12                   $0.36
Expenses                                                          (0.05)                  (0.14)

                                                           ------------------------------------------------
Net investment income                                              0.07                    0.22
Net realized and unrealized loss on investments                   (4.95)                  (5.97)

                                                           ------------------------------------------------
Net decrease in unit value                                        (4.88)                  (5.75)
Net asset value at beginning of period                            25.74                   26.61

                                                           ------------------------------------------------
Net asset value at end of period                                 $20.86                  $20.86

                                                           ================================================
Ratio of expenses to average net assets*                          0.78%                   0.74%
Ratio of net investment income to average net assets*             1.24%                   1.11%
Portfolio turnover**                                                 3%                     17%
Total return                                                    (18.97%)                (21.61%)
Number  of  units  outstanding  at  end  of  period
        (in thousands)                                            8,890                   8,890

----------------
*    Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a collective investment fund, reflects purchases and sales of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               MID-CAP GROWTH FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                          SEPTEMBER 30, 2002
                                                        -----------------------
Assets1
     Investments, at value (cost $6,514,461)                 $6,322,453
     Cash                                                             0
     Receivable  for  investments  sold                         166,106
     Receivable  for  fund  units  sold                               0
     Dividends  and  interest  receivable                         1,535
     Other  assets                                                  300
                                                        -----------------------

          Total  assets                                       6,490,394
                                                        -----------------------

Liabilities
     Payable for investments purchased                          124,488
     Payable for fund units purchased                            27,868
     Accrued expenses                                            11,485
     Other liabilities                                               15
                                                        -----------------------

          Total liabilities                                     163,856
                                                        -----------------------

Net Assets                                                   $6,326,538
                                                        =======================

Net asset value, redemption price and offering
price per unit of beneficial interest
($6,326,538/591,056 units outstanding)                          $10.70
                                                        =======================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               MID-CAP GROWTH FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                    FOR THE PERIOD
                                                                    JULY 15, 2002
                                                                   (FUND INCEPTION)
                                                                TO SEPTEMBER 30, 2002
                                                                -----------------------
Investment income:
     Dividend income                                                     $2,754
     Interest income                                                      4,415
                                                                -----------------------
          Total investment income                                         7,169
Expenses:
     Investment  advisory  fee                                            8,356
     State  Street  Bank  &  Trust  Company - program  fee                4,244
     American  Bar  Retirement  Association - program  fee                  785
     Trustee, management and administration fees                          1,188
     Other  expenses  and  taxes                                            759
                                                                -----------------------

          Total expenses                                                 15,332
                                                                -----------------------

          Net investment loss                                            (8,163)
                                                                -----------------------
Realized and unrealized loss on investments:
          Net realized loss on investments sold                        (520,432)
          Unrealized depreciation of investments
                during the period                                      (192,008)
                                                                -----------------------

          Net loss on investments                                      (712,440)
                                                                -----------------------

          Net decrease in net assets resulting
                from operations                                       $(720,603)
                                                                =======================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               MID-CAP GROWTH FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED


                                                           FOR THE PERIOD
                                                            JULY 15, 2002
                                                           (FUND INCEPTION)
                                                       TO SEPTEMBER 30, 2002
                                                       -----------------------
Increase in net assets from:
Operations:
          Net investment loss                                $   (8,163)
          Net realized loss on investments                     (520,432)
          Unrealized depreciation of investments
                during the period                              (192,008)
                                                       -----------------------
          Net decrease in net assets resulting
                from operations                                (720,603)
                                                       -----------------------

Participant transactions:
          Proceeds from sales of units                        7,359,470
          Cost of units redeemed                               (312,329)

          Net increase in net assets resulting
                from participant transactions                 7,047,141
                                                       -----------------------

                    Total increase in net assets              6,326,538
Net Assets:
          Beginning of period                                         0
                                                       -----------------------
          End of period                                      $6,326,538
                                                       =======================

Number of units:
          Outstanding-beginning of period                             0
               Sold                                             619,446
               Redeemed                                         (28,390)

          Outstanding-end of period                             591,056
                                                       =======================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                               MID-CAP GROWTH FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED


Selected data for a unit outstanding throughout the period:

                                                                  FOR THE PERIOD
                                                                   JULY 15, 2002
                                                                  (FUND INCEPTION)
                                                              TO SEPTEMBER 30, 2002
                                                              -----------------------
Investment income                                                       $0.01
Expenses                                                                (0.03)

                                                              -----------------------
Net investment income (loss)                                            (0.02)
Net realized and unrealized gain (loss) on investments                  (1.28)

                                                              -----------------------
Net increase (decrease) in unit value                                   (1.30)
Net asset value at beginning of period                                  12.00

                                                              -----------------------

Net asset value at end of period                                       $10.70

                                                              =======================
Ratio of expenses to average net assets*                                1.14%
Ratio of net investment income (loss) to average net assets*            (0.61)
Portfolio turnover**                                                      43%
Total return                                                          (10.83%)
Number  of  units  outstanding  at  end  of  period
        (in thousands)                                                    591

----------------
*    Annualized
**   Not annualized.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            MID CAP VALUE EQUITY FUND

                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                              SEPTEMBER 30, 2002
                                                              ------------------
Assets
     Investments, at value (cost $7,507,968,)                         $7,037,178
     Cash                                                                     30
     Receivable for investments sold                                      57,633
     Receivable for fund  units sold                                      65,744
     Dividends and interest receivable                                     7,058
     Other assets                                                             31
                                                              ------------------

          Total  assets                                                7,167,674
                                                              ------------------

Liabilities
     Payable for investments purchased                                   202,826
     Payable for fund units purchased                                     59,017
     Accrued expenses                                                     13,649
     Other liabilities                                                         0
                                                              ------------------

          Total liabilities                                              275,492
                                                              ------------------


Net Assets                                                            $6,892,182
                                                              ==================


Net asset value, redemption price and offering price
  per unit of beneficial interest ($6,892,182/739,398
  units outstanding)                                                  $     9.32
                                                              ==================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            MID CAP VALUE EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                          FOR THE PERIOD
                                                                           JULY 15, 2002
                                                                         (FUND INCEPTION)
                                                                       TO SEPTEMBER 30, 2002
                                                                       ---------------------
Investment income:
     Dividend income                                                               $  18,179
     Interest income                                                                   4,850
                                                                       ---------------------

          Total investment income                                                     23,029

Expenses:
     Investment advisory fee                                                          10,286
     State Street Bank & Trust Company - program fee                                   4,838
     American Bar Retirement Association - program fee                                   687
     Trustee, management and administration fees                                       1,248
     Other expenses and taxes                                                            774
                                                                       ---------------------

          Total expenses                                                              17,833
                                                                       ---------------------

          Net investment income                                                        5,196
                                                                       ---------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                       (8,007)
          Unrealized depreciation of investments during the period                  (470,790)
                                                                       ---------------------

          Net loss on investments                                                   (478,797)
                                                                       ---------------------

          Net decrease in net assets resulting from operations                     ($473,601)
                                                                       =====================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            MID CAP VALUE EQUITY FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                         FOR THE PERIOD
                                                                                          JULY 15, 2002
                                                                                         (FUND INCEPTION)
                                                                                      TO SEPTEMBER 30, 2002
                                                                                      ---------------------
Increase in net assets from:
Operations:
          Net investment income                                                                      $5,196
          Net realized loss on investments                                                           (8,007)
          Unrealized depreciation of investments during the period                                 (470,790)
                                                                                      ---------------------

          Net decrease in net assets resulting from operations                                     (473,601)
                                                                                      ---------------------

Participant transactions:
          Proceeds from sales of units                                                            7,486,398
          Cost of units redeemed                                                                   (120,615)

          Net increase in net assets resulting from participant transactions                      7,365,783
                                                                                      ---------------------

                    Total increase in net assets                                                  6,892,182

Net Assets:
          Beginning of period                                                                             0
                                                                                      ---------------------
          End of period                                                                          $6,892,182
                                                                                      =====================

Number of units:
          Outstanding-beginning of period                                                                 0
               Sold                                                                                 751,757
               Redeemed                                                                             (12,359)

          Outstanding-end of period                                                                 739,398
                                                                                      =====================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                            MID CAP VALUE EQUITY FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:                FOR THE PERIOD
                                                                            JULY 15, 2002
                                                                          (FUND INCEPTION)
                                                                        TO SEPTEMBER 30, 2002
                                                                        ---------------------
Investment income                                                                       $0.03
Expenses                                                                                (0.03)

                                                                        ---------------------
Net investment income                                                                    0.00
Net realized and unrealized gain (loss) on investments                                  (0.68)

                                                                        ---------------------
Net increase (decrease) in unit value                                                   (0.68)
Net asset value at beginning of period                                                  10.00

                                                                        ---------------------

Net asset value at end of period                                                        $9.32

                                                                        =====================
Ratio of expenses to average net assets*                                                1.28%
Ratio of net investment income to average net assets*                                   0.37%
Portfolio turnover**                                                                       1%
Total return                                                                           (6.78)%
Number of units outstanding at end of period (in thousands)                              739

----------------
*   Annualized
**  Not annualized.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              SMALL CAP EQUITY FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                             SEPTEMBER 30, 2002
                                                             ------------------
Assets
     Investments, at value (cost $294,136,316)                     $214,583,990
     Cash                                                                 1,340
     Receivable for investments sold                                  2,174,135
     Receivable for fund units sold                                           0
     Dividends and interest receivable                                  191,579
     Other assets                                                         4,568
                                                             ------------------

          Total  assets                                             216,955,612
                                                             ------------------

Liabilities
     Payable for investments purchased                                3,091,930
     Payable for fund units purchased                                   502,733
     Accrued expenses                                                   389,895
     Other liabilities                                                   35,093
                                                             ------------------

          Total liabilities                                           4,019,651
                                                             ------------------

Net Assets                                                         $212,935,961
                                                             ==================

Net asset value, redemption price and offering price
per unit of beneficial interest ($212,935,961/5,288,100
units outstanding)                                                       $40.27
                                                             ==================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              SMALL CAP EQUITY FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                       FOR THE PERIOD          FOR THE PERIOD
                                                                                        JULY 1, 2002           JANUARY 1, 2002
                                                                                    TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                                   ------------------------------------------------
Investment income:
     Dividend income                                                                         $452,097              $1,308,126
     Interest income                                                                           69,646                 538,926
                                                                                   ------------------------------------------------

          Total investment income                                                             521,743               1,847,052

Expenses:
     Investment advisory fee                                                                  253,707                 898,829
     State Street Bank & Trust Company - program fee                                          207,239                 698,136
     American Bar Retirement Association - program fee                                         29,731                 102,877
     Trustee, management and administration fees                                               53,674                 181,066
     Other expenses and taxes                                                                  32,926                 106,850
                                                                                   ------------------------------------------------

          Total expenses                                                                      577,277               1,987,758
                                                                                   ------------------------------------------------


          Net investment loss                                                                 (55,534)               (140,706)
                                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                           (26,249,973)            (30,141,209)
          Unrealized depreciation of investments during the period                        (30,981,123)            (76,624,474)
                                                                                   ------------------------------------------------

          Net loss on investments                                                         (57,231,096)           (106,765,683)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                           $(57,286,630)          ($106,906,389)
                                                                                   ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              SMALL CAP EQUITY FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                       FOR THE PERIOD          FOR THE PERIOD
                                                                                        JULY 1, 2002           JANUARY 1, 2002
                                                                                    TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment loss                                                               $(55,534)              $(140,706)
          Net realized loss on investments                                               (26,249,973)            (30,141,209)
          Unrealized depreciation of investments during the period                       (30,981,123)            (76,624,474)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                           (57,286,630)           (106,906,389)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                       310,223              12,446,765
          Cost of units redeemed                                                         (10,745,332)            (23,862,875)

          Net decrease in net assets resulting from participant transactions             (10,435,109)            (11,416,110)
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                         (67,721,739)           (118,322,499)

Net Assets:
          Beginning of period                                                            280,657,700             331,258,460
                                                                                   ------------------------------------------------
          End of period                                                                 $212,935,961            $212,935,961
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                  5,526,663               5,548,719
               Sold                                                                            9,189                 219,932
               Redeemed                                                                     (247,752)               (480,551)

          Outstanding-end of period                                                        5,288,100               5,288,100
                                                                                   ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                              SMALL CAP EQUITY FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:          For the period          For the period
                                                                       July 1, 2002           January 1, 2002
                                                                   to September 30, 2002   to September 30, 2002
                                                                  ------------------------------------------------
Investment income                                                         $0.10                    $0.34
Expenses                                                                  (0.11)                   (0.36)

                                                                  ------------------------------------------------
Net investment loss                                                       (0.01)                   (0.02)
Net realized and unrealized loss on investments                          (10.50)                  (19.41)

                                                                  ------------------------------------------------
Net decrease in unit value                                               (10.51)                  (19.43)
Net asset value at beginning of period                                    50.78                    59.70

                                                                  ------------------------------------------------

Net asset value at end of period                                         $40.27                   $40.27

                                                                  ================================================
Ratio of expenses to average net assets*                                  0.97%                    0.97%
Ratio of net investment income to average net assets*                   (0.09)%                  (0.07)%
Portfolio turnover**                                                        21%                      69%
Total return                                                           (20.74)%                 (32.58)%
Number of units outstanding at end of period (in thousands)              5,288                    5,288

-----------------
*  Annualized
** Not annualized



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             STABLE ASSET RETURN FUND


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



                                                              September 30, 2002
                                                              ------------------
Assets
     Investments, at value (cost $873,363,662.)                     $873,363,662
     Cash                                                           $          0
     Interest Receivable                                               3,107,186
     Receivable for fund units sold                                            0
     Other assets                                                         12,456
                                                              ------------------

          Total assets                                               876,483,304
                                                              ------------------


Liabilities
     Payable for fund units redeemed                                   1,197,047
     Accrued expenses                                                    410,176
                                                              ------------------

          Total liabilities                                            1,607,223
                                                              ------------------

Net Assets                                                          $874,876,081
                                                              ==================


Net asset value, redemption price and offering price
per unit of beneficial interest ($874,876,081/31,727,261
units outstanding)                                                         27.57
                                                              ==================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             STABLE ASSET RETURN FUND


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                    FOR THE PERIOD          FOR THE PERIOD
                                                                      JULY 1, 2002          JANUARY 1, 2002
                                                                 TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                ------------------------------------------------
Interest income                                                        $9,559,004             $28,664,343
                                                                ------------------------------------------------

Expenses:
     State Street Bank & Trust Company - program fee                      750,840               1,994,857
     American Bar Retirement Association - program fee                    107,539                 292,735
     Trustee, management and administration fees                          194,242                 516,729
     Other expenses and taxes                                             120,769                 308,739
                                                                ------------------------------------------------

          Total expenses                                                1,173,390               3,113,060
                                                                ------------------------------------------------

          Net investment income                                        $8,385,614             $25,551,283
                                                                ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             STABLE ASSET RETURN FUND


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                     FOR THE PERIOD          FOR THE PERIOD
                                                                       JULY 1, 2002          JANUARY 1, 2002
                                                                  TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                 ------------------------------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                8,385,614              25,551,283
                                                                 ------------------------------------------------

Participant transactions:
          Proceeds from sales of units                                   75,284,029             158,480,052
          Cost of units redeemed                                        (23,466,867)           (107,015,018)

          Net increase in net assets resulting from
          participant transactions                                       51,817,162              51,465,034
                                                                 ------------------------------------------------

                    Total increase in net assets                         60,202,776              77,016,317
                                                                 ------------------------------------------------

Net Assets:
          Beginning of period                                           814,673,305             797,859,764
                                                                 ------------------------------------------------
          End of period                                                $874,876,081            $874,876,081
                                                                 ================================================

Number of units:
          Outstanding-beginning of period                                29,835,864              29,854,186
               Sold                                                       2,746,441               5,825,701
               Redeemed                                                    (855,044)             (3,952,626)

          Outstanding-end of period                                      31,727,261              31,727,261
                                                                 ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                             STABLE ASSET RETURN FUND


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:           FOR THE PERIOD           FOR THE PERIOD
                                                                        JULY 1, 2002           JANUARY 1, 2002
                                                                   TO SEPTEMBER 30, 2002    TO SEPTEMBER 30, 2002
                                                                   ------------------------------------------------
Investment income                                                           $0.30                   $0.94
Expenses                                                                    (0.04)                  (0.10)
                                                                   ------------------------------------------------

Net investment income                                                        0.26                    0.84
Net realized and unrealized gain on investments                              0.00                    0.00
                                                                   ------------------------------------------------

Net increase in unit value                                                   0.26                    0.84
Net asset value at beginning of period                                      27.31                   26.73
                                                                   ------------------------------------------------

Net asset value at end of period                                           $27.57                  $27.57
                                                                   ================================================

Ratio of expenses to average net assets*                                     .55%                    .51%
Ratio of net investment income to average net assets*                       3.90%                   4.18%
Total return                                                                3.92%                   4.25%
Number of units outstanding at end of period (in thousands)               31,727                  31,727

----------------
*  Annualized



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE- CONSERVATIVE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



                                                              SEPTEMBER 30, 2002
                                                              ------------------
Assets
     Investments, at value (cost $31,164,313)                        $29,965,230
     Cash                                                                      0
     Receivable for investments sold                                     802,489
     Receivable for fund units sold                                        5,600
     Dividends and interest receivable                                         0
     Other assets                                                              0
                                                              ------------------

          Total assets                                                30,773,319
                                                              ------------------

Liabilities
     Payable for investments purchased                                   808,089
     Payable for fund units purchased                                          0
     Accrued expenses                                                          0
     Other liabilities                                                         0
                                                              ------------------

          Total liabilities                                              808,089
                                                              ------------------


Net Assets                                                           $29,965,230
                                                              ==================


Net asset value, redemption price and offering price
per unit of beneficial interest ($29,965,230/1,949,923
units outstanding)                                                   $     15.37
                                                              ==================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE- CONSERVATIVE PORTFOLIO


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                           FOR THE PERIOD          FOR THE PERIOD
                                                                            JULY 1, 2002           JANUARY 1, 2002
                                                                        TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                       ------------------------------------------------
Investment income:
     Dividend income                                                                 $0                      $0
     Interest income                                                                  0                       0
                                                                       ------------------------------------------------

          Total investment income                                                     0                       0

Expenses:
     Investment advisory fee                                                          0                       0
     State Street Bank & Trust Company - program fee                                  0                       0
     American Bar Retirement Association - program fee                                0                       0
     Trustee, management and administration fees                                      0                       0
     Other expenses and taxes                                                         0                       0

          Total expenses                                                              0                       0
                                                                       ------------------------------------------------

          Net investment income                                                       0                       0
                                                                       ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                 417,434               1,116,737
          Unrealized depreciation of investments during the period           (1,868,402)             (3,108,560)
                                                                       ------------------------------------------------

          Net loss on investments                                            (1,450,968)             (1,991,823)
                                                                       ------------------------------------------------

          Net decrease in net assets resulting from operations              $(1,450,968)            $(1,991,823)
                                                                       ================================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE- CONSERVATIVE PORTFOLIO


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                       FOR THE PERIOD          FOR THE PERIOD
                                                                                        JULY 1, 2002           JANUARY 1, 2002
                                                                                    TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                                    -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                 $0                      $0
          Net realized gain on investments                                                 417,434               1,116,737
          Unrealized depreciation of investments during the period                      (1,868,402)             (3,108,560)
                                                                                    -----------------------------------------------

          Net decrease in net assets resulting from operations                          (1,450,968)             (1,991,823)
                                                                                    -----------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                   3,715,671               6,722,983
          Cost of units redeemed                                                        (2,179,737)             (6,108,354)

          Net increase in net assets resulting from participant transactions             1,535,934                 614,629
                                                                                    -----------------------------------------------

                    Total increase (decrease) in net assets                                 84,966              (1,377,194)

Net Assets:
          Beginning of period                                                           29,880,264              31,342,424
                                                                                    -----------------------------------------------
          End of period                                                                $29,965,230             $29,965,230
                                                                                    ===============================================

Number of units:
          Outstanding-beginning of period                                                1,850,967               1,906,106
               Sold                                                                        237,509                 420,182
               Redeemed                                                                   (138,553)               (376,365)

          Outstanding-end of period                                                      1,949,923               1,949,923
                                                                                    ===============================================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

              STRUCTURED PORTFOLIO SERVICE- CONSERVATIVE PORTFOLIO


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:                          For the period           For the period
                                                                                      July 1, 2002            January 1, 2002
                                                                                  to September 30, 2002    to September 30, 2002
                                                                                  -----------------------------------------------
Investment income                                                                         $0.00                   $0.00
Expenses                                                                                   0.00                    0.00

                                                                                  -----------------------------------------------
Net investment income                                                                      0.00                    0.00
Net realized and unrealized loss on investments                                           (0.77)                  (1.07)

                                                                                  -----------------------------------------------
Net decrease in unit value                                                                (0.77)                  (1.07)
Net asset value at beginning of period                                                    16.14                   16.44

                                                                                  -----------------------------------------------

Net asset value at end of period                                                         $15.37                  $15.37

                                                                                  ===============================================

Ratio of expenses to average net assets*                                                  0.00%                   0.00%
Ratio of net investment income to average net assets*                                     0.00%                   0.00%
Portfolio turnover**                                                                        12%                     31%
Total return                                                                            (4.79)%                 (6.54)%
Number of units outstanding at end of period (in thousands)                              1,950                   1,950

----------------
*   Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE- MODERATE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED


                                                              SEPTEMBER 30, 2002
                                                              ------------------
Assets
     Investments, at value (cost $119,250,528)                      $103,063,326
     Cash                                                                      0
     Receivable for investments sold                                   2,943,948
     Receivable for fund units sold                                       15,462
     Dividends and interest receivable                                         0
     Other assets                                                              0
                                                              ------------------

          Total  assets                                              106,022,736
                                                              ------------------

Liabilities
     Payable for investments purchased                                 2,959,410
     Payable for fund units purchased                                          0
     Accrued expenses                                                          0
     Other liabilities                                                         0
                                                              ------------------

          Total liabilities                                            2,959,410
                                                              ------------------


Net Assets                                                          $103,063,326
                                                              ==================

Net asset value, redemption price and offering price
per unit of beneficial interest ($103,063,326/6,951,162
units outstanding)                                                  $      14.83
                                                              ==================



   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE- MODERATE PORTFOLIO


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                        FOR THE PERIOD           FOR THE PERIOD
                                                                         JULY 1, 2002            JANUARY 1, 2002
                                                                     TO SEPTEMBER 30, 2002    TO SEPTEMBER 30, 2002
                                                                    ------------------------------------------------
Investment income:
     Dividend income                                                              $0                      $0
     Interest income                                                               0                       0
                                                                    ------------------------------------------------

          Total investment income                                                  0                       0

Expenses:
     Investment advisory fee                                                       0                       0
     State Street Bank & Trust Company - program fee                               0                       0
     American Bar Retirement Association - program fee                             0                       0
     Trustee, management and administration fees                                   0                       0
     Other expenses and taxes                                                      0                       0
                                                                    ------------------------------------------------

          Total expenses                                                           0                       0
                                                                    ------------------------------------------------

          Net investment income                                                    0                       0
                                                                    ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                            3,349,859               5,632,571
          Unrealized depreciation of investments during the period       (14,608,582)            (22,798,596)
                                                                    ------------------------------------------------

          Net loss on investments                                        (11,258,723)            (17,166,025)
                                                                    ------------------------------------------------

          Net decrease in net assets resulting from operations          $(11,258,723)           $(17,166,025)
                                                                    ================================================


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE- MODERATE PORTFOLIO


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                              FOR THE PERIOD          FOR THE PERIOD
                                                                               JULY 1, 2002           JANUARY 1, 2002
                                                                           TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                          ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                        $0                      $0
          Net realized gain on investments                                      3,349,859               5,632,571
          Unrealized depreciation of investments during the period            (14,608,582)            (22,798,596)
                                                                          ------------------------------------------------

          Net decrease in net assets resulting from operations                (11,258,723)            (17,166,025)
                                                                          ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                          3,900,810              18,072,439
          Cost of units redeemed                                               (4,456,720)             (8,698,568)

          Net increase (decrease) in net assets resulting from
          participant transactions                                               (555,910)              9,373,871
                                                                          ------------------------------------------------

                    Total decrease in net assets                              (11,814,633)             (7,792,154)

Net Assets:
          Beginning of period                                                 114,877,959             110,855,480
                                                                          ------------------------------------------------
          End of period                                                      $103,063,326            $103,063,326
                                                                          ================================================

Number of units:
          Outstanding-beginning of period                                       6,993,818               6,417,587
               Sold                                                               248,274               1,072,468
               Redeemed                                                          (290,930)               (538,893)

          Outstanding-end of period                                             6,951,162               6,951,162
                                                                          ================================================


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

                STRUCTURED PORTFOLIO SERVICE- MODERATE PORTFOLIO


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:              For the period            For the period
                                                                          July 1, 2002             January 1, 2002
                                                                      to September 30, 2002     to September 30, 2002
                                                                      ------------------------------------------------
Investment income                                                             $0.00                   $0.00
Expenses                                                                       0.00                    0.00

                                                                      ------------------------------------------------
Net investment income                                                          0.00                    0.00
Net realized and unrealized loss on investments                               (1.60)                  (2.44)

                                                                      ------------------------------------------------
Net decrease in unit value                                                    (1.60)                  (2.44)
Net asset value at beginning of period                                        16.43                   17.27

                                                                      ------------------------------------------------

Net asset value at end of period                                             $14.83                  $14.83

                                                                      ================================================
Ratio of expenses to average net assets*                                       0.00%                   0.00%
Ratio of net investment income to average net assets*                          0.00%                   0.00%
Portfolio turnover**                                                             13%                     23%
Total return                                                                 (9.73)%                (14.17)%
Number of units outstanding at end of period (in thousands)                   6,951                   6,951

----------------
*   Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE- AGGRESSIVE PORTFOLIO


                       STATEMENT OF ASSETS AND LIABILITIES
                                    UNAUDITED



                                                              SEPTEMBER 30, 2002
                                                              ------------------
Assets
     Investments, at value (cost $97,951,607)                        $78,303,648
     Cash                                                                      0
     Receivable for investments sold                                   1,409,244
     Receivable for fund units sold                                            0
     Dividends and interest receivable                                         0
     Other assets                                                              0
                                                              ------------------

          Total assets                                                79,712,892
                                                              ------------------

Liabilities
     Payable for investments purchased                                 1,292,639
     Payable for fund units purchased                                    116,605
     Accrued expenses                                                          0
     Other liabilities                                                         0
                                                              ------------------

          Total liabilities                                            1,409,244
                                                              ------------------


Net Assets                                                           $78,303,648
                                                              ==================

Net asset value, redemption price and offering price
per unit of beneficial interest ($78,303,648/5,562,585
units outstanding)                                                   $     14.08
                                                              ==================


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE- AGGRESSIVE PORTFOLIO


                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                               FOR THE PERIOD           FOR THE PERIOD
                                                                                JULY 1, 2002            JANUARY 1, 2002
                                                                            TO SEPTEMBER 30, 2002    TO SEPTEMBER 30, 2002
                                                                          ------------------------------------------------
Investment income:
     Dividend income                                                                     $0                      $0
     Interest income                                                                      0                       0
                                                                          ------------------------------------------------

                                                                                          0                       0

Expenses:
     Investment advisory fee                                                              0                       0
     State Street Bank & Trust Company - program fee                                      0                       0
     American Bar Retirement Association - program fee                                    0                       0
     Trustee, management and administration fees                                          0                       0
     Other expenses and taxes                                                             0                       0
                                                                          ------------------------------------------------

          Total expenses                                                                  0                       0
                                                                          ------------------------------------------------

          Net investment income                                                           0                       0
                                                                          ------------------------------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                   1,117,694               2,502,811
          Unrealized depreciation of investments during the period              (14,938,240)            (24,910,600)
                                                                          ------------------------------------------------

          Net loss on investments                                               (13,820,546)            (22,407,789)
                                                                          ------------------------------------------------

          Net decrease in net assets resulting from operations                 $(13,820,546)           $(22,407,789)
                                                                          ================================================


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE- AGGRESSIVE PORTFOLIO


                        STATEMENT OF CHANGES IN NET ASSETS
                                    UNAUDITED

                                                                                       FOR THE PERIOD          FOR THE PERIOD
                                                                                        JULY 1, 2002           JANUARY 1, 2002
                                                                                    TO SEPTEMBER 30, 2002   TO SEPTEMBER 30, 2002
                                                                                   ------------------------------------------------
Decrease in net assets from:
Operations:
          Net investment income                                                                 $0                      $0
          Net realized gain on investments                                               1,117,694               2,502,811
          Unrealized depreciation of investments during the period                     (14,938,240)            (24,910,600)
                                                                                   ------------------------------------------------

          Net decrease in net assets resulting from operations                         (13,820,546)            (22,407,789)
                                                                                   ------------------------------------------------


Participant transactions:
          Proceeds from sales of units                                                   2,435,180               9,651,177
          Cost of units redeemed                                                        (2,768,831)             (8,081,093)

          Net increase (decrease) in net assets resulting from
          participant transactions                                                        (333,651)              1,570,084
                                                                                   ------------------------------------------------

                    Total decrease in net assets                                       (14,154,197)            (20,837,705)

Net Assets:
          Beginning of period                                                           92,457,845              99,141,353
                                                                                   ------------------------------------------------
          End of period                                                                $78,303,648             $78,303,648
                                                                                   ================================================

Number of units:
          Outstanding-beginning of period                                                5,587,582               5,484,656
               Sold                                                                        159,362                 564,530
               Redeemed                                                                   (184,359)               (486,601)

          Outstanding-end of period                                                      5,562,585               5,562,585
                                                                                   ================================================


   The accompanying notes are an integral part of these financial statements.

         AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

               STRUCTURED PORTFOLIO SERVICE- AGGRESSIVE PORTFOLIO


                             PER-UNIT DATA AND RATIOS
                                    UNAUDITED

Selected data for a unit outstanding throughout the period:                 FOR THE PERIOD            FOR THE PERIOD
                                                                             JULY 1, 2002             JANUARY 1, 2002
                                                                         TO SEPTEMBER 30, 2002     TO SEPTEMBER 30, 2002
                                                                         ------------------------------------------------
Investment income                                                               $0.00                      $0.00
Expenses                                                                         0.00                       0.00

                                                                         ------------------------------------------------
Net investment income                                                            0.00                       0.00
Net realized and unrealized loss on investments                                 (2.47)                     (4.00)

                                                                         ------------------------------------------------
Net decrease in unit value                                                      (2.47)                     (4.00)
Net asset value at beginning of period                                          16.55                      18.08

                                                                         ------------------------------------------------

Net asset value at end of period                                               $14.08                     $14.08

                                                                         ================================================
Ratio of expenses to average net assets*                                        0.00%                      0.00%
Ratio of net investment income to average net assets*                           0.00%                      0.00%
Portfolio turnover**                                                              12%                        23%
Total return                                                                 (14.93)%                   (22.12)%
Number of units outstanding at end of period (in thousands)                    5,563                      5,563


----------------
*   Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.



   The accompanying notes are an integral part of these financial statements.

AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST
NOTES TO FINANCIAL STATEMENTS
THIRD QUARTER
UNAUDITED


1.       DESCRIPTION OF THE TRUST

American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank") acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Ten separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

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

INTERMEDIATE BOND FUND--Formerly invested in the PIMCO Total Return Fund (the "Total Return Fund"), a registered investment company. The fund invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a competitive total return from current income and capital appreciation.

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

LARGE-CAP GROWTH EQUITY FUND (FORMERLY THE GROWTH EQUITY FUND)--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies.

LARGE-CAP VALUE EQUITY FUND (FORMERLY THE VALUE EQUITY FUND)--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, (the "Value Fund") a separate State Street Bank collective investment fund. A portion of the Value Fund invests in securities contained in the Russell 1000 Value Index. This underlying fund's financial statements are available upon request from State Street Bank.

MID-CAP GROWTH EQUITY FUND--long term growth of capital through investment in common stocks and other equity type securities, primarily of mid capitalization companies believed to have strong earnings growth potential.

MID-CAP VALUE EQUITY FUND--long term growth of capital through investment in common stocks, primarily of mid capitalization companies believed to be attractively priced relative to their future earnings power.

SMALL-CAP EQUITY FUND (FORMERLY THE AGGRESSIVE EQUITY FUND)--long term growth of capital through investment in common stocks of small capitalization companies believed to have strong appreciation potential.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:


A.       SECURITY VALUATION

STABLE ASSET RETURN FUND: It was the Trust's former policy to attempt to maintain a constant price of $1.00 per unit for SARF. Effective July 15, 2002, SARF no longer will seek to maintain a net asset value of $1.00 per Unit. The principal consequence of the change to SARF will be that instead of accounting for the reinvestment of accrued income by issuing additional Units each Business Day, SARF's accrued net income will be accounted for as purchases of Units, and any withdrawals will be accounted for as redemptions of Units, in each case at the then-current Unit value. SARF invests in a State Street Bank collective investment fund (SAFT) whose investments include insurance company, bank and financial institution investment contracts and short-term investments. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund's investors are participants in qualified benefit plans, the insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

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

A Fund's portfolio of investments may include securities purchased on a when issued basis, which maybe settled in the month after the issue date. Interest income is not accrued until the settlement date.

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


G.       TBA COMMITMENTS AND ROLL TRANSACTIONS

The Balanced Fund and the Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Fund's other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under "Security Valuation" above. These Funds may dispose of a commitment prior to settlement if the Fund's advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.


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

Upon entering into a futures contract, the Fund is required to deposit either in cash or securities an amount ("initial margin") equal to a certain percentage of the nominal value of the contract. Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires. A summary of obligations under these financial instruments at September 30, 2002 is as follows:

 NUMBER OF    EXPIRATION       FUTURES       NOTIONAL             NET UNREALIZED
 CONTRACTS      DATE          CONTRACTS        COST     POSITION   APPRECIATION
 ---------      ----          ---------        ----     --------   ------------
    9         Dec.-2002        S&P 500      $1,959,917    Long        $41,909
                            Index Futures

At September 30, 2002, the Growth Equity Fund had assigned an U.S. Treasury Bill, with a principal amount of $199,791, to cover initial margin requirements on any open futures contracts.


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


3.       INVESTMENT ADVISORY, INVESTMENT MANAGEMENT AND RELATED PARTY
         TRANSACTIONS

State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc., Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group, Sit Investment Associates, Inc., Morgan Stanley Investment Management, Inc. (successor to Miller Anderson and Sherrerd), Lincoln Capital Management Company, Alliance Capital Management L.P.'s Bernstein Investment Research and Management Unit, Bankers Trust Company, a wholly-owned subsidiary of Deutsche Bank AG, Pacific Investment Management Company, Ariel Capital Management, and Turner Investment Partners to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

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

INVESTMENT ADVISOR FEE RATE RANGE
Capital Guardian Trust Company (Large-Cap Growth Equity,
  Small-Cap Equity and Balanced) ...........................    .225% to .50%*

Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)      .25% to .70%
Dresdner RCM Global Investors LLC (International Equity) ...     .40% to .75%
Sit Investment Associates (Small-Cap Equity) ...............    .60% to 1.00%
Morgan Stanley Investment Management (Balanced) ............    .125% to .50%
Lincoln Capital Management Company (Large-Cap Growth Equity)   .15% to .4675%
Alliance Capital Management L.P. (Large-Cap Value Equity) ..     .15% to .50%
Bankers Trust Company (Large-Cap Growth Equity) ............   .010% to .075%**
Pacific Investment Management Co. (Intermediate Bond) ......   .25%   to .50%
Ariel Capital Management (Mid-Cap Equity) ..................     .50% to .75%
Turner Investment Partners (Mid-Cap Growth) ................     .55% to .65%

*       Subject to a 5% fee reduction based on aggregate fees.
**      Minimum fee of $75,000.

T. Rowe Price International Inc., manager of the T. Rowe Price International Stock Fund, pays a .10% fee reimbursement based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $33,485 relating to this fee for the nine-month period ended September 30, 2002.

A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

                                       RATE FOR ABRA
                                       PERIOD ENDING
VALUE OF PROGRAM ASSETS              SEPTEMBER 30, 2002
First $500 million.................       .075%
Next $850 million..................       .065
Next $1.15 billion.................       .035
Next $1.5 billion..................       .025
Over $4.0 billion..................       .015

ABRA received Program fees of $1,123,403 for the nine-month period ended September 30, 2002.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the nine-month period ended September 30, 2002 totaled $47,890 and is allocated to each Fund based on net asset value.

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

A fee is paid to State Street Bank for its trustee, management and administration of the assets in the Funds. This fee is accrued on a daily basis and paid monthly from the assets of the Funds at the following annual rates:

VALUE OF ASSETS IN ALL FUNDS RATE
First $1.0 billion ......................       .155%
Next $1.8 billion .......................       .058
Over $2.8 billion .......................       .025

State Street Bank received trustee, management and administration fees which aggregated $9,664,309 for the nine-month period ended September 30, 2002. These fees are allocated to each Fund based on net asset value.

The Portfolios are not charged a separate annual fee.


4.       PURCHASES AND SALES OF SECURITIES
The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government and short-term investments were as follows:

--------------------------------------------------------------------------------
                                                Nine-Month Period
                                            Ending September 30, 2002
--------------------------------------------------------------------------------
                                             Purchases        Sales
--------------------------------------------------------------------------------
Balanced Fund ...........................    271,640,811    290,459,247
--------------------------------------------------------------------------------
Index Equity Fund .......................     27,200,078     17,362,356
--------------------------------------------------------------------------------
Intermediate Bond Fund ..................    531,674,574    536,726,910
--------------------------------------------------------------------------------
International Equity Fund ...............     49,710,741     43,781,412
--------------------------------------------------------------------------------
Large-Cap Growth Equity Fund ............    174,481,553    219,586,204
--------------------------------------------------------------------------------
Large-Cap Value Equity Fund .............     61,681,052     38,855,288
--------------------------------------------------------------------------------
Mid-Cap Growth Equity ...................      9,572,712      2,761,499
Fund
--------------------------------------------------------------------------------
Mid-Cap Value Equity ....................      7,012,583         57,633
Fund
--------------------------------------------------------------------------------
Small-Cap Equity Fund ...................   $206,002,402   $199,252,739
--------------------------------------------------------------------------------
Stable Asset Return Fund ................             --             --
--------------------------------------------------------------------------------
Conservative Structured Portfolio Service     10,053,218      9,438,589
--------------------------------------------------------------------------------
Moderate Structured Portfolio Service ...     35,618,398     26,244,527
--------------------------------------------------------------------------------
Aggressive Structured Portfolio Service .     23,176,437     21,606,353
--------------------------------------------------------------------------------

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

--------------------------------------------------------------------------------
                                                Nine-Month Period
                                            Ending September 30, 2002
--------------------------------------------------------------------------------
                                             Purchases        Sales
--------------------------------------------------------------------------------
Intermediate Bond Fund ..................  115,525,965    86,361,539
--------------------------------------------------------------------------------
Balanced Fund ...........................   53,144,830    64,561,849
--------------------------------------------------------------------------------
Growth Equity Fund ......................      856,481     1,159,812
--------------------------------------------------------------------------------


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

A significant portion of the Small-Cap Equity Fund's investments are in securities of small to medium-sized companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector.

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


OVERVIEW

As bad as the second quarter of 2002 was for the broad domestic equity market, the third quarter proved even worse. The weaker than expected economic recovery in the United States was a primary problem along with faltering consumer and business confidence. Large capitalization stocks faired better than their small capitalization counterparts while value stocks suffered slightly greater losses than growth stocks. The hardest hit sectors were technology, producer durables and materials & processing. Despite posting losses, health care and consumer staples were the sectors that faired the best in the quarter. The bond market had substantial positive returns. Investors came out of the equity markets and in a flight to quality went into the fixed income market. U.S. Treasuries benefitted from the flight to quality were the best performing fixed income sector for the quarter. Like the domestic equity markets, the International equity markets had significant negative returns in both the developed and emerging markets.


BALANCED FUND

The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended September 30, 2002, the Balanced Fund experienced a total return, net of Expenses, of (10.17)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced a total return of (8.63)%. For the nine months ended September 30, 2002, the Fund experienced a total return, net of expenses (including a trust management fee, a program expense fee, investment advisory fees, organizational fees and maintenance fees, collectively "Expenses"), of (18.27)% compared to a total return of (14.40)% for the 60%/40% combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices.

The most heavily weighted sectors in the equity portion of the Balanced Fund were health care, finance and technology. Securities representing the largest holdings based on market value in the Balanced Fund at September 30, 2002 included Pfizer Inc., Astrazeneca PLC, Washington Mutual Inc., SLM Corp. and Bank One Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.


INDEX EQUITY FUND

The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. The Fund experienced a total return, net of Expenses, of (17.31)% for the quarter ended September 30, 2002. By comparison, the Russell 3000 Index produced a return of (17.23)% for the same period. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of (27.57)% compared to a total return of

(27.37)% for the Russell 3000 Index. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.


INTERMEDIATE BOND FUND

The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. Prior to July 1, 2002, contributions to the Fund were invested in the PIMCO Total Return Fund, a diversified fixed income open-end management investment company with a portfolio duration generally from three to six years. Effective July 1, 2002, Pacific Investment Management Company became the Investment Advisor to the Fund and the Fund will no longer invest in the PIMCO Total Return Fund. See Item 5. Other Information, "Changes to the Program for 2002."

For the quarter ended September 30, 2002, the Intermediate Bond Fund experienced a total return, net of Expenses, of 4.35%. As a comparison, the Lehman Brothers Aggregate Bond Index produced a return of 4.58% for the same period. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of 8.29% compared to a total return of 8.55% for the Lehman Brothers Aggregate Bond Index. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.


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

For the quarter ended September 30, 2002, the International Equity Fund experienced a total return, net of Expenses, of (19.67)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (19.36)%. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of (23.62)% compared to a total return of (20.39)% for the MSCI AC World Ex-U.S. Index. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

As of September 30, 2002, the most heavily weighted countries in the T. Rowe Price International Stock Fund were the United Kingdom, Japan and France. The securities representing the largest holdings based on market value were GlaxoSmithKline PLC, Reed Elsevier, TotalFinaElf SA, Nestle and Shell Transport & Trading Co. PLC.

As of September 30, 2002, the most heavily weighted countries in the separately managed portion of the International Equity Fund were United Kingdom, Japan, and France. The securities representing the largest holdings based on market value were ENI SPA, Reckitt Benckiser PLC, TotalFinaElf SA, Novartis AG and BP PLC.


LARGE-CAP GROWTH EQUITY FUND (FORMERLY GROWTH EQUITY FUND)

The Fund invests primarily in common stocks and other equity-type securities issued by large capitalization (greater than $1 billion), well-established companies and seeks to achieve long-term growth of capital through increases in the value of the securities it held and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended September 30, 2002, the Large-Cap Growth Equity Fund experienced a total return, net of Expenses, of (16.75)%. By comparison, the Russell 1000 Growth Index produced a return of (15.05)% for the same period. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of (33.16)% compared to a total return of (32.70)% for the Russell 1000 Growth Index. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the Large-Cap Growth Equity Fund were health care, technology and consumer discretionary. Securities representing the largest holdings based on market value in the Fund at September 30, 2002 included Pfizer Inc., General Electric Co., Microsoft Corp., Johnson & Johnson Inc. and Wal Mart Stores Inc.


LARGE-CAP VALUE EQUITY FUND (FORMERLY VALUE EQUITY FUND)

The Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks of large capitalization (greater than $1 billion) companies that State Street and its investment advisor consider undervalued. A portion of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which was composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund is actively managed.

For the quarter ended September 30, 2002, the Large-Cap Value Equity Fund experienced a total return, net of Expenses, of (18.97)%. By comparison, the Russell 1000 Value Index produced a return of (18.77)% for the same period. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of (21.61)% compared to a total return of (22.65)% for the Russell 1000 Value Index. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the separately managed portion of the Large-Cap Value Equity Fund were finance, consumer discretionary and energy. Securities representing the largest holdings in the separately managed portion of the Fund based on market value at September 30, 2002 included Exxon Mobil Corp., Bank of America Corp., Citigroup Inc., Chevron Texaco Corp., and Wachovia Corp.


MID-CAP GROWTH EQUITY FUND

The Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalization between $1 billion and $12 billion at the time of investment that the Fund believes have a strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

The Fund commenced operations on July 15, 2002. For the period from commencement of operations through September 30, 2002, the Mid-Cap Growth Equity Fund experienced a total return, net of Expenses, of (10.83)%. By comparison, the Russell Midcap Growth Index produced a return of (9.96)% for the same period. The Russell Midcap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the Mid-Cap Growth Equity Fund were health care, consumer discretionary and technology. Securities representing the largest holdings based on market value in the Fund at September 30, 2002 included Intuit Inc., St. Jude Medical Inc., Starbucks Corp., Electonic Arts Inc. and Wellpoint Health Networks Inc.


MID-CAP VALUE EQUITY FUND

The Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalization between $1 billion and $12 billion at the time of investment. The Fund invests primarily in sectors and securities that State Street and its investment advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market.

The Fund commenced operations on July 15, 2002. For the period from commencement of operations through September 30, 2002, the Mid-Cap Value Equity Fund experienced a total return, net of Expenses, of (6.78)%. By comparison, the Russell Midcap Value Index produced a return of (10.14)% for the same period. The Russell Midcap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

The most heavily weighted sectors in the separately managed portion of the Mid-Cap Value Equity Fund were consumer discretionary, industrials and finance. Securities representing the largest holdings based on market value in the Fund at September 30, 2002 included The Rouse Company, Black & Decker Corp., Apogent Technologies Inc., MBNA Corp., and XL Capital LTD.


SMALL-CAP EQUITY FUND (FORMERLY AGGRESSIVE EQUITY FUND)

The Fund invests primarily in common stocks and equity-type securities of companies with market capitalizations of $2.5 billion or less at the time of investment. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended September 30, 2002, the Small-Cap Equity Fund experienced a total return, net of Expenses, of (20.74)%. By comparison, the Russell 2000 Index produced a total return of (21.40)% for the same period. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of (32.58)% compared to a total return of (25.10)% for the Russell 2000 Index. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index.

The most heavily weighted sectors in the Small-Cap Equity Fund were consumer discretionary, technology and finance. Securities representing the largest holdings based on market value in the Small-Cap Equity Fund at September 30, 2002 included Biosite Inc., Americredit Corp., Performance Food Group Co., New York Community Bancorp Inc. and THQ Inc.


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

For the quarter ended September 30, 2002, the Stable Asset Return Fund produced an annualized return, net of Expenses, of 3.92%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund Report Average") for the same period was 1.10%. For the nine months ended September 30, 2002, the Fund experienced a total return, net of Expenses, of 3.18% compared to a total return of 0.88% for the Money Fund Report Average. The Fund's strong performance relative to the Money Fund Report Average is partly attributable to the longer average maturity of the Fund's portfolio.


STRUCTURED PORTFOLIO SERVICE

The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations as follows:

----------------------------------------------------------
CONSERVATIVE PORTFOLIO                    ALLOCATION
----------------------------------------------------------
Stable Asset Return Fund                      30%
----------------------------------------------------------
Intermediate Bond Fund                       35%
----------------------------------------------------------
Large-Cap Value Equity Fund                   7%
----------------------------------------------------------
Large-Cap Growth Equity Fund                  7%
----------------------------------------------------------
Index Equity Fund                             14%
----------------------------------------------------------
International Equity Fund                     7%
----------------------------------------------------------

----------------------------------------------------------
Moderate Portfolio                        Allocation
----------------------------------------------------------
Stable Asset Return Fund                     10%
----------------------------------------------------------
Intermediate Bond Fund                       30%
----------------------------------------------------------
Large-Cap Value Equity Fund                   9%
----------------------------------------------------------
Large-Cap Growth Equity Fund                  9%
----------------------------------------------------------
Index Equity Fund                            23%
----------------------------------------------------------
Mid-Cap Value Equity Fund                     2%
----------------------------------------------------------
Mid-Cap Growth Equity Fund                    2%
----------------------------------------------------------
International Equity Fund                    15%
----------------------------------------------------------

----------------------------------------------------------
Aggressive Portfolio                      Allocation
----------------------------------------------------------
Intermediate Bond Fund                       15%
----------------------------------------------------------
Large-Cap Value Equity Fund                  13%
----------------------------------------------------------
Large-Cap Growth Equity Fund                 13%
----------------------------------------------------------

----------------------------------------------------------
Index Equity Fund                            30%
----------------------------------------------------------
Mid-Cap Value Equity Fund                     3%
----------------------------------------------------------
Mid-Cap Growth Equity Fund                    3%
----------------------------------------------------------
Small-Cap Equity Fund                          3%
----------------------------------------------------------
International Equity Fund                    20%
----------------------------------------------------------

The allocation of the Portfolios changed on July 15, 2002 in connection with the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund. See Item 5. Other Information "Changes to the Program for 2002."

For the quarter ended September 30, 2002, the Structured Portfolio Service experienced a total return, net of Expenses, of (4.79)% for the Conservative Portfolio, (9.73)% for the Moderate Portfolio, and (14.93)% for the Aggressive Portfolio. For the nine months ended September 30, 2002, the Structured Portfolio Service experienced a total return of (6.54)% for the Conservative Portfolio, (14.17)% for the Moderate Portfolio and (22.12)% for the Aggressive Portfolio.


ITEM 4.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

The Collective Trust's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Collective Trust would be made known to them, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)      Changes in Internal Controls.

None.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002, the Collective Trust issued an aggregate of approximately $182,000,000 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans.


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

         ADDITION OF NEW FUNDS

The Collective Trust has established two new Funds, the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund, as Investment Options. See "Mid-Cap Value Equity Fund" and "Mid-Cap Growth Equity Fund" in the Prospectus for descriptions of these new Funds.


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


         REALLOCATIONS OF STRUCTURED PORTFOLIOS

As a result of the changes described above, the allocations of the Moderate Portfolio and Aggressive Portfolio of the Structured Portfolio Service were adjusted to include the new Funds. See "Structured Portfolio Service" in the Prospectus for more information about the Portfolios.


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


         CALCULATION OF UNIT VALUES OF THE STABLE ASSET RETURN FUND AND COMBINATION OF FUND UNITS

The Stable Asset Return Fund ("SARF") historically sought to maintain a net asset value of $1.00 per Unit. Thus, when an investor allocated assets to SARF, the investor's account was credited with a number of Units equal to the dollar value of the assets so allocated to SARF. Each Business Day, the net income accrued by SARF was calculated, and additional Units equal in number to the dollar value of the accrued net income of SARF were issued, with each investor receiving a portion of such Units based upon such investor's proportionate interest in SARF. When amounts were withdrawn from SARF, Units equal in number to the dollar value of the amounts withdrawn were redeemed by SARF. During periods when SARF maintained a net asset value of $1.00 per Unit, the number of Units issued and redeemed in connection with the above-described allocations, earnings and withdrawals equaled the dollar amounts of those transactions. To reduce the impact of fluctuating interest rates on the value of SARF's assets, Short-Term Investment Products held by SARF generally are valued on the basis of a valuation method known as "Amortized Cost Pricing." Amortized Cost Pricing involve valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. In addition, pursuant to generally accepted accounting principles, the guaranteed investment contracts ("GICs") in which SARF also invested are maintained at contract value plus accrued interest, which approximated fair value and also tended to reduce the impact of fluctuating market rates on the value of SARF's assets.

Effective July 15, 2002, SARF no longer seeks to maintain a net asset value of $1.00 per Unit. This change did not affect the investment objective or strategy of SARF, nor did the change result in any change in the value of any investor's account. The value of the assets in SARF will continue to be determined based on the methods described above. Thus, generally fluctuating interest rates should continue to have little, if any, impact on the value of SARF's assets. The principal consequence of the change to SARF is that instead of accounting for the reinvestment of accrued net income by issuing additional Units each Business Day, SARF's accrued net income will be accounted for by increasing the value of the then-outstanding Units. Any new allocations of assets to SARF will be accounted for as purchases of Units, and any withdrawals will be accounted for as redemptions of Units, in each case at the then-current Unit value, determined as described above. Under the old method or the new method, SARF's total net assets would be the same, as would the aggregate value of each investor's interest in SARF. In connection with this change, State Street, as Trustee, implemented a combination of the Units of SARF, with the result that, immediately after the combination there were fewer Units of SARF outstanding, but the value of each Unit was more than $1.00. As of the close of business on the effective day of the valuation change described above, investors in SARF were credited with one Unit of SARF for every approximately 27.35 Units previously credited to their accounts. The aggregate value of an investor's interest in SARF did not change as a result of the combination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS

99.1 Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.       REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2002.



                                   AMERICAN BAR ASSOCIATION MEMBERS/
                                   STATE STREET COLLECTIVE TRUST



                                   By:  /s/ James S. Phalen
                                        ---------------------------------------
                                        Name:   James S. Phalen
                                        Title:  Chief Executive Officer



                                   By:  /s/ Beth M. Halberstadt
                                        ---------------------------------------
                                        Name:   Beth M. Halberstadt
                                        Title:  Chief Financial Officer

                                 CERTIFICATIONS

I, James S. Phalen, as Chief Executive Officer of the American Bar Association Members/ State Street Collective Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the American Bar Association Members/ State Street Collective Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ James S. Phalen
-----------------------------
James S. Phalen
Chief Executive Officer

I, Beth M. Halberstadt, as Chief Financial Officer of the American Bar Association Members/ State Street Collective Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the American Bar Association Members/ State Street Collective Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Beth M. Halberstadt
-----------------------------
Beth M. Halberstadt
Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------

99.1                Certification of James S. Phalen pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                Certification of Beth M. Halberstadt pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.