Form 10-K
period 2002-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2003-03-28
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-84814

AMERICAN BAR ASSOCIATION MEMBERS/

STATE STREET COLLECTIVE TRUST

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-6691601 (I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

Registrant’s telephone number:    (617) 786-3000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        X                    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes        X                    No

As of June 30, 2002, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.1 billion.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The Collective Trust desires to take advantage of the “safe harbor” provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Investment Options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the Investment Options found in “Item 1. Business.”

PART I

ITEM 1.     Business.

OVERVIEW

American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the “Program”). As of December 31, 2002, there were ten separate collective investment funds (the “Funds”) and three portfolios in a Structured Portfolio Service. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by the American Bar Retirement Association (“ABRA”).

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in separate fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

State Street Bank and Trust Company (“State Street” or the “Trustee”) serves as trustee of the Collective Trust. On January 1, 1992, State Street assumed responsibility for administering and providing the Investment Options for the Program. State Street is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

State Street is responsible for certain recordkeeping and administrative services required by the Program. State Street’s administrative and recordkeeping responsibilities include maintenance of individual account records or accrued benefit information for participants whose employers choose to have State Street maintain such account records. In addition, State Street also provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

PROGRAM

The American Bar Association Members Retirement Program is a comprehensive retirement program that provides eligible employers which adopt the Program with tax-qualified employee retirement plans, a variety of investment options and related recordkeeping and administrative service. The Program is sponsored by ABRA, an Illinois not-for-profit corporation organized by the American

Bar Association (the “ABA”) to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations as described in the following paragraph.

Attorneys who are sole practitioners and partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program for their law practices if they or at least one of their partners or shareholders is a member or associate of the ABA or of a state or local bar association that is represented in the ABA’s House of Delegates. Such a state or local bar association or an organization closely associated with the legal profession which has, as an owner or member of its governing board, a member or associate of the ABA may also be eligible to adopt the Program. The law practices, bar associations and other organizations which are eligible to adopt the Program are referred to in this Report as “Eligible Employers,” and those which adopt the Program are referred to as “Employers.” The term “Participants” means self-employed individuals and employees (together with their beneficiaries where applicable) of Employers which have adopted the Program for their practices.

Eligible Employers which elect to participate in the Program may do so by adopting a master plan under one or both of two ABA Members Plans sponsored by ABRA. One of the ABA Members Plans is the American Bar Association Members Retirement Plan, a defined contribution master plan, and the other is the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Eligible Employers which design and maintain their own individually designed plans may also participate in most aspects of the Program through those individually designed plans.

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds and three portfolios in a Structured Portfolio Service. The Funds and the portfolios of the Structured Portfolio Service are Investment Options under the Program. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust, and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans. State Street is the sole trustee of each of these trusts.

The Stable Asset Return Fund invests primarily in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests primarily in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Index Equity Fund invests primarily in common stocks included in the Russell 3000 Index. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest primarily in equity securities. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by providing the opportunity to select conservative, moderate or aggressive allocations of assets among the Program’s Funds. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts.

Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a portfolio of the Structured Portfolio Service. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds and the portfolios of the Structured Portfolio Service are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured

Portfolio Service are held by State Street, as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Pooled Trust for Retirement Plans, for the benefit of investors in the plans held under those trusts. Neither the assets of the ABA Members Trust nor the Investment Options are subject to the claims of State Street’s creditors. The Investment Options are not insured by the Federal Deposit Insurance Corp. or any governmental agency. State Street’s activities as trustee of the Collective Trust are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units.

Units in the Funds and the portfolios of the Structured Portfolio Service are not “redeemable securities” within the meaning of the Investment Company Act. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund and in each portfolio of the Structured Portfolio Service may be withdrawn on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the portfolio in the Structured Portfolio Service, respectively. In addition, transfers may be made among the Funds and the portfolios in the Structured Portfolio Service based on the relevant per Unit net asset values.

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

Strategy.    The Stable Asset Return Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and in other high quality instruments, including notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, “Short-Term Investment Products”). The Stable Asset Return Fund may invest in U.S. Government Obligations and Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including “Synthetic GICs” issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the contract to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. Until May 31, 2003, the average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts shall not exceed 1.5 years. Effective June 1, 2003, the average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts shall not exceed 2.25 years. As of December 31, 2002, approximately 34% of the Fund’s assets were invested in U.S. Government Obligations and Short-Term Investment Products and 66% of the Fund’s assets were invested in investment contracts. As of December 31, 2002, the average weighted maturity of the Stable Asset Return Fund was 1.45 years. The Fund’s portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

Investment Guidelines and Restrictions and Risk Factors.    The Fund may invest in a variety of U.S. Government Obligations, including bills and notes issued by the U.S. Treasury and securities issued by agencies of the U.S. government, such as the Farmers Home Administration, the Export Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration. Not all U.S. Government Obligations are backed by the full faith and credit of the United States. For example, securities issued by the Federal Farm Credit Bank or by the Federal National Mortgage Association are supported by the agency’s right to borrow money from the U.S. Treasury under certain circumstances, and securities issued by the Federal Home Loan Bank are supported only by the credit of the issuing agency. There is no guarantee that the U.S. government will support these securities, and, therefore, they involve more risk than U.S. Government Obligations that are supported by the full faith and credit of the United States.

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

The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in “—International Equity Fund—Risk Factors.” Foreign branches of U.S. banks generally are subject to U.S. banking laws, but obligations issued by a branch, which sometimes are payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all banks. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank. For risks associated with investments in foreign securities, see “—International Equity Fund—Risk Factors.”

The Stable Asset Return Fund may commit to purchasing securities on a “when-issued” basis, such that payment for and delivery of a security will occur after the date that the Fund commits to purchase the security. The payment obligation and the interest rate on the security are each fixed at the time of the purchase commitment. Prior to payment and delivery, however, the Stable Asset Return Fund will not receive interest on the security, and will be subject to the risk of a loss if the value of the when-issued security is less than the purchase price at the time of delivery.

The Stable Asset Return Fund is permitted to invest in asset-backed securities (including, effective June 1, 2003, collateralized mortgage obligations (known as “CMOs”) and other derivative mortgage-backed securities), subject to the rating and quality requirements specified with respect to the Fund.

Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. For information regarding risk factors with respect to the use of derivative instruments, see “—Derivative Instruments.”

Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor’s Corp. (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”), (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement. Except with respect to U.S. Government Obligations backed by the full faith and credit of the United States, each instrument purchased will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

The Stable Asset Return Fund may not invest in any investment contract unless, at the time of purchase, the investment contract or the issuer of the investment contract is rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. Although these rating standards must be satisfied at the time an investment contract is issued, the financial condition of an issuer may change prior to maturity. The Stable Asset Return Fund will generally be unable to dispose of an investment contract prior to its maturity in the event of the deterioration of the financial condition of the issuer.

Except for investment contracts and U.S. Government Obligations, the Fund may not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than investment contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in investment contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of investment contracts included in the Fund’s portfolio, and in no event greater than 20%, in each case determined at the time of purchase. To the extent that the assets of the Stable Asset Return Fund are committed to investment contracts of a single issuer, the Fund will be subject to a greater risk that a default by that issuer will have a material adverse effect on the Fund. The Stable Asset Return Fund will not acquire warrants or make any other investment that is inconsistent with the restrictions applicable to the other Funds described under “—Certain Information Relating to the Funds—Investment Prohibitions.” Except as explicitly set forth above and in “—Derivative Instruments,” there are no other investment restrictions applicable to the Stable Asset Return Fund.

Valuation of Units.    Unlike the other Funds, assets of the Stable Asset Return Fund are not valued at fair market value. The values of Short-Term Investment Products are determined according to

“Amortized Cost Pricing.” Under Amortized Cost Pricing, when an instrument is acquired by the Fund, it is valued at its cost, and thereafter that value is increased or decreased by amortizing any discount or premium on a constant basis over the instrument’s remaining maturity. Investment contracts held by the Fund are “benefit responsive,” and, hence, under generally accepting accounting principles are valued at their contract values (cost plus accrued interest). Any fluctuations in the market value of the Fund’s assets are not taken into account in determining the Fund’s unit value. The Fund’s Unit value is increased each Business Day by the amount of net income accrued for that day, and such Unit value is then used to account for contributions or transfers to and withdrawals or transfers from the Fund.

The methods used to value assets of the Stable Asset Return Fund provide certainty in valuation, but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the interests in the Fund of the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. State Street monitors the market value of the Short-Term Investment Products held by the Fund. If State Street were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. (Under generally accepted accounting principles, the Fund is not required to report the difference between contract value and market value of investment contracts held by the Fund as long as such difference is immaterial.)

Performance Information.    The Stable Asset Return Fund may, from time to time, report its performance in terms of its yield and effective yield. The Fund’s yield is determined based upon historical earnings and is not intended to indicate future performance. The yield of the Fund refers to the income return for a day multiplied by the number of days in a year to show the one day return on an annualized basis. The effective yield is calculated similarly but, when annualized, the income earned by an investment in the Fund is assumed to be reinvested. The effective yield will be slightly higher than the yield because of the compounding effect of this assumed reinvestment.

Investment Advisor.    State Street is sole manager of the Stable Asset Return Fund. State Street may, in the future at its discretion and subject to consultation with ABRA, employ investment advisors to manage portions of the Fund. The assets of the Fund are currently invested in units of the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street.

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

Strategy.    The Intermediate Bond Fund invests its assets in fixed income securities of varying maturities with a portfolio duration generally from three to six years. The level of investments in fixed income securities will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In selecting securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account.

Duration is a measure of the expected life of a fixed income security that incorporates a bond’s yield, coupon interest payments, final maturity and call features into one measure. Traditionally, a debt security’s “term to maturity” has been used as a reference to the sensitivity of the security’s price to changes in interest rates (which is the “interest rate risk” or “volatility” of the security). However, “term to maturity” takes into account only the time until a debt security provides its final payment, without regard to the timing and frequency of the security’s payments prior to maturity. Duration is a measure of the expected life of a fixed income security based on a present value of all the payments of the security. In general, all other things being equal, the lower the stated or coupon rate of interest of a fixed income security, the longer the duration of the security; conversely, the higher the stated or coupon rate of interest of a fixed income security, the shorter the duration of the security.

The portion of the Fund’s assets committed to investment in debt securities with particular characteristics (such as maturity, type and coupon rate) will vary based on the outlook for the United States and foreign economies, the financial markets and other factors. The portfolio holdings will be concentrated in areas of the bond market (based on quality, sector, coupon or maturity) that are believed to be relatively undervalued.

Investment Guidelines and Restrictions.    The Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers’ acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund also invests in convertible securities, preferred stock, inflation-indexed bonds issued by both governments and corporations, structured notes, including hybrid or “indexed” securities, catastrophe bonds, and loan participations, delayed funding loans and revolving credit facilities, reverse repurchase agreements, and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of “AA.” At least 90% of the Fund’s total fixed income portfolio will consist of bonds rated investment grade by a nationally recognized rating agency. No more than 1% of the fixed income portfolio’s non-investment grade investments will be securities of a single issuer.

For the purpose of realizing income, the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing more than seven days after purchase. See “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors” for more information regarding repurchase agreements.

The Fund may, subject to limitations, invest in derivative instruments such as futures, forwards, swaps, options, collateralized mortgage obligations and interest-only and principal-only stripped mortgage-backed securities. For information with respect to the Fund’s use of derivative instruments, see “—Derivative Instruments.” In addition, the Intermediate Bond Fund is subject to additional investment restrictions that are applicable to the other Funds. See “—Certain Information with Respect to the Funds—Investment Prohibitions.”

Risk Factors.    The Intermediate Bond Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments. Foreign companies and governments also issue bonds available to U.S. investors. Over time, interest rates on debt securities change. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

Fixed-income securities also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. Furthermore, as economic, political and business developments unfold, lower quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

The Intermediate Bond Fund may enter into to be announced (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Intermediate Bond Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

For information regarding risk factors with respect to investing in various short-term instruments, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors,” and, for information regarding risk factors with respect to the use of derivative instruments and mortgage-backed securities, see “—Derivative Instruments.”

The Intermediate Bond Fund will limit its foreign investments to securities of issuers based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and Mexico). Investing in the securities of issuers in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. See “—International Equity Fund—Risk Factors.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 564% for the twelve months ended December 31, 2002 and 19% for the twelve months ended December 31, 2001. Prior to July 1, 2002, the assets of the Fund were invested in the PIMCO Total Return Fund. Accordingly, reported portfolio turnover through such date reflects purchases and sales of shares of the PIMCO Total Return Fund, rather than the turnover of the underlying portfolio of the PIMCO Total Return Fund. For the period of July 1, 2002 to December 31, 2002, portfolio turnover was 528%. Based on information available to State Street, the portfolio turnover for the PIMCO Total Return Fund was 445% for the twelve months ended March 31, 2002 and 450% for the twelve months ended March 31, 2001.

Performance Information.    The Fund’s total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund and assumes that all Fund dividends and capital gain distributions are reinvested. The total return produced by the Intermediate Bond Fund will consist of interest and dividends from underlying securities, as well as capital changes reflected in unrealized increases or decreases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. Prior to July 1, 2002, the yield for the Intermediate Bond Fund has been calculated by taking the weighted average annualized yield of the PIMCO Total Return Fund, the registered investment company in which the assets of the Intermediate Bond Fund were then invested, and adjusting for the Fund’s expenses. Since July 1, 2002, the Fund has no longer been invested in any registered investment company, and since that date the Fund’s yield has been calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

Investment Advisor.    State Street has retained Pacific Investment Management Company (“PIMCO”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Intermediate Bond Fund. As noted above, prior to July 1, 2002, the assets of the Fund were invested in the PIMCO Total Return Fund, a registered investment company managed by PIMCO. For additional information regarding the Investment Advisor, see “—Investment Advisors.”

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

Strategy.    The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities with varying maturities (including bonds, notes, debentures, equipment trust certificates, asset-backed securities and mortgage-related securities) and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund invests only in long-term debt securities of varying maturities that are rated investment grade by a nationally recognized statistical rating organization or, if unrated, determined by State Street to be of comparable quality. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Fund’s investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

Investment Guidelines and Restrictions.    The Balanced Fund invests in equity securities of the same types as those in which the Large-Cap Growth Equity Fund invests. See “—Large-Cap Growth Equity Fund.” The Balanced Fund also invests in high quality short-term instruments. The Balanced Fund may enter into to be announced (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time.

For temporary defensive purposes, the Balanced Fund may invest without limitation in U.S. Government Obligations, commercial paper and other short-term instruments of the types purchased by the Stable Asset Return Fund, as described in “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of bond or equity markets, an extreme financial calamity or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. Additional investment restrictions applicable to the Balanced Fund are described in “—Certain Information with Respect to the Funds—Investment Prohibitions.”

State Street directs the allocation of the Fund’s assets between debt and equity securities consistent with the Fund’s strategy and obtains investment advice from separate advisors for each of the debt and equity portions of the Fund. Under normal circumstances, approximately 40% of the Balanced Fund’s assets are expected to be allocated to debt securities (with respect to which State Street receives advice from one Investment Advisor) and approximately 60% are expected to be allocated to equity securities (with respect to which State Street receives advice from another Investment Advisor). Contributions and transfers to, and withdrawals and transfers from, the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Fund’s percentage of debt and equity securities at the time of each contribution, transfer or withdrawal. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Balanced Fund for which State Street obtains investment advice from each Investment Advisor. State Street may also, in its discretion, re-allocate assets in the Balanced Fund among equity and debt securities in order to avoid excessive deviation from the targeted allocation.

Risk Factors.    For information and risk factors associated with investing in equity securities, see “—Index Equity Fund—Risk Factors,” in longer-term fixed-income securities, see, “—Intermediate Bond Fund—Risk Factors,” in short-term instruments, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors,” and in TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time, see “—Intermediate Bond Fund—Risk Factors.” For information with respect to the use of derivative instruments and mortgage-backed securities, see “—Derivative Instruments.” In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see “—International Equity Fund—Risk Factors.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 221% for the twelve months ended December 31, 2002 and 232% for the twelve months ended December 31, 2001.

Investment Advisors.    State Street has retained Capital Guardian Trust Company and Morgan Stanley Investment Management to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. Capital Guardian Trust Company serves as Investment Advisor with respect to investments in equity securities and Morgan Stanley Investment Management serves as Investment Advisor with respect to investments in debt securities. For additional information regarding the Investment Advisors, see “—Investment Advisors.”

LARGE-CAP VALUE EQUITY FUND

Investment Objective.    The Large-Cap Value Equity Fund’s investment objective is to achieve long-term growth of capital and dividend income. The Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. There can be no assurance that the Large-Cap Value Equity Fund will achieve its investment objective.

Strategy.    The Large-Cap Value Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion that in the opinion of State Street and the Fund’s Investment Advisor are undervalued in the marketplace. A portion of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Large-Cap Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. The Investment Advisor for this portion of the Fund seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels. The Large-Cap Value Equity Fund is broadly diversified and emphasizes sectors and securities State Street and the Investment Advisor for this portion of the Fund consider undervalued. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Value Equity Fund, and is not affiliated in any way with the Large-Cap Value Equity Fund or with State Street.

Investment Guidelines and Restrictions.    Although the assets of the Large-Cap Value Equity Fund are generally invested in common stocks and other equity-type securities, including convertible securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund’s investment objective. The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have large capitalizations, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund’s investment objective will not be met by buying equity securities. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Large-Cap Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the portion of the Fund’s assets for which a particular Investment Advisor’s advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Additional investment restrictions applicable to the Fund are described in “—Certain Information with Respect to the Funds—Investment Prohibitions” and “—Derivative Instruments.”

Risk Factors.    For risk factors associated with investment in equity securities, see “—Index Equity Fund—Risk Factors.” Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to be undervalued, at times it may underperform funds that focus on other types of equities or that have a broader investment style. Value equities may not increase in price as anticipated or may decline if other investors fail to recognize the company’s value, other investors favor investing in faster-growing companies or the factors believed to lead to an increase in price do not occur. For information with respect to the use of derivative instruments, see “—Derivative Instruments.” In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see “—International Equity Fund—Risk Factors.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 24% for the twelve months ended December 31, 2002 and 33% for the twelve months ended December 31, 2001. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 11% for the twelve months ended December 31, 2002 and 15% for the twelve months ended December 31, 2001. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 19% for the twelve months ended December 31, 2002 and 33% for the twelve months ended December 31, 2001.

Investment Advisor.    State Street has retained Alliance Capital Management L.P., acting through its Bernstein Investment Research and Management Unit, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Value Equity Fund. The indexed portion of the Fund is invested through the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street. State Street will determine the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 75% of the assets of the Fund will be allocated to the actively managed portion and 25% will be allocated to the indexed portion. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the actively managed and indexed portions of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Large-Cap Value Equity Fund between the actively managed and indexed portions of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets to active and indexed management. State Street may also, in its discretion, re-allocate assets in the Fund among the actively managed and indexed portions in order to avoid excessive deviation from the targeted allocations. For additional information regarding the Investment Advisor, see “—Investment Advisors.”

LARGE-CAP GROWTH EQUITY FUND

Investment Objective.    The Large-Cap Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. There can be no assurance that the Large-Cap Growth Equity Fund will achieve its investment objectives.

Strategy.    The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalizations greater than $1 billion at the time of purchase. The Fund seeks to achieve growth of capital through increases in the value of the securities it holds and to realize income principally from dividends. A portion of the Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The Fund may invest a portion of its assets in convertible securities. Convertible securities, which include convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Growth Equity Fund, and is not affiliated in any way with the Large-Cap Growth Equity Fund or with State Street.

Investment Guidelines and Restrictions.    Although the assets of the Large-Cap Growth Equity Fund will generally be invested in equity securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that such investments may contribute to the Fund’s investment objectives. The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have large capitalizations, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund’s investment objectives will not be met by buying equity securities. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Large-Cap Growth Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the portion of the Fund’s assets for which a particular Investment Advisor’s advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objectives.

Additional investment restrictions applicable to the Large-Cap Growth Equity Fund are described in “—Certain Information with Respect to the Funds—Investment Prohibitions” and “—Derivative Instruments.”

Risk Factors.    See “—Index Equity Fund—Risk Factors” for risk factors associated with investing in equity securities. Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to have a higher than average rate of growth, at times it may underperform funds that focus on other types of equities or that have a broader investment style. Growth equities may not increase in price as anticipated or may decline in price if the company’s growth does not meet expectations, other investors favor investing in more value-oriented or lower-priced companies or the factors believed to sustain a high growth rate do not occur. For information with respect to the use of derivative instruments, see “—Derivative Instruments.” In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see “—International Equity Fund—Risk Factors.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 55% for the twelve months ended December 31, 2002 and 43% for the twelve months ended December 31, 2001.

Investment Advisors.    State Street has retained Capital Guardian Trust Company and Dresdner RCM Global Investors LLC to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Growth Equity Fund. Bankers Trust Company served as advisor to State Street with respect to the indexed portion of the Fund until December 15, 2002, at which time such indexed portion was invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a collective investment fund maintained by State Street. State Street will determine the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 66 2/3% of the assets of the Fund will be allocated to the actively managed portion and 33 1/3% will be allocated to the indexed portion. State Street determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Unless altered by State Street,  33 1/3% of the assets of the Fund will be allocated to each of the two Investment Advisors managing the actively managed portion of the portfolio. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the three portions of the Fund can change the percentage of total assets of the Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund among the three portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets among the three portions in order to avoid excessive deviation from the targeted allocations. For additional information regarding the Investment Advisors, see “—Investment Advisors.”

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

Strategy.    The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 97% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2002, the largest company had a market capitalization of approximately $290 billion and the smallest company had a market capitalization of approximately $10 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund’s performance from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

Investment Guidelines and Restrictions.    The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Fund described under “—Certain Information with Respect to the Funds—Investment Prohibitions.” The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors.    By investing in the U.S. equity market, the Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Index Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

In addition, companies with smaller capitalizations included in the Russell indices may have limited product lines, markets or financial resources, or may be dependent upon a small management group. Therefore, their securities may be subject to more abrupt or erratic market movements than larger, more established companies, both because their securities are typically traded in lower volume and because the issuers are typically subject to a greater degree of changes in their earnings and prospects.

For information with respect to the use of derivative instruments, see “—Derivative Instruments.”

Portfolio Turnover.    Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. The turnover of the Fund’s underlying Russell 3000 portfolio for the annual Russell Reconstitution was 2.18% on June 30, 2002 and 3.60% on June 30, 2001. This turnover reflects the changes in the underlying portfolio of the collective investment fund in which the Fund invests. See “—Investment Advisor.”

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

Investment Advisor.    State Street is sole manager of the Index Equity Fund. State Street may, in the future at its discretion and subject to consultation with ABRA, employ investment advisors to manage portions of the Fund. The assets of the Fund are currently invested through the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a collective investment fund maintained by State Street.

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

“Russell 3000 Index” is a trademark of Frank Russell & Company. The Russell 3000 Index is not sponsored, endorsed, sold or promoted by Frank Russell & Company, nor does Frank Russell & Company guarantee the accuracy and/or completeness of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no warranty, express or implied, as to the results to be obtained by the Fund, owners of the Fund, any person or any entity from the use of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no express or implied warranties and expressly disclaims all such warranties of merchantability or fitness for a particular purpose for use with respect to the Russell 3000 Index or any data included therein.

MID-CAP VALUE EQUITY FUND

Investment Objective.    The Mid-Cap Value Equity Fund’s investment objective is to achieve long-term growth of capital. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. There can be no assurance that the Mid-Cap Value Equity Fund will achieve its investment objective.

Strategy.    The Mid-Cap Value Equity Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to be broadly diversified and emphasize sectors and securities State Street and the Investment Advisor consider undervalued. The Fund’s Investment Advisor seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels.

Investment Guidelines and Restrictions.    Although the assets of the Mid-Cap Value Equity Fund generally will be invested in common stocks and other equity-type securities, including convertible securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund’s investment objective. The Fund will not invest more than 20% of its assets in non-equity securities or in companies with capitalizations outside the mid-cap range, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund’s investment objective will not be met by buying equity securities. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Mid-Cap Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. For many foreign securities, there are dollar-denominated ADRs, which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund’s assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Additional investment restrictions applicable to the Fund are described in “—Certain Information with Respect to the Funds—Investment Prohibitions” and “—Derivative Instruments.”

Risk Factors.    For risk factors associated with investment in equity securities, see “—Index Equity Fund—Risk Factors.” For risk factors associated with investment in value equity securities, see “—Large-Cap Value Equity Fund—Risk Factors.” Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sectors. Consistent earnings for such companies may not be as likely as they would be for more established companies. These companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. For other risk factors associated with investment in medium-sized and smaller companies, see “—Small-Cap Equity Fund—Risk Factors.” For information with respect to the use of derivative instruments, see “—Derivative Instruments.” In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see “—International Equity Fund—Risk Factors.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 25%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 25%. Portfolio turnover was 6% for the period commencing with the inception of the Mid-Cap Value Equity Fund on July 15, 2002 and ending December 31, 2002.

Investment Advisor.    State Street has retained Ariel Capital Management to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund. For additional information regarding the Investment Advisors, see “—Investment Advisors.”

MID-CAP GROWTH EQUITY FUND

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

Strategy.    The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalizations between $1 billion and $12 billion at the time of investment that the Fund believes have strong earnings growth potential. The Fund may invest a portion of its assets in convertible securities. Convertible securities, including convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

Investment Guidelines and Restrictions.    Although the assets of the Mid-Cap Growth Equity Fund will generally be invested in equity securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments or in companies with capitalizations outside of the mid-cap range, when State Street and the Investment Advisor determine that such investments may contribute to the attainment of the Fund’s investment objective. The Fund will not invest more than 20% of its net assets in non-equity securities, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund’s investment objective will not be met by buying equity securities. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Mid-Cap Growth Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. For many foreign securities, there are dollar-denominated ADRs, which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund’s assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Additional investment restrictions applicable to the Mid-Cap Growth Equity Fund are described in “—Certain Information with Respect to the Funds—Investment Prohibitions” and “—Derivative Instruments.”

Risk Factors.    For risk factors associated with investing in equity securities, see “—Index Equity Fund—Risk Factors.” For risk factors associated with investment in growth equity securities, see “—Large-Cap Growth Equity Fund—Risk Factors.” Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. For other risk factors associated with investment in medium and smaller companies, see “—Small-Cap Equity Fund—Risk Factors.” For information with respect to the use of derivative instruments, see “—Derivative Instruments.” In addition, investments in foreign securities involve special risks. For risk factors associated with investing in foreign securities, see “—International Equity Fund—Risk Factors.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 99% for the period commencing with the inception of the Mid-Cap Growth Equity Fund on July 15, 2002 and ending December 31, 2002.

Investment Advisor.    State Street has retained Turner Investment Partners to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund. For additional information regarding the Investment Advisor, see “—Investment Advisors.”

SMALL-CAP EQUITY FUND

Investment Objective.    The investment objective of the Small-Cap Equity Fund is to maximize long-term growth of capital. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. There can be no assurance that the Small-Cap Equity Fund will achieve its investment objective.

Strategy.    The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. Historically, the Fund invested in medium-sized as well as small companies. With the addition of the Mid-Cap Growth Equity Fund on July 15, 2002, the Fund is now focusing on smaller capitalization companies.

Investment Guidelines and Restrictions.    The Small-Cap Equity Fund invests primarily in common stocks and other equity-type securities, including convertible securities, that are believed to have strong potential for appreciation.

Although the assets of the Fund will generally be invested in equity securities, the Fund may also invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, such investments may contribute to the attainment of the Fund’s investment objective. See “—Stable Asset Return Fund.” The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have small capitalizations, except for temporary defensive purposes. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund’s assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

For temporary defensive purposes, the Small-Cap Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality instruments of the types purchased by the Stable Asset Return Fund. See “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Additional investment restrictions applicable to the Fund are described in “—Certain Information With Respect to the Funds—Investment Prohibitions” and “—Derivative Instruments.”

Risk Factors.    Generally, the Small-Cap Equity Fund poses a greater risk to principal than the other domestic Funds. Investors should consider their investments in the Fund as relatively long-term and involving high risk to principal commensurate with potential for substantial gains. There is no certainty regarding which companies and industries will in fact experience capital growth, and such companies and industries may lose their potential for capital growth at any time. See “—Index Equity Fund—Risk Factors” for a description of risk factors associated with investing in equity securities generally. See  “—International Equity Fund—Risk Factors” for a description of the risks associated with investments in foreign securities.

Most of the Fund’s investments will be in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of small companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. The Small-Cap Equity Fund’s focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 83% for the twelve months ended December 31, 2002 and 48% for the twelve months ended December 31, 2001.

Investment Advisors.    State Street has retained Capital Guardian Trust Company and Sit Investment Associates, Inc. to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Small-Cap Equity Fund. State Street will determine the percentage of the assets in the Fund to be allocated to each Investment Advisor. Unless altered by State Street, the assets of the Fund will be allocated in two equal portions. State Street will obtain advice for one portion from Capital Guardian Trust Company and will obtain advice for the other portion from Sit Investment Associates, Inc. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and any differences in relative investment performance of the two portions of the Fund can change the percentage of total assets of the Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund between the two portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets in the Fund among the two portions in order to avoid excessive deviation from the targeted allocations. For additional information regarding the Investment Advisors, see “—Investment Advisors.”

INTERNATIONAL EQUITY FUND

Investment Objective.    The International Equity Fund’s investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund will seek to achieve growth of capital through capital appreciation, dividend income and currency gains. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. There can be no assurance that the International Equity Fund will achieve its investment objective.

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Investment Guidelines and Restrictions.    In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that are believed to have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The International Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International Equity Fund’s investment objective will not be met by buying equity securities. Under normal conditions the International Equity Fund’s investments in securities other than common stocks and other equity-related securities are limited to no more than 20% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See “—Stable Asset Return Fund.”

The International Equity Fund will normally conduct its foreign currency exchange transactions, if any, either on a cash basis at the spot rate prevailing in the foreign currency exchange market or through entering into forward contracts to purchase or sell foreign currencies. See “—Derivative Instruments.”

The International Equity Fund is subject to the same investment prohibitions and restrictions as the other Funds. See “—Certain Information With Respect to the Funds—Investment Prohibitions” and “Derivative Instruments.”

Risk Factors.    The Fund’s share price can fall because of weakness in one or more of its primary equity markets, a particular industry, or specific holdings. Equity markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in the Fund may prove incorrect, resulting in losses or poor performance even in rising markets.

Currency Risk.    Currency risk refers to a decline in the value of a foreign currency versus the value of the U.S. dollar, which reduces the U.S. dollar value of securities denominated in that currency. The overall impact on the Fund’s holdings can be significant, unpredictable and long-lasting, depending on the currencies represented in the Fund’s portfolio and how each one appreciates or depreciates in relation to the U.S. dollar and whether currency positions are hedged. Under normal conditions, the Fund will not engage in extensive foreign currency hedging programs. Exchange rate movements are unpredictable and it is not possible to effectively hedge the currency risks of many developing countries.

Political and Economic Factors.    The economic and political structures of developing nations, in most cases, do not compare favorably with the United States or other developed countries in terms of wealth and stability and their financial markets often lack liquidity. Therefore, investments in these emerging countries are riskier, and may be subject to erratic and abrupt price movements. Even investments in countries with highly developed economies are subject to risk. For example, prices of Japanese stocks suffered a steep decline during much of the 1990s. Moreover, while some countries have made progress in economic growth, liberalization, fiscal discipline and political and social stability, there is no assurance these trends will continue. Investment in these markets is, therefore, significantly riskier than investment in other markets.

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

Some of the countries in which the Fund may invest have histories of instability and upheaval that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Governmental actions such as capital or currency controls, nationalization of an industry or company, expropriation of assets, or imposition of high taxes could have an adverse effect on security prices and impair the International Equity Fund’s ability to repatriate capital or income. Significant external risks currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets.

Other Risks of Foreign Investing.    Some of the countries in which the Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices which may subject the International Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

Pricing.    Portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the International Equity Fund does not compute its prices. As a result, the Fund’s net asset value may be significantly affected by trading on days when transactions in Units of the Fund do not occur.

Investing in International Stocks.    Like U.S. stock investments, common stocks of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. The volatility of emerging markets may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, Fund share prices. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Equity Fund should not be relied upon as a complete investment program or used as a means to speculate on short-term swings in the stock or foreign exchange markets.

The values of foreign fixed income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the International Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by those countries, although tax conventions between some countries and the United States may reduce or eliminate these taxes. Any taxes paid by the International Equity Fund will reduce the net income earned by the Fund. State Street will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for redemptions of Units of the International Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

For information with respect to the use of derivative instruments, see “Derivative Instruments.”

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 64% for the twelve months ended December 31, 2002, and 201% for the twelve months ended December 31, 2001. Prior to April 1, 2003, a portion of the assets of the Fund was invested in the T. Rowe Price International Stock Fund. Accordingly, reported portfolio turnover for the portion of the International Equity Fund so invested reflects purchases and sales of shares of T. Rowe Price International Stock Fund rather than the turnover of the underlying portfolio of such registered investment company. See “—Investment Advisors.”

Investment Advisors.    Effective April 1, 2003, State Street has retained (i) JP Morgan Fleming Asset Management (London) Limited to be an Investment Advisor for the International Equity Fund for approximately one-half of the assets in the International Equity Fund, and (ii) Philadelphia International Advisors, L.P. to serve as Investment Advisor for the other one-half of the assets in the International Equity Fund. As noted above, prior to April 1, 2003, the assets of the International Equity Fund were allocated in two equal portions, one portion of which was invested in the T. Rowe Price International Stock Fund, a registered investment company managed by T. Rowe Price International, Inc., and the other portion of which was invested in a collective trust portfolio for which advice was obtained from Dresdner RCM Global Investors LLC.

State Street will determine the portion of the International Equity Fund’s assets for which advice is obtained from each Investment Advisor. Unless altered by State Street, the assets of the International Equity Fund will be allocated equally to each of the two Investment Advisors. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the two portions of the Fund can change the percentage of total assets of the International Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the International Equity Fund between the two portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets in the International Equity Fund among the two portions in order to avoid excessive deviation from the targeted allocations. For additional information with respect to the Investment Advisors, see “—Investment Advisors.”

Transfer Restrictions.    The International Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund.

CERTAIN INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions

No Fund will:

•	trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund;

•	make an investment in order to exercise control or management over a company;

•	make short sales, unless the Fund has, by reason of ownership of other securities, the right to obtain securities of a kind and amount equivalent to the securities sold, which right will continue so long as the Fund is in a short position;

•	trade in commodities or commodity contracts, other than options or futures contracts (including options on futures contracts) with respect to securities or securities indices, except as described under “Derivative Instruments;”

•	write uncovered options;

•	purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges or reported on Nasdaq National Market if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

•	invest in the securities of registered investment companies;

•	invest in oil, gas or mineral leases;

•	purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Equity Fund, for redemption purposes; or

•	make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) making loans of portfolio securities.

State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause any Fund to make an investment:

•	if that investment would cause (1) more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase,

•	in an industry if that investment would cause more than 25% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase, or

•	in the securities of an issuer (other than the U.S. government and its agencies) if that investment would cause more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

However, with respect to the portion of the Large-Cap Growth Equity Fund for which advice is obtained from Dresdner RCM Global Investors LLC, Dresdner may recommend additional investments in an issuer beyond the 5% limit described above at the time of purchase, and State Street may cause the Large-Cap Growth Equity Fund to make such investment, so long as the total investments in the issuer held by the portion of the Fund’s assets allocated to Dresdner would not, at the time of purchase, represent a percentage of total assets greater than 125% of the representation of that issuer in the Russell 1000 Growth Index. The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer.

Except as described under “—Derivative Instruments,” State Street has no present intention of causing any Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors” and  “—Intermediate Bond Fund—Risk Factors.”

Loans of Portfolio Securities.    For the purpose of achieving income, the Funds may lend a portion of their portfolio securities to brokers, dealers and other financial institutions, provided that these activities are conducted in accordance with the applicable requirements of ERISA, including:

•	the loan is secured continuously by collateral consisting of cash, U.S. government securities or irrevocable letters of credit maintained on a daily mark-to-market basis in an amount at least equal to the current market value of the securities loaned;

•	the Fund may at any time call the loan and obtain the return of the securities loaned; and

•	the Fund will receive any interest or dividends paid on the loaned securities.

When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street is expected to be selected to administer the securities lending activities of the respective Funds. However, another administrator may be selected. A portion of the income generated by securities lending activities will be paid to the administrator as a fee and the remaining income will be reinvested in the relevant Fund. If State Street acts as administrator, the portion of the income from securities lending activities paid to it will be in an amount that is expected to offset its cost of administering these activities. The remaining amount will be reinvested in the relevant Fund.

Valuation of Units.    The following discussion relates to all the Funds other than the Stable Asset Return Fund: An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street. Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. The value of each Fund is determined by State Street based on the market value of each Fund’s portfolio of securities. The value of securities and other assets that do not have readily available market prices is determined in good faith by State Street.

For a discussion of the valuation of units in the Stable Asset Return Fund, see “—Stable Asset Return Fund—Valuation of Units.”

Transfers.    Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the portfolios of the Structured Portfolio Service and the Self-Managed Brokerage

Accounts, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, see “—Transfers Among Investment Options.”

Performance Information.    Each Fund may, from time to time, report its performance in terms of the Fund’s total return. A Fund’s total return is determined based on historical results and is not intended to indicate future performance. A Fund’s total return is computed by determining the average annual compounded rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. A recorded message providing per Unit values for the Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

DERIVATIVE INSTRUMENTS

The Funds will not engage in investments in derivative instruments, except as described in this paragraph. Derivatives, which are financial instruments the value of which is derived from the value of other instruments or assets, include futures, options, swaps, swaptions, caps or floor contracts or foreign currency hedging contracts. Collateralized mortgage obligations (known as “CMOs”) and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable.

•	The Index Equity Fund and the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example pending investment or to pay for redemption requests).

•	The International Equity Fund and, to a lesser extent, the other Funds that invest securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph.

•	The Intermediate Bond Fund may invest in futures, options, swaps, swaptions, forwards, mortgage-backed securities, including asset-backed securities, CMOs, Interest Only (IO) and Principal Only (PO) strips to the extent that they are used in a manner that does not materially increase total portfolio volatility or relate to speculative activities. The Intermediate Bond Fund may invest up to 40% of the Fund’s assets in CMOs at any time. Interest-only and principal-only stripped mortgage-backed securities are mortgage-backed bonds that are separated into the interest or principal portion of a pool of mortgage-backed bonds. These securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds. The Intermediate Bond Fund may invest up to 5% of the Fund’s assets in interest-only and principal-only stripped mortgage-backed securities at any time, in addition to the investments in CMOs referred to above.

•	The Balanced Fund may invest in asset-backed securities, except that it may not invest in CMO’s or other derivative mortgage-backed securities.

•	The Stable Asset Return Fund may invest in asset-backed securities, including, effective June 1, 2003, CMO’s and other derivative mortgage-backed securities.

All of the Funds that may invest in securities denominated in foreign currencies may enter into forward foreign currency exchange contracts to hedge against the U.S. dollar price of the security. In addition, the International Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts (known as ADRs), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers’ stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

The purchase and writing of options involve risks. During the option period, a writer of a covered call option gives up, in return for the premium on the option, the opportunity to profit from a price increase in the underlying security above the exercise price but retains, as long as its obligations as a writer continues, the risk of loss should the price of the underlying security decline. The writer of an option traded on an option exchange in the United States has no control over the time when it may be required to fulfill the writer’s obligation. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying securities at the exercise price. The writer of an uncovered option bears the risk of having to purchase the security subject to the option at a price higher than the exercise price of the option. As the price of a security could appreciate substantially, the option writer’s loss could be significant. If a put or call option is not sold when it has remaining value, and if the market price of the underlying security, in the case of a put, remains equal to or greater than the exercise price or, in the case of a call, remains less than or equal to the exercise price, the investor will lose its entire investment in the option. Also, when a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. Furthermore, there can be no assurance that a liquid market will exist when an investor seeks to close out an option position. If trading restrictions or suspensions are imposed on the options markets, an investor may be unable to close out a position.

Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect an investor’s ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

There are several risks associated with the use of futures and futures options. Futures and options contracts may not always be successful hedges and their prices can be highly volatile. Using these contracts could lower a fund’s total return and the potential loss from their use can exceed a fund’s initial investment in these contracts. There can be no guarantee that there will be a correlation between price movements in the hedging vehicle and in the portfolio securities being hedged. An incorrect correlation could result in a loss on both the hedged securities and the hedging vehicle so that the portfolio return might have been greater had hedging not been attempted. There can be no assurance that a liquid market will exist at a time when an investor seeks to close out a futures contract or a futures option position. Most futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single day; once the daily limit has been reached on a particular contract, no trades may be made that day at a price beyond that limit. In addition, some of these instruments are relatively new and without significant trading history. As a result, there is no assurance that an active secondary market will develop or continue to exist. Lack of a liquid market for any reason may prevent an investor from liquidating an unfavorable position even though the investor would remain obligated to meet margin requirements until the position is closed.

Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal.

INVESTMENT ADVISORS

State Street has retained the services of various Investment Advisors to advise it on its investment responsibility with respect to several Funds. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund or Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time upon consultation with ABRA. State Street may also change at any time the allocation of assets among Investment Advisors to a single Fund, subject to consultation with ABRA.

The current Investment Advisors are:

Ariel Capital Management, Inc.    Advisor to the Mid-Cap Value Equity Fund since July 2002, Ariel Capital Management, Inc. is registered as an investment advisor with the Securities and Exchange Commission and was founded in 1983. The firm’s sole office is located at 200 East Randolph Drive, Suite 2900, Chicago, Illinois 60601. Ariel manages separate account portfolios in the small and mid cap value style and also serves as investment advisor for the Ariel Mutual Funds, which are comprised of four no-load, publicly traded mutual funds. Ariel is an independent subchapter S corporation, has no affiliated companies and does not participate in any joint ventures. As of December 31, 2002, Ariel Capital Management, Inc. had assets under management of approximately $10.3 billion.

Alliance Capital Management L.P.    Advisor to the Large-Cap Value Equity Fund since September 1995, Alliance Capital Management L.P. (“Alliance Capital”) is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund will be made by the investment professionals of Alliance Capital’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, continues and services the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by Alliance Capital in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by Alliance Capital. Alliance Capital is a leading global investment advisor supervising client accounts with assets as of December 31, 2002 totaling approximately $387 billion.

Capital Guardian Trust Company.    Advisor to the equity portion of the Balanced Fund since June 1997, and to the Large-Cap Growth Equity Fund since January 1992 and the Small-Cap Equity Fund since January 1992, Capital Guardian Trust Company, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2002, it had approximately $105 billion in assets under its management.

Dresdner RCM Global Investors LLC.    Advisor to the Large-Cap Growth Equity Fund since January 1992, Dresdner RCM Global Investors was founded as Rosenberg Capital Management by Claude Rosenberg in 1970. In 1986, the firm became RCM Capital Management with the Travelers Group, Inc. as a part owner. In 1996, RCM Capital Management (RCM) became a wholly owned subsidiary of Dresdner Bank AG. On July 23, 2001, Allianz AG acquired Dresdner Bank A.G., and the respective asset management businesses of the two companies were brought together under the umbrella organization of Allianz Dresdner Asset Management. Dresdner RCM Global Investors was created at that time to establish a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. The U.S. office of Dresdner RCM Global Investors is located at Four Embarcadero Center, San Francisco, CA 94111. The firm has investment management, client servicing, and operations in the world’s primary financial centers. As of December 31, 2002, Dresdner RCM Global Investors had approximately $44.8 billion in assets under management.

JPMorgan Fleming Asset Management.    Advisor to the International Equity Fund commencing April 1, 2003, JPMorgan Fleming Asset Management (London) Limited (JPMFAM) was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. As part of JPMorgan Chase, JPMFAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMFAM is 522 Fifth Avenue, New York, New York 10036. As of December 31, 2002, JPMFAM had over $516 billion of assets under management.

Morgan Stanley Investment Management.    Advisor to the debt portion of the Balanced Fund since October 1992, Morgan Stanley Investment Management (“MSIM”) (formerly known as Miller Anderson & Sherrerd) was established in 1975 and acquired Miller Anderson & Sherrerd on  January 3, 1996. While MSIM’s corporate headquarters is in New York, the principal place of business for fixed income management is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 2002, MSIM had approximately $376 billion of assets under management, primarily for tax-exempt pension funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

Pacific Investment Management Company LLC.    Advisor to the Intermediate Bond Fund since July 2002, Pacific Investment Management Company (“PIMCO”) is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission, PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Dresdner Asset Management of America L.P., (“ADAM LP”). Allianz AG (“Allianz”) is the indirect majority owner of ADAM LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in ADAM LP. PIMCO had approximately $304.6 billion in assets under management as of December 31, 2002.

Philadelphia Investment Advisors.    Advisor to the International Equity Fund commencing April 1, 2003, Philadelphia International Advisors, LP (“PIA”) is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1200, Philadelphia, Pennsylvania 19103. As of December 31, 2002, PIA had approximately $2.5 billion in assets under its management.

Sit Investment Associates, Inc.    Advisor to the Small-Cap Equity Fund since January 1992, Sit Investment Associates was formed in 1981. Its principal place of business is 90 South Seventh Street, Suite 4600, Minneapolis, Minnesota 55402. Sit Investment Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. Eugene C. Sit is the controlling shareholder of Sit Investment Associates. As of December 31, 2002, Sit Investment Associates had approximately $6.2 billion in assets under management.

Turner Investment Partners.    Advisor to the Mid-Cap Growth Equity Fund since July 2002, Turner Investment Partners was founded in 1990 and is 100% employee owned. Its principal place of business is 1250 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2002, Turner Investment Partners had discretionary management authority with respect to approximately $8.5 billion of assets.

Recommendations to buy and sell securities for the Funds are made by each Investment Advisor in accordance with the investment policies and restrictions of the Funds and subject to monitoring and approval by State Street. Investment recommendations for the Funds are made independently from those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when the same investment recommendation is made for more than one client’s account. It is the practice of each Investment Advisor to allocate these purchases or sales to be executed in connection with these recommendations insofar as feasible among its several clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of the clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of its clients are engaged in the simultaneous sale or purchase of securities, transactions are allocated as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances when purchases or sales of portfolio securities for one or more clients will have an adverse effect on other clients.

Transactions on stock exchanges on behalf of the Funds involve the payment of negotiated brokerage commissions. There is generally no stated commission in the case of securities traded in the over-the-counter markets, but the price of those securities includes an undisclosed commission or mark-up. The cost of securities purchased from underwriters includes an underwriting commission or concession, and the prices at which securities are purchased from and sold to dealers include a dealer’s mark-up or mark-down.

In executing portfolio transactions, the Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act, provided to the Funds, viewed in terms of either that particular transaction or the broker or dealer’s overall responsibilities to the Fund.

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

STRUCTURED PORTFOLIO SERVICE

Investment Objective.    The Structured Portfolio Service provides investment diversification by utilizing the Funds available in the Program. The Conservative, Moderate and Aggressive portfolios offer three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an investor’s tolerance for investment risk. There can be no assurance that any of the portfolios of the Structured Portfolio Service will achieve their investment objective. The portfolios collectively utilize all of the Program’s Funds other than the Balanced Fund. For information regarding the investment objectives, guidelines and restrictions of each of the Funds in the respective portfolios of the Structured Portfolio Service, refer to the description of those Funds in this prospectus.

Strategy.    The overall volatility of the three portfolios may be reduced by spreading investments over several types of assets, although there can be no guarantee that this will be the case. However, the volatility of the Aggressive Portfolio may be greater than that of the other two portfolios, and the volatility of the Moderate Portfolio may be greater than that of the Conservative Portfolio. As prices of stocks and bonds may respond differently to changes in economic conditions and interest rate levels, a rise in bond prices, for example, could help offset a fall in stock prices. Short-term securities, which are held in varying percentages by all the Funds, have a stabilizing influence in comparison to stocks since their price fluctuations are expected to be small. In addition, the income provided by bonds and money market securities is expected to contribute positively to a portfolio’s total return, cushioning the impact of price declines or enhancing the effect of price increases.

The Conservative Portfolio emphasizes shorter-term and fixed income securities and is intended for investors with lower risk tolerance who seek returns based primarily on higher current investment income. Funds in the Conservative Portfolio are allocated as follows:

Stable Asset Return Fund	30%
Intermediate Bond Fund	35
Large-Cap Value Equity Fund	7
Large-Cap Growth Equity Fund	7
Index Equity Fund	14
International Equity Fund	7

The Moderate Portfolio takes a more balanced approach (in comparison to the Conservative Portfolio) and is intended for investors who seek returns based upon relatively stable investment income but who also desire an increased potential for growth. Funds in the Moderate Portfolio are allocated as follows:

Stable Asset Return Fund	10%
Intermediate Bond Fund	30
Large-Cap Value Equity Fund	9
Large-Cap Growth Equity Fund	9
Index Equity Fund	23
Mid-Cap Value Equity Fund	2
Mid-Cap Growth Equity Fund	2
International Equity Fund	15

The Aggressive Portfolio emphasizes stocks and is intended for investors who have a higher degree of risk tolerance and seek capital appreciation. Funds in the Aggressive Portfolio are allocated as follows:

Intermediate Bond Fund	15%
Large-Cap Value Equity Fund	13
Large-Cap Growth Equity Fund	13
Index Equity Fund	30
Mid-Cap Value Equity Fund	3
Mid-Cap Growth Equity Fund	3
Small-Cap Equity Fund	3
International Equity Fund	20

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

Valuation of Units.    Units in the portfolios of the Structured Portfolio Service are valued based upon the collective values of the Units of the included Funds credited to an investor’s account in the Structured Portfolio Service.

Liquidity and Transfers.    Transfers to or withdrawals from any of the three portfolios may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). See “—Transfers Among Investment Options.”

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

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act. They are described in this report for information purposes only.

As an additional Investment Option under the Program, State Street makes available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street permits Participants whose plan includes the Self-Managed Brokerage Account as an Investment Option to authorize, at the Participant’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds through a self-managed brokerage account. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings (“IPOs”), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

EQUITABLE REAL ESTATE ACCOUNT

Some of the assets contributed to the Program prior to January 1, 1992 are held by The Equitable Life Assurance Society of the United States (“Equitable Life”) in the Equitable Real Estate Account. These assets will remain invested in this account until they are transferred to another Investment Option available under the Program. Restrictions apply to withdrawals and transfers from the Equitable Real Estate Account that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers or contributions to the Equitable Real Estate Account are permitted.

State Street has no control over the management of assets held by Equitable Life and, except to the extent provided by applicable law, is not responsible for the investment of these assets or the performance by Equitable Life and Lend Lease Real Estate Investments of their obligations under the Program with respect to these assets. State Street, however, maintains the recordkeeping on the sale of this account and provides notices to investors, when appropriate. Interests in the Equitable Real Estate Account are not registered under the Securities Act and are described in this prospectus for information purposes only. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street. See “—Additional Information.”

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

TRANSFERS AMONG INVESTMENT OPTIONS

Transfers may be made among the Funds, the portfolios of the Structured Portfolio Service and Self-Managed Brokerage Accounts generally on a daily basis based on the relevant per Unit net asset value of each Fund or each portfolio of the Structured Portfolio Service. However, no more than one transfer may be made into the International Equity Fund in any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the International Equity Fund on a Business Day. No transfers may be made to the Equitable Real Estate Account.

BENEFITS AND DISTRIBUTIONS

A Participant’s eligibility for benefits depends on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

PARTICIPANT ADVISOR SERVICE

Financial Engines, Inc. has contracted with State Street to make available to Participants the Financial Engines asset allocation investment advisor service, an Internet and intranet based personalized defined contribution plan advisor service. Additional information regarding this service may be obtained from State Street at the phone number provided under “—Additional Information” and from the prospectus relating to the Program.

ADDITIONAL INFORMATION

Persons who are already Employers or Participants who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

•	calling State Street at (800) 348-2272 between 8:00 a.m. and 8:00 p.m. Eastern time;

•	calling our FaxBack line at (877) 202-3930; or

•	accessing the Program’s Web site at http://www.abaretirement.com.

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

As noted above, the Program maintains an Internet Web site at http://www.abaretirement.com. The Program does not currently make available on such Web site the Collective Trust’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 because it is not required to do so. However, State Street will voluntarily provide electronic or paper copies of such filings free of charge upon request.

For information regarding enrollment in the Program, Eligible Employers may call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.

For Unit values for the Funds, and for the 30-day yield of the Intermediate Bond Fund, call State Street at (800) 826-8905.

For a recorded message providing current account information, call State Street at (800) 348-2272.

ADOPTION OF PROGRAM

Sole practitioners, partnerships and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ABRA, and has, as an owner or a member of its governing board, a member or associate of the ABA. State Street’s retirement program specialists are available to help individuals and organizations determine whether they are eligible to adopt the Program.

Eligible Employers which elect to participate in the Program may do so either through their own individually designed plans or by adopting one or both of the American Bar Association Members Defined Benefit Plan and the American Bar Association Members Retirement Plan, the two ABA Members Plans sponsored by ABRA. The ABA Members Plans are master plans designed to qualify under section 401(a) of the Internal Revenue Code.

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

To adopt either the American Bar Association Members Defined Benefit Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute an adoption agreement. The adoption agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer’s adoption of the American Bar Association Members Retirement Trust to hold assets of the master plan. State Street’s retirement program specialists will assist Eligible Employers in the preparation of an adoption agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers should consult with their tax advisors prior to executing an adoption agreement. Depending on the form of adoption agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be necessary for an Eligible Employer to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

An Eligible Employer which maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the Investment Options, and in some cases the recordkeeping services, available under the Program by causing an adoption agreement for the American Bar Association Members Pooled Trust for Retirement Plans to be executed by the trustee of the individually designed plan. The trustee must demonstrate to State Street that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. State Street’s retirement program specialists will assist in preparation of an adoption agreement. However, State Street is not authorized to give tax or legal advice and Eligible Employers and the trustees of an individually designed plan should consult with their tax advisors prior to executing an adoption agreement. Only plans qualified under section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 2236, Boston, Massachusetts 02209-2236.

STATE STREET

State Street Bank and Trust Company offers and administers the investment options for the Program. State Street is also responsible for recordkeeping and administrative services required by the Program, including maintenance of individual account records or accrued benefit information for Participants whose Employers choose to have State Street maintain those account records. State Street also provides account and investment information to Employers and Participants, receives all plan contributions, effects investment and transfer transactions and distributes benefits provided by the plans.

State Street’s principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corp., a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ended December 31, 2002, State Street and its affiliates had a total risk-based capital ratio of 16.5%, which is far in excess of applicable regulatory requirements. As of December 31, 2002, State Street together with its affiliates had over $6.2 trillion of assets under custody and had $763 billion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

State Street and Citigroup, Inc. jointly own a Delaware limited liability company called CitiStreet LLC. CitiStreet provides recordkeeping and other administrative services to clients of State Street and Citigroup, Inc. Insofar as State Street provides recordkeeping and other administrative services to the Program, these services may be provided by CitiStreet on behalf of State Street pursuant to a service agreement entered into between State Street and CitiStreet.

AMERICAN BAR RETIREMENT ASSOCIATION

ABRA is an Illinois not-for-profit corporation organized by the American Bar Association (the “ABA”) to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or certain affiliated organizations. The Program is a comprehensive retirement program that provides adopting employers with tax-qualified employee retirement plans, a variety of Investment Options and related record-keeping and administrative services. As sponsor of the Program, ABRA is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, and the designation of Investment Options to be made available under the Program. ABRA has engaged State Street to provide administrative and investment services and to make the Investment Options available under the Program. Under the current agreement between ABRA and State Street dated January 1, 2003, ABRA has engaged State Street for a four-year term ending December 31, 2006. ABRA may terminate this agreement with State Street prior to the end of its term upon six months’ written notice. State Street may terminate this agreement prior to the end of its term in certain circumstances, including the offering to Employers by ABRA of any investment product that is not offered pursuant to the terms of the agreement. Also, State Street may terminate the agreement at the end of any quarter after December 31, 2006 upon 12 months’ written notice. ABRA has also appointed State Street as trustee of each of the ABA Members Trusts.

DEDUCTIONS AND FEES

Program Expense Fee

A program expense fee is paid to State Street and ABRA for their services in connection with the Program. For all Investment Options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds and the Equitable Real Estate Account.

For the calendar year ended December 31, 2002, the program expense fee payable to State Street was $10,260,851. For such year, State Street received a monthly payment equal to one-twelfth of the sum of (i) $750,000 plus (ii) $201 multiplied by the number of Participants in the Program, other than active Participants without account balances, as of the last Business Day of the immediately preceding month, plus (iii) $201 multiplied by the excess, if any, of the number of active Participants of the Program without account balances over the number of such Participants as of December 31, 1998. This fee was accrued daily and paid monthly. The $201 amount in the above calculation includes $10 per Participant for the participant advisor service.

Effective January 1, 2003 and continuing through December 31, 2006, State Street will be entitled to receive a monthly program expense fee equal to one-twelfth of the sum of (i) $800,000, plus (ii) $194 multiplied by the number of Participants in the Program, other than active Participants without account balances, as of the last Business Day of the preceding month, plus (ii) $194 multiplied by the excess, if any, of the number of active Participants of the Program without account balances as of the last Business Day of the preceding month over the number of such Participants as of December 31, 2002. This fee accrues daily and will be paid monthly.

Benefit payments under the Program generally are made by check. Within two Business Days before the check is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street. There is no separate fee charged for benefit payments; rather, State Street retains any earnings attributable to outstanding benefit checks, which has been taken into account in setting State Street’s fees under the Program. The program expense fee set forth above reflects a $300,000 reduction for earnings attributable to outstanding benefit checks.

The program expense fee payable to State Street is subject to reduction based on the amount of retirement plan assets held by State Street on behalf of law firm and law-related clients identified by State Street and ABRA that do not participate in the Program. For the year ended December 31, 2002, the amount of this reduction was $64,458.

The program expense fee payable to ABRA is based on the total assets in the Program (other than assets in Self-Managed Brokerage Accounts) at the following annual rates:

Value of Program Assets	Rate of ABRA Program Expense Fee
First $500 million	.075%
Next $850 million	.065
Next $1.15 billion	.035
Next $1.5 billion	.025
Over $4.0 billion	.015

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

Aggregate Value of Assets in Stable Asset Return, Intermediate Bond,

Balanced, Large-Cap Value Equity, Large-Cap Growth Equity,

Index Equity, Mid-Cap Value Equity, Mid-Cap Growth Equity, Small-Cap Equity,

and International Equity Funds

Rate
First $1.0 billion	.156%
Next $1.8 billion	.058
Over $2.8 billion	.025

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of a Participant are charged in accordance with the schedule of rates communicated from time to time to Participants with Self-Managed Brokerage Accounts.

Actuarial Services and Fees

State Street has retained a third-party actuarial firm to provide actuarial services for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Plan or other plan requiring actuarial services. The fees and expenses of the actuarial firm will be charged based on the amount of actuarial services provided by the firm. If this fee is not paid directly by the Employer, such fee will be deducted from the plan’s assets.

Investment Advisor Fee

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from the assets of the respective Funds.

Value of Assets in Large-Cap Value Equity Fund Allocated to Alliance Capital Management L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Mid-Cap Value Equity Fund Allocated to Ariel Capital Management	Rate
First $20 million	.75%
Over $20 million	.50

Value of Assets in Balanced Fund, Large-Cap Growth Equity Fund and Small-Cap Equity Fund Allocated to Capital Guardian Trust Company*	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

Value of Assets in Large-Cap Growth Equity Fund Allocated to Dresdner RCM Global Investors LLC	Rate
First $10 million	.70%
Next $10 million	.60
Next $20 million	.50
Next $20 million	.35
Next $40 million	.30
Over $100 million	.25

Value of Assets in International Equity Fund Allocated to JP Morgan Fleming Asset Management (London) Limited	Rate
First $50 million	.75%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Balanced Fund Allocated to Morgan Stanley Investment Management	Rate
First $25 million	.50%
Next $50 million	25
Next $775 million	.15
Over $850 million	.125

*	Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.

Value of Assets in Intermediate Bond Fund Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, L.P.	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Small-Cap Equity Fund Allocated to Sit Investment Associates, Inc.	Rate
First $10 million	1.00%
Next $10 million	.70
Over $20 million	.60

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. A fee in the amount of $20,225 for the registration of $250 million of units with the SEC was paid in March 2003 and will be an operational cost. These operational costs will be allocated to all of the Funds in the Program based on net asset value and will be accrued over the fiscal year ending December 31, 2003.

Fee Recipients

The following information with respect to estimated fees for 2003 is based on the approximate amount of assets of the Program on December 31, 2002, which was $2,898,000,000, and on the number of Participants for whom State Street was responsible for recordkeeping as of December 31, 2002, which was 47,335.

State Street, in its capacity as administrator of the Program and manager of the Funds, would receive fees of $12,551,000 on an annual basis (after fee discounts of $300,000 related to interest to be earned on outstanding benefits checks and $59,000 for law firm and law-related client assets not invested in the Program). ABRA would receive fees of $1,430,000 on an annual basis in its capacity as sponsor of the Program.

The following table summarizes the fees estimated to be payable to each Investment Advisor in 2003. The summary is based on the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2002 and reflects the respective allocations of assets invested in the portfolios of the Structured Portfolio Service to the Funds as of that date:

Advisor	Advisory Fees(1)
Alliance Capital L.P.(2)	$486,000
Ariel Capital Management	67,000
Capital Guardian Trust Company(3)	1,270,000
Dresdner RCM Global Investors LLC	720,000
JPMorgan Fleming Asset Management	293,000
Morgan Stanley Investment Management	382,000
Pacific Investment Management Company LLC	639,000
Philadelphia Investment Advisors	201,000
Sit Investment Associates, Inc.	716,000
Turner Investment Partners	52,000

(1)	Assumes that the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below and assumes that the replacement of the Investment Advisors to the International Equity Fund by JPMorgan Fleming Asset Management and Philadelphia Investment Advisors was effective January 1, 2003.
(2)	Acting through its Bernstein Investment Research and Management Unit.
(3)	After an applicable fee discount of $67,000.

The table above is based on the following approximate allocation of the Program’s assets among the Investment Options:

Fund	Allocation as of December 31, 2002 (in millions)(1)
Stable Asset Return Fund	$894
Intermediate Bond Fund	218
Balanced Fund	369
Large-Cap Value Equity Fund	204
Large-Cap Growth Equity Fund	673
Index Equity Fund	218
Mid-Cap Value Equity Fund	9
Mid-Cap Growth Equity Fund	8
Small-Cap Equity Fund	223
International Equity Fund	78

2,894

(1)	The table is based on approximate amount of assets of the Program on December 31, 2002, which totaled $2,898,000,000, and includes $4,000,000 allocated to the Equitable Real Estate Account. The table is based on the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2002.

The following table shows the amount of assets for which each Investment Advisor provided investment advice at December 31, 2002 based on the allocation of the assets of the Program as shown in the table above and assuming that the replacement of the Investment Advisors to the International Equity Fund by JPMorgan Fleming Asset Management and Philadelphia Investment Advisors was effective December 31, 2002.

Advisor	Approximate Assets as of December 31, 2002 (in millions)(1)
Alliance Capital L.P.(2)
Large-Cap Value Equity Fund	$157

Ariel Capital Management
Mid-Cap Value Equity Fund	9

Capital Guardian Trust Company
Balanced Fund	206
Large-Cap Growth Equity Fund	235
Small-Cap Equity Fund	112

Dresdner RCM Global Advisors
Large-Cap Growth Equity Fund	220

JPMorgan Fleming Asset Management
International Equity Fund	39

Morgan Stanley Investment Management
Balanced Fund	163

Pacific Investment Management Company LLC
Intermediate Bond Fund	218

Philadelphia Investment Advisors
International Equity Fund	39

Sit Investment Associates, Inc.
Small-Cap Equity Fund	111

Turner Investment Partners
Mid-Cap Growth Equity Fund	8

(1)	The table is based on approximate assets of the Program on December 31, 2002, which totaled $2,898,000,000 and included $4,000,000 allocated to the Equitable Real Estate Account.
(2)	Acting through its Bernstein Investment Research and Management Unit.

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

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

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

(b)    Holders.

Eligible employers which elect to participate in the Program may do so by adopting a master plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Employers which maintain individually designed plans may also participate in some of the aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s employer’s or plan trustee’s Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Plan, provided that in either case the employer has designed the Self-Managed Brokerage Account as an Investment Option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

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

Stable Asset Return Fund:†

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$1.49	$1.51	$1.66	$1.48	$1.24
Net expenses	(.17)	(.10)	(.10)	(.12)	(.14)

Net investment income	1.32	1.41	1.56	1.36	1.10
Distributions of net investment income	(1.32)	(1.41)	(1.56)	(1.36)	(.67)

Net increase in unit value	$—	$—	$—	$—	$.43
Net asset value at beginning of period	27.40	27.40	27.40	27.40	27.40

Net asset value at end of period	$27.40	$27.40	$27.40	$27.40	$27.83

Ratio of net expenses to average net assets	0.61%	0.37%	0.37%	0.45%	0.52%
Ratio of net investment income to average net assets	5.44%	5.50%	6.07%	5.39%	4.03%
Total return	5.59%	5.64%	6.27%	5.56%	4.12%
Net assets at end of period (in thousands)	$679,991	$709,516	$726,437	$797,860	$891,342

Intermediate Bond Fund:

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$1.12	$.78	$.86	$1.18	$.68
Net expenses*	(.06)	(.05)	(.05)	(.07)	(.11)

Net investment income	1.06	.73	.81	1.11	.57
Net realized and unrealized gain (loss) on investments	.02	(.92)	.68	.18	1.16

Net increase (decrease) in unit value	1.08	(.19)	1.49	1.29	1.73
Net asset value at beginning of period	11.91	12.99	12.80	14.29	15.58

Net asset value at end of period	$12.99	$12.80	$14.29	$15.58	$17.31

Ratio of net expenses to average net assets*	.52%	.37%	.36%	.46%	.68%
Ratio of net investment income to average net assets	8.50%	5.71%	6.07%	7.29%	3.47%
Portfolio turnover**	17%	22%	54%	19%	564%
Total return	9.07%	(1.46)%	11.64%	9.03%	11.10%
Net assets at end of period (in thousands)	$127,867	$131,083	$144,343	$176,425	$215,928

†	Since July 15, 2002 the Stable Asset Return Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be returned by the Fund. The units of the Stable Asset Return Fund were reverse split (27.4 for 1) effective July 15, 2002. The per unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.
*	For periods prior to July 1, 2002, net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which the Fund was invested prior to that date.
**	For periods prior to July 1, 2002, portfolio turnover reflects purchases and sales of shares of the registered investment company in which the Fund was then invested rather than the turnover of the underlying portfolio of such registered investment company.

Balanced Fund:

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$1.68	$1.82	$2.22	$2.07 *	$1.86
Net expenses	(.35)	(.34)	(.37)	(.44)	(.45)

Net investment income	1.33	1.48	1.85	1.63	1.41
Net realized and unrealized gain (loss) on investments	7.44	6.54	1.20	(.40)	(9.27)

Net increase (decrease) in unit value	8.77	8.02	3.05	1.23	(7.86)
Net asset value at beginning of period	44.42	53.19	61.21	64.26	65.49

Net asset value at end of period	$53.19	$61.21	$64.26	$65.49	$57.63

Ratio of net expenses to average net assets	.72%	.60%	.59%	.68%	.74%
Ratio of net investment income to average net assets	2.72%	2.57%	2.94%	2.52%	2.33%
Portfolio turnover	209%	229%	207%	232%	221%
Total return	19.74%	15.08%	4.98%	1.91%	(12.00)%
Net assets at end of period (in thousands)	$414,662	$460,328	$456,393	$458,157	$369,334

Large-Cap Value Equity Fund:

	Year ended December 31,
	1998	1999	2000		2001		2002
Investment income	$.47	$.51	$.50		$.49		$.48
Net expenses**	(.17)	(.17)	(.16)		(.18)		(.19)

Net investment income	.30	.34	.34		.31		.29
Net realized and unrealized gain (loss) on investments	3.12	1.64	.66		(.21)		(4.02)

Net increase (decrease) in unit value	3.42	1.98	1.00		.10		(3.73)
Net asset value at beginning of period	20.11	23.53	25.51		26.51		26.61

Net asset value at end of period	$23.53	$25.51	$26.51		$26.61		$22.88

Ratio of net expenses to average net assets**	.80%	.68%	.63%		.69%		.75%
Ratio of net investment income to average net assets	1.39%	1.36%	1.39%		1.15%		1.17%
Portfolio turnover	27%	27%	41	%***	33	%***	24	%***
Total return	17.01%	8.41%	3.92%		.38%		(14.02)%
Net assets at end of period (in thousands)	$150,783	$178,880	$187,422		$221,398		$204,457

*	Effective January 1, 2001, the Fund began amortizing premium/discount on all debt securities. Had the change in accounting policy not been adopted, the per unit investment income would have been $2.23 in 2001.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
***	With respect to the portion of the Fund’s assets invested in a collective investment fund in 2000, 2001 and 2002, portfolio turnover reflects purchases and sales of units of the collective investment fund in which the Fund was invested rather than the turnover of the underlying portfolio of such collective investment fund.

Large-Cap Growth Equity Fund:†

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$.43	$.47	$.46	$.40	$.40
Net expenses	(.30)	(.33)	(.39)	(.32)	(.27)

Net investment income	.13	.14	.07	.08	.13
Net realized and unrealized gain (loss) on investments	13.63	16.53	(10.19)	(10.84)	(12.41)

Net increase (decrease) in unit value	13.76	16.67	(10.12)	(10.76	(12.28)
Net asset value at beginning of period	35.98	49.74	66.41	56.29	45.53

Net asset value at end of period	$49.74	$66.41	$56.29	$45.53	$33.25

Ratio of net expenses to average net assets	.71%	.59%	.58%	.66%	.71%
Ratio of net investment income to average net assets	.32%	.26%	.11%	.17%	.37%
Portfolio turnover	46%	46%	49%	43%	55%
Total return	38.24%	33.51%	(15.24)%	(19.12)%	(26.97)%
Net assets at end of period (in thousands)	$1,297,827	$1,710,609	$1,384,350	$1,018,266	$673,079

Index Equity Fund:

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$.09	$.00 *	$.00 *	$.00 *	$.00 *
Net expenses**	(.14)	(.11)	(.12)	(.12)	(.12)

Net investment loss	(.05)	(.11)	(.12)	(.12)	(.12)
Net realized and unrealized gain (loss) on investments	5.15	6.16	(2.88)	(3.45)	(5.70)

Net increase (decrease) in unit value	5.10	6.05	(3.00)	(3.57)	(5.82)
Net asset value at beginning of period	22.05	27.15	33.20	30.20	26.63

Net asset value at end of period	$27.15	$33.20	$30.20	$26.63	$20.81

Ratio of net expenses to average net assets**	.57%	.37%	.37%	.45%	.51%
Ratio of net investment income (loss) to average net assets	(.20)%	(.37)%	(.37)%	(.44)%	(.50)%
Portfolio turnover***	94%	112%	217%	7%	9%
Total return	23.13%	22.28%	(9.04)%	(11.82)%	(21.85)%
Net assets at end of period (in thousands)	$210,324	$293,069	$284,965	$263,177	$219,622

†	The units of the Large-Cap Growth Equity Fund were split 10-for-1, effective February 2, 2001. The per unit data for all periods prior to February 2, 2001 have been restated to reflect the split.
*	Amounts less than .005 per unit are rounded to zero.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
***	Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund.

Mid-Cap Value Equity Fund:

For the period July 15, 2002† to December 31, 2002
Investment income	$.07
Net expenses	(.06)

Net investment income	.01
Net realized and unrealized loss on investments	(.23)

Net decrease in unit value	(.22)
Net asset value at beginning of period	10.00

Net asset value at end of period	$9.78

Ratio of net expenses to average net assets	.60%
Ratio of net investment loss to average net assets	.08%
Portfolio turnover	6%
Total return	(2.20)%
Net assets at end of period (in thousands)	$8,926%

†	Commencement of operations.

Mid-Cap Growth Equity Fund:

For the period July 15, 2002† to December 31, 2002
Investment income	$.02
Net expenses	(.06)

Net investment loss	(.04)
Net realized and unrealized loss on investments	(.59)

Net decrease in unit value	(.63)
Net asset value at beginning of period	12.00

Net asset value at end of period	$11.37

Ratio of net expenses to average net assets	.55%
Ratio of net investment loss to average net assets	(.34)%
Portfolio turnover	99%
Total return	(5.25)%
Net assets at end of period (in thousands)	$8,567

†	Commencement of operations.

Small-Cap Equity Fund:†

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$.35	$.40	$.68	$.45	$.41
Net expenses	(.46)	(.47)	(.72)	(.54)	(.47)

Net investment loss	(.11)	(.07)	(.04)	(.09)	(.06)
Net realized and unrealized gain (loss) on investments	2.99	31.32	(9.56)	(13.33)	(16.76)

Net increase (decrease) in unit value	2.88	31.25	(9.60)	(13.42)	(16.82)
Net asset value at beginning of period	48.59	51.47	82.72	73.12	59.70

Net asset value at end of period	$51.47	$82.72	$73.12	$59.70	$42.88

Ratio of net expenses to average net assets	.93%	.80%	.81%	.88%	.93%
Ratio of net investment loss to average net assets	(.21)%	(.11)%	(.04)%	(.15)%	(.11)%
Portfolio turnover	55%	59%	52%	48%	83%
Total return	5.93%	60.71%	(11.61)%	(18.35)%	(28.17)%
Net assets at end of period (in thousands)	$298,855	$432,008	$421,470	$331,258	$223,301

International Equity Fund:

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$.80	$1.52	$1.10	$.41	$.21
Net expenses*	(.08)	(.06)	(.11)	(.12)	(.10)

Net investment income	.72	1.46	.99	.29	.11
Net realized and unrealized gain (loss) on investments	(2.14)	5.74	(6.29)	(6.22)	(3.45)

Net increase (decrease) in unit value	2.86	7.20	(5.30)	(5.93)	(3.34)
Net asset value at beginning of period	18.21	21.07	28.27	22.97	17.04

Net asset value at end of period	$21.07	$28.27	$22.97	$17.04	$13.70

Ratio of net expenses to average net assets*††	.38%	.27%	.42%	.60%	.66%
Ratio of net investment income to average net assets	3.63%	6.47%	3.86%	1.51%	.72%
Portfolio turnover**	122%	199%	251%	201%	64%
Total return	15.71%	34.17%	(18.75)%	(25.82)%	(19.60)%
Net assets at end of period (in thousands)	$69,575	$106,193	$108,627	$89,001	$78,240

†	With the addition of the Mid-Cap Growth Fund effective July 15, 2002, the Small-Cap Equity Fund changed its investment strategy, removing medium capitalization companies from its portfolio and investing more exclusively in smaller capitalization companies.
††	Net expenses reflects a reduction in the Program Expense Fee payable to State Street and an administrative service credit from T. Rowe Price International. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .48%, .37%, .49%, .65% and .71%, respectively.
*	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which a portion of the Fund was then invested.
**	Portfolio turnover reflects purchases and sales of shares of the registered investment company in which the Fund was invested rather than turnover of the underlying portfolio of the registered investment company.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$—	$—	$—	$—	$—
Expenses†	(.01)	—	—	—	—

Net investment loss	(.01)	—	—	—	—
Net realized and unrealized gain (loss) on investments	1.73	1.37	.39	(.01)	(.44)

Net increase (decrease) in unit value	1.72	1.37	.39	(.01)	(.44)
Net asset value at beginning of period	12.97	14.69	16.06	16.45	16.44

Net asset value at end of period	$14.69	$16.06	$16.45	$16.44	$16.00

Ratio of expenses to average net assets†	.08%	—	—	—	—
Ratio of net investment loss to average net assets	(.08)%	—	—	—	—
Portfolio turnover*	57%	46%	30%	38%	40%
Total return	13.26%	9.33%	2.43%	(0.06)%	(2.68)%
Net assets at end of period (in thousands)	$22,731	$25,820	$30,258	$31,342	$34,365

Structured Portfolio Service—Moderate Portfolio**

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$—	$—	$—	$—	$—
Expenses†	(.01)	—	—	—	—

Net investment loss	(.01)	—	—	—	—
Net realized and unrealized gain (loss) on investments	2.43	2.37	(.41)	(1.04)	(1.62)

Net increase (decrease) in unit value	2.42	2.37	(.41)	(1.04)	(1.62)
Net asset value at beginning of period	13.93	16.35	18.72	18.31	17.27

Net asset value at end of period	$16.35	$18.72	$18.31	$17.27	$15.65

Ratio of expenses to average net assets†	.08%	—	—	—	—
Ratio of net investment loss to average net assets	(.08)%	—	—	—	—
Portfolio turnover*	31%	24%	29%	28%	31%
Total return	17.37%	14.50%	(2.19)%	(5.68)%	(9.38)%
Net assets at end of period (in thousands)	$84,346	$112,343	$120,387	$110,855	$112,021

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolios invest rather than the turnover of such underlying Funds.
**	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Moderate Portfolio of the Structured Portfolio Service were adjusted as of that date to include the new Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 11% to 9%, and allocations of 2% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.

Structured Portfolio Service—Aggressive Portfolio: †

	Year ended December 31,
	1998	1999	2000	2001	2002
Investment income	$—	$—	$—	$—	$—
Expenses††	(.01)	—	—	—	—

Net investment loss	(.01)	—	—	—	—
Net realized and unrealized gain (loss) on investments	3.02	3.96	(1.50)	(2.30)	(3.03)

Net increase (decrease) in unit value	3.01	3.96	(1.50)	(2.30)	(3.03)
Net asset value at beginning of period	14.91	17.92	21.88	20.38	18.08

Net asset value at end of period	$17.92	$21.88	$20.38	$18.08	$15.05

Ratio of expenses to average net assets††	.08%	—	—	—	—
Ratio of net investment loss to average net assets	(.08)%	—	—	—	—
Portfolio turnover*	26%	22%	25%	20%	29%
Total return	20.19%	22.09%	(6.86)%	(11.29)%	(16.76)%
Net assets at end of period (in thousands)	$66,845	$96,543	$104,778	$99,141	$84,328

†	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Aggressive Portfolio of the Structured Portfolio Service were adjusted as of that date to include the new Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 15% to 13%, and the allocation to the Small-Cap Equity Fund was reduced from 5% to 3% and allocations of 3% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.
††	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Stable Asset Return Fund

The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, banks or other financial institutions. The Stable Asset Return Fund also invests in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, variable and indexed notes and repurchase agreements.

For the year ended December 31, 2002, the Stable Asset Return Fund produced a total return, net of expenses, of 4.13%. By comparison, the return of the Money Fund Report Money Market Fund “Tier One” Average (the “Money Fund Report Average”) for the same period was 1.14%. The Fund’s strong performance relative to the Money Fund Report Average was primarily attributable to the Fund’s investment in investment contracts, which generally are of a somewhat longer term and currently have a higher yield than securities in which money market funds invest. A combination of the Ryan Labs Three Year GIC Index and the Money Fund Report Average, weighted 70%/30%, respectively, produced an investment record of 4.49% for 2002. The Fund’s under-performance relative to this benchmark was because the Fund generally had Short-Term Investment Products in excess of 30% of its portfolio and this portion of the portfolio had lower returns than the portion invested in investment contracts. The U.S. economy grew slowly in 2002, as the yield curve moved lower and steeper. Accompanying these historically low yields, spreads for investment contracts were approximately 15-20 basis points lower than the prior year.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the year ended December 31, 2002, the Intermediate Bond Fund experienced a total return, net of expenses, of 11.12%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 10.26% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses. The year 2002 was exceptionally volatile for fixed income securities. Generally, higher quality asset classes such as U.S. Treasuries and mortgage-backed securities outperformed riskier assets such as high yield bonds. The Fund’s underweight to U.S. Government Obligations relative to the benchmark hurt returns as U.S. Government Obligations and other higher quality assets outperformed riskier assets in 2002. Investments in mortgage-backed securities had a positive impact on performance as these securities outperformed U.S. Treasuries on a duration-adjusted basis. An underweight to corporate securities generally helped returns. Although spreads between Euro bonds and U.S. Treasuries narrowed during the fourth quarter, an allocation to obligations of developed non-U.S. nations was slightly negative for returns over the period since demand for U.S. Treasuries exceeded that for obligations of other developed nations.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2002, the Balanced Fund experienced a total return, net of expenses, of (11.99)%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (9.53)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses. Both the equity and fixed income portions of the Fund slightly under-performed their respective benchmarks for the year. Stock selection negatively impacted the performance of the equity portion of the Balanced Fund for the year. The Fund’s holdings in the utilities sector fell as the entire sector sold off during the second half of the year. The Fund’s overweight in the producer durables sector, specifically in semiconductor capital equipment holdings, negatively affected performance. The underperformance relative to the benchmark of the portion of the Fund invested in debt securities was due in part to the widening of the corporate bond yield spread and the decline in treasury yields.

Large-Cap Value Equity Fund

The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalization greater than $1 billion that State Street and the Fund’s Investment Advisor consider undervalued. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

For the year ended December 31, 2002, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (14.01)%. By comparison, the Russell 1000 Value Index produced an investment record of (15.52)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses. In 2002, value stocks outperformed growth stocks, and both large and small capitalization stocks suffered significant losses. The Fund outperformed the index because of the results of the actively managed portion of the Fund. The performance of the actively managed portion of the Fund was aided by selected holdings in thrifts and consumer-oriented banks, which provided most of the premium, and under-weighting of investment banks and brokerage houses, which performed poorly. Stock selection in producer durables and homebuilders also provided positive relative performance. On the negative side, an unsuccessful investment in WorldCom hurt the portfolio. The performance of the index portion of the Fund was consistent with the performance of the index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalization greater than $1 billion at the time of purchase. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33- 1/3%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the year ended December 31, 2002, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (26.97)%. By comparison, the Russell 1000 Growth Index produced an investment record of (27.89)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses. Large-cap growth stocks fared significantly worse than large-cap value stocks during the year. The Fund’s out-performance of the index was due mainly to the fact that a portion of the Fund was invested in a more style-neutral mix than growth. Stock selection negatively impacted the performance of the Fund for the year. The Fund’s holdings in the utilities sector fell as the entire sector sold off during the second half of the year. Industry strategy provided positive support for the Fund. Specifically, over-weightings in the food, beverage and tobacco sector and the pharmaceutical sector and under-weightings in the semiconductors and instruments sector and the media sector enhanced relative performance. Over-weighting in the information technology consulting and services sector and under-weighting in the health care equipment and supplies sector and the diversified financials sector detracted from performance. The performance of the index portion of the Fund was consistent with the performance of the index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2002, the Index Equity Fund experienced a total return, net of expenses, of (21.84)%. By comparison, the Russell 3000 Index produced an investment record of (21.54)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index or for fund expenses. The decline in the index was led by technology, utilities and capital goods stocks while finance, energy and transportation stocks fared better but still had negative returns for the year. The performance of the Fund was consistent with the performance of the index after taking into account expenses.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to be broadly diversified and emphasizes sectors and securities State Street and the Fund’s Investment Advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

The Mid-Cap Value Equity Fund commenced operations on July 15, 2002. For the period from commencement of operations through December 31, 2002, the Fund experienced a total return, net of expenses, of (2.16)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of (4.94)% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses. Value stocks out-performed growth stocks for the year but growth stocks out-performed value stocks since the Fund’s inception. The Fund’s investments in consumer discretionary stocks were some of the worst-performing, including its investment in Interpublic Group, an advertising agency holding company which continued to suffer through a challenging advertising environment, and in Toys R Us, which struggled from an expensive short-term credit market resulting from the problems of other retailers. On the other hand, Accenture Ltd., a management and information technology consulting firm, had a strong period due to strategic cost-cutting controls and a strong management team. Newspaper publisher Tribune Company had a solid five months due to an increase in expected fourth quarter earnings and a stable cost environment for newsprint.

Mid-Cap Growth Equity Fund

The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment that the Fund believes have strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

The Mid-Cap Growth Equity Fund commenced operations on July 15, 2002. For the period from commencement of operations through December 31, 2002, the Fund experienced a total return, net of expenses, of (5.26%). By comparison, the Russell Midcap Growth Index produced an investment record of (1.94%) for the same period. The Russell Midcap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses. Value stocks out-performed growth stocks for the year but growth stocks out-performed value stocks since the Fund’s inception. Since the Fund did not commence operations until the second half of the year, it missed the worst period of the year for mid-cap growth stocks. Specialty retailers and educational services were the best performing stocks for the Fund. The Fund’s technology exposure, particularly semi-conductor and communication holdings, were the biggest decliners as lack of capital spending and a weak economy continued to put pressure on earnings.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, ne product or service development or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the year ended December 31, 2002, the Small-Cap Equity Fund experienced a total return, net of expenses, of (28.17)%. By comparison, the Russell 2000 Index produced an investment record of (20.48)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index or for fund expenses. Both portions of the Fund had lower returns than the index. In one portion of the Fund, stock selection and sector selection negatively impacted the performance. At the beginning of 2002, this portion of the Fund was positioned for an improvement in the economy, as evidenced by its focus on certain media, hotel, restaurant and leisure companies which make up the consumer discretionary sector. These stocks were generally hurt when the economic recovery appeared more sluggish than expected. The overweight position and stock selection in producer durables, specifically semiconductor production equipment, were the biggest detractors to performance. The underweight position in the financial services sector also hurt performance as did stock selection in the materials and processing sector. The other portion of the Fund had poor stock selection in finance and technology. Elan Corporation was the security with the largest negative impact on this portion of the Fund and was sold in the middle of the year.

International Equity Fund

The International Equity Fund’s investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund intends to diversify investments broadly among countries of the Far East and Europe, as well as in South Africa, Australia, Canada and other areas. The International Equity Fund will seek to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

Throughout 2002, approximately one-half of the assets of the International Equity Fund were invested in a separate collective trust managed by State Street. The remainder of the International Equity Fund was invested in the T. Rowe Price International Stock Fund, an open-ended management investment company.

For the year ended December 31, 2002, the International Equity Fund experienced a total return, net of expenses, of (19.58)%. For the same period, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of (14.95)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses. Although the international markets suffered losses in 2002, the losses were not as deep as the broad domestic markets. The seperately managed portion of the Fund under-performed the index as a result of both industry strategy and stock selection. Within industry strategy, an overweight to the household and personal products sector and an underweight to the communications equipment sector helped performance, but were offset by overweights to the semiconductors and instruments sector and the telecommunication services sector and underweight to the utilities sector, which hurt performance. Additionally, stock selection was hurt by the pharmaceuticals, computers and peripherals and retailing sectors. Stock selection was positive in the semiconductors and instruments and the consumer durables and apparel sectors. The other portion of the Fund under-performed the index to a lesser extent. Factors that had a negative impact on this portion included under-weighting of Japanese and Australian issues while over-weighting those of France, Sweden and Brazil, under-weighting the utilities sector and over-weighting the technology sector, and stock selection in the industrials, health care and consumer staples sectors.

Structured Portfolio Service

The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive allocations. Funds in the Conservative Portfolio are allocated as follows: Stable Asset Returns Fund, 30%; Intermediate Bond Fund, 35%; Large-Cap Value Equity Fund,

7%; Large-Cap Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund 10%; Intermediate Bond Fund, 30%; Large-Cap Value Equity Fund, 9%; Large-Cap Growth Equity Fund, 9%; Index Equity Fund, 23%; Mid-Cap Value Equity Fund, 2%; Mid-Cap Growth Equity Fund, 2%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Large-Cap Value Equity Fund, 13%; Large-Cap Growth Equity Fund, 13%; Index Equity Fund, 30%; Mid-Cap Value Equity Fund, 3%; Mid-Cap Growth Equity Fund, 3%; Small-Cap Equity Fund, 3%; and International Equity Fund, 20%.

For the year ended December 31, 2002, the Structured Portfolio Service experienced a total return, net of expenses, of (2.68)% for the Conservative Portfolio, (9.38)% for the Moderate Portfolio and (16.76)% for the Aggressive Portfolio.

ITEM 7A.     Quantitative and Qualitative Disclosure About Market Risk

The Funds do not engage in investments in derivative instruments except as described under Item 1, “Business—Descriptions of Investment Options—Derivative Instruments.” For additional information, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8.     Financial Statements and Supplementary Data

See p. F-1

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

James S. Phalen.    Mr. Phalen, age 52, is the President and Chief Executive Officer of the Collective Trust, an Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet LLC, an affiliate of State Street. From June 1989 to August 1992, Mr. Phalen served as the President of Boston Financial Data Services, a subsidiary of State Street.

Beth M. Halberstadt.    Ms. Halberstadt, age 38, is the Vice President and Chief Financial Officer of the Collective Trust and a Vice President of State Street. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

Susan C. Daniels.    Ms. Daniels, age 45, is the Treasurer and Chief Accounting Officer of the Collective Trust and a Vice President of State Street. Prior to joining State Street in 1996, Ms. Daniels was Vice President of Internal Control and Compliance at First Data Investor Services Group. From March 1990 to November 1993, Ms. Daniels was Director of Internal Audit at Boston Financial Data Services, a subsidiary of State Street.

ITEM 11.     Executive Compensation.

The executive officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank and Trust Company, the trustee of the Collective Trust. For a description of fees received by State Street and others, see “Business—Deductions and Fees.”

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                     Matters.

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

ITEM 13.     Certain Relationships and Related Transactions.

See “Business—The Program” and “—Deductions and Fees” for information regarding certain relationships and transactions.

ITEM 14.     Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Collective Trust’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Collective Trust would be made known to them, particularly during the period in which this annual report on Form 10-K was being prepared.

(b) Changes in Internal Controls.

None.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports to Form 8-K.

ITEM 15(a).    The following documents are filed as part of this report:

1.    Financial Statements.

See page F-1 for an index to the Financial Statements included in this report.

2.    Financial Statement Schedules.

A Schedule of Investments for each of the Balanced Fund, the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund, the Mid-Cap Value Equity Fund, the Small-Cap Equity Fund and the Stable Asset Return Fund is included in Item 8 of this report.

ITEM 15(b).    Reports on Form 8-K:

None.

ITEM15(c).    Exhibits:

Exhibit No.	Description of Document
3.1

American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1

American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2

American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.3

American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.4

American Bar Association Members/State Street Collective Trust, Fourth Amended and Restated Fund Declaration for the Intermediate Bond Fund included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.5

American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Balanced Fund included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.6

American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.7

American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.8

American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Index Equity Fund included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.9

American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Small-Cap Equity Fund included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.10

American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11

American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.12

American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13

American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

4.1

American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Structured Portfolio Service, included in Exhibits No. 3.1 through 3.13 above.

10.1

Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2

Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3

Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.4

Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.5

American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6

American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1

Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.8

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.10

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.11

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

10.12

Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13

Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.14

Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.15

Investment Advisor Agreement dated July 31, 1995 by and between State Street Bank and Trust Company and Sanford Bernstein & Co. Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.16

Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

10.17

Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.18

Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc. included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.19

Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

99.1*	Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Beth W. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boston, Commonwealth of Massachusetts, on March 28, 2003.

AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

By:	/S/ JAMES S. PHALEN
Name: James S. Phalen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March     , 2003.

Signature	Title

/S/ JAMES S. PHALEN James S. Phalen	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/S/ BETH M. HALBERSTAT Beth M. Halberstadt	Vice President and Chief Financial Officer of the American Bar Association Members/State Street Collective Trust (Principal Financial Officer)

/S/ SUSAN C. DANIELS Susan C. Daniels	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

* Tenley E. Albright, M.D.	Director of State Street Bank and Trust Company

* I. MacAllister Booth	Director of State Street Bank and Trust Company

Truman S. Casner	Director of State Street Bank and Trust Company

* Nader F. Darehshori	Director of State Street Bank and Trust Company

* Arthur L. Goldstein	Director of State Street Bank and Trust Company

* David P. Gruber	Director of State Street Bank and Trust Company

* Linda A. Hill	Director of State Street Bank and Trust Company

* Charles R. LaMantia	Director of State Street Bank and Trust Company

Signature	Title

* Ronald E. Logue	Director of State Street Bank and Trust Company

* Dennis J. Picard	Director of State Street Bank and Trust Company

* Richard P. Sergel	Director of State Street Bank and Trust Company

* Ronald L. Skates	Director of State Street Bank and Trust Company

* David A Spina	Director of State Street Bank and Trust Company

* Gregory L. Summe	Director of State Street Bank and Trust Company

* Diana Chapman Walsh	Director of State Street Bank and Trust Company

* Robert E. Weissman	Director of State Street Bank and Trust Company

*By:	/S/ MAUREEN SCANNELL BATEMAN
Name: Maureen Scannell Bateman Attorney-In-Fact

*By:	/S/ RONALD E. LOGUE
Name: Ronald E. Logue Attorney-In-Fact

CERTIFICATIONS

I, James S. Phalen, certify that:

1.    I have reviewed this annual report on Form 10-K of the American Bar Association/State Street Collective Trust;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/S/ JAMES S. PHALEN
James S. Phalen
Chief Executive Officer

I, Beth M. Halberstadt, certify that:

1.    I have reviewed this annual report on Form 10-K of the American Bar Association/State Street Collective Trust;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/S/ BETH M. HALBERSTADT
Beth M. Halberstadt Chief Financial Officer

American Bar Association Members/State Street Collective Trust

Report of Independent Accountants

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund (formerly Growth Equity Fund), Large-Cap Value Equity Fund (formerly Value Equity Fund), Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund (formerly Aggressive Equity Fund), Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Trust”) at December 31, 2002, and the results of each of their operations, the changes in each of their net assets and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and the financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Trust’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2002 by correspondence with the custodian and brokers, provide a reasonable basis for our opinion.

March 21, 2003

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

December 31, 2002
ASSETS
Investments, at value (cost $446,418,339)	$417,050,191
Cash	111,863
Receivable for investments sold	39,900,661
Dividends and interest receivable	1,287,549
Tax reclaim receivable	3,392

Total assets	458,353,656

LIABILITIES
Payable for investments purchased	88,619,337
Payable for fund shares redeemed	14,398
Investment advisory fee payable	215,135
State Street Bank and Trust Company—program fee payable	101,193
Trustee, management and administration fees payable	28,649
American Bar Retirement Association—program fee payable	15,839
Other accruals	24,923

Total liabilities	89,019,474

Net assets (equivalent to $57.63 per unit based on 6,408,195 units outstanding)	$369,334,182

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Dividends (net of foreign tax expense of $26,473)	$3,012,869
Interest	9,565,859
Other income	19,391

Total investment income	12,598,119

Expenses
Investment advisory fee	932,316
State Street Bank and Trust Company—program fee	1,353,304
Trustee, management and administration fees	350,331
American Bar Retirement Association—program fee	196,934
Reports to unitholders	75,808
Legal and audit fees	98,972
Registration fees	14,741
Other fees	21,058

Total expenses	3,043,464

Net investment income	9,554,655

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(2,887,078)
Change in net unrealized depreciation	(62,177,064)

Net realized and unrealized loss on investments	(65,064,142)

Net decrease in net assets resulting from operations	$(55,509,487)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$11,514,402	$9,554,655
Net realized gain (loss) on investments	10,261,925	(2,887,078)
Net change in unrealized depreciation on investments	(13,526,632)	(62,177,064)

Net increase (decrease) in net assets resulting from operations	8,249,695	(55,509,487)

From unitholder transactions
Proceeds from units issued	31,049,747	18,011,725
Cost of units redeemed	(37,535,789)	(51,324,639)

Net decrease in net assets resulting from unitholder transactions	(6,486,042)	(33,312,914)

Net increase (decrease) in net assets	1,763,653	(88,822,401)
Net Assets
Beginning of year	456,392,930	458,156,583

End of year	$458,156,583	$369,334,182

Number of units
Outstanding—beginning of year	7,102,636	6,995,400
Sold	482,672	291,076
Redeemed	(589,908)	(878,281)

Outstanding—end of year	6,995,400	6,408,195

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$1.68	$1.82	$2.22	$2.07	$1.86
Net expenses*	(.35)	(.34)	(.37)	(.44)	(.45)

Net investment income	1.33	1.48	1.85	1.63	1.41
Net realized and unrealized gain (loss) on investments	7.44	6.54	1.20	(.40)	(9.27)

Net increase (decrease) in unit value	8.77	8.02	3.05	1.23	(7.86)
Net asset value at beginning of period	44.42	53.19	61.21	64.26	65.49

Net asset value at end of period	$53.19	$61.21	$64.26	$65.49	$57.63

Ratio of net expenses to average net assets	.72%	.60%	.59%	.68%	.74%
Ratio of net investment income to average net assets	2.72%	2.57%	2.94%	2.52%	2.33%
Portfolio turnover	209%	229%	207%	232%	221%
Total return	19.74%	15.08%	4.98%	1.91%	(12.00)%
Net assets at end of period (in thousands)	$414,662	$460,328	$456,393	$458,157	$369,334

*	Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

MORTGAGE SECURITIES—26.6%

GNMA I—2.8%
GNMA 6.50% 1/15/2032 TBA	3,500,000	$3,670,625
GNMA 7.00% 1/15/2031 TBA	3,000,000	3,178,125
GNMA 9.00% 12/15/2017	237,201	267,234
GNMA 9.50% 9/15/2017	183,024	205,764
GNMA 9.50% 12/15/2017	208,434	234,138
GNMA 9.50% 12/15/2017	201,204	226,016
GNMA 9.50% 12/15/2021	135,587	152,591
GNMA 10.00% 11/15/2016	33,269	38,096
GNMA 10.00% 3/15/2018	39,706	45,519
GNMA 10.00% 5/15/2019	588,586	674,723
GNMA 10.00% 6/15/2019	4,240	4,862
GNMA 10.00% 10/15/2019	4,496	5,156
GNMA 10.00% 12/15/2020	325,515	373,010
GNMA 10.00% 10/15/2021	25,093	28,771
GNMA 10.00% 7/15/2022	294,757	337,724
GNMA 10.00% 7/15/2022	174,600	200,145
GNMA 10.00% 2/15/2025	179,754	206,001
GNMA 10.50% 9/15/2015	11,787	13,620
GNMA 10.50% 9/15/2017	53,344	61,842
GNMA 10.50% 12/15/2017	69,316	80,279
GNMA 10.50% 5/15/2019	1,020	1,186
GNMA 10.50% 3/15/2020	4,419	5,140
GNMA 10.50% 8/15/2020	29,205	33,969
GNMA 11.00% 1/15/2010	3,802	4,351
GNMA 11.00% 7/15/2010	5,579	6,384
GNMA 11.00% 7/15/2010	25,637	29,336
GNMA 11.00% 8/15/2010	290	332
GNMA 11.00% 8/15/2010	4,515	5,167
GNMA 11.00% 9/15/2015	5,640	6,567
GNMA 11.00% 10/15/2015	9,553	11,124
GNMA 11.00% 8/15/2017	257,185	300,488
GNMA 11.00% 9/15/2017	66,653	77,304
GNMA 11.00% 2/15/2025	76,249	88,736

TOTAL GNMA I (cost $10,350,911)		10,574,325

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
GNMA II—0.5%
GNMA 1.00% 5/20/2025 (A)	170,082	$175,026
GNMA 1.00% 5/20/2025 (A)	50,156	51,649
GNMA 1.00% 10/20/2025 (A)	119,880	123,804
GNMA 1.00% 12/20/2027 (A)	42,346	43,699
GNMA 5.38% 1/20/2003 (A)	203,699	208,667
GNMA 5.38% 1/20/2003 (A)	102,165	104,656
GNMA 5.38% 1/20/2003 (A)	34,609	35,615
GNMA 5.38% 1/20/2003 (A)	147,089	151,363
GNMA 5.38% 1/20/2003 (A)	38,012	39,117
GNMA 5.75% 1/20/2003	99,559	102,544
GNMA 5.75% 7/20/2025 (A)	142,664	147,011
GNMA 5.75% 7/20/2025 (A)	440,323	452,871
GNMA 6.63% 1/20/2003 (A)	173,952	179,509
GNMA 6.63% 11/20/2027 (A)	183,670	189,538
GNMA 11.00% 12/15/2009	229	260

TOTAL GNMA II (cost $1,975,550)		2,005,329

FNMA—13.0%
FNMA 7.00% 1/15/2031 TBA	1,250,000	1,314,453
FNMA 6.00% 2/1/2031 TBA	3,500,000	3,603,907
FNMA 7.00% 2/15/2031 TBA	7,500,000	7,879,688
FNMA 6.63% 11/15/2030	625,000	733,224
FNMA 7.50% 9/1/2029	75,282	79,990
FNMA 7.50% 3/1/2030	346,097	367,574
FNMA 7.50% 5/1/2030	34,436	36,573
FNMA 7.50% 9/1/2030	258,646	274,695
FNMA 7.50% 9/1/2030	177,135	188,127
FNMA 7.50% 1/1/2031	497,171	528,022
FNMA 7.50% 2/1/2031	85,606	90,918
FNMA 7.50% 4/1/2031	274,938	291,913
FNMA 7.50% 5/1/2031	668,052	709,506
FNMA 7.50% 6/1/2031	162,645	172,738
FNMA 7.50% 6/1/2031	686,326	728,699
FNMA 7.50% 7/1/2031	19,759	21,084
FNMA 7.50% 7/1/2031	66,891	71,143
FNMA 7.50% 8/1/2031	35,793	38,003
FNMA 7.50% 8/1/2031	565,670	600,595
FNMA 7.50% 11/1/2031	1,405,786	1,493,020
FNMA 7.50% 2/1/2032	765,062	812,536

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
FNMA (Continued)

FNMA 7.50% 8/1/2032	780,219	$828,390
FNMA 8.00% 5/1/2029	95,426	102,959
FNMA 8.00% 5/1/2029	182,950	197,392
FNMA 8.00% 9/1/2029	50,574	54,566
FNMA 8.00% 11/1/2029	100,613	108,555
FNMA 8.00% 11/1/2029	88,311	95,282
FNMA 8.00% 12/1/2029	105,862	114,219
FNMA 8.00% 12/1/2029	106,184	114,566
FNMA 8.00% 2/1/2030	50,779	54,742
FNMA 8.00% 2/1/2030	13,606	14,680
FNMA 8.00% 2/1/2030	231,803	250,101
FNMA 8.00% 3/1/2030	90,376	97,429
FNMA 8.00% 3/1/2030	83,359	89,865
FNMA 8.00% 4/1/2030	379,218	408,814
FNMA 8.00% 4/1/2030	19,657	21,191
FNMA 8.00% 4/1/2030	17,064	18,396
FNMA 8.00% 4/1/2030	43,574	47,123
FNMA 8.00% 5/1/2030	33,238	35,832
FNMA 8.00% 6/1/2030	59,305	63,933
FNMA 8.00% 6/1/2030	175,130	188,797
FNMA 8.00% 8/1/2030	67,113	72,350
FNMA 8.00% 8/1/2030	45,732	49,301
FNMA 8.00% 8/1/2030	80,883	87,267
FNMA 8.00% 9/1/2030	330,415	356,202
FNMA 8.00% 10/1/2030	2,251,404	2,427,111
FNMA 8.00% 10/1/2030	353,630	381,228
FNMA 8.00% 10/1/2030	86,574	93,330
FNMA 8.00% 1/1/2031	205,692	221,117
FNMA 8.00% 2/1/2031	294,374	316,449
FNMA 8.00% 2/1/2031	8,326	8,976
FNMA 8.00% 3/1/2031	145,466	156,949
FNMA 8.00% 4/1/2031	171,895	186,197
FNMA 8.00% 4/1/2031	672,155	722,560
FNMA 8.00% 6/1/2031	86,040	92,755
FNMA 8.00% 8/1/2031	1,403,356	1,512,879
FNMA 8.00% 8/1/2031	70,111	75,368
FNMA 8.00% 8/1/2031	93,650	100,673
FNMA 8.00% 9/1/2031	352,604	380,122
FNMA 8.00% 9/1/2031	84,698	91,049
FNMA 8.00% 10/1/2031	1,779,067	1,912,482

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
FNMA (Continued)
FNMA 8.00% 10/1/2031	623,723	$670,497
FNMA 8.00% 10/1/2031	81,422	87,528
FNMA 8.00% 11/1/2031	629,269	678,379
FNMA 8.00% 3/1/2032	74,877	80,493
FNMA 8.00% 4/1/2032	611,583	659,860
FNMA 8.50% 9/25/2020	38,333	42,452
FNMA 8.50% 4/1/2030	2,624,763	2,821,939
FNMA 8.50% 7/1/2030	3,302,566	3,581,362
FNMA 8.50% 7/1/2030	291,450	313,116
FNMA 8.50% 7/1/2030	131,450	141,221
FNMA 8.50% 7/1/2030	83,382	89,581
FNMA 8.50% 8/1/2030	61,369	65,931
FNMA 8.50% 8/1/2030	45,145	48,501
FNMA 8.50% 8/1/2030	3,769	4,049
FNMA 8.50% 9/1/2030	40,593	43,611
FNMA 8.50% 9/1/2030	309,852	332,886
FNMA 8.50% 9/1/2030	7,059	7,584
FNMA 8.50% 10/1/2030	3,047,460	3,276,390
FNMA 8.50% 11/1/2030	402,713	432,965
FNMA 8.50% 12/1/2030	84,069	90,319
FNMA 8.50% 12/1/2030	32,324	34,726
FNMA 8.50% 1/1/2031	254,469	273,386
FNMA 8.50% 1/1/2031	11,654	12,520
FNMA 9.50% 4/1/2030	812,470	905,049
FNMA 10.00% 5/1/2022	34,294	38,927
FNMA 10.00% 5/1/2022	262,843	299,377
FNMA 10.00% 11/1/2024	317,893	362,079
FNMA 10.50% 10/1/2018	112,743	129,623
FNMA 11.00% 9/1/2019	160,117	184,794
FNMA 11.50% 11/1/2019	30,655	35,425

TOTAL FNMA (cost $46,778,129)		47,932,175

FHLMC—10.3%
Federal Home Loan Mortgage Corporation 4.75% 2/25/2042	566,345	567,506
Federal Home Loan Mortgage Corporation 8.00% 8/1/2030	107,690	115,488
Federal Home Loan Mortgage Corporation 8.00% 6/1/2031	344,694	369,653
Federal Home Loan Mortgage Corporation 7.50% 1/1/2031	683,929	727,963

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
FHLMC (Continued)
Federal Home Loan Mortgage Corporation 7.50% 5/1/2031	688,840	$732,786
Federal Home Loan Mortgage Corporation 7.50% 10/1/2031	584,102	621,162
Federal Home Loan Mortgage Corporation 7.50% 11/1/2031	388,057	412,678
Federal Home Loan Mortgage Corporation 7.50% 4/1/2032	320,112	340,416
Federal Home Loan Mortgage Corporation 7.50% 4/1/2032	1,209,533	1,286,251
Federal Home Loan PC 8.00% 11/1/2029	31,792	34,122
Federal Home Loan PC 8.00% 12/1/2030	180,180	193,227
Federal Home Loan PC 8.00% 12/1/2030	23,819	25,544
Federal Home Loan PC 8.00% 3/1/2031	459,771	492,884
Federal Home Loan PC 8.00% 5/1/2031	196,019	210,136
Federal Home Loan PC 8.00% 6/1/2031	303,430	325,401
Federal Home Loan PC 8.00% 7/1/2031	387,989	415,932
Federal Home Loan PC 8.50% 3/1/2030	118,259	126,619
Federal Home Loan PC 8.50% 8/1/2030	78,809	84,380
Federal Home Loan PC 8.50% 10/1/2030	249,718	267,372
Federal Home Loan PC 8.50% 10/1/2030	64,178	68,716
Federal Home Loan Mortgage Corporation 6.50% 2/1/2031 TBA	22,000,000	22,866,250
Federal Home Loan Mortgage Corporation 7.00% 2/1/2031 TBA	5,000,000	5,254,690
Federal Home Loan Mortgage Corporation 7.50% 1/1/2031 TBA	1,250,000	1,328,516
Federal Home Loan Mortgage Corporation 7.50% 12/1/2029	204,298	217,451
Federal Home Loan Mortgage Corporation 7.50% 7/1/2031	453,692	482,478
Federal Home Loan Mortgage Corporation 7.50% 6/1/2032	128,576	136,731
Federal Home Loan Mortgage PC 10.00% 5/15/2020	63,543	67,358
Federal Home Loan Mortgage PC 10.00% 6/15/2020	39,760	40,440
Federal Home Loan PC 9.50% 4/15/2020	39,445	40,474
Federal Home Loan Mortgage Corp. 10.50% 2/1/2021	25,914	28,931
Federal Home Loan Mortgage Pc 10.50% 4/1/2016	34,913	39,794
Federal Home Loan Mortgage Corp. 10.00% 9/1/2017	80,963	90,890
Federal Home Loan Mortgage Corp. 10.50% 12/1/2020	56,007	64,440
Federal Home Loan Mortgage Corp. 11.00% 9/1/2020	23,724	27,579
Federal Home Loan Mortgage PC 10.00% 11/1/2020	59,654	67,815

TOTAL FHLMC (cost $37,987,559)		38,172,073

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

ASSET BACKED SECURITIES—5.5%

Automobile ABS—3.7%
Associates Automobile Receivables Trust 7.30% 1/15/2004	502,275	$508,276
BMW Vehicle Owner Trust 2.83% 12/25/2004	853,961	858,161
Capital Auto Receivables Asset 2.89% 4/15/2004	1,136,829	1,141,940
Chase Manhattan Auto Owner Trust 2.44% 6/15/2004	428,238	428,777
Chase Manhattan Auto Owner Trust 2.63% 10/15/2004	741,448	743,759
Chase Manhattan Auto Owner Trust 2.70% 1/18/2005	1,200,000	1,206,038
Daimler Chrysler Auto Trust 2.90% 12/6/2004	1,465,072	1,473,543
Daimler Chrysler Auto Trust 6.11% 11/8/2004	895,044	908,805
Ford Credit Auto Owner Trust 2.97% 6/15/2004	945,492	949,728
Harley Davidson Motorcycle Trust 1.91% 4/15/2007	743,696	745,390
Honda Auto Receivables 2002 2 2.91% 9/15/2004	1,200,000	1,206,801
Honda Auto Receivables Owner Trust 2.76% 2/18/2004	341,768	342,307
Honda Auto Receivables Owner Trust 6.62% 7/15/2004	331,614	335,869
MMCA Automobile Trust 7.00% 6/15/2004	175,314	176,343
Nissan Auto Receivables 3.07% 8/16/2004	900,000	905,152
Nissan Auto Receivables Owner Trust 4.80% 2/15/2007	525,000	550,922
Whole Auto Loan Trust 1.88% 6/15/2005	900,000	902,067

		13,383,878

Credit Card ABS—0.9%
Chase Credit Card Master Trust 5.50% 11/17/2008	870,000	944,930
Citibank Credit Card Issuance Trust 7.45% 9/17/2007	525,000	572,984
MBNA Master Credit Card Trust 6.90% 1/15/2008	505,000	560,578
MBNA Master Credit Card Trust II 7.35% 7/16/2007	855,000	945,111
MBNA Master Credit Card Trust II 7.80% 10/15/2012	375,000	440,773

		3,464,376

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

CONSUMER, CYCLICAL—0.4%

Airlines—0.4%
America West Airls Incorporated 7.10% 4/2/2021	695,906	$718,300
Continental Airlines Inc. 6.55% 8/2/2020	201,790	175,105
Southwest Airlines Company 5.50% 11/1/2006	190,000	200,713
US Airways Pass Through Trust 8.11% 2/20/2017	293,328	302,447

		1,396,565

FINANCIAL—0.2%

Diversified Financial Services—0.2%
Prudential Holdings Llc 8.70% 12/18/2023	585,000	676,904

INDUSTRIAL—0.3%

Advertising—0.3%
Systems 2001 AT LLC 6.66% 9/15/2013	1,085,978	1,170,357

TOTAL ASSET-BACKED SECURITIES (cost $19,503,190)		20,092,080

GOVERNMENT—0.8%

Sovereign—0.8%
United Mexican States Note 8.00% 9/24/2022	465,000	481,275
United Mexican States Note 8.30% 8/15/2031	215,000	226,825
United States Treasury Note 8.13% 8/15/2019	1,700,000	2,367,915

TOTAL GOVERNMENT (cost $2,980,173)		3,076,015

CORPORATE BONDS—8.5%

BASIC MATERIALS—0.3%

Forest Products & Paper—0.2%
International Paper Company 5.85% 10/30/2012	165,000	172,762
Meadwestvaco Corporation 6.85% 4/1/2012	180,000	199,733
Sappi Papier Hldg Ag 6.75% 6/15/2012	105,000	115,080
Weyerhaeuser Company 6.75% 3/15/2012	300,000	327,101

		814,676

Mining—0.0%
Inco Limited 7.75% 5/15/2012	120,000	133,676

		948,352

COMMUNICATIONS—0.7%

Media—0.4%
Clear Channel Communications 7.65% 9/15/2010	370,000	419,155
Cox Communications Incorporated 7.13% 10/1/2012	260,000	288,791
News America Holdings Incorporated 7.75% 1/20/2024	55,000	55,054
News America Holdings Incorporated 7.75% 2/1/2024	170,000	170,160
News America Holdings Incorporated 8.88% 4/26/2023	320,000	355,062
TCI Communications Incorporated 7.88% 2/15/2026	255,000	258,647

		1,546,869

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
COMMUNICATIONS (Continued)

Telecommunication—0.3%
Alltel Corporation 7.00% 7/1/2012	115,000	$132,533
British Telecommunications PLC 8.63% 12/15/2030	90,000	114,741
GTE Corporation 6.94% 4/15/2028	705,000	739,724
Verizon Global Funding Corporation 7.75% 12/1/2030	75,000	87,341

		1,074,339

		2,621,208

CONSUMER, CYCLICAL—1.5%

Airlines—0.1%
Continental Airlines Inc. 6.65% 3/15/2019	434,572	379,670

Auto Manufacturers—0.4%
DaimlerChrysler NA Holding Corp 6.40% 5/15/2006	450,000	485,082
Delphi Automotive Systems Corporation 7.13% 5/1/2029	100,000	96,930
Ford Motor Company 6.63% 10/1/2028	1,165,000	928,892

		1,510,904

Home Builders—0.1%
Centex Corporation 7.88% 2/1/2011	175,000	197,166

Lodging—0.3%
Hyatt Equities L L C 6.88% 6/15/2007	235,000	234,057
Marriott International 7.00% 1/15/2008	295,000	330,922
Marriott International Incorporated 8.13% 4/1/2005	440,000	478,755

		1,043,734

Retail Trade—0.6%
CVS Corporation 5.63% 3/15/2006	755,000	810,839
Federated Department Stores Inc. 6.90% 4/1/2029	190,000	197,767
Federated Department Stores Inc. 7.00% 2/15/2028	200,000	210,488
Lowe’s Companies 6.88% 2/15/2028	395,000	439,997
May Department Stores Company 6.70% 9/15/2028	335,000	341,287
May Department Stores Company 7.88% 3/1/2030	150,000	175,229

		2,175,607

Textile—0.0%
Mohawk Inds Incorporated 7.20% 4/15/2012	125,000	140,456

		5,447,537

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

CONSUMER, NON-CYCLICAL—0.8%

Agriculture—0.1%
Monsanto Company New 7.38% 8/15/2012	265,000	$285,695

Beverages—0.0%
Pepsiamericas Incorporated 3.88% 9/12/2007	105,000	106,807

Commercial Services—0.1%
Hertz Corporation 7.63% 6/1/2012	390,000	372,268

Food—0.4%
Albertson’s Incorporated 7.45% 8/1/2029	50,000	55,221
Albertson’s Incorporated 7.50% 2/15/2011	200,000	230,103
Kroger Company 6.80% 4/1/2011	165,000	180,866
Kroger Company 7.63% 9/15/2006	160,000	179,200
Kroger Company 7.70% 6/1/2029	390,000	445,947
Safeway Incorporated 5.80% 8/15/2012	250,000	261,600

		1,352,937

Healthcare-Services—0.2%
AETNA INC. 7.88% 3/1/2011	440,000	494,395
Wellpoint Health Networks Incorporated 6.38% 6/15/2006	265,000	289,090

		783,485

		2,901,192

ENERGY—0.1%

Oil & Gas—0.1%
Conoco Incorporated 6.95% 4/15/2029	305,000	345,682
Consolidated Natural Gas Company 6.25% 11/1/2011	205,000	221,860

		567,542

FINANCIAL—4.2%

Banks—0.3%
Banc One Corp. 7.63% 10/15/2026	85,000	102,512
Banc One Corp. 8.00% 4/29/2027	80,000	100,442
Bank One Corporation 6.00% 2/17/2009	90,000	98,199
Chase Manhattan Corp. 6.00% 2/15/2009	345,000	363,415
Citicorp 6.38% 11/15/2008	430,000	481,172

		1,145,740

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

FINANCIAL(Continued)

Diversified Financial Services—1.8%
AIG SunAmerica Global Financing VI 6.30% 5/10/2011	760,000	$837,689
American General Finance Corporation 5.88% 7/14/2006	480,000	516,698
Boeing Capital Corporation 5.80% 1/15/2013	105,000	106,345
Boeing Capital Corporation 6.10% 3/1/2011	110,000	114,061
Citigroup Incorporated 5.63% 8/27/2012	240,000	252,356
Citigroup Incorporated 6.00% 2/21/2012	90,000	98,766
Farmers Exchange Capital 7.05% 7/15/2028 ***	335,000	219,273
General Electric Capital Corporation Medium Term Note 6.75% 3/15/2032	600,000	663,354
General Motors Acceptance Corp. 6.88% 9/15/2011	415,000	413,863
General Motors Acceptance Corp. 8.00% 11/1/2031	500,000	502,723
Goldman Sachs Group Incorporated 6.88% 1/15/2011	725,000	809,274
MBNA America Bank 6.50% 6/20/2006	385,000	407,358
Pemex Project Funding Master Trust 144A 8.63% 2/1/2022	145,000	152,975
Prime Property Funding II 7.00% 8/15/2004 ***	495,000	529,282
Prudential Holdings Llc 7.25% 12/18/2023	930,000	1,061,165

		6,685,182

Insurance—1.4%
Anthem Insurance Co. Inc. 9.00% 4/15/2027 ***	465,000	560,959
AXA Financial Incorporated 6.50% 4/1/2008	240,000	256,776
Cigna Corporation 7.00% 1/15/2011	180,000	186,373
Farmers Insurance Exch 8.63% 5/1/2024 ***	625,000	468,278
Florida Windstorm Underwriting Association 7.13% 2/25/2019 ***	490,000	559,024
Hartford Financial Services Group 7.75% 6/15/2005	310,000	343,343
Hartford Life Inc. 7.65% 6/15/2027	350,000	400,134
John Hancock Global Funding II 7.90% 7/2/2010	555,000	651,070
Metropolitan Life Insurance Company 7.45% 11/1/2023 ***	500,000	525,073
Metropolitan Life Insurance Company 7.80% 11/1/2025 ***	250,000	279,109
Nationwide Mutual Insurance Company 7.50% 2/15/2024 ***	750,000	750,030
Nationwide Mutual Insurance Company 8.25% 12/1/2031	100,000	105,135

		5,085,304

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

FINANCIAL (Continued)

Real Estate—0.4%
EOP Operating LP 7.25% 6/15/2028	150,000	$151,913
EOP Operating LP 7.50% 4/19/2029	280,000	291,840
World Financial Properties 6.91% 9/1/2013	1,047,466	1,117,143

		1,560,896

REITS—0.2%
Simon Property Group L P 6.35% 8/28/2012	145,000	151,215
Simon Property Group LP 6.38% 11/15/2007	335,000	362,362
Vornado Reality Trust 5.63% 6/15/2007	185,000	188,504

		702,081

Savings & Loans—0.1%
Washington Mutual Bank Chatsworth 5.50% 1/15/2013	180,000	183,510

		15,362,713

INDUSTRIAL—0.5%

Aerospace/Defense—0.3%
Lockheed Martin Corporation 7.75% 5/1/2026	285,000	346,323
Raytheon Company 8.30% 3/1/2010	140,000	166,410
United Technologies Corporation 6.10% 5/15/2012	395,000	441,650

		954,383

Building Materials—0.0%
Masco Corporation 6.50% 8/15/2032	110,000	113,077

Miscellaneous Manufacturing—0.2%
Cooper Inds Incorporated 5.25% 7/1/2007	270,000	281,705
Honeywell International Incorporated 6.13% 11/1/2011	485,000	526,731

		808,436

		1,875,896

UTILITIES—0.5%

Electric—0.4%
Cincinnati Gas & Electric Company 5.70% 9/15/2012	140,000	143,507
Constellation Energy Group Incorporated 7.60% 4/1/2032	240,000	245,306
Detroit Edison Company 6.13% 10/1/2010	95,000	104,638
Exelon Corporation 6.75% 5/1/2011	120,000	131,353
Florida Power & Light Company 4.85% 2/1/2013	65,000	66,400
Niagara Mohawk Power Corporation 7.38% 7/1/2003	775,000	793,155

		1,484,359

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

UTILITIES (Continued)
Gas—0.1%
Ras Laffan Liquefied Natural Gas 8.29% 3/15/2014 ***	255,000	$276,497

		1,760,856

TOTAL CORPORATE BONDS (cost $29,821,962)		31,485,296

	Shares

COMMON STOCK—53.6%

BASIC MATERIALS—1.2%

Chemicals—1.0%
Air Products & Chemicals Inc.	38,900	1,662,975
Dow Chemical Company	16,682	495,455
Du Pont (E.I.) de Nemours & Co	20,700	877,680
Nova Chemicals Corporation	32,400	592,920

		3,629,030

Mining—0.2%
Newmont Mining Corporation	22,300	647,369

		4,276,399

COMMUNICATIONS—9.9%

Advertising—0.1%
Interpublic Group Cos. Inc.	25,300	356,225

Internet—2.2%
Amazon. Com Inc. *	95,700	1,807,773
Checkfree Corporation *	76,300	1,220,876
eBay Inc. *	33,600	2,278,752
Macromedia Inc.	48,400	515,460
Thomson Corporation	14,800	395,604
TMP Worldwide Inc. *	81,300	919,503
Verisign Inc. *	129,900	1,041,798

		8,179,766

Media—3.0%
AOL Time Warner Inc.	201,500	2,639,650
Cablevision Systems Corp.—NY Group *	189,505	3,172,314
Comcast Corporation New	8,700	205,059
Cox Communications Inc.	51,700	1,468,280
Entercom Communications Corp.	4,600	215,832
Liberty Media Corporation	220,064	1,967,372
Radio One Incorporated *	10,500	151,515
Vivendi Universal SA ADR	17,900	287,653
Walt Disney Co.	61,300	999,803

		11,107,478

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMUNICATIONS (Continued)

Telecommunication—4.6%
Amdocs Limited	44,000	$432,080
AT&T Corporation	56,140	1,465,815
Cisco Systems Inc. *	260,900	3,417,790
General Motors Corp. Class H *	49,300	527,510
JDS Uniphase Corporation *	210,000	518,700
Polycom Inc. *	85,700	815,864
Qualcomm Inc. *	74,100	2,696,499
Sprint Corp-FON Group	328,500	4,756,680
Sprint Corp-PCS Group *	520,600	2,280,228

		16,911,166

		36,554,635

CONSUMER, CYCLICAL—3.4%

Auto Manufacturers—0.2%
Navistar International Corp.	25,900	629,629

Leisure Time—1.3%
Carnival Corp.	58,700	1,464,565
Sabre Holdings Corp.	41,000	742,510
USA Networks Inc. *	106,300	2,436,396

		4,643,471

Retail Trade—1.8%
Autonation Inc *	72,200	906,832
Lowe’s Companies	96,900	3,633,750
McDonalds Corporation	12,600	202,608
Radioshack Corporation	27,800	520,972
Wal-Mart Stores Incorporated	21,000	1,060,710
Williams Sonoma Inc. *	17,500	475,125

		6,799,997

Toys/Games/Hobbies—0.1%
Hasbro Inc.	41,900	483,945

		12,557,042

CONSUMER, NON-CYCLICAL—11.3%

Agriculture—0.4%
Philip Morris Companies Inc.	40,000	1,621,200

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Shares	Value

CONSUMER, NON-CYCLICAL (Continued)
Beverages—0.6%
Anheuser-Busch Companies Inc.	22,100	$1,069,640
PepsiCo Inc.	25,900	1,093,498

		2,163,138

Biotechnology—0.1%
Millennium Pharmaceuticals *	35,700	283,458

Commercial Services—0.8%
Concord EFS Inc. *	81,300	1,279,662
Quintiles Transnational Corp. *	59,400	718,740
Robert Half International Inc. *	51,400	828,054

		2,826,456

Cosmetics/Personal Care—0.2%
Estee Lauder Companies Inc.	29,900	789,360

Food—0.5%
Campbell Soup Company	61,900	1,452,793
Delaware Monte Foods Co.	7,369	56,741
H.J. Heinz Co.	16,500	542,355

		2,051,889

Healthcare-Products—1.2%
Becton Dickinson & Co.	44,300	1,359,567
Guidant Corp. *	48,456	1,494,868
Medtronic Inc.	33,500	1,527,600

		4,382,035

Healthcare-Services—0.2%
Lincare Holdings Inc.	23,600	746,231

Pharmaceuticals—7.3%
Allergan Inc.	84,800	4,886,176
AstraZeneca Plc ADR	190,253	6,675,978
Eli Lilly & Co.	22,200	1,409,700
Forest Laboratories Inc. *	60,000	5,893,200
Pfizer Inc.	261,800	8,003,226

		26,868,280

		41,732,047

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Shares	Value

ENERGY—5.0%

Oil & Gas—2.8%
BJ Services Co. *	23,400	$756,054
Exxon Mobil Corp. *	105,566	3,688,476
Royal Dutch Petroleum Co. ADR	53,700	2,363,874
Transocean Sedco Forex Inc. *	24,000	556,800
Unocal Corp.	99,700	3,048,826

		10,414,030

Oil & Gas Services—1.5%
Baker Hughes Incorporated	90,840	2,924,140
Schlumberger Ltd. ADR	26,646	1,121,530
Weatherford Intl Ltd	34,500	1,377,585

		5,423,255

Pipelines—0.7%
El Paso Corporation	105,000	730,800
Kinder Morgan Inc.	44	1,860
Kinder Morgan Management LLC	46,641	1,473,389
Williams Cos Incorporated	193,300	521,910

		2,727,959

		18,565,244

FINANCIAL—10.0%
Banks—2.4%
Bank of America Corporation	8,437	586,962
Bank One Corporation	206,100	7,532,955
Wells Fargo & Company	15,976	748,795

		8,868,712

Diversified Financial Services—3.5%
AmeriCredit Corp. *	38,400	297,215
Citigroup Incorporated	20,329	715,378
Federal National Mortgage Association	16,800	1,080,744
Goldman Sachs Group Incorporated	9,600	653,760
Household Finance Corporation	26,700	742,527
JP Morgan Chase & Co.	138,600	3,326,400
SLM Corporation	58,360	6,061,270

		12,877,294

Insurance—2.3%
Berkshire Hathaway Inc. *	38	2,764,500
Cincinnati Financial Corporation	14,900	559,495
Hartford Financial Services Group	17,700	804,111
PMI Group Inc.	43,000	1,291,720
XL Capital Limited	39,600	3,059,100

		8,478,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Shares	Value
FINANCIAL (Continued)
Savings & Loans—1.8%
Golden West Financial Corp.	2,000	$143,620
Washington Mutual Incorporated	187,636	6,479,071

		6,622,691

		36,847,623

INDUSTRIAL—5.3%

Aircraft—0.8%
United Technologies Corporation	45,700	2,830,658

Building Materials—0.3%
American Standard Companies	17,300	1,230,722

Electronics—1.4%
Agilent Technologies Incorporated *	127,732	2,294,067
Applied Biosystems Group—Applera Corp. *	163,700	2,871,298

		5,165,365

Engineering & Construction—0.9%
Emerson Electric Company	23,700	1,205,145
Fluor Corporation *	73,200	2,049,600

		3,254,745

Machinery-Diversified—0.1%
Dover Corporation	18,500	539,460

Manufacturing—1.7%
General Electric Co.	149,100	3,630,585
Illinois Tool Works Incorporated	16,900	1,096,134
Ingersoll Rand Company Limited	20,400	878,424
Tyco International Ltd	32,100	548,268

		6,153,411

Transportation—0.1%
Canadian National Railway Co.	8,500	353,260

		19,527,621

TECHNOLOGY—6.8%

Computers—0.8%
Cadence Design Systems Inc. *	35,600	419,724
Hewlett-Packard Co.	42,756	742,244
International Business Machines Corp.	12,700	984,250
Seagate Technology	13,400	143,782
Veritas Software Co. *	48,600	759,132

		3,049,132

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Shares	Value
TECHNOLOGY (Continued)
Semiconductors—5.1%
Altera Corp. *	166,300	$2,052,142
Applied Materials Inc. *	392,800	5,118,184
Applied Micro Circuits Corp. *	158,300	584,127
ASM Lithography Holdings NV * ADR	92,400	772,464
Broadcom Corp. *	35,100	528,606
Credence Systems Corp. *	23,000	214,590
Intel Corp.	43,800	681,966
KLA-Tencor Corp. *	98,100	3,469,797
Lam Research Corp. *	30,400	328,320
Linear Technology Corp.	30,000	771,600
Novellus Systems Inc. *	18,300	513,864
PMC—Sierra Inc. *	114,800	638,288
Teradyne Inc. *	117,400	1,527,374
Xilinx Inc.	79,600	1,639,760

		18,841,082

Software—0.9%
Microsoft Corp. *	61,000	3,153,700

		25,043,914

UTILITIES—0.8%

Electric—0.8%
AES Corp. *	369,700	1,116,494
Duke Energy Corp.	32,000	625,280
Nisource Incorporated	38,000	760,000
Pinnacle West Capital Corporation	14,300	487,487

		2,989,261

TOTAL COMMON STOCK (cost $230,550,451)		198,093,786

PREFERRED STOCK—0.2%

FINANCIAL—0.2%

Diversified Financial Services—0.2%
Home Ownership Funding Corp. *** (cost $1,254,307)	1,250	774,401

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2002

	Units	Value
COMMON STOCK UNIT—0.2%

CONSUMER, CYCLICAL—0.2%

Lodging—0.2%
Starwood Hotels & Resorts Worldwide Inc. (cost $1,059,858)	29,000	$688,462

TOTAL DEBT AND EQUITY INVESTMENT SECURITIES (cost $382,262,090)		352,893,942

	Units
SHORT TERM INVESTMENTS—17.4%
State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund**	64,156,249	64,156,249

TOTAL INVESTMENTS—112.9% (cost $446,418,339)		417,050,191
Liabilities in excess of other assets—(12.9)%		(47,716,009)

NET ASSETS—100.0%		$369,334,182

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
***	Security is exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at December 31, 2002 were $5,419,696 and $4,941,926, respectively.
(A)	Variable rate security. The rate shown reflects that currently in effect.
ADR	An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.
TBA	All or a portion of these securities have been purchased on a delayed delivery basis (See Note 2F).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2002

ASSETS
Investments, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $319,521,454 and units 32,691,501)	$217,790,777
Receivable for fund units sold	1,926,018

Total assets	219,716,795

LIABILITIES
State Street Bank and Trust Company—program fee payable	55,666
Trustee, management and administration fees payable	15,870
American Bar Retirement Association—program fee payable	8,787
Other accruals	14,423

Total liabilities	94,746

Net assets (equivalent to $20.81 per unit based on 10,551,355 units outstanding)	$219,622,049

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Securities lending income from underlying fund	$39,206

Expenses
State Street Bank and Trust Company—program fee	785,599
Trustee, management and administration fees	203,440
American Bar Retirement Association—program fee	114,374
Legal and audit fees	57,473
Reports to unitholders	44,022
Registration fees	8,560
Other fees	12,228

Total expenses	1,225,696

Net investment loss	(1,186,490)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(9,822,107)
Change in net unrealized depreciation on investments	(49,410,156)

Net realized and unrealized loss on investments	(59,232,263)

Net decrease in net assets resulting from operations	$(60,418,753)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment loss	$(1,162,645)	$(1,186,490)
Net realized loss on investments	(3,758,383)	(9,822,107)
Net change in unrealized depreciation on investments	(29,226,768)	(49,410,156)

Net decrease in net assets resulting from operations	(34,147,796)	(60,418,753)

From unitholder transactions
Proceeds from units sold	23,187,464	33,733,396
Cost of units redeemed	(10,827,842)	(16,869,818)

Net increase in net assets resulting from unitholder transactions	12,359,622	16,863,578

Net decrease in net assets	(21,788,174)	(43,555,175)
Net assets
Beginning of year	284,965,398	263,177,224

End of year	$263,177,224	$219,622,049

Number of units
Outstanding—beginning of year	9,434,744	9,881,870
Sold	852,480	1,426,171
Redeemed	(405,354)	(756,686)

Outstanding—end of year	9,881,870	10,551,355

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$.09	$.00 **	$.00 **	$.00 **	$.00 **
Net expenses*†	(.14)	(.11)	(.12)	(.12)	(.12)

Net investment loss	(.05)	(.11)	(.12)	(.12)	(.12)
Net realized and unrealized gain (loss) on investments	5.15	6.16	(2.88)	(3.45)	(5.70)

Net increase (decrease) in unit value	5.10	6.05	(3.00)	(3.57)	(5.82)
Net asset value at beginning of period	22.05	27.15	33.20	30.20	26.63

Net asset value at end of period	$27.15	$33.20	$30.20	$26.63	$20.81

Ratio of net expenses to average net assets	.57%	.37%	.37%	.45%	.51%
Ratio of net investment loss to average net assets†	(.20)%	(.37)%	(.37)%	(.44)%	(.50)%
Portfolio turnover***	94%	112%	217%	7%	9%
Total return	23.13%	22.28%	(9.04)%	(11.82)%	(21.85)%
Net assets at end of period (in thousands)	$210,324	$293,069	$284,965	$263,177	$219,622

*	Calculations prepared using the monthly average number of units outstanding during the period.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the fund in which the Fund invests.
**	Amounts less than .005 per unit are rounded to zero.
***	Reflects purchases and sales of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

December 31, 2002

ASSETS
Investment, at value (cost $302,132,156)	$306,613,628
Foreign currency, at value ($30,074)	30,708
Receivable for investments sold	34,811,902
Receivable for foreign currency sold	13,582,051
Receivable for fund shares sold	336,158
Interest receivable	1,989,290

Total assets	357,363,737

LIABILITIES
Payable for investments purchased	117,947,327
Payable due to custodian	6,150,112
Payable for foreign currency purchased	14,200,892
Options written, at value (premiums received 213,541)(footnote 2)	270,275
Redemptions payable	2,662,837
Investment advisory fee payable	105,092
State Street Bank and Trust Company—program fee payable	59,188
Trustee, management and administration fees payable	16,488
American Bar Retirement Association—program fee payable	9,127
Other accruals	14,216

Total liabilities	141,435,554

Net assets (equivalent to $17.31 per unit based on 12,473,074 units outstanding)	$215,928,183

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Dividends	$4,271,714
Interest	3,745,296
Other income	29,130

Total investment income	8,046,140

Expenses
State Street Bank and Trust Company—program fee	645,812
Investment advisory fee	303,455
Trustee, management and administration fees	167,046
American Bar Retirement Association—program fee	93,580
Reports to unitholders	36,339
Legal and audit fees	47,443
Registration fees	7,067
Other fees	10,094

Total expenses	1,310,836

Net investment income	6,735,304

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Investments	14,612,535
Foreign currency	(321,928)

14,290,607

Change in net unrealized appreciation (depreciation) on:
Investments	404,493
Written options	(56,734)
Forwards	(618,841)
Foreign currency	56,834

(214,248)

Net realized and unrealized gain on investments	14,076,359

Net increase in net assets resulting from operations	$20,811,663

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$11,933,775	$6,735,304
Net realized gain on investments	884,785	14,290,607
Net change in unrealized appreciation (depreciation) on investments	1,008,258	(214,248)

Net increase in net assets resulting from operations	13,826,818	20,811,663

From unitholder transactions
Proceeds from units issued	31,559,803	42,528,059
Cost of units redeemed	(13,304,648)	(23,836,793)

Net increase in net assets resulting from unitholder transactions	18,255,155	18,691,266

Net increase in net assets	32,081,973	39,502,929
Net Assets
Beginning of year	144,343,281	176,425,254

End of year	$176,425,254	$215,928,183

Number of units
Outstanding—beginning of year	10,100,741	11,324,956
Sold	2,111,906	2,598,839
Redeemed	(887,691)	(1,450,721)

Outstanding—end of year	11,324,956	12,473,074

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$1.12	$.78	$.86	$1.18	$.68
Net expenses *†	(.06)	(.05)	(.05)	(.07)	(.11)

Net investment income	1.06	.73	.81	1.11	.57
Net realized and unrealized gain (loss) on investments	.02	(.92)	.68	.18	1.16

Net increase (decrease) in unit value	1.08	(.19)	1.49	1.29	1.73
Net asset value at beginning of period	11.91	12.99	12.80	14.29	15.58

Net asset value at end of period	$12.99	$12.80	$14.29	$15.58	$17.31

Ratio of net expenses to average net assets†	.52%	.37%	.36%	.46%	.68%
Ratio of net investment income to average net assets	8.50%	5.71%	6.07%	7.29%	3.47%
Portfolio turnover**	17%	22%	54%	19%	564%
Total return	9.07%	(1.46)%	11.64%	9.03%	11.10%
Net assets at end of period (in thousands)	$127,867	$131,083	$144,343	$176,425	$215,928

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Prior to July 1, 2002, portfolio turnover reflected purchases and sales of shares of the registered investment company in which the Fund was then invested rather then the turnover of the underlying portfolios of such registered investment company.
†	For periods prior to July 1, 2002, net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which the Fund was then invested.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value

GNMA I—38.8%
GNMA 6.50% 3/15/2029	119,167	$125,228
GNMA 6.50% 6/15/2029	433,039	455,064
GNMA 6.50% 8/15/2029	23,874	25,088
GNMA 6.50% 4/15/2031	24,305	25,527
GNMA 6.50% 6/15/2031	564,579	592,965
GNMA 6.50% 8/15/2031	343,731	361,014
GNMA 6.50% 8/15/2031	932,164	979,031
GNMA 6.50% 9/15/2031	166,712	175,094
GNMA 6.50% 9/15/2031	144,563	151,831
GNMA 6.50% 9/15/2031	120,630	126,696
GNMA 6.50% 10/15/2031	938,616	985,807
GNMA 6.50% 10/15/2031	192,261	202,006
GNMA 6.50% 11/15/2031	1,665,508	1,749,247
GNMA 6.50% 12/15/2031	454,622	477,480
GNMA 6.50% 12/15/2031	300,458	315,565
GNMA 6.50% 12/15/2031	2,328,459	2,445,530
GNMA 6.50% 12/15/2031	539,057	566,160
GNMA 6.50% 1/15/2032	48,761	51,213
GNMA 6.50% 1/15/2032	663,077	696,426
GNMA 6.50% 2/15/2032	11,269	11,836
GNMA 6.50% 3/15/2032	469,068	492,659
GNMA 6.50% 4/15/2032	734,068	770,987
GNMA 6.50% 4/15/2032	139,653	146,677
GNMA 6.50% 5/15/2032	151,706	159,336
GNMA 6.50% 5/15/2032	270,320	281,386
GNMA 6.50% 7/15/2032	105,761	110,086
GNMA 6.50% 7/15/2032	23,680	24,871
GNMA 7.00% 8/15/2031	2,305,911	2,444,491
GNMA 7.00% 1/15/2032	1,267,201	1,343,420
GNMA 6.50% 12/15/2018 TBA	24,000,000	25,170,000
GNMA 7.00% 12/15/2018 TBA	40,000,000	42,375,000

		83,837,721

GNMA II—3.9%
GNMA II TBA Jan 30 Jumbos 6.50% 12/20/2018 TBA	8,000,000	8,390,000

FNMA—6.8%
FNMA 5.50% 7/25/2029	3,481,832	3,540,449
FNMA 5.50% 12/31/2018 TBA	8,000,000	8,287,504
FNMA Guaranteed 6.00% 12/31/2031	1,835,000	1,913,467
FNMA 2.16% 4/1/2032	973,870	1,002,158

		14,743,578

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
CMO—6.0%
Bear Stearns Arm Trust 5.44% 10/25/2032	1,814,002	$1,849,288
Bear Stearns Arm Trust 5.68% 1/25/2033	2,000,000	2,030,626
Credit Suisse First Boston Mortgage 5.30% 5/25/2032	748,097	762,591
Countrywide Home Loans Incorporated 5.53% 1/19/2003	908,417	922,446
GE Capital Mortgage Services Incorporated 6.50% 5/25/2029	1,900,000	1,966,360
Merrill Lynch Mortgage Invs Incorporated 6.16% 12/25/2031	1,175,799	1,199,544
Salomon Brothers Mortgage Secs VII Incorporated 1.92% 1/27/2003	1,386,971	1,386,971
Washington Mutual Mortgage Secs Corporation 5.46% 8/30/2032	1,000,000	1,018,144
Wells Fargo Mortgage Backed Secs 5.22% 12/25/2002	1,673,815	1,727,630

		12,863,600

OTHER MORTGAGES—0.6%
American Airls 1988 A Grantor 10.21% 1/1/2010	1,921,000	1,273,930

GOVERNMENT AND AGENCIES—23.6%
Austria Rep of 5.00% 7/15/2012	5,000,000	5,446,945
Federal National Mortgage Association 5.43% 4/4/2006	2,000,000	2,018,782
Federal National Mortgage Association 6.50% 1/25/2043	1,100,000	1,153,625
Germany (Federal Republic) 5.25% 7/4/2010	200,000	226,624
United States Treasury Inflation Indexed Bonds 3.38% 1/15/2007	2,286,560	2,476,274
United States Treasury Inflation Indexed Bonds 3.50% 1/15/2011	4,891,478	5,369,160
United States Treasury Inflation Indexed Bonds 3.63% 1/15/2008	3,363,600	3,690,501
United States Treasury Inflation Indexed Bonds 3.63% 4/15/2028	839,940	982,861
United States Treasury Inflation Indexed Bonds 3.88% 4/15/2029	550,920	673,672
United States Treasury Note/Bond 6.50% 2/15/2010	3,550,000	4,243,358
United States Treasury Note/Bond 7.50% 11/15/2016	18,300,000	23,931,532
United States Treasury Note/Bond 10.63% 8/15/2015	500,000	807,324

		51,020,658

MUNICIPALS—1.3%
Du Page County Illinois 5.00% 1/1/2031	1,000,000	1,003,560
Massachusetts St Water Resources Authority 5.00% 8/1/2032	1,000,000	1,009,330
New York St Dormitory Authority Revenues 5.00% 3/15/2027	800,000	804,664

		2,817,554

CORPORATE BONDS—21.2%
AOL Time Warner Inc. 7.63% 4/15/2031	500,000	513,892
AOL Time Warner Incorporated 6.88% 5/1/2012	500,000	528,052
AT&T Corporation 8.00% 11/15/2031	2,250,000	2,480,024
British Telecom Plc 2.71% 3/17/2003	2,000,000	2,012,526
Bundesrepublik Deutschland 5.25% 1/4/2011	9,500,000	10,757,665
Deutsche Telekom International Finance BV 8.25% 6/15/2003	750,000	866,363
El Paso Corporation 7.00% 5/15/2011	1,000,000	680,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2002

	Principal Amount	Value
CORPORATE BONDS (Continued)

El Paso Energy Corporation Medium Term Note 7.75% 1/15/2032	2,900,000	$1,798,000
Ford Motor Company 2.25% 1/27/2003	500,000	485,276
Ford Motor Company 7.45% 7/16/2031	1,500,000	1,304,803
Ford Motor Credit Company 1.60% 3/17/2003	2,000,000	1,997,052
Ford Motor Credit Medium Term Note 1.92% 3/21/2003	2,000,000	1,988,314
France Telecom Sa 9.00% 3/1/2031	3,000,000	3,652,002
General Electric Capital Corporation Medium Term Note 5.45% 1/15/2013	1,500,000	1,558,104
General Motors Acceptance Corp. 8.00% 11/1/2031	3,000,000	3,016,335
General Mtrs Acceptance Corporation Medium Term Note 1.91% 2/18/2003	2,000,000	1,994,637
National Rural Utilities Cooperative Finance 7.38% 2/10/2003	2,000,000	2,009,792
Pseg Power Llc 6.95% 6/1/2012	2,000,000	2,030,670
Qwest Corporation 8.88% 3/15/2012	2,100,000	2,037,000
Sprint Capital Corporation 8.38% 3/15/2012	1,500,000	1,492,500
Sprint Capital Corporation 8.75% 3/15/2032	1,500,000	1,425,000
Williams Cos Incorporated 7.50% 1/15/2031	250,000	156,250
Williams Cos Incorporated 7.63% 7/15/2019	1,500,000	945,000

		45,729,257

TOTAL LONG-TERM INVESTMENT SECURITIES (cost $216,194,826)		220,676,298

	Units
SHORT TERM INVESTMENTS—39.8%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund* (cost $85,937,330)	85,937,329	85,937,330

TOTAL INVESTMENTS—142.0% (cost $302,132,156)		306,613,628
Liabilities in excess of other assets—(42.0)%		(90,685,445)

NET ASSETS—100.0%		$215,928,183

*	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

December 31,
2002
ASSETS
Investments, at value (cost $87,281,924)	$77,904,849
Foreign currency, at value (cost $681,406)	699,310
Receivable for investments sold	49,752
Receivable for foreign currency sold	54,488
Receivable for fund shares sold	103,864
Dividends receivable	38,438
Tax reclaims receivable	45,556

Total assets	78,896,257

LIABILITIES
Payable for foreign currency purchased	53,955
Payable due to custodian	370,450
Payable for investments purchased	156,173
Tax withholding payable	4,342
Investment advisory fee payable	39,358
State Street Bank and Trust Company—program fee payable	17,816
Trustee, management and administration fees payable	5,936
American Bar Retirement Association—program fee payable	3,295
Other accruals	5,196

Total liabilities	656,521

Net assets (equivalent to $13.70 per unit based on 5,710,177 units outstanding)	$78,239,736

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Dividends (net of tax expense of $73,331)	$1,131,882
Interest	19,923
Other income	206

Total investment income	1,152,011

Expenses
State Street Bank and Trust Company—program fee	276,207
Investment advisory fee	162,020
Trustee, management and administration fees	71,507
American Bar Retirement Association—program fee	40,176
Reports to unitholders	15,499
Legal and audit fees	20,234
Registration fees	3,014
Other fees	4,305

Total expenses	592,962

Fee reimbursements:
Investment management fee	(43,584)

Net expenses	549,378

Net investment income	602,633

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency
Net realized loss:
Investments	(15,212,873)
Foreign currency	(125,319)

(15,338,192)

Change in net unrealized appreciation (depreciation):
Investments	(3,275,118)
Foreign currency	29,147

(3,245,971)

Net realized and unrealized loss on investments	(18,584,163)

Net decrease in net assets resulting from operations	$(17,981,530)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$1,456,980	$602,633
Net realized loss on investments	(28,215,755)	(15,338,192)
Net change in unrealized depreciation on investments	(1,620,626)	(3,245,971)

Net decrease in net assets resulting	(28,379,401)	(17,981,530)

From unitholder transactions
Proceeds from units issued	231,319,759	50,933,909
Cost of units redeemed	(222,566,751)	(43,713,361)

Net increase in net assets resulting from unitholder transactions	8,753,008	7,220,548

Net decrease in net assets	(19,626,393)	(10,760,982)
Net Assets
Beginning of year	108,627,111	89,000,718

End of year	$89,000,718	$78,239,736

Number of units
Outstanding—beginning of year	4,729,562	5,223,849
Sold	11,670,513	3,389,988
Redeemed	(11,176,226)	(2,903,660)

Outstanding—end of year	5,223,849	5,710,177

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$.80	$1.52	$1.10	$.41	$.21
Net expenses† *	(.08)	(.06)	(.11)	(.12)	(.10)

Net investment income	.72	1.46	.99	.29	.11
Net realized and unrealized gain (loss) on investments	2.14	5.74	(6.29)	(6.22)	(3.45)

Net increase (decrease) in unit value	2.86	7.20	(5.30)	(5.93)	(3.34)
Net asset value at beginning of period	18.21	21.07	28.27	22.97	17.04

Net asset value at end of period	$21.07	$28.27	$22.97	$17.04	$13.70

Ratio of net expenses to average net assets†	.38%	.27%	.42%	.60%	.66%
Ratio of net investment income to average net assets	3.63%	6.47%	3.86%	1.51%	.72%
Portfolio turnover **	122%	199%	251%	201%	64%
Total return	15.71%	34.17%	(18.75)%	(25.82)%	(19.60)%
Net assets at end of period (in thousands)	$69,575	$106,193	$108,627	$89,001	$78,240

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of shares of the registered investment company in which a portion of the Fund was invested rather than the turnover of the underlying portfolio of the registered investment company.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which the Fund was then invested.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK—47.0%

Australia—2.4%
Amcor Limited	80,000	$382,220
Broken Hill Proprietary Company, Limited	86,675	495,080
Fosters Brewing Group	76,475	193,663
News Corporation, Limited	48,275	311,874
Westpac Banking Corporation	66,900	517,660

		1,900,497

Canada—0.7%
Encana Corp	8,875	274,053
Loblaw Companies Ltd.	9,260	313,669

		587,722

Finland—1.2%
Enso Oy	31,000	326,722
Nokia AB *	26,525	421,424
Nokia Corp. ADR	11,000	170,500

		918,646

France—5.0%
AXA	29,125	390,650
Bnp Paribas	14,225	579,256
Essilor International	8,700	358,105
Loreal	6,775	515,463
Rhone Poulenc SA	5,950	323,220
Sanofi Synthelabo	10,350	632,248
TOTAL SA	7,650	1,091,869

		3,890,811

Germany—2.6%
Adidas AG	6,075	524,321
Altana AG	9,750	444,780
Bayerische Motoren Werke AG	12,300	373,039
Deutsche Boerse Ag	7,150	286,131
Schering AG	9,850	428,166

		2,056,437

Greece—0.3%
Opap Org of Football Progno	19,440	204,683

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

Hong Kong—1.6%
Cathay Pacific Airways Limited	280,000	$382,379
China Telecom	175,500	418,578
Cnooc Ltd.	350,000	457,777

		1,258,734

Israel—0.8%
Teva Pharmaceutical Industries Limited ADR	17,350	669,883

Italy—1.9%
Alleanza Assicurazioni SpA	36,400	275,607
ENI	52,500	834,109
Telecom Italia SpA	45,775	347,070

		1,456,786

Japan—9.7%
Bridgestone Corporation	37,000	457,982
Credit Saison Company	18,500	315,447
DDI Corporation	118	382,536
Fuji Photo Film Company, Limited	24,000	782,081
Honda Motor Company	9,000	332,688
Kyocera Corporation	5,800	337,471
Mabuchi Motor	3,700	340,216
Marui Company	47,000	459,869
Minebea Company	73,000	253,865
Nippon Unipac Holdings	87	377,273
Nomura Securities	23,000	258,353
Orix Corporporation	5,600	360,728
Ricoh Company	30,000	491,832
Shin Etsu Chemical Company	10,800	353,755
Shiseido Company, Limited	30,000	389,778
SMC Corporation	3,500	328,309
Sony Corporation	14,700	613,944
Tokyo Broadcasting	31,000	389,458
Toppan Printing Company	45,000	338,372

		7,563,957

Korea—1.3%
Kt Corp ADR	16,425	353,959
Samsung Electronics Company, Limited ADR	2,200	582,437
Samsung Electronics Ltd. ADR	870	116,145

		1,052,541

Netherlands—2.0%
Gucci Group NV	3,125	286,590
Ing Groep NV	21,750	368,141
Kon Kpn NV	45,650	296,813
Unilever NV	9,550	586,383

		1,537,927

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

Portugal—0.4%
Portugal Telecom	42,500	$291,932

Singapore—0.5%
DBS Group Holdings Limited	56,000	355,115

Spain—1.8%
Autopistas Concesionaria Espanola SA	35,000	396,409
Banco Popular Esp	11,100	453,633
Inditex	13,800	325,766
Telefonica SA *	29,575	264,560

		1,440,368

Switzerland—3.4%
Adecco Sa	10,300	403,630
Nestle SA	3,150	667,305
Novartis AG	23,375	852,627
UBS AG	15,625	759,164

		2,682,726

United Kingdom—11.4%
Bass PLC	30,000	242,391
BP Amoco	133,150	915,082
British Sky Broadcast	44,400	456,641
Diageo PLC	38,675	420,170
Dixons Group	131,275	306,366
ED&F Man Group	23,475	335,135
GlaxoSmithKline PLC *	39,025	748,704
HBOS	32,800	345,785
HSBC Holdings PLC	80,100	885,042
Rank Group	116,475	499,598
Reckitt & Colman	42,050	815,538
Reed International	42,425	363,266
Royal Bank of Scotland Group Plc	26,575	636,454
Shell Transport & Trading Company PLC	66,025	434,633
Tesco PLC	126,200	394,051
Unichem PLC	31,750	228,424
Vodafone Group PLC	382,925	697,980
Vodafone Group PLC ADR	8,600	155,832

		8,881,092

TOTAL COMMON STOCK (cost $39,233,899)		36,749,857

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value

PREFERRED STOCK—0.2%

Germany—0.2%
Porsche Ag (cost $182,887)	400	$166,114

RIGHTS—0.0%

Spain—0.0%
Acesa Infraestructuras Sa (cost $0)	35,000	20,187

	Shares

REGISTERED INVESTMENT COMPANY—52.4%
T. Rowe Price International Funds—International Stock Fund (cost $47,864,229)	4,613,489	40,967,782

TOTAL EQUITY INVESTMENT SECURITIES (cost $87,281,015)		77,903,940

	Units
SHORT TERM INVESTMENTS—0.0%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $909)	909	909

TOTAL INVESTMENTS—(cost $87,281,924)—99.6%		77,904,849
Other assets less liabilities—0.4%		334,887

NET ASSETS—100.0%		$78,239,736

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
ADR	An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

December 31, 2002
ASSETS
Investments, at value (cost $756,220,705)	$673,492,364
Receivable for investments sold	375,000
Receivable for foreign currency sold	957
Receivable for fund shares sold	927,167
Dividends and interest receivable	600,953
Tax reclaim receivable	13

Total assets	675,396,454

LIABILITIES
Payable due to custodian	127,543
Payable for foreign currency purchased	957
Payable for investments purchased	1,011,029
Payable for fund units redeemed	510,920
Tax withholding payable	1,907
Investment advisory fee payable	349,105
State Street Bank and Trust Company—program fee payable	186,098
Trustee, management and administration fees payable	53,174
American Bar Retirement Association—program fee payable	29,984
Other accruals	46,603

Total liabilities	2,317,320

Net assets (equivalent to $33.25 per unit based on 20,241,073 units outstanding)	$673,079,134

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Dividends (net of foreign tax expense of $50,062)	$8,396,460
Interest	194,766
Other income	48,620

Total investment income	8,639,846

Expenses
Investment advisory fee	1,596,788
State Street Bank and Trust Company—program fee	2,693,229
Trustee, management and administration fees	697,354
American Bar Retirement Association—program fee	393,113
Reports to unitholders	150,442
Legal and audit fees	196,410
Registration fees	29,253
Other fees	41,789

Total expenses	5,798,378

Net investment income	2,841,468

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss:
Investments	(153,819,684)
Foreign currency	(27)
Future contracts	(643,462)

(154,463,173)

Change in net unrealized depreciation:
Investments	(118,204,533)
Future contracts	(18,559)

(118,223,092)

Net realized and unrealized loss on investments	(272,686,265)

Net decrease in net assets resulting from operations	$(269,844,797)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$1,870,058	$2,841,468
Net realized loss on investments	(69,458,088)	(154,463,173)
Net change in unrealized depreciation on investments	(195,263,476)	(118,223,092)

Net decrease in net assets resulting from operations	(262,851,506)	(269,844,797)

From unitholder transactions
Proceeds from units issued	30,203,462	198,450,425
Cost of units redeemed	(133,435,778)	(273,792,214)

Net decrease in net assets resulting from unitholder transactions	(103,232,316)	(75,341,789)

Net decrease in net assets	(366,083,822)	(345,186,586)

Net Assets
Beginning of year	1,384,349,542	1,018,265,720

End of year	$1,018,265,720	$673,079,134

Number of units
Outstanding—beginning of year	24,594,014	22,363,376
Sold	498,540	6,427,480
Redeemed	(2,729,178)	(8,549,783)

Outstanding—end of year	22,363,376	20,241,073

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$.43	$.47	$.46	$.40	$.40
Net expenses*	(.30)	(.33)	(.39)	(.32)	(.27)

Net investment income	.13	.14	.07	.08	.13
Net realized and unrealized gain (loss) on investments	13.63	16.53	(10.19)	(10.84)	(12.41)

Net increase (decrease) in unit value	13.76	16.67	(10.12)	(10.76)	(12.28)
Net asset value at beginning of period	35.98	49.74	66.41	56.29	45.53

Net asset value at end of period	$49.74	$66.41	$56.29	$45.53	$33.25

Ratio of net expenses to average net assets	.71%	.59%	.58%	.66%	.71%
Ratio of net investment income to average net assets	.32%	.26%	.11%	.17%	.35%
Portfolio turnover	46%	46%	49%	43%	55%
Total return	38.24%	33.51%	(15.24)%	(19.12)%	(26.97)%
Net assets at end of period (in thousands)	$1,297,827	$1,710,609	$1,384,350	$1,018,266	$673,079

*	Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK—67.1%

BASIC MATERIALS—0.7%

Chemicals—0.6%
Air Products & Chemicals Inc.	48,000	$2,052,000
Du Pont (E.I.) de Nemours & Co.	24,300	1,030,320
Nova Chemicals Corporation	40,100	733,830

		3,816,150

Mining—0.1%
Newmont Mining Corporation	25,800	748,974

		4,565,124

COMMUNICATIONS—8.3%

Advertising—0.1%
Interpublic Group Cos. Inc.	31,200	439,296

Internet—1.5%
Amazon. Com Inc. *	121,500	2,295,135
Checkfree Corporation *	102,200	1,635,302
eBay Inc. *	39,400	2,672,108
Macromedia Inc. *	56,400	600,660
Thomson Corporation	17,900	478,467
TMP Worldwide Inc. *	99,100	1,120,821
Verisign Inc. *	149,000	1,194,980

		9,997,473

Media—2.2%
AOL Time Warner Inc.	243,600	3,191,160
Cablevision Systems Corp.—NY Group *	234,269	3,921,663
Comcast Corporation New	10,077	237,515
Cox Communications Inc.	55,600	1,579,040
Entercom Communications Corp.	4,700	220,524
Liberty Media Corporation	252,512	2,257,457
Radio One Incorporated *	12,900	186,147
Viacom Inc. Class B *	54,000	2,201,040
Vivendi Universal SA ADR	21,600	347,112
Walt Disney Co.	74,700	1,218,357

		15,360,015

Telecommunication—4.5%
Amdocs Limited	53,000	520,460
AT&T Corporation	65,380	1,707,072
Cisco Systems Inc. *	643,200	8,425,920
General Motors Corp. Class H *	56,000	599,200
JDS Uniphase Corporation *	197,000	486,590

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Nokia Corp.	42,000	$651,000
Polycom Inc. *	104,700	996,744
Qualcomm Inc. *	159,500	5,804,205
Sprint Corp-FON Group	389,000	5,632,720
Sprint Corp-PCS Group *	626,300	2,743,194
Vodafone Group PLC mark ADR	136,000	2,464,320

		30,031,425

		55,828,209

CONSUMER, CYCLICAL—5.2%

Apparel—0.1%
Nike Incorporated	16,100	715,967

Auto Manufacturers—0.1%
Navistar International Corp.	32,700	794,937

Leisure Time—0.8%
Carnival Corp.	58,500	1,459,575
Sabre Holdings Corp.	46,500	842,115
USA Networks Inc. *	121,200	2,777,904

		5,079,594

Lodging—0.1%
Starwood Hotels & Resorts Worldwide Inc.	35,000	830,900

Retail Trade—3.9%
Costco Wholesale Corporation *	40,000	1,122,400
Home Depot Incorporated	107,500	2,575,700
Kohls Corporation *	17,500	979,125
Lowe’s Companies	139,300	5,223,750
McDonalds Corporation	12,000	192,960
Radioshack Corporation	34,500	646,530
Starbucks Corp. *	98,000	1,997,240
Wal-Mart Stores Incorporated	191,100	9,652,461
Walgreen Co.	115,500	3,371,445
Williams Sonoma Inc. *	21,000	570,150

		26,331,761

Toys/Games/Hobbies—0.2%
Hasbro Inc.	44,950	519,173
Mattel Inc.	51,900	993,885

		1,513,058

		35,266,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
CONSUMER, NON-CYCLICAL—22.8%

Agriculture—0.3%
Philip Morris Companies Inc.	49,500	$2,006,235

Beverages—2.9%
Anheuser-Busch Companies Inc.	168,200	8,140,880
Coca-Cola Co.	66,000	2,892,120
PepsiCo Inc.	199,500	8,422,890

		19,455,890

Biotechnology—1.1%
Amgen Inc. *	100,000	4,834,000
Genetech Incorporated *	34,700	1,150,652
Idec Pharmaceuticals Corp. *	21,900	726,423
Millennium Pharmaceuticals *	43,000	341,420

		7,052,495

Commercial Services—0.8%
Accenture Ltd Bermuda	98,000	1,763,020
Concord EFS Inc. *	95,500	1,503,170
Quintiles Transnational Corp. *	72,700	879,670
Robert Half International Inc. *	63,100	1,016,541

		5,162,401

Cosmetics/Personal Care—1.7%
Colgate-Palmolive Co.	102,500	5,374,075
Estee Lauder Companies Inc.	35,600	939,840
Gillette Company	54,000	1,639,440
Procter & Gamble Company	42,800	3,678,232

		11,631,587

Food—1.1%
Campbell Soup Company	73,900	1,734,433
Delaware Monte Foods Co.	8,753	67,401
H.J. Heinz Co.	19,600	644,252
Kraft Foods Incorporated	84,000	3,270,120
Sysco Corporation	66,500	1,981,035

		7,697,241

Healthcare-Products—2.9%
Baxter International Inc.	46,000	1,288,000
Becton Dickinson & Co.	61,200	1,878,228
Guidant Corp. *	55,800	1,721,430
Johnson & Johnson	174,000	9,345,540
Medtronic Inc.	118,500	5,403,600

		19,636,798

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services—0.3%
Lincare Holdings Inc.	29,200	$923,304
Wellpoint Health Networks Incorporated	15,700	1,117,212

		2,040,516

Pharmaceuticals—11.7%
Abbott Laboratories	31,000	1,240,000
Allergan Inc.	97,900	5,640,998
AmerisourceBergen Corp.	18,400	999,304
AstraZeneca Plc	218,715	7,674,709
Cardinal Health Inc.	77,000	4,557,630
Eli Lilly & Co.	27,300	1,733,550
Forest Laboratories Inc. *	73,600	7,228,992
Medimmune Inc. *	42,500	1,154,725
Pfizer Inc.	817,800	25,000,146
Pharmacia Corporation	192,500	8,046,500
Schering-Plough Corporation	142,500	3,163,500
Teva Pharmaceutical Industries Limited ADR	81,000	3,127,410
Wyeth	238,000	8,901,200

		78,468,664

		153,151,827

ENERGY—4.3%

Oil & Gas—2.5%
Anadarko Petroleum Corporation	37,800	1,810,620
BJ Services Co. *	29,100	940,221
BP PLC ADR	28,000	1,138,200
Exxon Mobil Corp.	132,788	4,639,613
Noble Corporation	33,000	1,159,950
Royal Dutch Petroleum Co. ADR	63,700	2,804,074
Transocean Sedco Forex Inc.	36,000	835,200
Unocal Corp.	114,900	3,513,642

		16,841,520

Oil & Gas Services—1.3%
Baker Hughes Incorporated	170,150	5,477,129
Schlumberger Ltd. ADR	31,150	1,311,104
Weatherford Intl Ltd	42,500	1,697,024

		8,485,257

Pipelines—0.5%
El Paso Corporation	121,100	842,856
Kinder Morgan Inc.	53	2,240
Kinder Morgan Management LLC	56,732	1,792,164

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
ENERGY (Continued)
Pipelines (Continued)
Williams Cos Incorporated	237,300	$640,710

		3,277,970

		28,604,747

FINANCIAL—8.7%
Banks—1.4%
Bank of America Corporation	10,559	734,590
Bank One Corporation	207,400	7,580,470
Wells Fargo & Company	19,100	895,217

		9,210,277

Diversified Financial Services—3.7%
AmeriCredit Corp. *	47,300	366,102
Citigroup Incorporated	64,386	2,265,743
Federal National Mortgage Association	122,800	7,899,724
Franklin Resources Inc.	51,500	1,755,120
Goldman Sachs Group Incorporated	12,000	817,200
Household Finance Corporation	30,400	845,424
JP Morgan Chase & Co.	171,500	4,116,000
SLM Corporation	66,830	6,940,964

		25,006,277

Insurance—2.4%
American International Group Inc.	54,500	3,152,825
Berkshire Hathaway Inc. *	42	3,055,500
Cincinnati Financial Corporation	17,287	649,127
Hartford Financial Services Group	21,000	954,030
Marsh & McLennan Cos., Inc.	53,500	2,472,235
PMI Group Inc.	58,400	1,754,336
XL Capital Limited	51,100	3,947,475

		15,985,528

Savings & Loans—1.2%
Golden West Financial Corp.	2,300	165,163
Washington Mutual Incorporated	232,774	8,037,686

		8,202,849

		58,404,931

INDUSTRIAL—6.5%
Aerospace—1.4%
General Dynamics Corp.	32,000	2,539,840
Lockheed Martin Corporation	6,000	346,500

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
INDUSTRIAL (Continued)
Aerospace (Continued)
United Technologies Corporation	104,900	$6,497,506

		9,383,846

Building Materials—0.2%
American Standard Companies	20,400	1,451,256

Electronics—0.9%
Agilent Technologies Incorporated *	146,781	2,636,187
Applied Biosystems Group—Applera Corp. *	197,700	3,467,658

		6,103,845

Engineering & Construction—0.6%
Emerson Electric Company	28,800	1,464,480
Fluor Corporation *	90,600	2,536,800

		4,001,280

Machinery-Diversified—0.1%
Dover Corporation	17,500	510,300

Miscellaneous Manufacturing—2.9%
3M Company	13,000	1,602,900
General Electric Co.	616,600	15,014,210
Illinois Tool Works Incorporated	17,100	1,109,106
Ingersoll Rand Company Limited	26,000	1,119,560
Tyco International Ltd	37,300	637,084

		19,482,860

Transportation—0.4%
Canadian National Railway Co.	9,800	407,288
United Parcel Service Inc.	39,000	2,460,120

		2,867,408

		43,800,795

TECHNOLOGY—10.1%

Computers—1.7%
Cadence Design Systems Inc. *	47,400	558,846
Dell Computer Corp. *	172,600	4,615,324
Hewlett-Packard Co.	49,416	857,862
International Business Machines Corp.	42,250	3,274,375
Seagate Technology	15,300	164,169
Veritas Software Co. *	144,300	2,253,966

		11,724,542

Semiconductors—4.5%
Altera Corp. *	192,800	2,379,152
Applied Materials Inc. *	450,900	5,875,227

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
TECHNOLOGY (Continued)
Semiconductors (Continued)
Applied Micro Circuits Corp. *	191,900	$708,111
ASM Lithography Holdings NV * ADR	117,600	983,136
Broadcom Corp. *	44,000	662,640
Credence Systems Corp. *	30,000	279,900
Intel Corp.	404,600	6,299,622
KLA-Tencor Corp. *	113,100	4,000,347
Lam Research Corp. *	38,000	410,400
Linear Technology Corp.	35,600	915,632
Maxim Integrated Products Inc. *	67,500	2,230,200
Novellus Systems Inc. *	21,400	600,912
PMC—Sierra Inc. *	140,500	781,180
Teradyne Inc. *	143,900	1,872,139
Xilinx Inc. *	91,900	1,893,140

		29,891,738

Software—3.9%
Automatic Data Processing Inc.	52,000	2,041,000
Electronic Arts *	48,500	2,413,845
Microsoft Corp. *	389,400	20,131,980
Oracle Corp. *	167,000	1,803,600

		26,390,425

		68,006,705

UTILITIES—0.5%

Electric—0.5%
AES Corp. *	452,500	1,366,550
Duke Energy Corp.	36,700	717,118
Nisource Incorporated	48,000	960,000
Pinnacle West Capital Corporation	16,100	548,849

		3,592,517

TOTAL COMMON STOCK (cost $530,263,550)		451,221,072

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Units	Value

INVESTMENT FUND—32.4%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund** (cost $221,762,206)	11,266,602	$218,076,343

TOTAL EQUITY INVESTMENT SECURITIES (cost $752,025,756)		669,297,415

	Units

SHORT TERM INVESTMENTS—0.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $4,194,949)	4,194,949	4,194,949

TOTAL INVESTMENTS—100.1% (cost $756,220,705)		673,492,364
Liabilities in excess of other assets—(0.1)%		(413,230)

NET ASSETS—100.0%		$673,079,134

*	Non-income producing security.

**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

ADR	An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

December 31, 2002
ASSETS
Investments, at value (cost $231,249,503)	$203,788,669
Cash	127
Dividends and interest receivable	324,674
Miscellaneous receivable	103
Receivable for fund units sold	479,738

Total assets	204,593,311

LIABILITIES
Investment advisory fee payable	41,884
State Street Bank and Trust Co.—program fee payable	56,201
Trustee, management and administration fees payable	15,849
American Bar Retirement Association—program fee payable	8,768
Other accruals	13,709

Total liabilities	136,411

Net assets (equivalent to $22.88 per unit based on 8,936,013 units outstanding)	$204,456,900

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Dividends	$4,109,111
Interest	83,104
Securities lending income received from underlying fund	19,019

Total investment income	4,211,234

Expenses
Investment advisory fee	511,781
State Street Bank and Trust Company—program fee	726,350
Trustee, management and administration fees	188,115
American Bar Retirement Association—program fee	105,693
Reports to unitholders	40,807
Legal and audit fees	53,276
Registration fees	7,935
Other fees	11,336

Total expenses	1,645,293

Net investment income	2,565,941

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(4,847,069)
Change in net unrealized depreciation	(33,585,348)

Net realized and unrealized loss on investments	(38,432,417)

Net decrease in net assets resulting from operations	$(35,866,476)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$2,350,625	$2,565,941
Net realized gain (loss) on investments	7,766,519	(4,847,069)
Net change in unrealized depreciation on investments	(9,420,196)	(33,585,348)

Net increase (decrease) in net assets resulting from operations	696,948	(35,866,476)

From unitholder transactions
Proceeds from sales of units	73,057,957	96,165,729
Cost of units redeemed	(39,779,672)	(77,239,996)

Net increase in net assets resulting from unitholder transactions	33,278,285	18,925,733

Net increase (decrease) in net assets	33,975,233	(16,940,743)
Net assets
Beginning of year	187,422,410	221,397,643

End of year	$221,397,643	$204,456,900

Number of units
Outstanding—beginning of year	7,069,321	8,321,228
Sold	2,823,267	3,766,980
Redeemed	(1,571,360)	(3,152,195)

Outstanding—end of year	8,321,228	8,936,013

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$.47	$.51	$.50	$.49	$.48
Net expenses*†	(.17)	(.17)	(.16)	(.18)	(.19)

Net investment income	.30	.34	.34	.31	.29
Net realized and unrealized gain (loss) on investments	3.12	1.64	.66	(.21)	(4.02)

Net increase (decrease) in unit value	3.42	1.98	1.00	.10	(3.73)
Net asset value at beginning of period	20.11	23.53	25.51	26.51	26.61

Net asset value at end of period	$23.53	$25.51	$26.51	$26.61	$22.88

Ratio of net expenses to average net assets†	.80%	.68%	.63%	.69%	.75%
Ratio of net investment income to average net assets	1.39%	1.36%	1.39%	1.15%	1.17%
Portfolio turnover	27%	27%	41%**	33%**	24%**
Total return	17.01%	8.41%	3.92%	.38%	(14.02)%
Net assets at end of period (in thousands)	$150,783	$178,880	$187,422	$221,398	$204,457

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund in 2000, 2001 and 2002, reflects purchases and sales of units of the collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK—75.3%

BASIC MATERIALS—5.0%

Chemicals—3.2%
Ashland Inc.	28,100	$801,693
Dow Chemical Company	7,500	222,750
Du Pont (E.I.) de Nemours & Co	47,784	2,026,041
Eastman Chemical Company	11,400	419,178
FMC Corp. *	13,600	371,552
Lubrizol Corp.	18,900	576,450
Lyondell Chemical Company	23,300	294,512
Millennium Chemicals Inc.	29,200	277,984
Praxair Incorporated	12,800	739,456
Sherwin-Williams Co.	31,900	901,175

		6,630,791

Forest Products & Paper—1.8%
Georgia-Pacific Corp.	42,577	688,044
International Paper Company	37,384	1,307,319
Meadwestvaco Corporation	47,000	1,161,370
Temple Inland Inc.	11,500	515,315

		3,672,048

		10,302,839

COMMUNICATIONS—7.1%

Media—1.1%
AOL Time Warner Inc.	18,000	235,800
Comcast Corporation New	44,300	1,044,151
Viacom Inc. Class B *	11,000	448,360
Walt Disney Co.	31,000	505,610

		2,233,921

Telecommunication—6.0%
Adaptec Inc. *	23,400	132,210
ADC Telecommunications Inc. *	26,500	55,385
AT&T Corporation	31,900	832,909
Bellsouth Corporation	71,400	1,847,118
Corning Inc.	229,800	760,638
Nortel Networks Corporation *	661,400	1,064,854
Qwest Communications International Incorporated *	245,600	1,228,000
SBC Communications Incorporated	79,100	2,144,401
Sprint Corp-FON Group	84,100	1,217,768
Tellabs Inc. *	60,800	442,016
Verizon Communications	63,532	2,461,865

		12,187,164

		14,421,085

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

CONSUMER, CYCLICAL—8.4%

Auto/Track Parts—1.8%
Autoliv Inc.	36,300	$759,759
Cooper Tire & Rubber Company	37,100	569,114
Dana Corp.	49,500	582,120
Goodyear Tire & Rubber Co.	48,800	332,328
Lear Corp.	21,400	712,192
Magna International Incorporated	13,100	735,565

		3,691,078

Apparel—0.9%
Liz Claiborne Inc.	40,400	1,197,860
VF Corp.	17,900	645,295

		1,843,155

Auto Manufacturers—0.2%
Ford Motor Company	21,600	200,880
General Motors Corp.	4,800	176,928

		377,808

Distribution/Wholesale—1.2%
Genuine Parts Co.	33,100	1,019,480
Ingram Micro Inc. *	59,700	737,295
Tech Data Corp. *	22,400	603,904

		2,360,679

Home Builders—1.2%
Centex Corp.	18,500	928,700
KB Home	17,000	728,450
Pulte Homes Inc.	18,300	876,021

		2,533,171

Home Furnishings—0.8%
Leggett & Platt Inc.	40,400	906,576
Whirlpool Corporation	14,800	772,856

		1,679,432

Housewares—0.5%
Newell Rubbermaid Inc.	30,600	928,098

Retail Trade—1.8%
Federated Department Stores Inc. *	25,200	724,752
May Department Stores Company	32,650	750,297
McDonalds Corporation	8,300	133,464
Sears Roebuck and Company	44,500	1,065,775
TJX Companies, Inc.	54,800	1,069,696

		3,743,984

		17,157,405

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

CONSUMER, NON-CYCLICAL—7.7%

Agriculture—1.3%
Altria Group (formerly Philip Morris Companies Inc.)	60,600	$2,456,118
RJ Reynolds Tobacco Holdings Inc.	6,766	284,916

		2,741,034

Cosmetics/Personal Care—0.4%
Procter & Gamble Company	10,000	859,400

Food—2.0%
Conagra Foods Inc.	58,400	1,460,584
Delaware Monte Foods Co.	3,528	27,167
H.J. Heinz Co.	7,900	259,673
Sara Lee Corporation	40,900	920,659
Supervalu Incorporated	38,500	635,635
Tyson Foods Incorporated	64,600	724,812

		4,028,530

Healthcare-Services—1.6%
Aetna Inc. *	9,600	394,752
Health Net Incorporated *	48,850	1,289,640
Humana Incorporated	64,700	647,000
Oxford Health Plans Inc. *	21,400	780,030
Pacificare Health Systems *	4,800	134,880

		3,246,302

Household Products/Wares—0.6%
American Greetings Corp.	9,000	142,200
Fortune Brands Inc.	24,800	1,153,448

		1,295,648

Pharmaceuticals—1.8%
Abbott Laboratories	3,400	136,000
Bristol-Myers Squibb Co.	3,800	87,970
Merck & Co., Inc.	35,900	2,032,299
Pfizer Inc.	16,700	510,519
Pharmacia Corporation	20,800	869,440

		3,636,228

		15,807,142

ENERGY—8.0%

Oil & Gas—8.0%
ChevronTexaco Corp.	48,400	3,217,632
ConocoPhillips	41,812	2,023,283
Exxon Mobil Corp.	222,284	7,766,603
Marathon Oil Corporation	42,200	898,438
Occidental Petroleum Corporation	48,300	1,374,135

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

ENERGY (Continued)

Oil & Gas (Continued)
Valero Energy Corporation	28,400	$1,049,096

		16,329,187

FINANCIAL—25.4%

Banks—12.5%
Amsouth Bancorporation	49,200	944,640
Bank of America Corporation	69,037	4,802,904
Bank One Corporation	61,412	2,244,609
Charter One Financial Inc.	11,970	343,898
Comerica Inc.	25,300	1,093,972
FleetBoston Financial Corporation	73,733	1,791,712
Huntington Bancshares Inc.	53,200	995,372
Keycorp	53,200	1,337,448
National City Corp.	48,900	1,335,948
Regions Financial Corporation	45,600	1,521,216
U.S. Bancorp	103,800	2,202,636
Union Planters Corporation	33,750	949,725
UnionBanCal Corp.	24,200	950,334
Wachovia Corporation	73,300	2,671,052
Wells Fargo & Company	49,200	2,306,004

		25,491,470

Diversified Financial Services—6.6%
Bear Stearns Cos., Inc.	16,200	962,280
Citigroup Incorporated	123,302	4,338,997
Countrywide Credit Industries Inc.	16,100	831,565
Federal Home Loan Mortgage Corp.	20,100	1,186,905
Federal National Mortgage Association	13,000	836,290
JP Morgan Chase & Co.	116,050	2,785,200
Lehman Brothers Holdings Inc.	19,600	1,044,484
Merrill Lynch & Company Inc.	9,200	349,140
Morgan Stanley Dean Witter & Co.	30,000	1,197,600

		13,532,461

Insurance—4.6%
Allstate Corporation	33,000	1,220,670
American International Group Inc.	34,000	1,966,900
Chubb Corporation	18,000	939,600
Cigna Corporation	23,200	953,984
MBIA Inc.	10,400	456,144
Metlife Incorporated	36,900	997,776
MGIC Investment Corp.	17,100	706,230
St. Paul Companies	19,600	667,380
Torchmark Corp.	30,200	1,103,206
Travelers Property Casualty Corporation New	5,327	78,040

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

FINANCIAL (Continued)

Insurance (Continued)
Travelers Property Casualty Corporation New	10,944	$160,330
XL Capital Limited	2,400	185,400

		9,435,660

Savings & Loans—1.7%
Golden West Financial Corp.	18,600	1,335,666
Washington Mutual Incorporated	59,850	2,066,621

		3,402,287

		51,861,878

INDUSTRIAL—5.8%

Aerospace—0.2%
Goodrich Corp.	17,200	315,104

Electronics—0.8%
Arrow Electronics Inc. *	30,200	386,258
Avnet Incorporated	39,800	431,034
Solectron Corp. *	118,890	422,059
Thomas & Betts Corp.	22,200	375,180

		1,614,531

Engineering & Construction—0.3%
Hubbell Inc.	19,800	695,772

Hand/Machine Tools—0.4%
Black & Decker Corporation	14,200	609,038
Snap-On Inc.	8,800	247,368

		856,406

Miscellanous Manufacturing—0.5%
Cooper Industries Ltd	26,000	947,700

Packing & Containers—1.1%
Crown Cork & Seal Co., Inc.	27,100	215,445
Owens-Illinois Inc. *	36,400	530,712
Smurfit-Stone Container Corp. *	53,000	815,723
Sonoco Products Co.	33,900	777,327

		2,339,207

Transportation—2.5%
Burlington Northern Santa Fe Corp.	48,200	1,253,682
CSX Corporation	39,300	1,112,583
Norfolk Southern Corporation	57,300	1,145,427
Union Pacific Corporation	26,100	1,562,607

		5,074,299

		11,843,019

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY—2.7%
Computers—2.4%
Electronic Data Systems Corporation	9,000	$165,870
Hewlett-Packard Co.	159,450	2,768,052
International Business Machines Corp.	23,000	1,782,500
Quantum Corp.-DLT & Storage *	56,200	150,054

		4,866,476

Semiconductors—0.3%
Micron Technology Inc.	66,400	646,736

		5,513,212

UTILITIES—5.2%
Electric—5.2%
Allegheny Energy Incorporated	22,100	167,076
Alliant Energy Corp.	30,200	499,810
Ameren Corporation	26,300	1,093,291
American Electric Power Co. Inc.	34,960	955,457
Centerpoint Energy Incorporated	83,200	707,200
Cinergy Corporation	35,400	1,193,688
CMS Energy Corporation	26,200	247,328
Consolidated Edison Inc.	28,100	1,203,242
Constellation Energy Group Inc.	9,000	250,380
Entergy Corp.	27,700	1,262,843
PPL Corporation	30,800	1,068,144
Puget Energy Incorporated	32,300	712,215
Reliant Resources Incorporated	5,200	16,640
Weststar Energy Incorporated	26,100	258,390
Wisconsin Energy Corporation	24,000	604,800
XCEL Energy Incorporated *	40,455	445,006

		10,685,510

TOTAL COMMON STOCK (cost $174,200,694)		153,921,277

INVESTMENT FUND—23.1%
State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund** (cost $54,435,342)	1,971,213	47,253,925

TOTAL EQUITY INVESTMENT SECURITIES (cost $228,636,036)		201,175,202

	Units
SHORT TERM INVESTMENTS—1.3%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $2,613,467)	2,613,467	2,613,467

TOTAL INVESTMENTS—99.7% (cost $231,249,503)		203,788,669
Other assets less liabilities—0.3%		668,231

NET ASSETS—100.0%		$204,456,900

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

December 31, 2002
ASSETS
Investments, at value (cost $8,345,030)	$8,561,846
Cash	73
Receivable for investments sold	69,314
Receivable for fund shares sold	359,001
Dividends and interest receivable	2,815
Tax reclaim receivable	14

Total assets	8,993,063

LIABILITIES
Payable for investments purchased	410,089
Investment advisory fee payable	12,746
State Street Bank and Trust Company—program fee payable	2,125
Trustee, management and administration fees payable	628
American Bar Retirement Association—program fee payable	356
Other accruals	525

Total liabilities	426,469

Net assets (equivalent to $11.37 per unit based on 753,447 units outstanding)	$8,566,594

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the period July 15, 2002† to December 31, 2002
Investment Income
Dividends (net of foreign tax expense of $31)	$8,506
Interest	6,498

Total investment income	15,004

Expenses
Investment advisory fee	21,335
State Street Bank and Trust Company—program fee	11,252
Trustee, management and administration fees	2,959
American Bar Retirement Association—program fee	1,627
Reports to unitholders	663
Legal and audit fees	865
Registration fees	129
Other fees	184

Total expenses	39,014

Net investment loss	(24,010)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(562,600)
Change in net unrealized appreciation	216,816

Net realized and unrealized loss on investments	(345,784)

Net decrease in net assets resulting from operations	$(369,794)

†	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

For the period July 15, 2002† to December 31, 2002
From operations
Net investment loss	$(24,010)
Net realized loss on investments	(562,600)
Net change in unrealized appreciation on investments	216,816

Net decrease in net assets resulting from operations	(369,794)

From unitholder transactions
Proceeds from units issued	9,930,465
Cost of units redeemed	(994,077)

Net increase in net assets resulting from unitholder transactions	8,936,388

Net Assets
Beginning of year	—

End of year	$8,566,594

Number of units
Outstanding—beginning of year	—
Sold	840,205
Redeemed	(86,758)

Outstanding—end of year	753,447

†	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 15, 2002† to December 31, 2002
Investment income*	$.02
Net expenses*	(.06)

Net investment loss	(.04)
Net realized and unrealized loss on investments	(.59)

Net decrease in unit value	(.63)
Net asset value at beginning of period	12.00

Net asset value at end of period	$11.37

Ratio of net expenses to average net assets	.55%
Ratio of net investment loss to average net assets	(.34)%
Portfolio turnover	99%
Total return	(5.25)%
Net assets at end of period (in thousands)	$8,567

*	Calculations prepared using the monthly average number of units outstanding during the period.
†	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK—92.9%

BASIC MATERIALS—1.6%

Chemicals—1.6%
Cabot Microelectronics Corporation	1,050	$49,560
Ecolab Inc.	1,720	85,140

		134,700

COMMUNICATIONS—15.3%
Advertising—0.6%
Lamar Advertising Co. *	1,500	50,475

Internet—5.3%
Amazon. Com Inc. *	3,840	72,538
Internet Security Systems Incorporated *	3,230	59,206
Networks Associates Inc. *	5,130	82,542
Symantec Corp. *	1,800	72,918
Verisign Inc. *	10,300	82,606
Yahoo Inc. *	5,500	89,925

		459,735

Media—2.1%
Cumulus Media Inc.	4,400	65,428
Univision Communications Incorporated *	2,630	64,435
Westwood One Inc. *	1,330	49,689

		179,552

Telecommunication—7.3%
CIENA Corporation *	11,530	59,264
Comverse Technology Inc. *	7,910	79,258
JDS Uniphase Corporation *	25,260	62,392
Juniper Networks Incorporated *	8,090	55,012
Nextel Communications Inc. *	14,130	163,202
Nortel Networks Corporation *	42,100	67,781
RF Micro Devices Inc *	5,740	42,074
Tellabs Inc. *	13,060	94,946

		623,929

		1,313,691

CONSUMER, CYCLICAL—13.6%
Apparel—1.1%
Coach Incorporated	2,940	96,785

Auto Manufacturers—0.9%
Navistar International Corp.	3,140	76,333

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
CONSUMER, CYCLICAL (Continued)

Entertainment—1.3%
International Game Technology *	1,450	$110,084

Lodging—0.7%
MGM Mirage	1,750	57,698

Retail Trade—9.6%
Advanced Auto Parts	1,570	76,773
Bed Bath & Beyond Inc. *	3,390	117,057
CDW Computer Centers Inc. *	2,360	103,486
Cheesecake Factory	1,630	58,925
Chico’s Fashions Inc.	2,940	55,595
Michaels Stores Incorporated	1,480	46,324
Panera Bread Company	1,260	43,861
Staples Inc. *	5,650	103,395
Starbucks Corp. *	1,930	39,333
Tiffany & Co.	3,420	81,772
Williams Sonoma Inc. *	3,710	100,726

		827,247

		1,168,147

CONSUMER, NON-CYCLICAL—30.8%
Beverages—1.3%
Coca-Cola Enterprises Inc.	2,700	58,644
Pepsi Bottling Group Inc.	1,960	50,372

		109,016

Biotechnology—1.4%
Biogen Inc. *	1,700	68,102
Genzyme Corp-Genl Division *	1,770	52,339

		120,441

Commercial Services—6.5%
Apollo Group Inc. *	1,360	59,840
Caremark Rx Inc.	4,810	78,163
Convergys Corp. *	3,750	56,813
Corporate Executive Board Company	1,030	32,878
FTI Consulting Inc.	1,130	45,370
Manpower Inc.	1,940	61,886
Pharmaceutical Product Development Inc.	2,850	83,420
Robert Half International Inc. *	5,280	85,061
Weight Watchers International Incorporated	1,130	51,944

		555,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)

Food—1.6%
Hershey Foods Corporation	710	$47,882
Performance Food Group Inc.	940	31,921
Whole Foods Market Inc.	1,080	56,948

		136,751

Healthcare-Products—3.4%
Biomet Inc.	2,950	84,547
Dentsply International Inc.	1,320	49,104
Henry Schein Inc.	1,160	52,200
St. Jude Medical Inc. *	1,040	41,309
Varian Medical Systems Inc.	1,370	67,952

		295,112

Healthcare-Services—6.4%
Anthem Incorporated	1,660	104,414
Covance Inc.	3,770	92,704
Laboratory Corp. of America Holdings	2,750	63,910
LifePoint Hospitals Inc. *	990	29,632
Mid Atlantic Medical Services Inc.	1,620	52,488
Universal Health Services Incorporated	1,380	62,238
Wellpoint Health Networks Incorporated *	2,050	145,878

		551,264

Office Supplies—0.9%
Avery Dennison Corp.	1,220	74,518

Pharmaceuticals—9.3%
Accredo Health Incorporated	2,360	83,190
Allergan Inc.	1,440	82,973
AmerisourceBergen Corp.	1,550	84,181
Cephalon Inc. *	1,270	61,808
Gilead Sciences Inc.	2,960	100,640
Medimmune Inc. *	5,370	145,903
Omnicare Incorporated	1,610	38,366
Scios Inc.	1,820	59,296
Teva Pharmaceutical Industries Limited ADR	1,320	50,965
Trimeris Incorporated	1,050	45,245
Watson Pharmaceuticals Inc. *	1,530	43,252

		795,819

		2,638,296

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
ENERGY—5.0%

Oil & Gas—3.0%
BJ Services Co. *	2,540	$82,067
Murphy Oil Corporation	1,360	58,276
Nabors Industries Ltd	1,000	35,270
Patterson-UTI Energy Inc.	1,410	42,540
Pogo Producing Co.	1,050	39,113

		257,266

Oil & Gas Services—1.5%
Cooper Cameron Corp. *	1,270	63,271
Halliburton Company	3,270	61,182

		124,453

Piplines—0.5%
Kinder Morgan Inc.	1,050	44,383

		426,102

FINANCIAL—7.2%

Banks—1.6%
Commerce Bancorp Inc/NJ	1,240	53,556
Investors Financial Services Corp.	2,990	81,896

		135,452

Diversified Financial Services—5.2%
Affiliated Managers Group Inc.	1,690	85,007
Bear Stearns Cos., Inc.	1,210	71,874
Countrywide Credit Industries Inc.	790	40,804
Doral Financial Corp.	1,160	33,176
Legg Mason Inc.	1,690	82,033
Neuberger Berman Inc.	1,200	40,188
Providian Financial Corp. *	8,460	54,905
Raymond James Financial Inc.	1,380	40,820

		448,807

Insurance—0.4%
RenaissanceRe Holdings Ltd	780	30,888

		615,147

INDUSTRIAL—2.9%

Airlines—0.6%
AMR Corp.	7,710	50,886

Electronics—1.7%
Agilent Technologies Incorporated *	2,220	39,871
Cymer Inc. *	3,110	100,298

		140,169

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
INDUSTRIAL (Continued)

Packing & Containers—0.6%
Ball Corp.	1,070	$54,773

		245,828

TECHNOLOGY—16.5%

Computers—3.5%
DST Systems Inc. *	1,710	60,791
Lexmark International Group Inc. *	1,240	75,020
Network Appliance Inc. *	8,460	84,600
Sungard Data Systems Inc. *	3,430	80,810

		301,221

Semiconductors—6.3%
KLA-Tencor Corp. *	3,290	116,367
Lam Research Corp. *	3,560	38,448
Novellus Systems Inc. *	4,260	119,621
NVIDIA Corporation *	5,370	61,809
PMC—Sierra Inc. *	7,120	39,587
QLogic Corp. *	940	32,439
Skyworks Solutions Incorporated	9,430	81,287
Teradyne Inc. *	3,970	51,650

		541,208

Software—6.7%
Adobe Systems Inc.	3,980	98,708
BEA Systems Inc. *	7,500	86,025
Citrix Systems Inc. *	3,430	42,258
Electronic Arts *	2,010	100,038
Fiserv Inc. *	2,980	101,171
Mercury Interactive Corp. *	2,880	85,392
PeopleSoft Inc. *	3,240	59,291

		572,883

		1,415,312

TOTAL COMMON STOCK (cost $7,741,314)		7,957,223

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2002

	Units	Value
COMMON STOCK UNIT—0.6%

CONSUMER, CYCLICAL—0.6%

Lodging—0.6%
Starwood Hotels & Resorts Worldwide Inc. (cost $57,256)	2,450	$58,163

TOTAL EQUITY INVESTMENT SECURITIES (cost $7,798,570)		8,015,386

	Units

SHORT TERM INVESTMENTS—6.4%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $546,460)	546,460	546,460

TOTAL INVESTMENTS—99.9% (cost $8,345,030)		8,561,846
Liabilities in excess of other assets—0.1%		4,748

NET ASSETS—100.0%		$8,566,594

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

December 31, 2002
ASSETS
Investments, at value (cost $8,950,256)	$8,791,084
Cash	732
Receivable for fund shares sold	136,746
Dividends and interest receivable	7,510

Total assets	8,936,072

LIABILITIES
Investment advisory fee payable	5,627
State Street Bank and Trust Company—program fee payable	2,505
Trustee, management and administration fees payable	672
American Bar Retirement Association—program fee payable	373
Other accruals	550

Total liabilities	9,727

Net assets (equivalent to $9.78 per unit based on 912,372 units outstanding)	$8,926,345

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the period July 15, 2002† to December 31, 2002
Investment Income
Dividends	$42,622
Interest	7,662

Total investment income	50,284

Expenses
Investment advisory fee	25,642
State Street Bank and Trust Company—program fee	12,008
Trustee, management and administration fees	3,097
American Bar Retirement Association—program fee	1,695
Reports to unitholders	692
Legal and audit fees	903
Registration fees	134
Other fees	192

Total expenses	44,363

Net investment income	5,921

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain	6,660
Change in net unrealized depreciation	(159,172)

Net realized and unrealized loss on investments	(152,512)

Net decrease in net assets resulting from operations	$(146,591)

†	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

For the period July 15, 2002† to December 31, 2002
From operations
Net investment income	$5,921
Net realized gain on investments	6,660
Net change in unrealized depreciation on investments	(159,172)

Net decrease in net assets resulting from operations	(146,591)

From unitholder transactions
Proceeds from units issued	9,681,233
Cost of units redeemed	(608,297)

Net increase in net assets resulting from unitholder transactions	9,072,936

Net Assets
Beginning of year	—

End of year	$8,926,345

Number of units
Outstanding—beginning of year	—
Sold	976,643
Redeemed	(64,271)

Outstanding—end of year	912,372

†	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 15, 2002† to December 31, 2002
Investment income*	$.07
Net expenses*	(.06)

Net investment income	.01
Net realized and unrealized loss on investments	(.23)

Net decrease in unit value	(.22)
Net asset value at beginning of period	10.00

Net asset value at end of period	$9.78

Ratio of net expenses to average net assets	.60%
Ratio of net investment income to average net assets	.08%
Portfolio turnover	6%
Total return	(2.20)%
Net assets at end of period (in thousands)	$8,926

*	Calculations prepared using the monthly average number of units outstanding during the period.
†	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK—90.5%

COMMUNICATIONS—13.7%

Advertising—5.8%
Harte-Hanks Inc.	8,500	$158,695
Interpublic Group Cos. Inc.	13,900	195,712
Omnicom Group Inc.	2,525	163,115

		517,522

Media—4.7%
McClatchy Co.	3,400	192,882
Tribune Co.	5,000	227,300

		420,182

Telecommunication—3.2%
Century Tel Inc.	9,500	279,110

		1,216,814

CONSUMER, CYCLICAL—13.9%

Apparel—2.2%
Jones Apparel Group Inc. *	5,600	198,464

Home Furnishings—1.5%
Leggett & Platt Inc.	5,900	132,396

Leisure Time—2.8%
Carnival Corp.	10,000	249,500

Retail—6.1%
McDonalds Corporation	8,500	136,680
Tiffany & Co.	4,500	107,595
Toys R Us Incorporated	16,000	160,000
Yum Brands Incorporated	5,700	138,054

		542,329

Toys/Games/Hobbies—1.3%
Hasbro Inc.	10,400	120,120

		1,242,809

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

CONSUMER, NON-CYCLICAL—24.9%

Commercial Services—10.8%
Accenture Ltd Bermuda	7,000	$125,930
Cendant Corporation *	25,600	268,288
Equifax Inc.	10,700	247,598
H&R Block Inc.	3,700	148,740
Servicemaster Company	15,800	175,380

		965,936

Food—4.9%
Kroger Company *	9,000	139,050
McCormick & Co., Inc.	6,000	139,200
Safeway Incorporated	6,600	154,176

		432,426

Healthcare-Products—4.1%
Apogent Technologies Incorporated *	13,600	282,880
Bausch & Lomb Inc.	2,400	86,400

		369,280

Household Products/Wares—5.1%
Avery Dennison Corp.	700	42,756
Clorox Co.	5,500	226,875
Fortune Brands Inc.	4,000	186,040

		455,671

		2,223,313

FINANCIAL—17.7%

Banks—2.1%
Northern Trust Corp.	5,300	185,765

Diversified Financial Services—7.9%
Franklin Resources Inc.	5,300	180,624
MBNA Corp.	14,100	268,182
Stilwell Financial Incorporated	9,200	120,244
T Rowe Price Group Inc. *	5,000	136,400

		705,450

Insurance—4.9%
MBIA Inc.	4,400	192,984
XL Capital Limited	3,200	247,200

		440,184

REITS—2.8%
Rouse Co.	7,900	250,430

		1,581,829

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

INDUSTRIAL—7.7%

Engineering & Construction—2.6%
Energizer Holdings Incorporated	8,200	$228,780

Environmental Control—2.1%
Waste Management Inc.	8,300	190,236

Hand/Machine Tools—3.0%
Black & Decker Corporation	6,300	270,207

		689,223

TECHNOLOGY—12.6%

Computers—3.4%
Sungard Data Systems Inc. *	12,700	299,212

Office/Business Equipment—2.5%
Pitney Bowes Incorporated	6,800	222,088

Software—6.7%
Certegy Incorporated	5,800	142,390
Dun & Bradstreet Corp.	6,900	237,981
IMS Health Inc.	13,800	220,800

		601,171

		1,122,471

TOTAL COMMON STOCK (cost $8,235,631)		8,076,459

	Units

SHORT TERM INVESTMENTS—8.0%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $714,625)	714,625	714,625

TOTAL INVESTMENTS—98.5% (cost $8,950,256)		8,791,084
Other assets less liabilities—1.5%		135,261

NET ASSETS—100.0%		$8,926,345

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

December 31, 2002

ASSETS
Investments, at value (cost $273,030,157)	$223,094,787
Cash	1,427
Receivable for investments sold	1,536,270
Receivable for fund shares sold	235,151
Dividends and interest receivable	192,883
Tax reclaim receivable	234

Total assets	225,060,752

LIABILITIES
Payable for investments purchased	1,412,035
Investment advisory fee payable	246,191
State Street Bank and Trust Company—program fee payable	59,949
Trustee, management and administration fees payable	17,171
American Bar Retirement Association—program fee payable	9,484
Other accruals	15,053

Total liabilities	1,759,883

Net assets (equivalent to $42.88 per unit based on 5,207,132 units outstanding)	$223,300,869

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Dividends	$1,828,408
Interest	379,471
Other income	22,138

Total investment income	2,230,017

Expenses
Investment advisory fee	1,144,576
State Street Bank and Trust Company—program fee	893,699
Trustee, management and administration fees	231,500
American Bar Retirement Association—program fee	130,348
Reports to unitholders	49,977
Legal and audit fees	65,247
Registration fees	9,718
Other fees	13,882

Total expenses	2,538,947

Net investment loss	(308,930)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(45,866,669)
Change in net unrealized depreciation	(47,007,517)

Net realized and unrealized loss on investments	(92,874,186)

Net decrease in net assets resulting from operations	$(93,183,116)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment loss	$(528,631)	$(308,930)
Net realized loss on investments	(49,410,289)	(45,866,669)
Net change in unrealized depreciation on investments	(28,186,069)	(47,007,517)

Net decrease in net assets resulting from operations	(78,124,989)	(93,183,116)

From unitholder transactions
Proceeds from units issued	20,692,673	16,159,215
Cost of units redeemed	(32,778,911)	(30,933,690)

Net decrease in net assets resulting from unitholder transactions	(12,086,238)	(14,774,475)

Net decrease in net assets	(90,211,227)	(107,957,591)
Net Assets
Beginning of year	421,469,687	331,258,460

End of year	$331,258,460	$223,300,869

Number of units
Outstanding—beginning of year	5,764,134	5,548,719
Sold	336,141	305,786
Redeemed	(551,556)	(647,373)

Outstanding—end of year	5,548,719	5,207,132

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$.35	$.40	$.68	$.45	$.41
Net expenses*	(.46)	(.47)	(.72)	(.54)	(.47)

Net investment loss	(.11)	(.07)	(.04)	(.09)	(.06)
Net realized and unrealized gain (loss) on investments	2.99	31.32	(9.56)	(13.33)	(16.76)

Net increase (decrease) in unit value	2.88	31.25	(9.60)	(13.42)	(16.82)
Net asset value at beginning of period	48.59	51.47	82.72	73.12	59.70

Net asset value at end of period	$51.47	$82.72	$73.12	$59.70	$42.88

Ratio of net expenses to average net assets	.93%	.80%	.81%	.88%	.93%
Ratio of net investment loss to average net assets	(.21)%	(.11)%	(.04)%	(.15)%	(.11)%
Portfolio turnover	55%	59%	52%	48%	83%
Total return	5.93%	60.71%	(11.61)%	(18.35)%	(28.17)%
Net assets at end of period (in thousands)	$298,855	$432,008	$421,470	$331,258	$223,301

*	Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK—94.3%

BASIC MATERIALS—2.3%

Chemicals—2.3%
Airgas Inc.	37,950	$654,637
Ferro Corp.	103,400	2,526,062
Lyondell Chemical Company	31,500	398,160
Nova Chemicals Corporation	61,000	1,116,300
Spartech Corp.	23,500	484,805

		5,179,964

COMMUNICATIONS—9.4%

Advertising—0.2%
Advo Inc.	17,200	564,676

Internet—2.0%
Alloy Inc *	39,600	433,620
Ariba Incorporated *	129,000	319,920
Click Commerce Incorporated	33,080	66,821
CNET Networks Inc. *	93,100	252,301
Digital Insight Corporation *	56,100	487,509
Earthlink Incorporated *	100,000	545,000
Homestore.com Inc. *	162,900	138,465
Internet Security Systems Incorporated *	33,500	614,055
LendingTree Inc. *	54,900	707,112
Matrixone Incorporated *	42,400	182,320
Nic Incorporated	57,200	82,368
Proquest Company	25,400	497,840
Saba Software Incorporated *	32,300	34,238

		4,361,569

Media—5.4%
Acme Communications Incorporated *	24,000	191,280
Charter Communications Inc.	105,000	123,900
Cox Radio Incorporated *	10,000	228,100
Cumulus Media Inc.	57,700	857,999
Emmis Communications Corp	115,600	2,407,948
Entercom Communications Corp.	16,900	792,948
Entravision.com Corporation *	50,000	499,000
Gray Television Incorporated	26,900	262,275
Insight Communications Incorporated *	97,900	1,212,002
Lee Enterprises Inc.	38,400	1,287,168
Martha Stewart Living Incorporated *	35,900	354,333
Mediacom Communications Corporation *	115,100	1,014,031
Radio One Incorporated Class A*	26,000	380,120
Radio One Incorporated *	105,000	1,515,150
Regent Communications Inc. *	62,000	366,420
World Wrestling Federation Entertainment Inc *	31,800	255,990
Young Broadcasting Inc. *	26,000	342,420

		12,091,084

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

COMMUNICATIONS (Continued)

Telecommunication—1.8%
Advanced Fibre Communications Inc. *	20,100	$335,268
Alliance Fiber Optic Products Incorporated *	80,900	46,113
Amdocs Limited	60,000	589,200
Aspect Communications Corp. *	82,500	234,300
Avanex Corporation *	26,600	27,877
Cable Design Technologies Corp.	63,000	371,700
Carrier Access Corp. *	67,900	27,160
Commonwealth Telephone Enterprises Inc.	12,600	451,584
Extreme Networks Incorporated *	158,200	517,314
Ixia *	25,000	91,250
Newport Corp.	32,500	408,200
Polycom Inc. *	51,600	491,232
West Corporation	20,000	332,000

		3,923,198

		20,940,527

CONSUMER, CYCLICAL—12.3%

Aerospace/Defense—0.4%
Bandag Inc.	8,700	336,516
BorgWarner Inc.	10,000	504,200

		840,716

Airlines—0.4%
America West Holding Corp.	15,600	28,080
Expressjet Holdings Incorporated	78,000	799,500

		827,580

Apparel—2.6%
Coach Incorporated	104,700	3,446,724
Liz Claiborne Inc.	70,400	2,087,360
Novel Denim Holdings Limited *	9,400	29,460
Vans Inc.	32,000	181,760

		5,745,304

Distribution/Wholesale—0.1%
Wesco International Incorporated *	41,000	225,090

Entertainment—0.6%
International Speedway Corp.	8,000	298,320
Speedway Motorsports Inc. *	40,000	1,031,200

		1,329,520

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

CONSUMER, CYCLICAL (Continued)

Home Builders—0.5%
Beazer Homes USA Inc.	3,800	$230,280
NVR Inc.	3,200	1,041,600

		1,271,880

Housewares—0.2%
Libbey Inc.	18,300	475,800

Leisure Time—0.6%
Polaris Industries Inc.	22,150	1,297,990

Lodging—0.1%
Four Seasons Hotels Incorporated	10,000	282,500

Retail Trade—6.8%
Advanced Auto Parts	35,800	1,750,620
American Eagle Outfitters Incorporated *	56,400	777,192
Borders Group Inc.	24,600	396,060
California Pizza Kitchen Incorporated	47,500	1,197,000
CEC Entertainment Inc.	24,400	749,080
Charlotte Russe Holding Incorporated	47,400	502,914
Chico’s Fashions Inc.	147,600	2,791,116
Cost Plus Inc.	36,400	1,043,588
Electronics Boutique Holdings Corp.	39,500	624,495
Galyans Trading Incorporated	7,600	76,000
Genesco Inc.	21,300	396,819
J Jill Group Incorporated	14,900	208,302
Landry’s Restaurants Inc.	26,300	558,612
Linens ‘N Things Inc.	41,500	937,900
Lithia Motors Inc. *	30,500	478,545
Ruby Tuesday Inc.	86,900	1,502,501
School Specialty Inc.	11,500	229,770
Too Incorporated	31,300	736,176
Williams Sonoma Inc. *	10,500	285,075

		15,241,765

		27,538,145

CONSUMER, NON-CYCLICAL—20.8%
Beverages—0.2%
Coors (Adolph) Co.	8,800	539,000

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

CONSUMER, NON-CYCLICAL (Continued)

Biotechnology—3.2%
Aclara BioSciences Incorporated *	46,300	$97,230
Bio-Rad Laboratories	17,000	657,900
Cryolife Inc.	169,900	1,160,417
Diversa Corporation *	27,900	252,495
Exelixis Incorporated *	56,100	448,800
Gene Logic Inc. *	28,100	176,749
IDEC Pharmaceuticals Corp. *	25,500	845,835
Illumina Incorporated *	52,200	175,914
Invitrogen Corp.	19,000	594,510
Millipore Corp.	48,900	1,662,600
Protein Design Labs Inc. *	16,300	138,550
Sangamo Biosciences Incorporated	121,900	366,919
Telik Incorporated	4,000	46,640
Transkaryotic Therapies Inc.	39,700	393,030

		7,017,589

Commercial Services—4.7%
AMN Healthcare Services Inc.	16,700	282,397
ANC Rental Corporation *	134,000	6,700
Arbitron Incorporated	40,700	1,363,450
Career Education Corp.*	27,000	1,080,000
Carriage Services Inc. *	80,000	318,400
CoStar Group Inc. *	64,000	1,180,800
DeVry Inc. *	16,000	265,760
Education Management Corp.	20,100	755,760
Equifax Inc.	59,900	1,386,086
FTI Consulting Inc.	14,400	578,160
Gaiam Incorporated	21,300	220,881
Kendle International Inc.	50,000	440,050
Quanta Services Incorporated *	74,600	261,100
Resources Connection Incorporated	27,100	628,991
Steiner Leisure Limited *	38,200	532,508
Sylvan Learning Systems Inc.	69,600	1,141,440

		10,442,483

Food—2.1%
Corn Products International Inc.	32,800	988,264
Hain Celestial Group Incorporated	15,800	240,160
International Multifoods Corp.	19,000	402,610
Performance Food Group Inc.	80,000	2,716,720
Tootsie Roll Industries Inc.	12,017	368,682

		4,716,436

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

CONSUMER NON-CYCLICAL (Continued)

Healthcare-Products—3.9%
Biosite Incorporated	100,150	$3,407,103
Conceptus Inc.	36,700	439,666
CTI Molecular Imaging Incorporated	24,000	591,840
Medsource Technologies Incorporated	32,100	208,329
Sonosite Incorporated *	3,800	49,666
Surmodics Incorporated	22,400	642,432
Techne Corp. *	40,100	1,145,577
Varian Medical Systems Inc.	16,500	818,400
Wright Med Group Incorporated	84,300	1,471,793

		8,774,806

Healthcare-Services—2.1%
Anthem Incorporated	19,134	1,203,529
Orthodontic Centres of America Inc. *	15,500	169,105
Triad Hospitals Inc. *	50,700	1,512,381
Universal Health Services Incorporated	38,000	1,713,800
Wellchoice Incorporated	5,000	119,750

		4,718,565

Household Products/Wares—0.9%
American Greetings Corp.	13,000	205,400
Scotts Co. *	34,400	1,686,976

		1,892,376

Pharmaceuticals—3.7%
3 Dimensional Pharmaceutical Inc. *	30,000	95,700
Accredo Health Incorporated	40,650	1,432,912
AdvancePCS	47,500	1,054,975
American Pharmaceutical Participating	17,500	311,500
Amylin Pharmaceuticals Inc.	16,200	261,468
Antigenics Incorporated Delaware *	41,100	420,864
Cell Therapeutics Inc.	113,400	824,418
Durect Corporation *	20,000	40,400
Ilex Oncology Incorporated	33,000	232,980
Neurocrine Biosciences Inc.	19,000	867,540
NPS Pharmaceuticals Inc.	43,050	1,083,569
Scios Inc.	24,600	801,468
Sepracor Inc. *	46,000	444,820
Sicor Incorporated	15,900	252,015
Tanox Incorporated *	25,700	232,585

		8,357,214

		46,458,469

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

ENERGY—5.4%

Oil & Gas—3.0%
Cabot Oil & Gas Corp.	28,500	$706,230
Helmerich & Payne Inc.	30,400	848,464
Newfield Exploration Co.	46,700	1,683,535
Noble Energy Incorporated	8,000	300,400
Patterson-UTI Energy Inc.	15,200	458,584
Pogo Producing Co.	24,500	912,625
San Juan Basin Royalty Trust	23,000	315,100
Spinnaker Exploration Company	19,000	418,950
XTO Energy Incorporated	44,800	1,106,560

		6,750,448

Oil & Gas Services—1.5%
Hydril Company *	43,000	1,013,510
Newpark Resources Inc.	81,300	353,655
Oceaneering International Inc.	36,700	907,958
Smith International Incorporated *	31,700	1,034,054

		3,309,177

Pipelines—0.9%
Equitable Resources Inc.	32,200	1,128,288
Questar Corp.	35,000	973,700

		2,101,988

		12,161,613

FINANCIAL—15.5%

Banks—2.1%
Citizens Banking Corp. Mich	33,100	820,218
Community First Bankshares Inc.	51,000	1,349,460
Cullen/Frost Bankers Inc.	15,700	513,390
First Community Bancorp California	3,100	102,086
Fulton Financial Corp.	1,600	28,256
Southern Financial Bancorp Inc.	19,500	586,950
Sterling Bancshares Inc.	18,600	227,292
UCBH Holdings Incorporated	21,700	921,165
Umpqua Holdings Corporation	10,100	184,325

		4,733,142

Diversified Financial Services—2.2%
Affiliated Managers Group Inc.	22,000	1,106,600
AmeriCredit Corp. *	243,800	1,887,012
Jefferies Group Inc.	15,000	629,550
Legg Mason Inc.	27,200	1,320,288

		4,943,450

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

FINANCIAL (Continued)

Insurance—5.0%
Arthur J. Gallagher & Co.	70,000	$2,056,600
First American Financial Corp.	48,000	1,065,600
Max Re Capital Ltd	17,000	187,340
Mercury General Corp.	39,600	1,488,168
Montpelier Re Holdings Ltd	8,200	236,160
Partnerre Ltd	36,700	1,901,794
Philadelphia Consolidated Holding Corp. *	7,400	261,960
Platinum Underwriters Holdings	65,000	1,712,750
WR Berkley Corp.	45,450	1,800,274
Zenith National Insurance Corp.	20,000	470,400

		11,181,046

Investment Companies—0.7%
American Capital Strategies Limited	57,000	1,230,630
Medallion Financial Corp.	78,000	304,200

		1,534,830

Real Estate—0.4%
Insignia Financial Group Inc. *	75,000	543,750
Trammell Crow Company *	38,200	343,800

		887,550

REITS—2.1%
Annaly Mortgage Management Incorporated	97,900	1,840,520
Anthracite Capital Inc.	63,400	691,060
Meristar Hospitality Corporation	66,600	439,560
MFA Mortgage Invts Incorporated	59,000	495,600
Pan Pacific Retail Properties Inc.	2,800	102,284
SL Green Realty Corporation	36,300	1,147,080

		4,716,104

Savings & Loans—3.0%
Fidelity Bankshares Incorporated	39,162	701,000
Harbor Florida Bancshares Inc.	48,000	1,080,960
New York Community Bancorp Incorporated	106,600	3,078,608
PFF Bancorp Inc.	37,600	1,175,000
Waypoint Financial Corporation *	32,000	569,600

		6,605,168

		34,601,290

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

INDUSTRIAL—13.9%

Aerospace/Defense—1.6%
DRS Technologies Inc	50,200	$1,572,766
EDO Corporation	34,700	721,066
Herley Industries Inc.	51,000	887,808
Verdian Corporation	19,500	416,130

		3,597,770

Building Materials—0.3%
York International Corp.	28,700	733,859

Electronics—3.3%
Cymer Inc. *	73,900	2,383,275
Electro Scientific Industries Inc. *	58,900	1,178,000
FEI Co.	77,800	1,189,562
Flir Systems Incorporated	9,000	439,200
Invision Technologies Inc.	31,000	817,160
LoJack Corp. *	110,000	543,400
Photon Dynamics Incorporated *	29,900	681,720
Zygo Corp. *	1,700	11,883

		7,244,200

Engineering & Construction—2.4%
Advanced Energy Industries Inc. *	90,600	1,152,432
Graftech International Limited	36,100	215,156
Jacobs Engineering Group Inc.	52,700	1,876,120
Power One Incorporated *	84,000	476,280
Wilson Greatbatch Technology Incorporated	54,200	1,582,640

		5,302,628

Environmental Control—0.9%
Stericycle Incorporated	64,500	2,088,446

Machinery-Construction & Mining—0.1%
Astec Industries Inc.	18,600	184,698

Machinery-Diversified—1.0%
Briggs & Stratton Corp.	21,100	896,117
Columbus Mckinnon Corp./NY	55,000	210,155
Cummins Inc.	13,000	365,690
Gardner Denver Inc.	20,100	408,030
Unova Inc. *	53,000	318,000

		2,197,992

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

INDUSTRIAL (Continued)

Miscellanous Manufacturing—2.8%
Actuant Corporation	5,300	$246,185
Aptargroup Inc.	47,100	1,471,404
Cuno Inc.	58,700	1,944,144
Donaldson Co., Inc.	7,600	273,600
Pall Corp.	48,900	815,652
Roper Industries Inc.	39,400	1,442,040

		6,193,025

Transportation—1.5%
CH Robinson Worldwide Inc	40,900	1,276,080
CP Ships Limited	57,900	786,282
HUB Group Inc. *	37,600	180,480
SCS Transportation Incorporated	2,900	28,739
Swift Transportation Co., Inc.	41,800	836,752
Werner Enterprises Inc.	13,266	285,617

		3,393,950

		30,936,568

TECHNOLOGY—13.3%

Computers—2.9%
Bisys Group Inc. *	30,300	481,770
Catapult Communications Corp.	25,000	298,750
Cognizant Technology Solutions Corp.	19,700	1,422,931
Gateway Inc. *	298,200	936,348
Intergraph Corp.	23,100	410,256
Kronos Inc.	38,800	1,435,212
Netscreen Technologies Incorporated	87,850	1,479,394

		6,464,661

Semiconductors—6.4%
Applied Micro Circuits Corp. *	122,000	450,180
ASM International N V *	100,000	1,290,000
ChipPAC Inc.	111,900	397,245
Credence Systems Corp. *	119,800	1,117,734
Emcore Corp. *	105,200	230,388
Exar Corp. *	48,200	597,680
Helix Technology Corp.	64,200	719,040
Intersil Corp *	131,000	1,826,140

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Shares	Value
COMMON STOCK (Continued)

TECHNOLOGY (Continued)

Semiconductors (Continued)

Kulicke & Soffa Industries Inc. *	180,700	$1,033,604
LTX Corp. *	186,100	1,122,183
MIPS Technologies Inc. Class A*	41,000	124,230
MIPS Technologies Inc. Class B*	7,000	20,160
MKS Instruments Inc.	24,800	407,464
Monolithic Systems Technology Incorporated	22,500	271,800
Mykrolis Corporation	95,800	699,340
Nanometrics Incorporated *	31,800	133,242
NVIDIA Corporation *	37,500	431,625
Oak Technology Inc.	108,900	288,585
Power Integrations Inc. *	31,000	527,000
Rudolph Technologies Incorporated *	16,100	308,476
Silicon Laboratories Inc.	29,500	562,860
Varian Semiconductor Equipment Incorporated	32,900	781,737
Veeco Instruments Inc.	89,700	1,036,932

		14,377,645

Software—4.0%
Acclaim Entertainment Inc.	157,600	104,016
Business Objects S A ADR	70,200	1,053,000
Citrix Systems Inc. *	12,000	147,840
Mercury Interactive Corp. *	63,700	1,888,705
National Instruments Corp. *	7,200	233,928
Novell Inc. *	145,000	484,300
Pinnacle Systems Inc.	28,800	391,968
Quest Software Incorporated *	172,500	1,778,475
Skillsoft Pub Ltd Co ADR	184,700	507,925
THQ Inc.	160,450	2,125,962
Witness Systems Incorporated *	46,100	158,584

		8,874,703

		29,717,009

UTILITIES—1.9%

Gas—1.9%
Energen Corporation	47,000	1,367,700
New Jersey Resources Corp.	29,150	920,849
South Jersey Industries Inc.	30,300	1,000,506
Southwest Gas Corp.	27,700	649,565
WGL Holdings Incorporated *	12,900	308,568

		4,247,188

TOTAL COMMON STOCK (cost $261,716,143)		211,780,773

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2002

	Units	Value
SHORT TERM INVESTMENTS—5.1%
State Street Bank Yield Enhanced Short Term Investment Fund** (cost $11,314,014)	11,314,014	$11,314,014

TOTAL INVESTMENTS—99.9% (cost $273,030,157)		223,094,787
Assets in excess of liabilities—0.1%		206,082

NET ASSETS—100.0%		$223,300,869

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2002
ASSETS
Investments, at value (cost $894,722,694)	$894,722,694

Total assets	894,722,694

LIABILITIES
Payable for fund units redeemed	2,674,035
Redemptions payable	297,984
State Street Bank and Trust Company—program fee payable	243,102
Trustee, management and administration fees payable	67,965
American Bar Retirement Association—program fee payable	38,080
Other accruals	59,450

Total liabilities	3,380,616

Net assets (equivalent to $27.83 per unit based on 32,030,109 units outstanding)	$891,342,078

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2002
Investment Income
Interest	$38,013,972
Other income	1,808

Total investment income	38,015,780

Expenses
State Street Bank and Trust Company—program fee	2,780,320
Trustee, management and administration fees	719,200
American Bar Retirement Association—program fee	403,018
Reports to unitholders	156,357
Legal and audit fees	204,133
Registration fees	30,403
Other fees	43,434

Total expenses	4,336,865

Net investment income and net increase in net assets resulting from operations	$33,678,915

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31,
	2001	2002
From operations
Net investment income and net increase in net assets resulting from operations	$42,152,771	$33,678,915

Distributions of net investment income	$(42,152,771)	$(20,513,521)
From unitholder transactions
Proceeds from units issued	314,378,973	209,355,988
Units issued in connection with reinvestment of net investment income	42,152,771	20,513,521
Cost of units redeemed	(285,109,162)	(149,552,589)

Net increase in net assets resulting from unitholder transactions	29,269,811	80,316,920

Net increase in net assets	71,422,582	93,482,314
Net Assets
Beginning of year	726,437,182	797,859,764

End of year	$797,859,764	$891,342,078

Number of Units
Outstanding—beginning of year	28,691,656	29,854,186
Sold	12,198,638	7,663,380
Redeemed	(11,036,108)	(5,487,457)

Outstanding—end of year	29,854,186	32,030,109

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002**
Investment income*	$1.49	$1.51	$1.66	$1.48	$1.24
Net expenses*	(.17)	(.10)	(.10)	(.12)	(.14)

Net investment income	1.32	1.41	1.56	1.36	1.10
Distributions of net investment income	(1.32)	(1.41)	(1.56)	(1.36)	(.67)

Net increase in unit value	—	—	—	—	.43
Net asset value at beginning of period	27.40	27.40	27.40	27.40	27.40

Net asset value at end of period	$27.40	$27.40	$27.40	$27.40	$27.83

Ratio of net expenses to average net assets	0.61%	0.37%	0.37%	0.45%	0.52%
Ratio of net investment income to average net assets	5.44%	5.50%	6.07%	5.39%	4.03%
Total return	5.59%	5.64%	6.27%	5.56%	4.12%
Net assets at end of period (in thousands)	$679,991	$709,516	$726,437	$797,860	$891,342

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Since July 15, 2002, the Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be retained by the Fund. The units of the Stable Asset Return Fund were reverse split (27.4 for 1) effective July 15, 2002. The per-unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust (“SAFT”) (Units 894,722,694)**(a)	$894,722,694

TOTAL INVESTMENTS (cost $894,722,694)(100.4%)	894,722,694
LIABILITIES IN EXCESS OF OTHER ASSETS (0.4%)	(3,380,616)

NET ASSETS (100.0%)	$891,342,078

(a)	Stable Asset Return Fund holds 98.93% of SAFT which holds the following investments:

	Effective annual percentage rate 2002	Investments at Contract Value
Investment Contracts (34.74%)
GE Capital Assurance
4 Investment Contracts
(Maturities ranging from March 17, 2003 to June 15, 2007)	3.25-7.05%	$43,714,787
GE Life & Annuity Company
1 Investment Contract
(Matures February 28, 2003)	6.17	3,293,376
Hartford Life Insurance Company
3 Investment Contracts
(Maturities ranging from June 15, 2004 to March 22, 2006)	5.77-6.80	33,542,766
Jackson National Life Insurance Company
1 Investment Contract
(Maturities ranging from May 17, 2004 to December 15, 2004)	7.71	12,053,859
John Hancock Mutual Life Insurance Company
1 Investment Contract
(Maturities ranging from October 15, 2004 to January 18, 2005)	7.50	7,943,267
Metropolitan Life Insurance Company
4 Investment Contracts
(Maturities ranging from March 14, 2003 to June 15, 2006)	4.70-5.94	36,304,212
Monumental Life Insurance Company
4 Investment Contracts
(Maturities ranging from January 15, 2003 to July 17, 2006)	4.39-7.65	35,248,121
New York Life Asset Management
5 Investment Contracts
(Maturities ranging from January 15, 2003 to May 15, 2007)	3.89-6.79	34,957,345
Principal Mutual Life Insurance Company
5 Investment Contracts
(Maturities ranging from January 15, 2003 to October 16, 2006)	3.91-8.08	37,226,748

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investments at Contract Value
Protective Life Insurance Company
1 Investment Contract
(Maturities ranging from July 31, 2003 to August 2, 2004)	6.10%	$4,338,754
Travelers Insurance Company
8 Investment Contract
(Maturities ranging from January 15, 2003 to July 16, 2007)	3.44-7.55	65,596,331

Total Investment Contracts (cost $314,219,566)		$314,219,566

Synthetic Investment Contracts (31.44%)*
Bank of America†
1 Investment Contract	4.29-5.64%	$37,636,288
Underlying Securities:
Advanta Credit Card Master Trust, 6.00%, 11/15/05
Principal $1,891,667
Value $1,910,129
American Express Master Trust, 5.90%, 4/15/04
Principal $875,000
Value $891,817
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,162,360
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,857,475
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,550,839
Value $1,572,256
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,059,240
Value $2,101,619
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,488,662
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,418,482
Value $2,579,722
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,519,996

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investments at contract value
Distribution Financial Services Trust, 5.84%, 10/17/11
Principal $450,529
Value $458,170
Fleet Credit Card Master Trust, 6.90%, 4/16/07
Principal $1,056,250
Value $1,150,848
Ford Motor Credit Auto Owner Trust, 7.24%, 2/15/04
Principal $608,851
Value $617,765
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $2,009,031
Value $2,228,076
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,293,600
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,933,375
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $2,240,999
Value $2,371,560
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $793,414
Value $858,260
SBMS Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,681,806
Value $2,945,240
Sears Credit Account Master Trust, 7.25%, 11/15/07
Principal $2,193,125
Value $2,254,554
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $760,110
Interest receivable $149,062
Total Value of underlying securities $39,104,656
Value of Investment Contract ($1,468,368)
CDC Investment Management
6 Investment Contracts
(Maturities ranging from January 6, 2003 to December 10, 2035)	4.46-7.94%	$51,645,690
Underlying Securities:
Bank of New York Cash Reserve
Units 382,030, Value $382,030

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investments at contract value
Arcadia Automobile Receivables, 7.20%, 6/15/07
Principal $7,249,687
Value $5,738,283
State Street Bank Mortgage Backed Index Fund**
Units 692,460, Value $11,507,993
Sears Credit Account Master Trust, 5.65%, 3/17/09
Principal $10,000,000
Value $10,510,400
WAMU Pass-Thru CTFS, 5.46%, 4/26/32
Principal $5,100,000
Value $5,133,354
Daimler Chrysler Auto Trust, 5.32%, 9/6/06
Principal $10,000,000
Value $10,633,600
GE Capital Commercial Mortgage Corp., 5.03%, 12/10/35
Principal $9,088,602
Value $9,637,371
Interest receivable $117,068
Total value of underlying securities $53,660,099
Value of Investment Contracts ($2,014,409)
JP Morgan Chase†
1 Investment Contract	4.29-5.64%	$37,636,061
Underlying Securities:
Advanta Credit Card Master Trust, 6.00%, 11/15/05
Principal $1,891,667
Value $1,910,129
American Express Master Trust, 5.90%, 4/15/04
Principal $875,000
Value $891,817
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,162,360
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,857,475
Bear Stearns Commercial Mortgage Securities, Inc., 3.97%, 11/11/35
Principal $1,550,839
Value $1,572,256
Bank of America Commercial Mortgage, Inc., 3.37%, 7/11/43
Principal $2,059,240
Value $2,101,619

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investments at contract value
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,488,662
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,418,482
Value $2,579,722
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,519,996
Distribution Financial Services Trust, 5.84%, 10/17/11
Principal $450,529
Value $458,170
Fleet Credit Card Master Trust, 6.90%, 4/16/07
Principal $1,056,250
Value $1,150,848
Ford Motor Credit Auto Owner Trust, 7.24%, 2/15/04
Principal $608,851
Value $617,765
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $2,009,031
Value $2,228,076
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,293,600
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,933,375
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $2,240,999
Value $2,371,560
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $793,414
Value $858,260
SBMS Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,681,806
Value $2,945,240
Sears Credit Account Master Trust, 7.25%, 11/15/07
Principal $2,193,125
Value $2,254,554

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investments at contract value
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $760,110
Interest receivable $149,062
Total value of underlying securities $39,104,656
Value of Investment Contract ($1,468,595)
Monumental Life Insurance Company
4 Investment Contracts
(Maturities ranging from January 6, 2003 to October 15, 2035)	4.66-6.95%	$23,478,308
Underlying Securities:
Ford Credit Auto Owner Trust, 6.74%, 6/15/04
Principal $3,883,681
Value $3,953,276
Harley-Davidson Motorcycle Trust, 5.27%, 1/15/09
Principal $7,880,000
Value $8,245,947
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $8,963,998
Value $9,486,240
Daimler Chrysler Auto Trust, 6.82%, 9/6/04
Principal $2,610,332
Value $2,652,384
Interest receivable $78,603
Total value of underlying securities $24,416,450
Value of Investment Contracts ($938,142)
Rabobank Nederland NV
4 Investment Contracts
(Maturities ranging from January 6, 2003 to February 20, 2010)	4.48-7.11	58,665,108
Underlying Securities:
Daimler Chrysler Auto Trust, 6.85%, 11/6/05
Principal $10,000,000
Value $10,573,100
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $8,559,136
Value $9,585,377
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $15,000,000
Value $15,758,400
State Street Bank Asset Backed Index Fund**
Units 1,652,370, Value $26,670,899
Interest receivable $126,319
Total value of underlying securities $62,714,095
Value of Investment Contracts ($4,048,987)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investment at Contract Value
Union Bank of Switzerland†
1 Investment Contract	4.28-5.63%	$37,636,196
Underlying Securities:
Advanta Credit Card Master Trust, 6.00%, 11/15/05
Principal $1,891,667
Value $1,910,129
American Express Master Trust, 5.90%, 4/15/04
Principal $875,000
Value $891,817
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,162,360
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,857,475
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,550,839
Value $1,572,256
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,059,240
Value $2,101,619
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,488,662
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,418,482
Value $2,579,722
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,519,996
Distribution Financial Services Trust, 5.84%, 10/17/11
Principal $450,529
Value $458,170
Fleet Credit Card Master Trust, 6.90%, 4/16/07
Principal $1,056,250
Value $1,150,848
Ford Motor Credit Auto Owner Trust, 7.24%, 2/15/04
Principal $608,851
Value $617,765

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investment at Contract Value
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $2,009,031
Value $2,228,076
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,293,600
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,933,375
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $2,240,999
Value $2,371,560
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $793,414
Value $858,260
SBMS Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,681,806
Value $2,945,240
Sears Credit Account Master Trust, 7.25%, 11/15/07
Principal $2,193,125
Value $2,254,554
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $760,110
Interest receivable $149,062
Total value of underlying securities $39,104,656
Value of Investment Contract ($1,468,460)
Westdeutsche Lbank†
1 Investment Contract	4.28-5.63%	$37,636,177
Underlying Securities:
Advanta Credit Card Master Trust, 6.00%, 11/15/05
Principal $1,891,667
Value $1,910,129
American Express Master Trust, 5.90%, 4/15/04
Principal $875,000
Value $891,817
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,162,360

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investment at Contract Value
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,857,475
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,550,839
Value $1,572,256
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,059,240
Value $2,101,619
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,488,662
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,418,482
Value $2,579,722
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,519,996
Distribution Financial Services Trust, 5.84%, 10/17/11
Principal $450,529
Value $458,170
Fleet Credit Card Master Trust, 6.90%, 4/16/07
Principal $1,056,250
Value $1,150,848
Ford Motor Credit Auto Owner Trust, 7.24%, 2/15/04
Principal $608,851
Value $617,765
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $2,009,031
Value $2,228,076
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,293,600
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,933,375
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $2,240,999
Value $2,371,560

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2002

	Effective annual percentage rate 2002	Investment at Contract Value
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $793,414
Value $858,260
SBMS Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,681,806
Value $2,945,240
Sears Credit Account Master Trust, 7.25%, 11/15/07
Principal $2,193,125
Value $2,254,554
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $760,110
Interest receivable $149,062
Total value of underlying securities $39,104,656
Value of Investment Contract ($1,468,479)

Total Synthetic Investment Contracts (cost $284,333,828)		$284,333,828

	Units	Amortized Value
Short-Term Investments (33.82%)
State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund** (cost $305,868,925)	305,868,925	$305,868,925

Total Investments of SAFT (cost $904,422,319)		$904,422,319

*	Synthetic investment contracts represent individual assets placed in a trust with ownership by the Fund. A third party issues a wrapper contract that guarantees owners can and must execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
**	Collective Investment Fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
†	Represents evergreen contract with periodic resets of crediting rate with no stated bookvalue maturity.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Statement of Assets and Liabilities

December 31, 2002
ASSETS

State Street Bank collective investment funds, at value:
Stable Asset Return Fund (cost of $9,698,704 and units of 370,474)	$10,309,634
Intermediate Bond Fund (cost of $10,626,407 and units of 694,798)	12,027,906
Large-Cap Value Equity Fund (cost of $2,563,836 and units of 105,139)	2,405,581
Large-Cap Growth Equity Fund (cost of $2,808,612 and units of 72,341)	2,405,581
Index Equity Fund (cost of $5,585,799 and units of 231,144)	4,811,162
International Equity Fund (cost of $2,936,527 and units of 175,567)	2,405,581
Receivable for fund units sold	508,009

Total assets	34,873,454

LIABILITIES

Payable for investments purchased	508,009

Total liabilities	508,009

Net assets (equivalent to $16.00 per unit based on 2,148,004 units outstanding)	$34,365,445

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Statement of Operations

For the year ended December 31, 2002

Investment income	$—

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	1,046,953
Change in net unrealized depreciation	(1,763,917)

Net realized and unrealized loss on investments	(716,964)

Net decrease in net assets resulting from operations	$(716,964)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Statement of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$—	$—
Net realized gain (loss) on investments	(216,686)	1,046,953
Net change in unrealized appreciation (depreciation) on investments	183,363	(1,763,917)

Net decrease in net assets resulting from operations	(33,323)	(716,964)

From unitholder transactions
Proceeds from sales of units	8,547,324	11,403,318
Cost of units redeemed	(7,429,283)	(7,663,333)

Net increase in net assets resulting from unitholder transactions	1,118,041	3,739,985

Net increase in net assets	1,084,718	3,023,021
Net assets beginning of year	30,257,706	31,342,424

Net assets end of year	$31,342,424	$34,365,445

Number of units
Outstanding—beginning of year	1,839,139	1,906,106
Sold	525,535	716,629
Redeemed	(458,568)	(474,731)

Outstanding—end of year	1,906,106	2,148,004

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$—	$—	$—	$—	$—
Expenses*†	(.01)	—	—	—	—

Net investment loss	(.01)	—	—	—	—
Net realized and unrealized gain (loss) on investments	1.73	1.37	.39	(.01)	(.44)

Net increase (decrease) in unit value	1.72	1.37	.39	(.01)	(.44)
Net asset value at beginning of period	12.97	14.69	16.06	16.45	16.44

Net asset value at end of period	$14.69	$16.06	$16.45	$16.44	$16.00

Ratio of expenses to average net assets†	.08%	—	—	—	—
Ratio of net investment loss to average net assets	(.08)%	—	—	—	—
Portfolio turnover**	57%	46%	30%	38%	40%
Total return	13.26%	9.33%	2.43%	(0.06)%	(2.68)%
Net assets at end of period (in thousands)	$22,731	$25,820	$30,258	$31,342	$34,365

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Statement of Assets and Liabilities

December 31, 2002
ASSETS
State Street Bank collective investment funds, at value:
Stable Asset Return Fund (cost of $10,351,816 and units of 402,545)	$11,202,128
Intermediate Bond Fund (cost of $28,757,209 and units of 1,941,291)	33,606,383
Large-Cap Value Equity Fund (cost of $10,798,232 and units of 440,642)	10,081,915
Large-Cap Growth Equity Fund (cost of $11,035,746 and units of 303,186)	10,081,915
Index Equity Fund (cost of $33,374,420 and units of 1,237,830)	25,764,894
International Equity Fund (cost of $24,231,664 and units of 1,226,349)	16,803,191
Mid-Cap Value Equity Fund (cost of $2,282,171 and units of 228,997)	2,240,425
Mid-Cap Growth Equity Fund (cost of $2,342,147 and units of 197,062)	2,240,425
Receivable for investments sold	277,454

Total assets	112,298,730

LIABILITIES
Payable for investments purchased	277,454

Total liabilities	277,454

Net assets (equivalent to $15.65 per unit based on 7,156,763 units outstanding)	$112,021,276

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Statement of Operations

For the year ended December 31, 2002
Investment income	$—

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	6,339,877
Change in net unrealized depreciation	(17,763,521)

Net realized and unrealized loss on investments	(11,423,644)

Net decrease in net assets resulting from operations	$(11,423,644)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Statements of Changes in Net Assets

	For the years ended December 31,
	2001	2002
From operations
Net investment income	$—	$—
Net realized gain (loss) on investments	(4,746,561)	6,339,877
Net change in unrealized depreciation on investments	(2,041,599)	(17,763,521)

Net decrease in net assets resulting from operations	(6,788,160)	(11,423,644)

From unitholder transactions
Proceeds from sales of units	12,954,383	24,284,830
Cost of units redeemed	(15,698,058)	(11,695,390)

Net increase (decrease) in net assets resulting from unitholder transactions	(2,743,675)	12,589,440

Net increase (decrease) in net assets	(9,531,835)	1,165,796
Net assets at beginning of year	120,387,315	110,855,480

Net assets at end of year	$110,855,480	$112,021,276

Number of units
Outstanding—beginning of year	6,575,412	6,417,587
Sold	753,887	1,471,977
Redeemed	(911,712)	(732,801)

Outstanding—end of year	6,417,587	7,156,763

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$—	$—	$—	$—	$—
Expenses*†	(.01)	—	—	—	—

Net investment loss	(.01)	—	—	—	—
Net realized and unrealized gain (loss) on investments	2.43	2.37	(.41)	(1.04)	(1.62)

Net increase (decrease) in unit value	2.42	2.37	(.41)	(1.04)	(1.62)
Net asset value at beginning of period	13.93	16.35	18.72	18.31	17.27

Net asset value at end of period	$16.35	$18.72	$18.31	$17.27	$15.65

Ratio of expenses to average net assets†	.08%	—	—	—	—
Ratio of net investment loss to average net assets	(.08)%	—	—	—	—
Portfolio turnover**	31%	24%	29%	28%	31%
Total return	17.37%	14.50%	(2.19)%	(5.68)%	(9.38)%
Net assets at end of period (in thousands)	$84,346	$112,343	$120,387	$110,855	$112,021

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Statement of Assets and Liabilities

December 31, 2002
ASSETS
State Street Bank collective investment funds, at value:
Intermediate Bond Fund (cost of $10,998,736 and units of 730,688)	$12,649,213
Large-Cap Value Equity Fund (cost of $11,807,784 and units of 479,135)	10,962,650
Large-Cap Growth Equity Fund (cost of $8,952,023 and units of 329,671)	10,962,650
Index Equity Fund (cost of $33,442,621 and units of 1,215,419)	25,298,424
International Equity Fund (cost of $25,567,338 and units of 1,230,905)	16,865,616
Small-Cap Equity Fund (cost of $3,208,028 and units of 58,991)	2,529,842
Mid-Cap Value Equity Fund (cost of $2,583,384 and units of 258,579)	2,529,842
Mid-Cap Growth Equity Fund (cost of $2,654,584 and units of 222,519)	2,529,842
Receivable for fund units sold	25,901

Total assets	84,353,980

LIABILITIES
Payable for investments purchased	25,901

Total liabilities	25,901

Net assets (equivalent to $15.05 per unit based on 5,603,154 units outstanding)	$84,328,079

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Statement of Operations

For the year ended December 31, 2002
Investment income	$—

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	3,112,084
Change in net unrealized depreciation	(20,149,060)

Net realized and unrealized loss on investments	(17,036,976)

Net decrease in net assets resulting from operations	$(17,036,976)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Statement of Changes in Net Assets

	For the year ended December 31,
	2001	2002
From operations
Net investment income	$—	$—
Net realized gain (loss) on investments	(8,940,684)	3,112,084
Net change in unrealized depreciation on investments	(3,114,697)	(20,149,060)

Net decrease in net assets resulting from operations	(12,055,381)	(17,036,976)

From unitholder transactions
Proceeds from sales of units	12,595,685	12,120,526
Cost of units redeemed	(6,177,309)	(9,896,824)

Net increase in net assets resulting from unitholder transactions	6,418,376	2,223,702

Net decrease in net assets	(5,637,005)	(14,813,274)
Net assets at beginning of year	104,778,358	99,141,353

Net assets at end of year	$99,141,353	$84,328,079

Number of units
Outstanding—beginning of year	5,142,118	5,484,656
Sold	677,750	728,593
Redeemed	(335,212)	(610,095)

Outstanding—end of year	5,484,656	5,603,154

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1998	1999	2000	2001	2002
Investment income*	$—	$—	$—	$—	$—
Expenses*†	(.01)	—	—	—	—

Net investment loss	(.01)	—	—	—	—
Net realized and unrealized gain (loss) on investments	3.02	3.96	(1.50)	(2.30)	(3.03)

Net increase (decrease) in unit value	3.01	3.96	(1.50)	(2.30)	(3.03)
Net asset value at beginning of period	14.91	17.92	21.88	20.38	18.08

Net asset value at end of period	$17.92	$21.88	$20.38	$18.08	$15.05

Ratio of expenses to average net assets†	.08%	—	—	—	—
Ratio of net investment loss to average net assets	(.08)%	—	—	—	—
Portfolio turnover**	26%	22%	25%	20%	29%
Total return	20.19%	22.09%	(6.86)%	(11.29)%	(16.76)%
Net assets at end of period (in thousands)	$66,845	$96,543	$104,778	$99,141	$84,328

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

1.    Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company (“State Street Bank” and “Trustee”) acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Ten separate collective investment Funds (the “Funds”) and the Structured Portfolio Service (the “Portfolios”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the “Program”) which is sponsored by the American Bar Retirement Association (“ABRA”). The objectives and principal strategies of the Funds and Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities.

Index Equity Fund—replication of the total return of the Russell 3000 Index. Currently invests in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund’s financial statements are available upon request from State Street Bank.

Intermediate Bond Fund—Formerly invested in the PIMCO Total Return Fund (the “Total Return Fund”), a registered investment company. Effective July 1, 2002, the Fund invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a competitive total return from current income and capital appreciation.

International Equity Fund—long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies. Through December 31, 2002, invests in international equities and the T. Rowe Price International Stock Fund, a registered investment company, which invests worldwide primarily in well-established, non-U.S. companies. This underlying fund’s financial statements are available upon request from State Street Bank.

Large-Cap Growth Equity Fund (formerly Growth Equity Fund)—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Index. This underlying fund’s financial statements are available upon request from State Street Bank.

Large-Cap Value Equity Fund (formerly Value Equity Fund)—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Index. This underlying fund’s financial statements are available upon request from State Street Bank.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks primarily of medium sized companies believed to have strong earnings growth potential. The Mid-Cap Growth Equity Fund commenced operations on July 15, 2002.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued. The Mid-Cap Value Equity Fund commenced operations on July 15, 2002.

Small-Cap Equity Fund (formerly Aggressive Equity Fund)—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank collective investment fund. State Street Yield Enhanced Short-Term Investment Fund financial statements are available upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds. See the Statement of Assets and Liabilities of each Portfolio for Fund allocation at December 31, 2002.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

2.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:

A.    Security Valuation

Stable Asset Return Fund:    Formerly, it was the Trust’s policy to attempt to maintain a constant price of $1.00 per unit for SARF. Since July 15, 2002, SARF no longer does so. The principal consequence of the change is that SARF is no longer accounting for the distribution and reinvestment of accrued income by issuing additional units each business day. Instead, SARF is retaining this income as undistributed amounts which comprise an accumulating component of the net asset value of SARF. SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund’s investors are participants in qualified benefits plans, the insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

Other Funds and Portfolios:    Stocks listed on national securities exchanges and certain over-the-counter issues traded on the Nasdaq National Market (NASDAQ) are valued at the last sale price, or, if no sale, at the latest available bid price. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

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

Fixed income investments are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. If not valued by a pricing service such securities are valued at prices obtained from independent brokers. Convertible bonds and unlisted convertible preferred stocks are valued at bid prices obtained from one or more major dealers in such securities. Where there is a discrepancy between dealers, values may be adjusted based on recent discount spreads to the underlying common stock.

Investments with prices that cannot be readily obtained, if any, are carried at fair value as determined in good faith under consistently applied procedures established by and under the supervision of the Trustee.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

A Fund’s portfolio of investments may include securities purchased on a when issued basis, which may be settled in the month after the issue date. Interest income is not accrued until the settlement date.

Certain collective investment funds and registered investment companies in which the Funds invest may retain investment income and net realized gains. Accordingly, realized and unrealized gains and losses reported by a Fund may include a component attributable to investment income of the underlying funds.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

E.    Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the respective Fund’s and Portfolio’s net asset value.

All Funds: Pursuant to the Declaration of Trust, the Funds and Portfolios are not required to distribute their net investment income or gains from the sale of portfolio investments.

F.    TBA Commitments and Roll Transactions

The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under “Security Valuation” above. These Funds may dispose of a commitment prior to settlement if the Fund’s advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

G.    Futures Contracts

The Intermediate Bond Fund and the Large-Cap Growth Equity Fund may use, on a limited basis, futures contracts to manage exposure to the bond and equity market, respectively, and as a substitute for comparable market positions in the securities held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund’s exposure to the underlying instrument. Selling futures tends to decrease a fund’s exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

Upon entering into a futures contract, the Fund is required to deposit either in cash or securities an amount (“initial margin”) equal to a certain percentage of the nominal value of the contract. Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

H.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values.

I.    Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange between the Fund and a counterparty of respective commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts may have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to interest income.

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under the contracts. Accordingly, credit risk is limited to any amounts receivable from the counterparty. To reduce credit risk from potential counterparty default, the Fund enters into swap contracts with counterparties whose creditworthiness has been approved by the Advisor. The Fund bears the market risk arising from any change in interest rates.

At December 31, 2002, the Intermediate Bond Fund held no interest rate swap contracts.

J.    Swaption Contracts

The Intermediate Bond Fund may purchase or write swaption contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. Swaption contracts entered into by the Fund typically represent an option that gives the purchaser the right, but not the obligation, to enter into a swap contract on a future date. If a call swaption is exercised, the purchaser will enter a swap to receive the fixed rate and pay a floating rate in exchange. Exercising a put would entitle the purchaser to pay a fixed rate and receive a floating rate.

Swaption contracts are marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the relevant market rate of interest. Changes in the value of the swaption are reported as unrealized gains or losses. Gain or loss is recognized when

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

the swaption contract expires or is closed. When the Fund writes a swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the swaption written. Premiums received from writing swaptions that expire unexercised are treated by the Fund on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss.

Entering into a swaption contract involves, to varying degrees, the elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities, associated with both option contracts and swap contracts. To reduce credit risk from potential counterparty default, the Fund enters into swaption contracts with counterparties whose creditworthiness has been approved by the Advisor. The Fund bears the market risk arising from any change in index values or interest rates.

A summary of the written put options for the year ended December 31, 2002 is as follows:

Written Put Option Contracts	Number of Contracts	Premiums
Outstanding, beginning of period	—	$—

Options written	13,000	34,970
Options exercised	—	—
Options expired	—	—
Options closed	—	—

Outstanding, end of period	13,000	$34,970

At December 31, 2002, the Fund held the following written put options contracts:
Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006	13,000	$6,494

Total premiums received $34,970 A summary of the written call options for the year ended December 31, 2002 is as follows:
Written Call Option Transactions	Number of Contracts	Premiums
Outstanding, beginning of period	—	$—

Options written	183,000	178,571
Options exercised	—	—
Options expired	—	—
Options closed	—	—

Outstanding, end of period	183,000	$178,571

At December 31, 2002, the Fund held the following written call option contracts:
Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 4.00%, receive LIBOR, commencing January 24, 2004	106,000	$57,918
Pay fixed 3.00%, receive LIBOR, commencing May 14, 2004	64,000	3,795
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006	13,000	1,515

Total premiums received $178,571

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

K.    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3.    Investment Advisory, Investment Management and Related Party Transactions

State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc.; Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group; Sit Investment Associates, Inc.; Morgan Stanley Investment Management, Inc. (successor to Miller Anderson & Sherrerd); Alliance Capital Management L.P.’s Bernstein Investment Research and Management Unit; Bankers Trust Company, a wholly-owned subsidiary of Deutsche Bank AG (through December 15, 2002); Pacific Investment Management Company; Ariel Capital Management; and Turner Investment Partners to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the Advisor’s contract. These fees are accrued on a daily basis and paid monthly from the assets. Actual fees paid to each investment advisor during the year are disclosed in the prospectus. Fee rate ranges based on the respective breakpoints are as follows:

Investment Advisor	Fee Rate Range
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)	.225% to .50%*
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)	.25% to .70%
Dresdner RCM Global Investors LLC (International Equity)	.40% to .75%
Sit Investment Associates (Small-Cap Equity)	.60% to 1.00%
Morgan Stanley Investment Management (Balanced)	.125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)	.15% to .50%
Bankers Trust Company (Large-Cap Growth Equity)	.010% to .075%**
Pacific Investment Management Co. (Intermediate Bond)	.25% to .50%*
Ariel Capital Management (Mid-Cap Value Equity)	.50% to .75%
Turner Investment Partners (Mid-Cap Growth Equity)	.55% to .65%

*	Subject to a 5% fee reduction based on aggregate fees.
**	Minimum fee of $75,000.

Bankers Trust Company ceased being an Investment Advisor effective December 15, 2002.

T. Rowe Price International Inc., manager of the T. Rowe Price International Stock Fund, pays a .10% fee reimbursement based on investment value for administrative services which is credited to the

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

International Equity Fund. The International Equity Fund received $43,584 relating to this fee for the year ended December 31, 2002.

Investment Advisor	Fees Paid
Alliance Capital Management L.P. (Large-Cap Value Equity)	$511,781
Ariel Capital Management (Mid-Cap Value Equity)	25,642
Bankers Trust Company (Large-Cap Growth Equity)	114,371
Capital Guardian Trust Company (Balanced)	529,402
Capital Guardian Trust Company (Large-Cap Growth Equity)	640,481
Capital Guardian Trust Company (Small-Cap Equity)	328,239
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)	840,568
Dresdner RCM Global Investors LLC (International Equity)	159,917
Morgan Stanley Investment Management (Balanced)	402,914
Pacific Investment Management Company (Intermediate Bond)	303,455
Slt Investment Associates (Small-Cap Equity)	816,677
Turner Investment Partners (Mid-Cap Growth Equity)	21,335
T. Rowe Price International (International)	396,659

A separate program fee (“Program fee”) is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

Value of Program Assets	Rate for ABRA Year ended December 31, 2002
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ABRA received Program fees of $1,482,537 for the year ended December 31, 2002.

The State Street Program fee is calculated monthly as one-twelfth of the sum of (a) $750,000 plus (b) $201 multiplied by the number of participants in the Program other than active participants without account balances as of the last business day of the immediately preceding month, plus (c) $201 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. Effective January 1, 2003 and continuing through December 31, 2006, the Program fee payable to State Street will be computed monthly, based on the number of participants in the Program, as follows: the monthly program expense fee will be one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last business day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee will accrue daily and be payable monthly.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the year ended December 31, 2002 totaled $64,458 and is allocated to each Fund based on net asset value.

Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Collective Trust to a non-interest bearing account with State Street. No separate fee is charged for processing benefit payments. Rather, State Street retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street’s fees under the Program. The program expense fee paid to State Street reflects a $300,000 reduction for earnings estimated to be attributable to outstanding benefit checks for 2002.

A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts) at the following rates:

Value of Assets in all Funds	2002 Rate	2003 Rate
First $1.0 billion	.15%	.156%
Next $1.8 billion	.058%	.058%
Over $2.8 billion	.025%	.025%

This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the funds held in the Structured Portfolio Service are also accrued and paid from the funds.

State Street Bank received program, trustee, management and administration fees which aggregated $12,635,955 for the year ended December 31, 2002. These fees are allocated to each Fund based on net asset value.

The Portfolios are not charged a separate annual fee.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Year ended December 31, 2002
	Purchases	Sales
Balanced Fund	$850,324,888	$842,153,402
Index Equity Fund	35,075,865	21,585,551
Intermediate Bond Fund	959,064,269	968,003,324
International Equity Fund	62,535,361	53,734,389
Large-Cap Growth Equity Fund	451,063,647	521,347,611
Large-Cap Value Equity Fund	75,947,664	51,990,774
Mid-Cap Growth Equity Fund	15,401,915	7,040,745
Mid-Cap Value Equity Fund	8,641,809	412,838
Small-Cap Equity Fund	226,676,791	228,816,257
Stable Asset Return Fund	—	—
Conservative Structured Portfolio Service	16,137,375	12,397,390
Moderate Structured Portfolio Service	46,891,112	34,301,671
Aggressive Structured Portfolio Service	28,372,015	26,148,313

The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:

	Year ended December 31, 2002
	Purchases	Sales
Balanced Fund	$55,797,486	$65,559,761
Intermediate Bond Fund	166,041,054	126,751,391
Large-Cap Growth Equity Fund	1,055,660	299,561

5.    Geographic and Industry Concentration

American Depositary Receipts (“ADRs”) represent ownership of foreign securities on deposit with a domestic custodian bank. Certain Funds maintain investments in ADRs, as well as direct investments in foreign securities, which involve special risks. These securities may be subject to foreign government taxes that reduce their attractiveness. Other risks of investing in such securities include political or economic instability in the country involved, the difficulty of predicting international trade patterns and the possibility of the imposition of exchange controls. Foreign issuers generally are not subject to uniform accounting, auditing and financial reporting standards comparable to those applicable to domestic issuers. There is generally less regulation of stock exchanges, brokers, banks and companies abroad than in the United States. With respect to certain foreign countries, there is a possibility of expropriation or diplomatic developments, which could adversely affect investment in these countries. ADRs do not lessen the risk of investing in foreign issuers; however, by investing in ADRs rather than directly in foreign issuers’ stock, the Funds will avoid currency risks during the settlement period for purchases or sales. In addition, the domestic market for ADRs may be more liquid than the foreign market for the underlying securities.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Substantially all of the Small-Cap Equity Fund’s investments are in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector.

SARF invests in a collective investment fund that maintains investments in contracts issued by insurance companies, banks and financial institutions. The issuing institution’s ability to meet its contractual obligations under the respective contracts may be affected by future economic and regulatory developments.

6.    Securities Lending Income

A portion of the income generated upon investment in the Russell 3000 Index Securities Lending Fund is remitted to the Index Equity Fund, and the remainder is allocated between the Fund and State Street Bank in its capacity as lending agent. Negotiated lenders’ fees are received for those loans collateralized by securities or letters of credit, if any. Securities lending fee income, if any, is recorded on an accrual basis by the Fund.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1

American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1

American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2

American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.3

American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-_____ and incorporated herein by reference thereto.

3.4

American Bar Association Members/State Street Collective Trust, Fourth Amended and Restated Fund Declaration for the Intermediate Bond Fund included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.5

American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Balanced Fund included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.6

American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7

American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.8

American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Index Equity Fund included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.9

American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Small-Cap Equity Fund included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.10

American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11

American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.12

American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13

American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

4.1

American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Structured Portfolio Service, included in Exhibits No. 3.1 through 3.13 above.

10.1

Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2

Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3

Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.4

Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.5

American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6

American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1

Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.8

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.10

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.11

Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

10.12

Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13

Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.14

Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.15

Investment Advisor Agreement dated July 31, 1995 by and between State Street Bank and Trust Company and Sanford Bernstein & Co. Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.16

Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

10.17

Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.18

Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc. included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.19

Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

99.1*	Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Beth W. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.