Form 10-Q
period 2003-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2003-05-15
CIK 878375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                           ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                       Commission file number 333-104043

                       AMERICAN BAR ASSOCIATION MEMBERS/
                         STATE STREET COLLECTIVE TRUST
            (Exact name of registrant as specified in its charter)

                                ---------------

            Massachusetts                                     04-6691601
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

         225 Franklin Street                                     02110
        Boston, Massachusetts                                 (ZIP Code)
   (Address of principal executive
              offices)


                Registrant's telephone number : (617) 786-3000

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No __

        TABLE OF CONTENTS

                                                                     Page
                                                                     ----

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements (Unaudited)........................1

        Balanced Fund
               Statement of Assets and Liabilities .....................1
               Statement of Operations .................................2
               Statement of Changes in Net Assets ......................3
               Per-Unit Data and Ratios ................................4

        Index Equity Fund
               Statement of Assets and Liabilities .....................5
               Statement of Operations .................................6
               Statement of Changes in Net Assets ......................7
               Per-Unit Data and Ratios ................................8

        Intermediate Bond Fund
               Statement of Assets and Liabilities .....................9
               Statement of Operations ................................10
               Statement of Changes in Net Assets .....................11
               Per-Unit Data and Ratios ...............................12

        International Equity Fund
               Statement of Assets and Liabilities ....................13
               Statement of Operations ................................14
               Statement of Changes in Net Assets .....................15
               Per-Unit Data and Ratios ...............................16

        Large-Cap Growth Equity Fund
               Statement of Assets and Liabilities ....................17
               Statement of Operations ................................18
               Statement of Changes in Net Assets .....................19
               Per-Unit Data and Ratios ...............................20

        Large-Cap Value Equity Fund
               Statement of Assets and Liabilities ....................21
               Statement of Operations ................................22
               Statement of Changes in Net Assets .....................23
               Per-Unit Data and Ratios ...............................24

        Mid-Cap Growth Equity Fund
               Statement of Assets and Liabilities ....................25
               Statement of Operations ................................26
               Statement of Changes in Net Assets .....................27
               Per-Unit Data and Ratios ...............................28

        Mid-Cap Value Equity Fund
               Statement of Assets and Liabilities ....................29
               Statement of Operations ................................30
               Statement of Changes in Net Assets .....................31

                                                                     Page
                                                                     ----

               Per-Unit Data and Ratios ...............................32

        Small-Cap Equity Fund
               Statement of Assets and Liabilities ....................33
               Statement of Operations ................................34
               Statement of Changes in Net Assets .....................35
               Per-Unit Data and Ratios ...............................36

        Stable Asset Return Fund
               Statement of Assets and Liabilities ....................37
               Statement of Operations ................................38
               Statement of Changes in Net Assets .....................39
               Per-Unit Data and Ratios ...............................40

        Structured Portfolio Service - Conservative Portfolio
               Statement of Assets and Liabilities ....................41
               Statement of Operations ................................42
               Statement of Changes in Net Assets .....................43
               Per-Unit Data and Ratios ...............................44

        Structured Portfolio Service - Moderate Portfolio
               Statement of Assets and Liabilities ....................45
               Statement of Operations ................................46
               Statement of Changes in Net Assets .....................47
               Per-Unit Data and Ratios ...............................48

        Structured Portfolio Service - Aggressive Portfolio
               Statement of Assets and Liabilities ....................49
               Statement of Operations ................................50
               Statement of Changes in Net Assets .....................51
               Per-Unit Data and Ratios ...............................52

        Notes to Unaudited Financial Statements .......................53

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of Operations ........66

        Item 4. Procedures and Controls ...............................69

PART II. OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds .............70

        Item 5. Other Information .....................................70

        Item 6. Exhibits and Reports on Form 8-K ......................71

SIGNATURES ............................................................72

CERTIFICATIONS ........................................................73

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)



         American Bar Association Members/State Street Collective Trust

                                  Balanced Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $443,746,662)                                                          $415,888,722
     Cash                                                                                                    648,204
     Receivable for investments sold                                                                      17,911,125
     Receivable for fund units sold                                                                                0
     Dividends and interest receivable                                                                     1,155,085
     Other assets                                                                                              5,599
                                                                                             ------------------------

          Total assets                                                                                   435,608,735
                                                                                             ------------------------

Liabilities
     Payable for investments purchased                                                                    72,791,190
     Payable for fund units purchased                                                                      2,625,984
     Accrued expenses                                                                                        289,219
     Other liabilities                                                                                         9,643
                                                                                             ------------------------

          Total liabilities                                                                               75,716,036
                                                                                             ------------------------


Net Assets                                                                                              $359,892,699
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($359,892,699/ 6,240,226 units outstanding)                                                                   $57.67
                                                                                             ========================



  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                  Balanced Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income                                                                                        $723,278
     Interest income                                                                                       1,723,402
                                                                                             ------------------------

          Total investment income                                                                          2,446,680

Expenses:
     Investment advisory fee                                                                                 209,438
     State Street Bank and Trust Company - program fee                                                       320,020
     American Bar Retirement Association - program fee                                                        44,276
     Trustee, management and administration fees                                                              77,481
     Other expenses                                                                                           50,392
                                                                                             ------------------------

          Total expenses                                                                                     701,607
                                                                                             ------------------------


          Net investment income                                                                            1,745,073
                                                                                             ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                                                    (3,020,376)
          Unrealized depreciation of investments during the period                                         1,510,209
                                                                                             ------------------------

          Net loss on investments                                                                         (1,510,167)
                                                                                             ------------------------

          Net increase in net assets resulting from operations                                              $234,906
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

         American Bar Association Members/State Street Collective Trust

                                  Balanced Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                           $1,745,073
          Net realized gain (loss) on investments                                                         (3,020,376)
          Unrealized depreciation of investments during the period                                         1,510,209
                                                                                             ------------------------

          Net increase in net assets resulting from operations                                               234,906
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                     4,358,970
          Cost of units redeemed                                                                         (14,035,359)

          Net decrease in net assets resulting from participant transactions                              (9,676,389)
                                                                                             ------------------------

                    Total decrease in net assets                                                          (9,441,483)

Net Assets:
          Beginning of period                                                                            369,334,182
                                                                                             ------------------------
          End of period                                                                                 $359,892,699
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                  6,408,195
               Sold                                                                                           75,610
               Redeemed                                                                                     (243,579)

          Outstanding-end of period                                                                        6,240,226
                                                                                             ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                  Balanced Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:
                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003

                                                                                             ------------------------
Investment income                                                                                              $0.39
Expenses                                                                                                       (0.11)

                                                                                             ------------------------
Net investment income                                                                                           0.28
Net realized and unrealized loss on investments                                                                (0.24)

                                                                                             ------------------------
Net increase in unit value                                                                                      0.04
Net asset value at beginning of period                                                                         57.63

                                                                                             ------------------------

Net asset value at end of period                                                                              $57.67

                                                                                             ========================
Ratio of expenses to average net assets*                                                                       0.78%
Ratio of net investment income to average net assets*                                                          1.94%
Portfolio turnover**                                                                                             43%
Total return                                                                                                   0.08%
Number of units outstanding at end of period (in thousands)                                                    6,240
-----------------------------------------------------------------------------------
*Annualized
**Not annualized




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                Index Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $326,089,092)                                                          $219,215,505
     Cash                                                                                                     75,975
     Receivable for investments sold                                                                               0
     Receivable for fund units sold                                                                                0
     Dividends and interest receivable                                                                             0
     Other assets                                                                                              1,319
                                                                                             ------------------------

          Total  assets                                                                                  219,292,799
                                                                                             ------------------------

Liabilities
     Payable for investments purchased                                                                        75,975
     Payable for fund units purchased                                                                      2,007,952
     Accrued expenses                                                                                        103,313
     Other liabilities                                                                                            24
                                                                                             ------------------------

          Total liabilities                                                                                2,187,264
                                                                                             ------------------------


Net Assets                                                                                              $217,105,535
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($217,105,535/10,775,845 units outstanding)                                                                   $20.15
                                                                                             ========================



  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                Index Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income                                                                                              $0
     Interest income                                                                                               0
     Securities Lending income                                                                                12,778
                                                                                             ------------------------

          Total investment income                                                                             12,778

Expenses:
     Investment advisory fee                                                                                       0
     State Street Bank and Trust Company - program fee                                                       191,420
     American Bar Retirement Association - program fee                                                        26,494
     Trustee, management and administration fees                                                              46,356
     Other expenses                                                                                           30,146
                                                                                             ------------------------

          Total expenses                                                                                     294,416
                                                                                             ------------------------

          Net investment loss                                                                               (281,638)
                                                                                             ------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                                           (1,875,179)
          Unrealized depreciation of investments during the period                                        (5,142,910)
                                                                                             ------------------------

          Net loss on investments                                                                         (7,018,089)
                                                                                             ------------------------

          Net decrease in net assets resulting from operations                                           $(7,299,727)
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

         American Bar Association Members/State Street Collective Trust

                                Index Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                              ($281,638)
          Net realized loss on investments                                                                (1,875,179)
          Unrealized depreciation of investments during the period                                        (5,142,910)
                                                                                             ------------------------

          Net decrease in net assets resulting from operations                                            (7,299,727)
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                     9,159,226
          Cost of units redeemed                                                                          (4,376,013)

          Net increase in net assets resulting from participant transactions                               4,783,213
                                                                                             ------------------------

                    Total decrease in net assets                                                          (2,516,514)

Net Assets:
          Beginning of period                                                                            219,622,049
                                                                                             ------------------------
          End of period                                                                                 $217,105,535
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                 10,551,355
               Sold                                                                                          444,967
               Redeemed                                                                                     (220,477)

          Outstanding-end of period                                                                       10,775,845
                                                                                             ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                                Index Equity Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:
                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003

                                                                                             ------------------------
Investment income                                                                                              $0.00
Expenses                                                                                                       (0.03)

                                                                                             ------------------------
Net investment income (loss)                                                                                   (0.03)
Net realized and unrealized gain (loss) on investments                                                         (0.63)

                                                                                             ------------------------
Net increase (decrease) in unit value                                                                          (0.66)
Net asset value at beginning of period                                                                         20.81

                                                                                             ------------------------

Net asset value at end of period                                                                              $20.15

                                                                                             ========================
Ratio of expenses to average net assets*                                                                       0.55%
Ratio of net investment income to average net assets*                                                         (0.52%)
Portfolio turnover**                                                                                              1%
Total return                                                                                                  (3.21%)
Number of units outstanding at end of period (in thousands)                                                   10,776
-----------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund  in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                              Intermediate Bond Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                March 31, 2003
                                                                                            ------------------------
Assets
     Investments, at value (cost $279,360,827)                                                         $284,487,051
     Cash                                                                                                23,833,472
     Receivable for investments sold                                                                     14,731,789
     Receivable for foreign currency sold                                                                16,867,715
     Receivable for fund units sold                                                                         193,023
     Dividends and interest receivable                                                                    1,278,141
     Other assets                                                                                             1,350
                                                                                            ------------------------

          Total assets                                                                                  341,392,541
                                                                                            ------------------------

Liabilities
     Payable for investments purchased                                                                   87,440,664
     Payable for foreign currency purchased                                                              16,721,644
     Payable for fund units purchased                                                                     1,453,083
     Accrued expenses                                                                                       176,112
     Written options value (premium 213,541)                                                                225,236
     Other liabilities                                                                                            0
                                                                                            ------------------------

          Total liabilities                                                                             106,016,739
                                                                                            ------------------------


Net Assets                                                                                             $235,375,802
                                                                                            ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($235,375,802/13,383,427 units outstanding)                                                                  $17.59
                                                                                            ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                              Intermediate Bond Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income                                                                                              $0
     Interest income                                                                                       2,129,343
                                                                                             ------------------------

          Total investment income                                                                          2,129,343

Expenses:
     Investment advisory fee                                                                                 162,893
     State Street Bank and Trust Company - program fee                                                       199,425
     American Bar Retirement Association - program fee                                                        27,550
     Trustee, management and administration fees                                                              48,209
     Other expenses                                                                                           31,359
                                                                                             ------------------------

          Total expenses                                                                                     469,436
                                                                                             ------------------------

          Net investment income                                                                            1,659,907
                                                                                             ------------------------

Realized and unrealized gain on investments:
          Net realized gain on investments sold                                                              378,778
          Unrealized appreciation of investments during the period                                         1,517,225
                                                                                             ------------------------

          Net gain on investments                                                                          1,896,003
                                                                                             ------------------------

          Net increase in net assets resulting from operations                                            $3,555,910
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

         American Bar Association Members/State Street Collective Trust

                              Intermediate Bond Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                           $1,659,907
          Net realized gain on investments                                                                   378,778
          Unrealized appreciation of investments during the period                                         1,517,225
                                                                                             ------------------------

          Net increase in net assets resulting from operations                                             3,555,910
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                    20,498,390
          Cost of units redeemed                                                                          (4,606,681)

          Net increase in net assets resulting from participant transactions                              15,891,709
                                                                                             ------------------------

                    Total increase in net assets                                                          19,447,619

Net Assets:
          Beginning of period                                                                            215,928,183
                                                                                             ------------------------
          End of period                                                                                 $235,375,802
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                 12,473,074
               Sold                                                                                        1,174,052
               Redeemed                                                                                     (263,699)

          Outstanding-end of period                                                                       13,383,427
                                                                                             ========================





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                              Intermediate Bond Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:
                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003

                                                                                             ------------------------
Investment income                                                                                              $0.17
Expenses                                                                                                       (0.04)

                                                                                             ------------------------
Net investment income                                                                                           0.13
Net realized and unrealized gain on investments                                                                 0.15

                                                                                             ------------------------
Net increase in unit value                                                                                      0.28
Net asset value at beginning of period                                                                         17.31

                                                                                             ------------------------

Net asset value at end of period                                                                              $17.59

                                                                                             ========================
Ratio of expenses to average net assets*                                                                       0.84%
Ratio of net investment income to average net assets*                                                          2.97%
Portfolio turnover**                                                                                            134%
Total return                                                                                                   1.59%
Number of units outstanding at end of period (in thousands)                                                   13,383
-----------------------------------------------------------------------------------
*Annualized
**Not annualized





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            International Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $38,764,977)                                                            $34,787,054
     Cash                                                                                                  1,227,736
     Receivable for investments sold                                                                      38,734,379
     Receivable for fund units sold                                                                          735,981
     Dividends and interest receivable                                                                       186,957
     Other assets                                                                                             38,136
                                                                                             ------------------------

          Total assets                                                                                    75,710,243
                                                                                             ------------------------

Liabilities
     Payable for investments purchased
     Payable for fund units purchased                                                                        877,331
     Accrued expenses                                                                                         75,910
     Other liabilities                                                                                        23,796
                                                                                             ------------------------

          Total liabilities                                                                                  977,037
                                                                                             ------------------------


Net Assets                                                                                               $74,733,206
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($74,733,206/6,017,637 units outstanding)                                                                     $12.42
                                                                                             ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            International Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income (net of taxes withheld $29,415)                                                        $214,485
     Interest income                                                                                             905
                                                                                             ------------------------

          Total investment income                                                                            215,390

Expenses:
     Investment advisory fee                                                                                  35,950
     State Street Bank and Trust Company - program fee                                                        67,007
     American Bar Retirement Association - program fee                                                         9,269
     Trustee, management and administration fees                                                               6,386
     Other expenses                                                                                           10,549
                                                                                             ------------------------

          Total expenses                                                                                     129,161
                                                                                             ------------------------

          Net investment income                                                                               86,229
                                                                                             ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized loss on investments sold                                                          (12,955,772)
          Unrealized depreciation of investments during the period                                         5,378,907
                                                                                             ------------------------

          Net loss on investments                                                                         (7,576,865)
                                                                                             ------------------------

          Net decrease in net assets resulting from operations                                           $(7,490,636)
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

         American Bar Association Members/State Street Collective Trust

                            International Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                              $86,229
          Net realized loss on investments                                                               (12,955,772)
          Unrealized depreciation of investments during the period                                         5,378,907
                                                                                             ------------------------

          Net decrease in net assets resulting from operations                                            (7,490,636)
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                    20,096,575
          Cost of units redeemed                                                                         (16,112,469)

          Net increase in net assets resulting from participant transactions                               3,984,106
                                                                                             ------------------------

                    Total decrease in net assets                                                          (3,506,530)

Net Assets:
          Beginning of period                                                                             78,239,736
                                                                                             ------------------------
          End of period                                                                                  $74,733,206
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                  5,710,177
               Sold                                                                                        1,600,962
               Redeemed                                                                                   (1,293,502)

          Outstanding-end of period                                                                        6,017,637
                                                                                             ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            International Equity Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                          For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003

                                                                                             ------------------------
Investment income                                                                                              $0.04
Expenses                                                                                                       (0.02)

                                                                                             ------------------------
Net investment income                                                                                           0.02
Net realized and unrealized loss on investments                                                                (1.30)

                                                                                             ------------------------
Net increase (decrease) in unit value                                                                          (1.28)
Net asset value at beginning of period                                                                         13.70

                                                                                             ------------------------

Net asset value at end of period                                                                              $12.42

                                                                                             ========================
Ratio of expenses to average net assets*                                                                       0.69%
Ratio of net investment income to average net assets*                                                          0.46%
Portfolio turnover**                                                                                             27%
Total return                                                                                                  (9.36%)
Number of units outstanding at end of period (in thousands)                                                    6,018
-----------------------------------------------------------------------------------
*Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a registered investment company, reflects purchases and sales of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           Large-Cap Growth Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $730,647,523)                                                          $653,725,400
     Cash                                                                                                    139,174
     Receivable for investments sold                                                                         581,658
     Receivable for fund units sold                                                                                0
     Dividends and interest receivable                                                                       453,013
     Other assets                                                                                              4,044
                                                                                             ------------------------

          Total assets                                                                                   654,903,289
                                                                                             ------------------------

Liabilities
     Payable for investments purchased                                                                       510,389
     Payable for fund units purchased                                                                      5,208,399
     Accrued expenses                                                                                        597,098
     Other liabilities                                                                                        12,653
                                                                                             ------------------------

          Total liabilities                                                                                6,328,539
                                                                                             ------------------------


Net Assets                                                                                              $648,574,750
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($648,574,750/19,666,120 units outstanding)                                                                   $32.98
                                                                                             ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           Large-Cap Growth Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                                For the period
                                                                                                January 1, 2003
                                                                                               to March 31, 2003
                                                                                            ------------------------
Investment income:
     Dividend income                                                                                     $1,468,253
     Interest income                                                                                         13,877
     Securities Lending income                                                                                1,785
     Other income                                                                                            29,068
                                                                                            ------------------------

          Total investment income                                                                         1,512,983

Expenses:
     Investment advisory fee                                                                                303,243
     State Street Bank and Trust Company - program fee                                                      575,540
     American Bar Retirement Association - program fee                                                       79,665
     Trustee, management and administration fees                                                            139,399
     Other expenses                                                                                          90,652
                                                                                            ------------------------

          Total expenses                                                                                  1,188,499

          Net investment income                                                                             324,484
                                                                                            ------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                                         (11,999,460)
          Unrealized appreciation of investments during the period                                        5,806,221
                                                                                            ------------------------

          Net loss on investments                                                                        (6,193,239)
                                                                                            ------------------------

          Net decrease in net assets resulting from operations                                          ($5,868,755)
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

         American Bar Association Members/State Street Collective Trust

                           Large-Cap Growth Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                For the period
                                                                                                January 1, 2003
                                                                                               to March 31, 2003
                                                                                             -----------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                            $324,484
          Net realized loss on investments                                                              (11,999,460)
          Unrealized appreciation of investments during the period                                        5,806,221

                                                                                             -----------------------

          Net decrease in net assets resulting from operations                                           (5,868,755)
                                                                                             -----------------------


Participant transactions:
          Proceeds from sales of units                                                                    5,657,388
          Cost of units redeemed                                                                        (24,293,017)

          Net decrease in net assets resulting from participant transactions                            (18,635,629)
                                                                                             -----------------------

                    Total decrease in net assets                                                        (24,504,384)

Net Assets:
          Beginning of period                                                                           673,079,134
                                                                                             -----------------------
          End of period                                                                                $648,574,750
                                                                                             =======================

Number of units:
          Outstanding-beginning of period                                                                20,241,073
               Sold                                                                                         170,257
               Redeemed                                                                                    (745,210)

          Outstanding-end of period                                                                      19,666,120
                                                                                             =======================





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                           Large-Cap Growth Equity Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:
                                                                                                For the period
                                                                                                January 1, 2003
                                                                                               to March 31, 2003

                                                                                             -----------------------
Investment income                                                                                             $0.08
Expenses                                                                                                      (0.06)

                                                                                             -----------------------
Net investment income                                                                                          0.02
Net realized and unrealized loss on investments                                                               (0.29)

                                                                                             -----------------------
Net decrease in unit value                                                                                    (0.27)
Net asset value at beginning of period                                                                        33.25

                                                                                             -----------------------

Net asset value at end of period                                                                             $32.98

                                                                                             =======================
Ratio of expenses to average net assets*                                                                      0.73%
Ratio of net investment income to average net assets*                                                         0.20%
Portfolio turnover**                                                                                             4%
Total return                                                                                                 (0.78%)
Number of units outstanding at end of period (in thousands)                                                  19,666
--------------------------------------------------------------------------------
*Annualized
**Not annualized





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                          Large-Cap Value Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $231,965,366)                                                          $198,098,680
     Cash                                                                                                    552,311
     Receivable for investments sold                                                                           2,436
     Receivable for fund units sold                                                                                0
     Dividends and interest receivable                                                                       332,706
     Other assets                                                                                              1,318
                                                                                             ------------------------

          Total  assets                                                                                  198,987,451
                                                                                             ------------------------

Liabilities
     Payable for investments purchased                                                                             0
     Payable for fund units purchased                                                                      1,971,268
     Accrued expenses                                                                                        139,349
     Other liabilities                                                                                             0
                                                                                             ------------------------

          Total liabilities                                                                                2,110,617
                                                                                             ------------------------


Net Assets                                                                                              $196,876,834
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($196,876,834/9,005,489 units outstanding)                                                                    $21.86
                                                                                             ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                          Large-Cap Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income                                                                                      $1,105,099
     Interest income                                                                                          12,621
     Securities Lending income                                                                                 2,610
                                                                                             ------------------------

          Total investment income                                                                          1,120,330

Expenses:
     Investment advisory fee                                                                                 118,548
     State Street Bank and Trust Company - program fee                                                       176,526
     American Bar Retirement  Association - program  fee                                                      24,433
     Trustee, management and administration fees                                                              42,752
     Other expenses                                                                                           27,802
                                                                                             ------------------------

          Total expenses                                                                                     390,061
                                                                                             ------------------------

          Net investment income                                                                              730,269
                                                                                             ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain (loss) on investments sold                                                    (3,824,191)
          Unrealized appreciation (depreciation) of investments during the period                         (6,405,851)
                                                                                             ------------------------

          Net gain (loss) on investments                                                                 (10,230,042)
                                                                                             ------------------------

          Net increase (decrease) in net assets resulting from operations                                $(9,499,773)
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

         American Bar Association Members/State Street Collective Trust

                          Large-Cap Value Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                             $730,269
          Net realized gain (loss) on investments                                                         (3,824,191)
          Unrealized appreciation (depreciation) of investments during the period                         (6,405,851)
                                                                                             ------------------------

          Net increase (decrease) in net assets resulting from operations                                 (9,499,773)
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                    10,278,159
          Cost of units redeemed                                                                          (8,358,452)

          Net increase in net assets resulting from participant transactions                               1,919,707
                                                                                             ------------------------

                    Total increase (decrease) in net assets                                               (7,580,066)

Net Assets:
          Beginning of period                                                                            204,456,900
                                                                                             ------------------------
          End of period                                                                                 $196,876,834
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                  8,936,013
               Sold                                                                                          449,151
               Redeemed                                                                                     (379,675)

          Outstanding-end of period                                                                        9,005,489
                                                                                             ========================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                          Large-Cap Value Equity Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:
                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003

                                                                                             ------------------------
Investment income                                                                                              $0.12
Expenses                                                                                                       (0.04)

                                                                                             ------------------------
Net investment income                                                                                           0.08
Net realized and unrealized gain (loss) on investments                                                         (1.10)

                                                                                             ------------------------
Net increase (decrease) in unit value                                                                          (1.02)
Net asset value at beginning of period                                                                         22.88

                                                                                             ------------------------

Net asset value at end of period                                                                              $21.86

                                                                                             ========================
Ratio of expenses to average net assets*                                                                       0.79%
Ratio of net investment income to average net assets*                                                          1.47%
Portfolio turnover**                                                                                              4%
Total return                                                                                                  (4.45%)
Number of units outstanding at end of period (in thousands)                                                    9,005
-----------------------------------------------------------------------------------
*Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a registered investment company, reflects purchases and sales of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                March 31, 2003
                                                                                            -----------------------
Assets
     Investments, at value (cost $10,410,460)                                                          $10,921,836
     Cash                                                                                                    1,362
     Receivable for investments sold                                                                       216,586
     Receivable for fund units sold                                                                              0
     Dividends and interest receivable                                                                         989
     Other assets                                                                                               74
                                                                                            -----------------------

          Total assets                                                                                  11,140,847
                                                                                            -----------------------

Liabilities
     Payable for investments purchased                                                                     181,945
     Payable for fund units purchased                                                                       95,098
     Accrued expenses                                                                                       20,973
     Other liabilities                                                                                           0
                                                                                            -----------------------

          Total liabilities                                                                                298,016
                                                                                            -----------------------


Net Assets                                                                                             $10,842,831
                                                                                            =======================


Net asset value, redemption price and offering price per unit of beneficial interest
($10,842,831/944,784 units outstanding)                                                                     $11.48
                                                                                            =======================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                                                For the period
                                                                                               January 1, 2003
                                                                                              to March 31, 2003
                                                                                            -----------------------
Investment income:
     Dividend income                                                                                        $3,866
     Interest income                                                                                         2,276
                                                                                            -----------------------

          Total investment income                                                                            6,142

Expenses:
     Investment advisory fee                                                                                15,801
     State Street Bank and Trust Company - program fee                                                       8,658
     American Bar Retirement Association - program fee                                                       1,197
     Trustee, management and administration fees                                                             2,095
     Other expenses                                                                                          1,362
                                                                                            -----------------------

          Total expenses                                                                                    29,113
                                                                                            -----------------------

          Net investment loss                                                                              (22,971)
                                                                                            -----------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                                           (218,507)
          Unrealized appreciation of investments during the period                                         294,559
                                                                                            -----------------------

          Net gain on investments                                                                           76,052
                                                                                            -----------------------

          Net increase in net assets resulting from operations                                             $53,081
                                                                                            =======================




  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                For the period
                                                                                               January 1, 2003
                                                                                              to March 31, 2003
                                                                                            -----------------------
Increase (decrease) in net assets from:
Operations:
          Net investment loss                                                                             $(22,971)
          Net realized loss on investments                                                                (218,507)
          Unrealized appreciation of investments during the period                                         294,559
                                                                                            -----------------------

          Net increase in net assets resulting from operations                                              53,081
                                                                                            -----------------------


Participant transactions:
          Proceeds from sales of units                                                                   3,236,584
          Cost of units redeemed                                                                        (1,013,428)

          Net increase in net assets resulting from participant transactions                             2,223,156
                                                                                            -----------------------

                    Total increase in net assets                                                         2,276,237

Net Assets:
          Beginning of period                                                                            8,566,594
                                                                                            -----------------------
          End of period                                                                                $10,842,831
                                                                                            =======================

Number of units:
          Outstanding-beginning of period                                                                  753,447
               Sold                                                                                        280,847
               Redeemed                                                                                    (89,510)

          Outstanding-end of period                                                                        944,784
                                                                                            =======================







  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                         For the period
                                                                                               January 1, 2003
                                                                                              to March 31, 2003

                                                                                            -----------------------
Investment income                                                                                            $0.01
Expenses                                                                                                     (0.03)

                                                                                            -----------------------
Net investment income (loss)                                                                                 (0.02)
Net realized and unrealized gain on investments                                                               0.13

                                                                                            -----------------------
Net increase in unit value                                                                                    0.11
Net asset value at beginning of period                                                                       11.37

                                                                                            -----------------------

Net asset value at end of period                                                                            $11.48

                                                                                            =======================
Ratio of expenses to average net assets*                                                                     1.20%
Ratio of net investment income (loss) to average net assets*                                                 (0.95)
Portfolio turnover**                                                                                           37%
Total return                                                                                                 0.95%
Number of units outstanding at end of period (in thousands)                                                    945
-----------------------------------------------------------------------------------
*Annualized
** Not annualized.





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Mid-Cap Value Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                   March 31, 2003
                                                                                               ------------------------
Assets
     Investments, at value (cost $12,823,671)                                                              $12,138,600
     Cash                                                                                                        2,226
     Receivable for investments sold                                                                           176,716
     Receivable for fund  units sold                                                                            18,687
     Dividends and interest receivable                                                                           9,803
     Other assets                                                                                                   55
                                                                                               ------------------------

          Total  assets                                                                                     12,346,087
                                                                                               ------------------------

Liabilities
     Payable for investments purchased                                                                         960,806
     Payable for fund units purchased                                                                           85,157
     Accrued expenses                                                                                           11,797
     Other liabilities                                                                                               0
                                                                                               ------------------------

          Total liabilities                                                                                  1,057,760
                                                                                               ------------------------


Net Assets                                                                                                 $11,288,327
                                                                                               ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($11,288,327/1,232,326 units outstanding)                                                                        $9.16
                                                                                               ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Mid-Cap Value Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                                   For the period
                                                                                                   January 1, 2003
                                                                                                  to March 31, 2003
                                                                                               ------------------------
Investment income:
     Dividend income                                                                                           $26,997
     Interest income                                                                                             3,809
                                                                                               ------------------------

          Total investment income                                                                               30,806

Expenses:
     Investment advisory fee                                                                                    17,768
     State Street Bank and Trust Company - program fee                                                           8,434
     American Bar Retirement Association - program fee                                                           1,167
     Trustee, management and administration fees                                                                 2,041
     Other expenses                                                                                              1,328
                                                                                               ------------------------

          Total expenses                                                                                        30,738
                                                                                               ------------------------

          Net investment income                                                                                     68
                                                                                               ------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                                                (80,163)
          Unrealized depreciation of investments during the period                                            (525,899)
                                                                                               ------------------------

          Net loss on investments                                                                             (606,062)
                                                                                               ------------------------

          Net decrease in net assets resulting from operations                                               ($605,994)
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

         American Bar Association Members/State Street Collective Trust

                            Mid-Cap Value Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                   For the period
                                                                                                   January 1, 2003
                                                                                                  to March 31, 2003
                                                                                               ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                                    $68
          Net realized loss on investments                                                                     (80,163)
          Unrealized depreciation of investments during the period                                            (525,899)
                                                                                               ------------------------

          Net decrease in net assets resulting from operations                                                (605,994)
                                                                                               ------------------------


Participant transactions:
          Proceeds from sales of units                                                                       3,418,224
          Cost of units redeemed                                                                              (450,248)

          Net increase in net assets resulting from participant transactions                                 2,967,976
                                                                                               ------------------------

                    Total increase in net assets                                                             2,361,982

Net Assets:
          Beginning of period                                                                                8,926,345
                                                                                               ------------------------
          End of period                                                                                    $11,288,327
                                                                                               ========================

Number of units:
          Outstanding-beginning of period                                                                      912,372
               Sold                                                                                            367,641
               Redeemed                                                                                        (47,687)

          Outstanding-end of period                                                                          1,232,326
                                                                                               ========================







  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                            Mid-Cap Value Equity Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                   January 1, 2003
                                                                                                  to March 31, 2003

                                                                                               ------------------------
Investment income                                                                                                $0.03
Expenses                                                                                                         (0.03)

                                                                                               ------------------------
Net investment income                                                                                             0.00
Net realized and unrealized gain (loss) on investments                                                           (0.62)

                                                                                               ------------------------
Net increase (decrease) in unit value                                                                            (0.62)
Net asset value at beginning of period                                                                            9.78

                                                                                               ------------------------

Net asset value at end of period                                                                                 $9.16

                                                                                               ========================
Ratio of expenses to average net assets*                                                                         1.30%
Ratio of net investment income to average net assets*                                                            0.00%
Portfolio turnover**                                                                                                8%
Total return                                                                                                    (6.34%)
Number of units outstanding at end of period (in thousands)                                                      1,232
-----------------------------------------------------------------------------------
*Annualized
** Not annualized.





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                              Small-Cap Equity Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $260,676,593)                                                          $210,909,408
     Cash                                                                                                    515,571
     Receivable for investments sold                                                                         956,867
     Receivable for fund units sold                                                                                0
     Dividends and interest receivable                                                                       197,912
     Other assets                                                                                              1,311
                                                                                             ------------------------

          Total  assets                                                                                  212,581,069
                                                                                             ------------------------

Liabilities
     Payable for investments purchased                                                                       423,673
     Payable for fund units purchased                                                                      1,753,463
     Accrued expenses                                                                                        313,642
     Other liabilities                                                                                             0
                                                                                             ------------------------

          Total liabilities                                                                                2,490,778
                                                                                             ------------------------


Net Assets                                                                                              $210,090,291
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($210,090,291/5,132,600 units outstanding)                                                                    $40.93
                                                                                             ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                              Small-Cap Equity Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income                                                                                        $454,064
     Interest income                                                                                          42,645
     Other income                                                                                             38,742
                                                                                             ------------------------

          Total investment income                                                                            535,451

Expenses:
     Investment advisory fee                                                                                 232,286
     State Street Bank and Trust Company - program fee                                                       188,190
     American Bar Retirement Association - program fee                                                        26,051
     Trustee, management and administration fees                                                              45,594
     Other expenses                                                                                           29,650
                                                                                             ------------------------

          Total expenses                                                                                     521,771
                                                                                             ------------------------


          Net investment income                                                                               13,680
                                                                                             ------------------------

Realized and unrealized loss on investments:
          Net realized loss on investments sold                                                          (10,398,471)
          Unrealized depreciation of investments during the period                                           168,185
                                                                                             ------------------------

          Net loss on investments                                                                        (10,230,286)
                                                                                             ------------------------

          Net decrease in net assets resulting from operations                                          ($10,216,606)
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

         American Bar Association Members/State Street Collective Trust

                              Small-Cap Equity Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                              $13,680
          Net realized loss on investments                                                               (10,398,471)
          Unrealized depreciation of investments during the period                                           168,185
                                                                                             ------------------------

          Net decrease in net assets resulting from operations                                           (10,216,606)
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                     3,783,774
          Cost of units redeemed                                                                          (6,777,746)

          Net decrease in net assets resulting from participant transactions                              (2,993,972)
                                                                                             ------------------------

                    Total decrease in net assets                                                         (13,210,578)

Net Assets:
          Beginning of period                                                                            223,300,869
                                                                                             ------------------------
          End of period                                                                                 $210,090,291
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                  5,207,132
               Sold                                                                                           89,460
               Redeemed                                                                                     (163,992)

          Outstanding-end of period                                                                        5,132,600
                                                                                             ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                              Small-Cap Equity Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                          For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003

                                                                                             ------------------------
Investment income                                                                                              $0.10
Expenses                                                                                                       (0.10)

                                                                                             ------------------------
Net investment income                                                                                           0.00
Net realized and unrealized loss on investments                                                                (1.95)

                                                                                             ------------------------
Net increase (decrease) in unit value                                                                          (1.95)
Net asset value at beginning of period                                                                         42.88

                                                                                             ------------------------

Net asset value at end of period                                                                              $40.93

                                                                                             ========================
Ratio of expenses to average net assets*                                                                       0.99%
Ratio of net investment income to average net assets*                                                          0.03%
Portfolio turnover**                                                                                             11%
Total return                                                                                                  (4.55%)
Number of units outstanding at end of period (in thousands)                                                    5,133
-----------------------------------------------------------------------------------
*Annualized
**Not annualized





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Stable Asset Return Fund


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost  $930,335,088)                                                         $930,335,088
     Cash                                                                                                 $3,007,164
     Interest Receivable                                                                                           0
     Receivable for fund units sold                                                                                0
     Other assets                                                                                              5,443
                                                                                             ------------------------

          Total assets                                                                                   933,347,695
                                                                                             ------------------------


Liabilities
     Payable for investments purchased                                                                     3,007,164
     Payable for fund units redeemed                                                                       3,759,505
     Accrued expenses                                                                                        465,714
     Dividends Payable                                                                                        41,644
                                                                                             ------------------------

          Total liabilities                                                                                7,274,027
                                                                                             ------------------------

Net Assets                                                                                              $926,073,668
                                                                                             ========================


Net asset value, redemption price and offering price per
unit of beneficial interest
($926,073,668/33,003,819 units outstanding)                                                                    28.06
                                                                                             ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Stable Asset Return Fund


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------

Interest income                                                                                           $8,768,773
                                                                                             ------------------------

Expenses:
     State Street Bank and Trust Company - program fee                                                       800,178
     American Bar Retirement Association - program fee                                                       110,577
     Trustee, management and administration fees                                                             193,528
     Other expenses                                                                                          125,883
                                                                                             ------------------------

          Total expenses                                                                                   1,230,166
                                                                                             ------------------------

          Net investment income                                                                           $7,538,607
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

         American Bar Association Members/State Street Collective Trust

                             Stable Asset Return Fund


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                For the period
                                                                                                January 1, 2003
                                                                                               to March 31, 2003
                                                                                            ------------------------
Increase in net assets from:
Operations:
          Net investment income and net increase in net
          assets resulting from operations                                                                7,538,607
                                                                                            ------------------------


Participant transactions:
          Proceeds from sales of units                                                                   57,928,123
          Cost of units redeemed                                                                        (30,735,140)

          Net increase in net assets resulting from
          participant transactions                                                                       27,192,983
                                                                                            ------------------------

                    Total increase in net assets                                                         34,731,590
                                                                                            ------------------------


Net Assets:
          Beginning of period                                                                           891,342,078
                                                                                            ------------------------
          End of period                                                                                $926,073,668
                                                                                            ========================

Number of units:
          Outstanding-beginning of period                                                                32,030,109
               Sold                                                                                       2,073,335
               Redeemed                                                                                  (1,099,625)

          Outstanding-end of period                                                                      33,003,819
                                                                                            ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                             Stable Asset Return Fund


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                           For the period
                                                                                                  January 1, 2003
                                                                                                 to March 31, 2003
                                                                                              ------------------------

Investment income                                                                                               $0.27
Expenses                                                                                                        (0.04)
                                                                                              ------------------------

Net investment income                                                                                            0.23
Net realized and unrealized gain on investments                                                                  0.00
                                                                                              ------------------------

Net increase in unit value                                                                                       0.23
Net asset value at beginning of period                                                                          27.83
                                                                                              ------------------------

Net asset value at end of period                                                                               $28.06
                                                                                              ========================


Ratio of expenses to average net assets*                                                                         .55%
Ratio of net investment income to average net assets*                                                           3.36%
Total return                                                                                                    0.83%
Number of units outstanding at end of period (in thousands)                                                    33,004
-----------------------------------------------------------------------------------
*Annualized







  The accompanying notes are an integral part of these financial statements.

     American Bar Association Members/State Street Collective Trust

           Structured Portfolio Service- Conservative Portfolio


                   Statement of Assets and Liabilities
                                Unaudited



                                                                                                   March 31, 2003
                                                                                                ----------------------
Assets
     Investments, at value (cost $39,329,010)                                                             $39,067,281
     Cash                                                                                                           0
     Receivable for investments sold                                                                          189,738
     Receivable for fund  units sold                                                                                0
     Dividends and interest receivable                                                                              0
     Other assets                                                                                                   0
                                                                                                ----------------------

          Total assets                                                                                     39,257,019
                                                                                                ----------------------

Liabilities
     Payable for investments purchased                                                                        109,001
     Payable for fund units purchased                                                                          80,737
     Accrued expenses                                                                                               0
     Other liabilities                                                                                              0
                                                                                                ----------------------

          Total liabilities                                                                                   189,738
                                                                                                ----------------------


Net Assets                                                                                                $39,067,281
                                                                                                ======================


Net asset value, redemption price and offering price per unit of beneficial interest
($39,067,281/2,458,674 units outstanding)                                                                      $15.89
                                                                                                ======================






  The accompanying notes are an integral part of these financial statements.

     American Bar Association Members/State Street Collective Trust

           Structured Portfolio Service- Conservative Portfolio


                         Statement of Operations
                                Unaudited

                                                                                                   For the period
                                                                                                   January 1, 2003
                                                                                                  to March 31, 2003
                                                                                                ----------------------
Investment income:
     Dividend income                                                                                               $0
     Interest income                                                                                                0
                                                                                                ----------------------

          Total investment income                                                                                   0

Expenses:
     Investment advisory fee                                                                                        0
     State Street Bank and Trust Company - program fee                                                              0
     American Bar Retirement Association - program fee                                                              0
     Trustee, management and administration fees                                                                    0
     Other expenses                                                                                                 0

          Total expenses                                                                                            0
                                                                                                ----------------------

          Net investment income                                                                                     0
                                                                                                ----------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                                36,361
          Unrealized depreciation of investments during the period                                           (278,701)
                                                                                                ----------------------

          Net loss on investments                                                                            (242,340)
                                                                                                ----------------------

          Net decrease in net assets resulting from operations                                              $(242,340)
                                                                                                ======================






  The accompanying notes are an integral part of these financial statements.

     American Bar Association Members/State Street Collective Trust

           Structured Portfolio Service- Conservative Portfolio


                    Statement of Changes in Net Assets
                                Unaudited

                                                                                                   For the period
                                                                                                   January 1, 2003
                                                                                                  to March 31, 2003
                                                                                                ----------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                                    $0
          Net realized gain on investments                                                                     36,361
          Unrealized depreciation of investments during the period                                           (278,701)
                                                                                                ----------------------

          Net decrease in net assets resulting from operations                                               (242,340)
                                                                                                ----------------------


Participant transactions:
          Proceeds from sales of units                                                                      5,535,240
          Cost of units redeemed                                                                             (591,064)

          Net increase in net assets resulting from participant transactions                                4,944,176
                                                                                                ----------------------

                    Total increase in net assets                                                            4,701,836

Net Assets:
          Beginning of period                                                                              34,365,445
                                                                                                ----------------------
          End of period                                                                                   $39,067,281
                                                                                                ======================

Number of units:
          Outstanding-beginning of period                                                                   2,148,004
               Sold                                                                                           348,028
               Redeemed                                                                                       (37,358)

          Outstanding-end of period                                                                         2,458,674
                                                                                                ======================





  The accompanying notes are an integral part of these financial statements.

     American Bar Association Members/State Street Collective Trust

           Structured Portfolio Service- Conservative Portfolio


                         Per-Unit Data and Ratios
                                Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                            For the period
                                                                                                   January 1, 2003
                                                                                                  to March 31, 2003

                                                                                                ----------------------
Investment income                                                                                               $0.00
Expenses                                                                                                         0.00

                                                                                                ----------------------
Net investment income                                                                                            0.00
Net realized and unrealized gain (loss) on investments                                                          -0.11

                                                                                                ----------------------
Net increase (decrease) in unit value                                                                           (0.11)
Net asset value at beginning of period                                                                          16.00

                                                                                                ----------------------

Net asset value at end of period                                                                               $15.89

                                                                                                ======================
Ratio of expenses to average net assets* +                                                                      0.00%
Ratio of net investment income to average net assets*                                                           0.00%
Portfolio turnover**                                                                                              13%
Total return                                                                                                   (0.68%)
Number of units outstanding at end of period (in thousands)                                                     2,459
---------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.
+  Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Moderate Portfolio


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                 March 31, 2003
                                                                                             ------------------------
Assets
     Investments, at value (cost $125,936,067)                                                          $111,885,926
     Cash                                                                                                          0
     Receivable for investments sold                                                                         560,261
     Receivable for fund units sold                                                                                0
     Dividends and interest receivable                                                                             0
     Other assets                                                                                                  0
                                                                                             ------------------------

          Total assets                                                                                  112,446,187
                                                                                             ------------------------

Liabilities
     Payable for investments purchased                                                                       487,948
     Payable for fund units purchased                                                                         72,313
     Accrued expenses                                                                                              0
     Other liabilities                                                                                             0
                                                                                             ------------------------

          Total liabilities                                                                                  560,261
                                                                                             ------------------------


Net Assets                                                                                              $111,885,926
                                                                                             ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($111,885,926/7,308,414 units outstanding)                                                                    $15.31
                                                                                             ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Moderate Portfolio


                             Statement of Operations
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income:
     Dividend income                                                                                              $0
     Interest income                                                                                               0
                                                                                             ------------------------

          Total investment income                                                                                  0

Expenses:
     Investment advisory fee                                                                                       0
     State Street Bank and Trust Company - program fee                                                             0
     American Bar Retirement Association - program fee                                                             0
     Trustee, management and administration fees                                                                   0
     Other expenses                                                                                                0
                                                                                             ------------------------

          Total expenses                                                                                           0
                                                                                             ------------------------

          Net investment income                                                                                    0
                                                                                             ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                              393,289
          Unrealized appreciation (depreciation) of investments during the period                         (2,908,761)
                                                                                             ------------------------

          Net gain (loss) on investments                                                                  (2,515,472)
                                                                                             ------------------------

          Net increase (decrease) in net assets resulting from operations                                $(2,515,472)
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

         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Moderate Portfolio


                        Statement of Changes in Net Assets
                                    Unaudited

                                                                                                 For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                                   $0
          Net realized gain on investments                                                                   393,289
          Unrealized appreciation (depreciation) of investments during the period                         (2,908,761)
                                                                                             ------------------------

          Net increase (decrease) in net assets resulting from operations                                 (2,515,472)
                                                                                             ------------------------


Participant transactions:
          Proceeds from sales of units                                                                     6,247,962
          Cost of units redeemed                                                                          (3,867,840)

          Net increase in net assets resulting from participant transactions                               2,380,122
                                                                                             ------------------------

                    Total increase (decrease) in net assets                                                 (135,350)

Net Assets:
          Beginning of period                                                                            112,021,276
                                                                                             ------------------------
          End of period                                                                                 $111,885,926
                                                                                             ========================

Number of units:
          Outstanding-beginning of period                                                                  7,156,763
               Sold                                                                                          404,987
               Redeemed                                                                                     (253,336)

          Outstanding-end of period                                                                        7,308,414
                                                                                             ========================






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                 Structured Portfolio Service- Moderate Portfolio


                             Per-Unit Data and Ratios
                                    Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                          For the period
                                                                                                 January 1, 2003
                                                                                                to March 31, 2003
                                                                                             ------------------------
Investment income                                                                                              $0.00
Expenses                                                                                                        0.00

                                                                                             ------------------------
Net investment income                                                                                           0.00
Net realized and unrealized gain (loss) on investments                                                         (0.34)

                                                                                             ------------------------
Net increase (decrease) in unit value                                                                          (0.34)
Net asset value at beginning of period                                                                         15.65

                                                                                             ------------------------

Net asset value at end of period                                                                              $15.31

                                                                                             ========================
Ratio of expenses to average net assets* +                                                                     0.00%
Ratio of net investment income to average net assets*                                                          0.00%
Portfolio turnover**                                                                                              6%
Total return                                                                                                  (2.19%)
Number of units outstanding at end of period (in thousands)                                                    7,308
-----------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.
+  Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.






  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                Structured Portfolio Service- Aggressive Portfolio


                       Statement of Assets and Liabilities
                                    Unaudited



                                                                                                March 31, 2003
                                                                                             -----------------------
Assets
     Investments, at value (cost $101,645,687)                                                          $83,335,756
     Cash                                                                                                         0
     Receivable for investments sold                                                                        587,326
     Receivable for fund units sold                                                                               0
     Dividends and interest receivable                                                                            0
     Other assets                                                                                                 0
                                                                                             -----------------------

          Total assets                                                                                   83,923,082
                                                                                             -----------------------

Liabilities
     Payable for investments purchased                                                                      447,847
     Payable for fund units purchased                                                                       139,479
     Accrued expenses                                                                                             0
     Other liabilities                                                                                            0
                                                                                             -----------------------

          Total liabilities                                                                                 587,326
                                                                                             -----------------------


Net Assets                                                                                              $83,335,756
                                                                                             =======================


Net asset value, redemption price and offering price per unit of beneficial  interest
($83,335,756/5,744,369 units outstanding)                                                                     $14.51
                                                                                             ========================





  The accompanying notes are an integral part of these financial statements.

         American Bar Association Members/State Street Collective Trust

                Structured Portfolio Service- Aggressive Portfolio


                             Statement of Operations
                                    Unaudited

                                                                                       For the period
                                                                                       January 1, 2003
                                                                                      to March 31, 2003
                                                                                   ------------------------
Investment income:
     Dividend income                                                                                    $0
     Interest income                                                                                     0
                                                                                   ------------------------

                                                                                                         0

Expenses:
     Investment advisory fee                                                                             0
     State Street Bank and Trust Company - program fee                                                   0
     American Bar Retirement Association - program fee                                                   0
     Trustee, management and administration fees                                                         0
     Other expenses                                                                                      0
                                                                                   ------------------------

          Total expenses                                                                                 0
                                                                                   ------------------------

          Net investment income                                                                          0
                                                                                   ------------------------

Realized and unrealized gain (loss) on investments:
          Net realized gain on investments sold                                                    323,844
          Unrealized depreciation of investments during the period                              (3,394,053)
                                                                                   ------------------------

          Net loss on investments                                                               (3,070,209)
                                                                                   ------------------------

          Net decrease in net assets resulting from operations                                 $(3,070,209)
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

                 American Bar Association Members/State Street Collective Trust

                        Structured Portfolio Service- Aggressive Portfolio


                                Statement of Changes in Net Assets
                                            Unaudited

                                                                                                For the period
                                                                                                January 1, 2003
                                                                                               to March 31, 2003
                                                                                             ----------------------
Increase (decrease) in net assets from:
Operations:
          Net investment income                                                                                 $0
          Net realized gain on investments                                                                 323,844
          Unrealized depreciation of investments during the period                                      (3,394,053)
                                                                                             ----------------------

          Net decrease in net assets resulting from operations                                          (3,070,209)
                                                                                             ----------------------


Participant transactions:
          Proceeds from sales of units                                                                   3,598,664
          Cost of units redeemed                                                                        (1,520,778)

          Net increase (decrease) in net assets resulting from participant transactions                  2,077,886
                                                                                             ----------------------

                    Total decrease in net assets                                                          (992,323)

Net Assets:
          Beginning of period                                                                           84,328,079
                                                                                             ----------------------
          End of period                                                                                $83,335,756
                                                                                             ======================

Number of units:
          Outstanding-beginning of period                                                                5,603,154
               Sold                                                                                        245,204
               Redeemed                                                                                   (103,989)

          Outstanding-end of period                                                                      5,744,369
                                                                                             ======================






  The accompanying notes are an integral part of these financial statements.

                 American Bar Association Members/State Street Collective Trust

                        Structured Portfolio Service- Aggressive Portfolio


                                     Per-Unit Data and Ratios
                                            Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                         For the period
                                                                                                January 1, 2003
                                                                                               to March 31, 2003

                                                                                             ----------------------
Investment income                                                                                            $0.00
Expenses                                                                                                      0.00

                                                                                             ----------------------
Net investment income                                                                                         0.00
Net realized and unrealized loss on investments                                                              (0.54)

                                                                                             ----------------------
Net decrease in unit value                                                                                   (0.54)
Net asset value at beginning of period                                                                       15.05

                                                                                             ----------------------

Net asset value at end of period                                                                            $14.51

                                                                                             ======================
Ratio of expenses to average net assets* +                                                                   0.00%
Ratio of net investment income to average net assets*                                                        0.00%
Portfolio turnover**                                                                                            4%
Total return                                                                                                (3.61%)
Number of units outstanding at end of period (in thousands)                                                  5,744
------------------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.
+  Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.






  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/State Street Collective Trust

                         Notes to Financial Statements



1.    Description of the Trust

     American Bar Association Members/State Street Collective Trust (the "Trust") was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank" and "Trustee") acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Ten separate collective investment Funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the "Program") which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

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

          Intermediate Bond Fund--invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a competitive total return from current income and capital appreciation.

          International Equity Fund--long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies.

          Large-Cap Growth Equity Fund --long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Index. This underlying fund's financial statements are available upon request from State Street Bank.

          Large-Cap Value Equity Fund --long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Index. This underlying fund's financial statements are available upon request from State Street Bank.

        American Bar Association Members/State Street Collective Trust

          Mid-Cap Growth Equity Fund--long term growth of capital through investment in common stocks primarily of medium sized companies believed to have strong earnings growth potential.

          Mid-Cap Value Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

          Small-Cap Equity Fund --long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential.

          Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and the State Street Bank Yield Enhanced Short-Term Investment Fund ("YES"), a separate State Street Bank collective investment fund. State Street Yield Enhanced Short-Term Investment Fund financial statements are available upon request.

          Structured Portfolio Service

               Conservative--higher current investment income and some capital appreciation.

               Moderate--high current investment income and greater capital appreciation.

               Aggressive--long-term growth of capital and lower current investment income.

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

        American Bar Association Members/State Street Collective Trust

2.    Summary of Significant Accounting Policies

     The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2002 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of March 31, 2003 and the results of each of their operations, the changes in each of their net assets and certain financial data for the three month period ended March 31, 2003.

     The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:

     A.    Security Valuation

     Stable Asset Return Fund: Formerly, it was the Trust's policy to attempt to maintain a constant price of $1.00 per unit for SARF. Since July 15, 2002, SARF no longer does so. The principal consequence of the change is that SARF is no longer accounting for the distribution and reinvestment of accrued income by issuing additional units each business day. Instead, SARF is retaining this income as undistributed amounts which comprise an accumulating component of the net asset value of SARF. SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund's investors are participants in qualified benefits plans, the insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset value of such respective collective investment funds.

     Other Funds and Portfolios: Stocks listed on national securities exchanges and certain over-the-counter issues traded on the Nasdaq National Market (NASDAQ) are valued at the last close price, or, if no sale, at the latest available bid price. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

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

     G.    Futures Contracts

     The Intermediate Bond Fund may use, on a limited basis, futures contracts to manage exposure to the bond market and as a substitute for comparable market positions in the securities held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund's exposure to the underlying instrument. Selling futures tends to decrease a fund's exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

        American Bar Association Members/State Street Collective Trust

     H.    Forward Foreign Currency Contracts

     The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values.

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

     At March 31, 2003, the Intermediate Bond Fund held no interest rate swap contracts.

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

     Swaption contracts are marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the relevant market rate of interest. Changes in the value of the swaption are reported as unrealized gains or losses. Gain or loss is recognized when

        American Bar Association Members/State Street Collective Trust the swaption contract expires or is closed. When the Fund writes a swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the swaption written. Premiums received from writing swaptions that expire unexercised are treated by the Fund on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss.

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

     A summary of the written put options for the quarter ended March 31, 2003 is as follows:


                                                                                Number of
Written Put Option Contracts                                                    Contracts         Premiums
---------------------------------------------------------------------------     ----------        ----------
Outstanding, beginning of period                                                    13,000         $ 34,970
                                                                                    ------         --------
Options written                                                                    219,000          119,355
Options exercised                                                                       --               --
Options expired                                                                         --               --
Options closed                                                                          --               --
                                                                                   -------         --------
Outstanding, end of period                                                         232,000         $154,325
                                                                                   -------         --------

At March 31, 2003, the Fund held the following written put options contracts:
                                                                                                  Appreciation/
Security                                                                        Contracts         (Depreciation)
---------------------------------------------------------------------------     ---------         --------------
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006                            13,000         $  8,254
Pay fixed 5.50%, receive LIBOR, commencing June 7, 2006                            219,000         $ 98,879

Total premiums received    $119,355

A summary of the written call options for the quarter ended March 31, 2003 is as follows:

                                                                                Number of
Written Call Option Transactions                                                Contracts         Premiums
---------------------------------------------------------------------------     ---------         ---------
Outstanding, beginning of period                                                   183,000         $178,571
                                                                                   -------         --------
Options written
Options exercised                                                                       --               --
Options expired                                                                         --               --
Options closed                                                                          --               --
                                                                                   -------         --------
Outstanding, end of period                                                         183,000         $178,571
                                                                                   -------         --------

At March 31, 2003, the Fund held the following written call option contracts:

                                                                                                  Appreciation/
Security                                                                        Contracts         (Depreciation)
---------------------------------------------------------------------------     ---------         --------------
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006                            13,000         $   (300)






Pay fixed 3.00%, receive LIBOR, commencing May 14, 2004                             64,000            1,581
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006                           106,000          (752.60)

Total premiums received    $0

        American Bar Association Members/State Street Collective Trust

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

3.    Investment Advisory, Investment Management and Related Party Transactions

     State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc.; Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group; Sit Investment Associates, Inc.; Morgan Stanley Investment Management, Inc. (successor to Miller Anderson & Sherrerd); Alliance Capital Management L.P.'s Bernstein Investment Research and Management Unit; Pacific Investment Management Company; Ariel Capital Management; Turner Investment Partners; and effective April 1, 2003 Philadelphia International Advisors, LP and JP Morgan Fleming Asset Management Limited to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

     A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the investment advisor's contract. These fees are accrued on a daily basis and paid monthly from the assets. Fee rate ranges based on the respective breakpoints are as follows:

Investment Advisor                                                                          Fee Rate Range
----------------------------------------------------------------------------------------    --------------
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)     .225% to .50%*
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)                                  .25% to .70%
Philadelphia International Advisors  LP (International Equity)                               .45% to .75%
Sit Investment Associates (Small-Cap Equity)                                                .60% to 1.00%
Morgan Stanley Investment Management (Balanced)                                             .125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)                                    .15% to .50%
JP Morgan Asset Management (International Equity)                                            .45% to .75%
Pacific Investment Management Co. (Intermediate Bond)                                        .25% to .50%
Ariel Capital Management (Mid-Cap Value Equity)                                              .50% to .75%
Turner Investment Partners (Mid-Cap Growth Equity)                                           .55% to .65%

___________
*  Subject to a 5% fee reduction based on aggregate fees.

        American Bar Association Members/State Street Collective Trust

Actual fees paid to each investment advisor during the quarter ended March 31, 2003 are as follows:

Investment Advisor                                                 Fees Paid
-------------------------------------------------------           ------------
Alliance Capital Management L.P. (Large-Cap Value Equity)        $    118,548
Ariel Capital Management (Mid-Cap Value Equity)                        17,768
Capital Guardian Trust Company (Balanced)                             117,032
Capital Guardian Trust Company (Large-Cap Growth Equity)              130,854
Capital Guardian Trust Company (Small-Cap Equity)                      60,590
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)           174,362
Dresdner RCM Global Investors LLC (International Equity)*              35,950
Morgan Stanley Investment Management (Balanced)                        92,406
Pacific Investment Management Company (Intermediate Bond)             162,893
Sit Investment Associates (Small-Cap Equity)                          171,696
Turner Investment Partners (Mid-Cap Growth Equity)                     15,800
T. Rowe Price International (International Equity)*                    87,760**

___________
 * Ceased serving as an investment advisor effective March 31, 2003.
** T. Rowe Price International, Inc., manager of the T. Rowe Price International Stock Fund, paid a .10% fee reimbursement based on investment value for administrative services which is credited to the International Equity Fund. The International Equity Fund received $9,836.20 relating to this fee for the quarter ended March 31, 2003.


     A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rate:


                                                              Rate for ABRA
                                                               Year ending
Value of Program Assets                                     December 31, 2003
-----------------------                                     -----------------
First $500 million                                                .075%
Next $850 million                                                 .065%
Next $1.15 billion                                                .035%
Next $1.5 billion                                                 .025%
Over $4.0 billion                                                 .015%

     ABRA received Program fees of $351,439 for the quarter ended March 31, 2003.

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

        American Bar Association Members/State Street Collective Trust

     A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the quarter ended March 31, 2003 totaled $16,207 and is allocated to each Fund based on net asset value.

     Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Collective Trust to a non-interest bearing account with State Street. No separate fee is charged for processing benefit payments. Rather, State Street retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street's fees under the Program. The program expense fee paid to State Street reflects a $300,000 reduction for earnings estimated to be attributable to outstanding benefit checks for 2003.

     A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts) at the following rates:

Value of Assets in all Funds                         2003 Rate
----------------------------                         ---------
First $1.0 billion                                    .156%
Next $1.8 billion                                     .058%
Over $2.8 billion                                     .025%

     This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the funds held in the Structured Portfolio Service are also accrued and paid from the funds.

     State Street Bank received program, trustee, management and administration fees which aggregated $630,381 for the quarter ended March 31, 2003. These fees are allocated to each Fund based on net asset value.

     The Portfolios are not charged a separate annual fee.

        American Bar Association Members/State Street Collective Trust

4.    Purchases and Sales of Securities

     The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:


                                                       Quarter ended
                                                       March 31, 2003
                                            -----------------------------------
                                               Purchases              Sales
                                            ----------------    ---------------
Balanced Fund                                 $   158,189,803   $   162,987,295
Index Equity Fund                                  11,409,050         2,966,232
Intermediate Bond Fund                            274,241,794       309,336,424
International Equity Fund                          16,666,149        53,180,760
Large-Cap Growth Equity Fund                       23,735,207        42,570,350
Large-Cap Value Equity Fund                        11,635,484         9,049,859
Mid-Cap Growth Equity Fund                          6,169,499         3,645,160
Mid-Cap Value Equity Fund                           4,338,588           801,357
Small-Cap Equity Fund                              23,245,445        28,242,182
Stable Asset Return Fund                                 --                --
Conservative Structured Portfolio Service           6,141,650         1,197,474
Moderate Structured Portfolio Service               8,563,471         6,183,349
Aggressive Structured Portfolio Service             5,020,791         2,942,905

     The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:


                                                Quarter ended March 31, 2003
                                             ----------------------------------
                                               Purchases              Sales
                                             ---------------    ---------------
Balanced Fund                              $     90,119,222       $  76,237,364
Intermediate Bond Fund                          206,398,227         193,494,088


5.    Geographic and Industry Concentration

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

        American Bar Association Members/State Street Collective Trust

     Substantially all of the Small-Cap Equity Fund's investments are in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector.

     SARF invests in a collective investment fund that maintains investments in contracts issued by insurance companies, banks and financial institutions. The issuing institution's ability to meet its contractual obligations under the respective contracts may be affected by future economic and regulatory developments.

6.    Securities Lending Income

     A portion of the income generated upon investment in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund is remitted to the Large Cap Value Fund, the Index Equity Fund and the Large Cap Growth Fund while the remainder is allocated between the Funds and State Street Bank in its capacity as lending agent. Negotiated lenders' fees are received for those loans collateralized by securities or letters of credit, if any. Securities lending fee income, if any, is recorded on an accrual basis by the Fund.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Balanced Fund

     The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

     For the quarter ended March 31, 2003, the Balanced Fund experienced a total return, net of expenses, of 0.08%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced an investment record of (1.21)%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices. The largest contributor for outperformance in the equity managed portion of the Fund was strong stock selection within the consumer discretionary sector, in particular the home improvement and internet - related holdings. Returns were also helped by the portfolio's overweight position in technology and emphasis on semiconductor equipment makers and other companies focusing on high-value -added equipment or components within the technology chain. On the negative side, stock selection among oil and telecom stocks hindered results. The fixed income portion of the Fund slightly underperformed the benchmark because of below benchmark exposure to agency issues and a lower duration than that of the benchmark.

     The most heavily weighted sectors in the equity portion of the Balanced Fund were health care, finance and technology. Securities representing the largest holdings based on market value in the Balanced Fund at March 31, 2003 included Pfizer Inc., Washington Mutual Inc., Astrazeneca PLC, Forest Labs Inc. and SLM Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

Index Equity Fund

     The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 97% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

     For the quarter March 31, 2003, the Fund produced a total return, net of expenses, of (3.21)%. By comparison, the Russell 3000 Index produced an investment record of (3.04)% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index. The performance of the Fund was consistent with the performance of the index after taking into account fees.

Intermediate Bond Fund

     The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. The Fund generally maintains a portfolio duration of three to six years.

     For the quarter ended March 31, 2003, the Intermediate Bond Fund experienced a total return, net of expenses, of 1.59%. As a comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 1.39% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The Fund outpaced the index for the quarter despite volatile interest rates and heightened market uncertainty. Strategies that rebounded in the final quarter of 2002 - select corporate holdings and modest Eurozone exposure - continued to add value in the first quarter of 2003. Interest rate strategies - including near-index duration and an emphasis on short and longer maturities - had little impact on returns; yields bounced up and down but ended the quarter near where they started. A mortgage overweight was positive; despite volatile markets, yield premiums tightened due to strong bank demand. A corporate underweight was negative as corporates outperformed; this impact was offset, however, by gains from telecom and energy pipeline issues, which benefited from improving credit fundamentals. An allocation to real return bonds was positive as most real yields fell amid strong demand from retail investors. Eurozone holdings continued to add to returns, outpacing comparable Treasuries, as European growth lagged the U.S.

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

     Approximately half of the assets of the International Equity Fund were invested in a separate collective trust portfolio managed by State Street. The remainder of the International Equity Fund was invested in the T. Rowe Price International Stock Fund, an open-ended management investment company.

     For the quarter ended March 31, 2003, the International Equity Fund experienced a total return, net of expenses, of (9.36)%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was (7.39)%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The portion of the Fund invested in the registered investment company underperformed its benchmark, with country allocations and stock selection contributing negatively to relative performance. Underweighting Australia and overweighting South Korea and France detracted from returns, while underweighting the weak German market was beneficial. The separately managed portion of the Fund also underperformed the index as a result of industry strategy. Overweights to Health Care Providers & Services and Semiconductors & Instruments and underweights to Insurance and Automobiles & Components helped relative returns. Overweights to Diversified Financials and Household & Personal Products and underweight to Utilities, Food Beverage & Tobacco and Capital Goods hurt relative returns.

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

Large-Cap Growth Equity Fund

     The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies and seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

     For the quarter ended March 31, 2003, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (0.78)%. By comparison, the Russell 1000 Growth Index produced an investment record of (1.07)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. One separately managed portion of the Fund outperformed the index as a result of stock selection in Consumer Durables & Apparel, Diversified Financials, Pharmaceuticals and Hotels Restaurants & Leisure. Additionally, stock selection in Capital Goods, Energy and Health Care Providers & Services detracted from relative performance. The largest contributor to out performance in the other separately managed portion of the Fund was good stock selection within the consumer discretionary sector, in particular, the home improvement and internet - related holdings. Returns were also helped by the portfolio's overweight position in technology and emphasis on semiconductor equipment makers and other companies focusing on high-value -added equipment or components within the technology chain. On the negative side, stock selection among oil and telecom stocks hindered results. The performance of the index portion of the Fund was consistent with the performance of the index after taking into account fees.

     The most heavily weighted sectors in the Large-Cap Growth Equity Fund were health care, technology and consumer discretionary. Securities representing the largest holdings based on market value in the Fund at March 31, 2003 included Pfizer Inc., Microsoft Corp., General Electric Co., Johnson & Johnson Inc. and Wal Mart Stores Inc.

Large-Cap Value Equity Fund

     The Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks of companies that State Street Bank and its investment advisor consider undervalued. A portion of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund is actively managed.

     For the quarter ended March 31, 2003, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (4.45)%. By comparison, the Russell 1000 Value Index produced an investment record of (4.86)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The Fund's actively managed portion's modest outperformance of the index was due to strong stock selection, primarily in finance and technology. The performance of the Fund was consistent with the performance of the index after taking into account expenses.

     The most heavily weighted sectors in the Large-Cap Value Equity Fund were finance, utilities and energy. Securities representing the largest holdings in the Fund based on market value at March 31, 2003 included Exxon Mobil Corp., Citigroup Inc., Bank of America Corp., Chevron Texaco Corp., and Wachovia Corp.

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

     For the quarter ended March 31, 2003, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of 0.95%. By comparison, the Russell Mid-Cap Growth Index produced a return of (0.02)% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The overweight in health care and consumer discretionary stocks contributed most to the Fund outperforming the index. Holdings in energy and financial services detracted from the Fund's performance.

     The most heavily weighted sectors in the Mid-Cap Growth Equity Fund were health care, consumer discretionary and technology. Securities representing the largest holdings based on market value in the Fund at March 31, 2003 included Gilead Sciences Inc., Medimmune Inc., St. Jude Medical Inc., Anthem Inc. and Laboratory Corporation of America Holdings.

Mid-Cap Value Equity Fund

     The Mid-Cap Value Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalization between $1 billion and $12 billion at the time of investment. The Fund invests primarily in sectors and securities that State Street and its investment advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market.

     For the quarter ended March 31, 2003, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of (6.34)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of (4.06)% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The Fund's lagging the index was in part due to its financial service holdings and a few stock specific issues. The Fund held Interpublic Group Companies which experienced a significant decline in value following the disclosure of accounting issues.

     The most heavily weighted sectors in the separately managed portion of the Mid-Cap Value Equity Fund were consumer discretionary, finance and consumer staples. Securities representing the largest holdings based on market value in the Fund at March 31, 2003 included IMS Health Inc., Northern Trust Corp., Accenture Ltd., Cendent Corp. and Pitney Bowes Inc.

Small-Cap Equity Fund

     The Small-Cap Equity Fund invests primarily in common stocks and equity-type securities of companies with market capitalization of $2.5 billion or less at the time of investment. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments when State Street Bank and its investment advisor deem such investments to be appropriate in light of economic and market conditions. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

     For the quarter ended March 31, 2003, the Small-Cap Equity Fund experienced a total return, net of expenses, of (4.58)%. By comparison, the Russell 2000 Index produced an investment record of (4.49)% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index. On the portion of the Fund's portfolio that underperformed the index, the results were hurt by an overweight in consumer discretionary area such as retail, media, hotels and restaurants while stock selections in financial stocks also detracted from performance. The portion of the Fund that outperformed the index had strong stock selection and overweight to the technology sector.

     The most heavily weighted sectors in the Small-Cap Equity Fund were technology, consumer discretionary and finance. Securities representing the largest holdings based on market value in the Small-Cap Equity Fund at March 31, 2003 included New York Community Bancorp Inc., Biosite Inc., Performance Food Group, Coach Inc. and Chico's FAS Inc.

Stable Asset Return Fund

     The Stable Asset Return Fund invests in investment contracts issued by insurance companies, banks or other financial institutions. The Stable Asset Return Fund also invests in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements.

     For the quarter ended March 31, 2003, the Stable Asset Return Fund produced an annualized return, net of expenses, of 3.37%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund Report

Average") for the same period was 0.65%. The Fund's strong performance relative to the Money Fund Report Average is partly attributable to the longer average maturity of the Fund's portfolio. A combination of the Ryan Labs Three Year GIC Index and the Money Fund Report Average, weighted 70%/30%, respectively, produced an annualized investment result of 4.18%. The Fund's underperformance relative to this benchmark was because the Fund generally had Short-Term Investment Products in excess of 30% of its portfolio and this portion of the portfolio had lower returns than the portion invested in investment contracts. Throughout the first quarter of 2003, the Federal Reserve continued to maintain the discount rate at historically low levels and the Fund's overall return performance trended lower.

Structured Portfolio Service

     The portfolios of the Structured Portfolio Service invest in the funds described above according to conservative, moderate and aggressive portfolio allocations as follows:

Conservative Portfolio                      Allocation
----------------------                      ----------
Stable Asset Return Fund                       30%
Intermediate Bond Fund                         35%
Large-Cap Value Equity Fund                     7%
Large-Cap Growth Equity Fund                    7%
Index Equity Fund                              14%
International Equity Fund                       7%

Moderate Portfolio                          Allocation
------------------                          ----------
Stable Asset Return Fund                       10%
Intermediate Bond Fund                         30%
Large-Cap Value Equity Fund                     9%
Large-Cap Growth Equity Fund                    9%
Index Equity Fund                              23%
Mid-Cap Value Equity Fund                       2%
Mid-Cap Growth Equity Fund                      2%
International Equity Fund                      15%

Aggressive Portfolio                        Allocation
--------------------                        ----------
Intermediate Bond Fund                         15%
Large-Cap Value Equity Fund                    13%
Large-Cap Growth Equity Fund                   13%
Index Equity Fund                              30%
Mid-Cap Value Equity Fund                       3%
Mid-Cap Growth Equity Fund                      3%
Small-Cap Equity Fund                           3%
International Equity Fund                      20%

For the quarter ended March 31, 2003, the Structured Portfolio Service experienced a total return, net of expenses, of (0.68)% for the Conservative Portfolio, (2.19)% for the Moderate Portfolio, and (3.61)% for the Aggressive Portfolio.


Item 4. PROCEDURES AND CONTROLS.

(a) Evaluation of Disclosure Controls and Procedures.

The Collective Trust's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Collective Trust's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Collective Trust's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Collective Trust would be made known to them, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls.

None.

PART II.  OTHER INFORMATION.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2003, the Collective Trust issued an aggregate of approximately $179,080,821 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans.


Item 5.  OTHER INFORMATION.

ADVISORS TO THE INTERNATIONAL EQUITY FUND.

Effective April 1, 2003, State Street retained (i) JPMorgan Fleming Asset Management (London) Limited ("JPMFAM") to be an investment advisor for the International Equity Fund for approximately one-half of the assets in the International Equity Fund, and (ii) Philadelphia International Advisors, L.P. ("PIA") to serve as investment advisor for the other one-half of the assets in the International Equity Fund. Prior to April 1, 2003, the assets of the International Equity Fund were allocated in two equal portions, one portion of which was invested in the T. Rowe Price International Stock Fund, a registered investment company managed by T. Rowe Price International, Inc., and the other portion of which was invested in a collective trust portfolio for which advice was obtained from Dresdner RCM Global Investors LLC.

The Investment Advisor Fees payable to the investment advisors for the International Equity Fund are at the following annual rates:

----------------------------------            ----------------------------------

         PIA                Fee                     JPMFAM             Fee
----------------------------------            ----------------------------------

First $5 million in        .75%               First $50 million       .75%
assets managed.                               in assets managed.
----------------------------------            ----------------------------------

Next $10 million in        .55%               Next $50 million        .65%
assets managed.                               in assets managed.
----------------------------------            ----------------------------------

Over $15 million in        .45%               Over $100 million       .45%
assets managed.                               in assets managed.
----------------------------------            ----------------------------------


TRUSTEE, MANAGEMENT AND ADMINISTRATION FEES.

Effective April 1, 2003, the fee payable to State Street for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Accounts and Equitable Real Estate Accounts), is payable at the annual following rates:

       Aggregate Value of Assets in Stable Asset Return, Intermediate Bond, Balanced, Large-Cap Value Equity, Large-Cap Growth
       Equity, Index Equity, Mid-Cap Value Equity, Mid-Cap Growth, Small-Cap Equity and International Equity Funds
       ---------------------------------------------------------------

                                                                           Rate

       First $1.0 billion.............................................    .156%

       Next $1.8 billion .............................................    .058%

       Over $2.8 billion .............................................    .025%


The fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the Funds held in the Structured Portfolio Service are also accrued and paid from the Funds. The other fees paid by the Program or Investors to State Street are not changed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

99.1 Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 15, 2003.



                                 AMERICAN BAR ASSOCIATION MEMBERS/State STREET COLLECTIVE TRUST


                                 By:   /s/ James S. Phalen
                                      ------------------------
                                      Name: James S. Phalen
                                      Title: Chief Executive Officer


                                 By:   /s/ Beth M. Halberstadt
                                      ------------------------
                                      Name: Beth M. Halberstadt
                                      Title: Chief Financial Officer

                                CERTIFICATIONS

I, James S. Phalen, as Chief Executive Officer of the American Bar Association Members/State Street Collective Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the American Bar Association Members/State Street Collective Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ James S. Phalen
Chief Executive Officer

I, Beth M. Halberstadt, as Chief Financial Officer of the American Bar Association Members/State Street Collective Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the American Bar Association Members/State Street Collective Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Base on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Beth M. Halberstadt
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