Form 10-Q
period 2003-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2003-08-14
CIK 878375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                      ----------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No
                                                      ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes  X   No
                                      ---     ---

           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION...............................................1
        Item 1. Financial Statements (Unaudited)............................1

        Balanced Fund
               Statement of Assets and Liabilities..........................1
               Statement of Operations......................................2
               Statement of Changes in Net Assets...........................3
               Per-Unit Data and Ratios.....................................4

        Index Equity Fund
               Statement of Assets and Liabilities..........................5
               Statement of Operations......................................6
               Statement of Changes in Net Assets...........................7
               Per-Unit Data and Ratios.....................................8

        Intermediate Bond Fund
               Statement of Assets and Liabilities..........................9
               Statement of Operations.....................................10
               Statement of Changes in Net Assets..........................11
               Per-Unit Data and Ratios....................................12

        International Equity Fund
               Statement of Assets and Liabilities.........................13
               Statement of Operations.....................................14
               Statement of Changes in Net Assets..........................15
               Per-Unit Data and Ratios....................................16

        Large-Cap Growth Equity Fund
               Statement of Assets and Liabilities.........................17
               Statement of Operations.....................................18
               Statement of Changes in Net Assets..........................19
               Per-Unit Data and Ratios....................................20

        Large-Cap Value Equity Fund
               Statement of Assets and Liabilities.........................21
               Statement of Operations.....................................22
               Statement of Changes in Net Assets..........................23
               Per-Unit Data and Ratios....................................24

        Mid-Cap Growth Equity Fund
               Statement of Assets and Liabilities.........................25
               Statement of Operations.....................................26
               Statement of Changes in Net Assets..........................27
               Per-Unit Data and Ratios....................................28

        Mid-Cap Value Equity Fund
               Statement of Assets and Liabilities.........................29
               Statement of Operations.....................................30

               Statement of Changes in Net Assets..........................31
               Per-Unit Data and Ratios....................................32

        Small-Cap Equity Fund
               Statement of Assets and Liabilities.........................33
               Statement of Operations.....................................34
               Statement of Changes in Net Assets..........................35
               Per-Unit Data and Ratios....................................36

        Stable Asset Return Fund
               Statement of Assets and Liabilities.........................37
               Statement of Operations.....................................38
               Statement of Changes in Net Assets..........................39
               Per-Unit Data and Ratios....................................40

        Structured Portfolio Service - Conservative Portfolio
               Statement of Assets and Liabilities.........................41
               Statement of Operations.....................................42
               Statement of Changes in Net Assets..........................43
               Per-Unit Data and Ratios....................................44

        Structured Portfolio Service - Moderate Portfolio
               Statement of Assets and Liabilities.........................45
               Statement of Operations.....................................46
               Statement of Changes in Net Assets..........................47
               Per-Unit Data and Ratios....................................48

        Structured Portfolio Service - Aggressive Portfolio
               Statement of Assets and Liabilities.........................49
               Statement of Operations.....................................50
               Statement of Changes in Net Assets..........................51
               Per-Unit Data and Ratios....................................52

        Notes to Unaudited Financial Statements............................53

        Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations...............................64

        Item 4. Procedures and Controls....................................70

PART II. OTHER INFORMATION.................................................71

        Item 2. Changes in Securities and Use of Proceeds..................71

        Item 6. Exhibits and Reports on Form 8-K...........................71

SIGNATURES.................................................................72

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

                                   American Bar Association Members/ State Street Collective Trust

                                                            Balanced Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                             June 30, 2003
                                                                                                   ------------------------------
Assets
   Investments, at value (cost $423,895,307)                                                                        $439,466,007
   Cash                                                                                                                1,444,086
   Receivable for investments sold                                                                                       389,644
   Receivable for fund units sold                                                                                        318,844
   Dividends and interest receivable                                                                                   1,065,477
   Other assets                                                                                                            7,648
                                                                                                   ------------------------------

      Total assets                                                                                                   442,691,706
                                                                                                   ------------------------------

Liabilities
   Payable for investments purchased                                                                                  36,494,909
   Payable for fund units purchased                                                                                            0
   Accrued expenses                                                                                                      250,740
   Other liabilities                                                                                                           0
                                                                                                   ------------------------------

      Total liabilities                                                                                               36,745,649
                                                                                                   ------------------------------


Net Assets                                                                                                          $405,946,057
                                                                                                   ==============================


Net asset value, redemption price and offering price per unit of beneficial interest
($405,946,057/ 6,275,527 units outstanding)                                                                               $64.69
                                                                                                   ================================

                                   American Bar Association Members/ State Street Collective Trust

                                                            Balanced Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                  For the period                 For the period
                                                                                   April 1, 2002                 January 1, 2003
                                                                                  to June 30, 2003              to June 30, 2003
                                                                                ---------------------------------------------------
Investment income:
   Dividend income                                                                       $750,231                     $1,473,509
   Interest income                                                                      1,747,044                      3,470,446
                                                                                ---------------------------------------------------

      Total investment income                                                           2,497,275                      4,943,955

Expenses:
   Investment advisory fee                                                                226,034                        435,472
   State Street Bank & Trust Company - program fee                                        312,841                        632,861
   American Bar Retirement Association - program fee                                       45,811                         90,087
   Trustee, management and administration fees                                             81,623                        159,104
   Other expenses                                                                          50,527                        100,919
                                                                                ---------------------------------------------------

      Total expenses                                                                      716,836                      1,418,443
                                                                                ---------------------------------------------------


      Net investment income                                                             1,780,439                      3,525,512
                                                                                ---------------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized loss on investments sold                                            (1,423,483)                    (4,443,859)
      Unrealized appreciation of investments during the period                         43,428,639                     44,938,848
                                                                                ---------------------------------------------------

      Net gain on investments                                                          42,005,156                     40,494,989
                                                                                ---------------------------------------------------

      Net increase in net assets resulting from operations                            $43,785,595                    $44,020,501
                                                                                ===================================================

                        American Bar Association Members/ State Street Collective Trust

                                                 Balanced Fund


                                       Statement of Changes in Net Assets
                                                   Unaudited

                                                                                    For the period                For the period
                                                                                     April 1, 2002               January 1, 2003
                                                                                    to June 30, 2003             to June 30, 2003
                                                                                  -------------------------------------------------
Increase in net assets from:
Operations:
   Net investment income                                                                  $1,780,439                  $3,525,512
   Net realized loss on investments                                                       (1,423,483)                 (4,443,859)
   Unrealized appreciation of investments during the period                               43,428,639                  44,938,848
                                                                                  -------------------------------------------------

   Net increase in net assets resulting from operations                                   43,785,595                  44,020,501
                                                                                  -------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                            6,631,823                  10,990,793
   Cost of units redeemed                                                                 (4,364,060)                (18,399,419)

   Net increase (decrease) in net assets resulting from participant transactions           2,267,763                  (7,408,626)
                                                                                  -------------------------------------------------

         Total increase in net assets                                                     46,053,358                  36,611,875

Net Assets:
   Beginning of period                                                                   359,892,699                 369,334,182
                                                                                  -------------------------------------------------
   End of period                                                                        $405,946,057                $405,946,057
                                                                                  =================================================

Number of units:
   Outstanding-beginning of period                                                         6,240,226                   6,408,195
      Sold                                                                                   105,065                     180,675
      Redeemed                                                                               (69,764)                   (313,343)

   Outstanding-end of period                                                               6,275,527                   6,275,527
                                                                                  =================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                            Balanced Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                             For the period               For the period
                                                                                     April 1, 2002               January 1, 2003
                                                                                    to June 30, 2003             to June 30, 2003
                                                                               ----------------------------------------------------
Investment income                                                                             $0.40                       $0.79
Expenses                                                                                      (0.12)                      (0.23)

                                                                               ----------------------------------------------------
Net investment income                                                                          0.28                        0.56
Net realized and unrealized gain on investments                                                6.74                        6.50

                                                                               ----------------------------------------------------
Net increase in unit value                                                                     7.02                        7.06
Net asset value at beginning of period                                                        57.67                       57.63

                                                                               ----------------------------------------------------

Net asset value at end of period                                                             $64.69                      $64.69

                                                                               ====================================================
Ratio of expenses to average net assets*                                                      0.74%                       0.72%
Ratio of net investment income to average net assets*                                         1.83%                       1.88%
Portfolio turnover**                                                                            32%                         75%
Total return                                                                                 12.15%                      12.24%
Number of units outstanding at end of period (in thousands)                                   6,276                       6,276
-----------------------------------------------------------------------------
*Annualized
**Not annualized

                                   American Bar Association Members/ State Street Collective Trust

                                                          Index Equity Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $331,918,416)                                                                        $263,602,465
   Cash                                                                                                                   26,026
   Receivable for investments sold                                                                                             0
   Receivable for fund units sold                                                                                         75,112
   Dividends and interest receivable                                                                                           0
   Other assets                                                                                                            2,617
                                                                                                           ------------------------

      Total assets                                                                                                   263,706,220
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                      26,026
   Payable for fund units purchased                                                                                      152,378
   Accrued expenses                                                                                                       76,847
   Other liabilities                                                                                                          31
                                                                                                           ------------------------

      Total liabilities                                                                                                  255,282
                                                                                                           ------------------------


Net Assets                                                                                                          $263,450,938
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($263,450,938/11,271,939 units outstanding)                                                                               $23.37
                                                                                                           ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                          Index Equity Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                                 $0                         $0
   Interest income                                                                                  0                          0
   Securities Lending income                                                                    4,889                     17,667
                                                                                   ------------------------------------------------

      Total investment income                                                                   4,889                     17,667

Expenses:
   Investment advisory fee                                                                          0                          0
   State Street Bank & Trust Company - program fee                                            198,172                    389,592
   American Bar Retirement Association - program fee                                           29,049                     55,543
   Trustee, management and administration fees                                                 51,746                     98,102
   Other expenses                                                                              32,026                     62,172
                                                                                   ------------------------------------------------

      Total expenses                                                                          310,993                    605,409
                                                                                   ------------------------------------------------

      Net investment loss                                                                    (306,104)                  (587,742)
                                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
   Net realized loss on investments sold                                                   (2,743,159)                (4,618,338)
   Unrealized appreciation of investments during the period                                38,557,636                 33,414,726
                                                                                   ------------------------------------------------

      Net gain on investments                                                              35,814,477                 28,796,388
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                $35,508,373                $28,208,646
                                                                                   ================================================


                                   American Bar Association Members/ State Street Collective Trust

                                                          Index Equity Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
   Net investment loss                                                                       $(306,104)               ($587,742)
   Net realized loss on investments                                                         (2,743,159)               (4,618,338)
   Unrealized appreciation of investments during the period                                 38,557,636                33,414,726
                                                                                   ------------------------------------------------

   Net increase in net assets resulting from operations                                     35,508,373                28,208,646
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                             12,832,869                21,992,095
   Cost of units redeemed                                                                   (1,995,839)               (6,371,852)

   Net increase in net assets resulting from participant transactions                       10,837,030                15,620,243
                                                                                   ------------------------------------------------

         Total increase in net assets                                                       46,345,403                43,828,889

Net Assets:
   Beginning of period                                                                     217,105,535               219,622,049
                                                                                   ------------------------------------------------
   End of period                                                                          $263,450,938              $263,450,938
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                          10,775,845                10,551,355
      Sold                                                                                     584,550                 1,029,517
      Redeemed                                                                                 (88,456)                 (308,933)

   Outstanding-end of period                                                                11,271,939                11,271,939
                                                                                   ================================================


                                   American Bar Association Members/ State Street Collective Trust

                                                          Index Equity Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                    For the period         For the period
                                                                                            April 1, 2003         January 1, 2003
                                                                                           to June 30, 2003       to June 30, 2003
                                                                                         ------------------------------------------

Investment income                                                                                    $0.00                   $0.00
Expenses                                                                                             (0.03)                  (0.06)

                                                                                         ------------------------------------------
Net investment income                                                                                (0.03)                  (0.06)
Net realized and unrealized gain on investments                                                       3.25                    2.62

                                                                                         ------------------------------------------
Net increase in unit value                                                                            3.22                    2.56
Net asset value at beginning of period                                                               20.15                   20.81

                                                                                         ------------------------------------------

Net asset value at end of period                                                                    $23.37                  $23.37

                                                                                         ==========================================
Ratio of expenses to average net assets*                                                             0.50%                   0.52%
Ratio of net investment income to average net assets*                                               (0.50%)                 (0.51%)
Portfolio turnover**                                                                                    2%                      4%
Total return                                                                                        16.01%                  12.29%
Number of units outstanding at end of period (in thousands)                                         11,272                  11,272
---------------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund  in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.


                                   American Bar Association Members/ State Street Collective Trust

                                                       Intermediate Bond Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $354,897,082)                                                                        $360,772,576
   Cash                                                                                                                   79,532
   Receivable for investments sold                                                                                    55,903,642
   Receivable for foreign currency sold                                                                               24,108,873
   Receivable for fund units sold                                                                                        684,225
   Receivable for futures variation margin                                                                                44,625
   Dividends and interest receivable                                                                                   2,057,678
   Other assets                                                                                                            2,654
                                                                                                           ------------------------

      Total assets                                                                                                   443,653,805
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                 162,632,324
   Payable for foreign currency purchased                                                                             24,004,507
   Payable for fund units purchased                                                                                      412,518
   Accrued expenses                                                                                                      139,166
   Written options value (Premium $213,541)                                                                              310,155
   Other liabilities                                                                                                           0
                                                                                                           ------------------------

      Total liabilities                                                                                              187,498,670
                                                                                                           ------------------------


Net Assets                                                                                                          $256,155,135
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($256,155,135/14,200,425 units outstanding)                                                                               $18.04
                                                                                                           ========================


                                   American Bar Association Members/ State Street Collective Trust

                                                       Intermediate Bond Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                                  $0                        $0
   Interest income                                                                           2,352,411                 4,481,754
                                                                                   ------------------------------------------------

      Total investment income                                                                2,352,411                 4,481,754

Expenses:
   Investment advisory fee                                                                     177,953                   340,846
   State Street Bank & Trust Company - program  fee                                            199,265                   398,690
   American Bar Retirement Association - program  fee                                           29,164                    56,714
   Trustee, management and administration fees                                                  51,972                   100,181
   Other expenses and taxes                                                                     32,179                    63,538
                                                                                   ------------------------------------------------

      Total expenses                                                                           490,533                   959,969
                                                                                   ------------------------------------------------

      Net investment income                                                                  1,861,878                 3,521,785
                                                                                   ------------------------------------------------

Realized and unrealized gain on investments:
      Net realized gain on investments sold                                                  4,105,544                 4,484,322
      Unrealized appreciation of investments during the period                                 298,961                 1,816,186
                                                                                   ------------------------------------------------

      Net gain on investments                                                                4,404,505                 6,300,508
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                  $6,266,383                $9,822,293
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                       Intermediate Bond Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
   Net investment income                                                                   $1,861,878                 $3,521,785
   Net realized gain on investments                                                         4,105,544                  4,484,322
   Unrealized appreciation of investments during the period                                   298,961                  1,816,186
                                                                                   ------------------------------------------------

   Net increase in net assets resulting from operations                                     6,266,383                  9,822,293
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                            18,678,193                 39,176,583
   Cost of units redeemed                                                                  (4,165,243)                (8,771,924)

   Net increase in net assets resulting from participant transactions                      14,512,950                 30,404,659
                                                                                   ------------------------------------------------

         Total increase in net assets                                                      20,779,333                 40,226,952

Net Assets:
   Beginning of period                                                                    235,375,802                215,928,183
                                                                                   ------------------------------------------------
   End of period                                                                         $256,155,135               $256,155,135
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                         13,383,427                 12,473,074
      Sold                                                                                  1,049,136                  2,223,188
      Redeemed                                                                               (232,138)                  (495,837)

   Outstanding-end of period                                                               14,200,425                 14,200,425
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                       Intermediate Bond Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003

                                                                                   ------------------------------------------------
Investment income                                                                                   $0.17                  $0.33
Expenses                                                                                            (0.04)                 (0.07)

                                                                                   ------------------------------------------------
Net investment income                                                                                0.13                   0.26
Net realized and unrealized gain on investments                                                      0.32                   0.47

                                                                                   ------------------------------------------------
Net increase in unit value                                                                           0.45                   0.73
Net asset value at beginning of period                                                              17.59                  17.31

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                   $18.04                 $18.04

                                                                                   ================================================
Ratio of expenses to average net assets*                                                            0.79%                  0.82%
Ratio of net investment income to average net assets*                                               3.01%                  2.99%
Portfolio turnover**                                                                                 122%                   261%
Total return                                                                                        2.56%                  4.19%
Number of units outstanding at end of period (in thousands)                                        14,200                 14,200
-----------------------------------------------------------------------------------
*Annualized
**Not annualized

                                   American Bar Association Members/ State Street Collective Trust

                                                      International Equity Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $82,125,854)                                                                          $92,183,245
   Cash                                                                                                                   54,604
   Receivable for investments sold                                                                                         9,977
   Receivable for foreign currency sold                                                                                1,081,742
   Receivable for fund units sold                                                                                         16,577
   Dividends and interest receivable                                                                                     161,185
   Other assets                                                                                                          111,193
                                                                                                           ------------------------

      Total  assets                                                                                                   93,618,523
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                   1,194,872
   Payable for foreign currency purchased                                                                              1,081,742
   Payable for fund units purchased                                                                                      427,930
   Accrued expenses                                                                                                       77,301
   Other liabilities                                                                                                      16,491
                                                                                                           ------------------------

      Total liabilities                                                                                                2,798,336
                                                                                                           ------------------------


Net Assets                                                                                                           $90,820,187
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($90,820,187/6,160,133 units outstanding)                                                                                $14.74
                                                                                                           ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                      International Equity Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income(net of taxes withheld $170,896)                                           $1,299,895               $1,514,380
   Interest income                                                                               19,322                   20,227
                                                                                   ------------------------------------------------

      Total investment income                                                                 1,319,217                1,534,607

Expenses:
   Investment advisory fee                                                                      115,517                  151,467
   State Street Bank & Trust Company - program  fee                                              68,755                  135,762
   American Bar Retirement Association - program  fee                                            10,082                   19,351
   Trustee, management and administration fees                                                   17,960                   24,346
   Other expenses                                                                                11,116                   21,665
                                                                                   ------------------------------------------------

      Total expenses                                                                            223,430                  352,591
                                                                                   ------------------------------------------------

      Net investment income                                                                   1,095,787                1,182,016
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized loss on investments sold                                                    (746,129)             (13,704,901)
      Unrealized appreciation of investments during the period                               14,039,898               19,418,805
                                                                                   ------------------------------------------------

      Net gain on investments                                                                13,293,769                5,713,904
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                  $14,389,556               $6,895,920
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                      International Equity Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
   Net investment income                                                                   $1,095,787                 $1,182,016
   Net realized loss on investments                                                          (749,129)               (13,704,901)
   Unrealized appreciation of investments during the period                                14,039,898                 19,418,805
                                                                                   ------------------------------------------------

   Net increase in net assets resulting from operations                                    14,386,556                  6,895,920
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                            45,988,698                 66,085,273
   Cost of units redeemed                                                                 (44,288,273)               (60,400,742)

   Net increase in net assets resulting from participant transactions                       1,700,425                  5,684,531
                                                                                   ------------------------------------------------

         Total increase in net assets                                                      16,086,981                 12,580,451

Net Assets:
      Beginning of period                                                                  74,733,206                 78,239,736
                                                                                   ------------------------------------------------
      End of period                                                                       $90,820,187                $90,820,187
                                                                                   ================================================

Number of units:
      Outstanding-beginning of period                                                       6,017,637                  5,710,177
         Sold                                                                               3,401,391                  5,002,353
         Redeemed                                                                          (3,258,895)                (4,552,397)

      Outstanding-end of period                                                             6,160,133                  6,160,133
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                      International Equity Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003

                                                                                   ------------------------------------------------
Investment income                                                                                 $0.21                    $0.26
Expenses                                                                                          (0.04)                   (0.06)

                                                                                   ------------------------------------------------
Net investment income                                                                              0.17                     0.20
Net realized and unrealized gain on investments                                                    2.15                     0.84

                                                                                   ------------------------------------------------
Net increase in unit value                                                                         2.32                     1.04
Net asset value at beginning of period                                                            12.42                    13.70

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                 $14.74                   $14.74

                                                                                   ================================================
Ratio of expenses to average net assets*                                                          1.04%                    0.88%
Ratio of net investment income to average net assets*                                             5.12%                    2.94%
Portfolio turnover**                                                                                78%                     148%
Total return                                                                                     18.71%                    7.60%
Number of units outstanding at end of period (in thousands)                                       6,160                    6,160
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

                                   American Bar Association Members/ State Street Collective Trust

                                                    Large-Cap Growth Equity Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $728,482,099)                                                                        $753,986,802
   Cash                                                                                                                   21,823
   Receivable for investments sold                                                                                       456,126
   Receivable for fund units sold                                                                                        393,166
   Dividends and interest receivable                                                                                     375,247
   Other assets                                                                                                            7,973
                                                                                                           ------------------------

      Total  assets                                                                                                  755,241,137
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                   1,494,412
   Payable for fund units purchased                                                                                       74,537
   Accrued expenses                                                                                                      527,337
   Other liabilities                                                                                                       2,220
                                                                                                           ------------------------

      Total liabilities                                                                                                2,098,506
                                                                                                           ------------------------


Net Assets                                                                                                          $753,142,631
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($753,142,631/19,799,906 units outstanding)                                                                               $38.04
                                                                                                           ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                    Large-Cap Growth Equity Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income(net of taxes withheld $20,456)                                           $1,432,794                $2,901,047
   Interest income                                                                              41,351                    55,228
   Securities Lending income                                                                     2,703                     4,488
                                                                                   ------------------------------------------------


      Total investment income                                                                1,476,848                 2,960,763

Expenses:
   Investment advisory fee                                                                     334,974                   638,217
   State Street Bank & Trust Company - program  fee                                            580,206                 1,155,746
   American Bar Retirement Association - program  fee                                           84,992                   164,657
   Trustee, management and administration fees                                                 151,427                   290,826
   Other expenses                                                                               93,403                   184,055
                                                                                   ------------------------------------------------

      Total expenses                                                                         1,245,002                 2,433,501

      Net investment income                                                                    231,846                   527,262
                                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
      Net realized loss on investments sold                                                 (2,683,813)              (14,654,205)
      Unrealized appreciation of investments during the period                             102,426,822               108,233,043
                                                                                   ------------------------------------------------

      Net gain on investments                                                               99,743,009                93,578,838
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                 $99,974,855               $94,106,100
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                    Large-Cap Growth Equity Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
    Net investment income                                                                     $231,846                  $527,262
    Net realized loss on investments                                                        (2,683,813)              (14,654,205)
    Unrealized appreciation of investments during the period                               102,426,822               108,233,043
                                                                                   ------------------------------------------------

    Net increase in net assets resulting from operations                                    99,974,855                94,106,100
                                                                                   ------------------------------------------------


Participant transactions:
    Proceeds from sales of units                                                            16,203,935                21,861,323
    Cost of units redeemed                                                                 (11,610,909)              (35,903,926)

    Net increase (decrease) in net assets resulting from participant transactions            4,593,026               (14,042,603)
                                                                                   ------------------------------------------------

          Total increase in net assets                                                     104,567,881                80,063,497

Net Assets:
    Beginning of period                                                                    648,574,750               673,079,134
                                                                                   ------------------------------------------------
    End of period                                                                         $753,142,631              $753,142,631
                                                                                   ================================================

Number of units:
    Outstanding-beginning of period                                                         19,666,120                20,241,073
       Sold                                                                                    447,119                   617,376
       Redeemed                                                                               (313,333)               (1,058,543)

    Outstanding-end of period                                                               19,799,906                19,799,906
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                    Large-Cap Growth Equity Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003

                                                                                   ------------------------------------------------
Investment income                                                                                  $0.07                   $0.15
Expenses                                                                                           (0.06)                  (0.12)

                                                                                   ------------------------------------------------
Net investment income                                                                               0.01                    0.03
Net realized and unrealized gain on investments                                                     5.05                    4.76

                                                                                   ------------------------------------------------
Net increase in unit value                                                                          5.06                    4.79
Net asset value at beginning of period                                                             32.98                   33.25

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                  $38.04                  $38.04

                                                                                   ================================================
Ratio of expenses to average net assets*                                                           0.69%                   0.71%
Ratio of net investment income to average net assets*                                              0.13%                   0.15%
Portfolio turnover**                                                                                  5%                      9%
Total return                                                                                      15.28%                  14.39%
Number of units outstanding at end of period (in thousands)                                       19,800                  19,800
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

                                   American Bar Association Members/ State Street Collective Trust

                                                     Large Cap Value Equity Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $238,807,158)                                                                        $238,375,847
   Cash                                                                                                                   (4,366)
   Receivable for investments  sold                                                                                      178,295
   Receivable for fund  units  sold                                                                                       38,968
   Dividends and interest  receivable                                                                                    344,557
   Other assets                                                                                                            2,488
                                                                                                           ------------------------

      Total assets                                                                                                   238,935,789
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                           0
   Payable for fund units purchased                                                                                    2,505,626
   Accrued expenses                                                                                                      163,302
   Other liabilities                                                                                                           0
                                                                                                           ------------------------

      Total liabilities                                                                                                2,668,928
                                                                                                           ------------------------


Net Assets                                                                                                          $236,266,861
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($236,266,861/9,288,601 units outstanding)                                                                                $25.44
                                                                                                           ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                    Large Cap Value Equity Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                           $1,080,050               $2,185,149
   Interest income                                                                               17,034                   29,655
   Securities Lending income                                                                         96                    2,706
                                                                                   ------------------------------------------------

      Total investment income                                                                 1,097,180                2,217,510

Expenses:
   Investment advisory fee                                                                      128,956                  247,504
   State Street Bank & Trust Company - program  fee                                             178,784                  355,310
   American Bar Retirement Association - program  fee                                            26,207                   50,640
   Trustee, management and administration fees                                                   46,682                   89,434
   Other expenses                                                                                28,892                   56,694
                                                                                   ------------------------------------------------

      Total expenses                                                                            409,521                  799,582
                                                                                   ------------------------------------------------

      Net investment income                                                                     687,659                1,417,928
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized loss on investments sold                                                  (1,499,972)              (5,324,163)
      Unrealized appreciation of investments during the period                               33,435,373               27,029,522
                                                                                   ------------------------------------------------

      Net gain on investments                                                                31,935,401               21,705,359
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                  $32,623,060              $23,123,287
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                     Large Cap Value Equity Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
   Net investment income                                                                      $687,659                $1,417,928
   Net realized loss on investments                                                         (1,499,972)               (5,324,163)
   Unrealized appreciation of investments during the period                                 33,435,373                27,029,522
                                                                                   ------------------------------------------------

   Net increase in net assets resulting from operations                                     32,623,060                23,123,287
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                             29,755,200                40,033,359
   Cost of units redeemed                                                                  (22,988,233)              (31,346,685)

   Net increase in net assets resulting from participant transactions                        6,766,967                 8,686,674
                                                                                   ------------------------------------------------

         Total increase in net assets                                                       39,390,027                31,809,961

Net Assets:
   Beginning of period                                                                     196,876,834               204,456,900
                                                                                   ------------------------------------------------
   End of period                                                                          $236,266,861              $236,266,861
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                           9,005,489                 8,936,013
      Sold                                                                                   1,222,373                 1,671,524
      Redeemed                                                                                (939,261)               (1,318,936)

   Outstanding-end of period                                                                 9,288,601                 9,288,601
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                     Large Cap Value Equity Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income                                                                                $0.12                     $0.24
Expenses                                                                                         (0.05)                    (0.09)

                                                                                   ------------------------------------------------
Net investment income                                                                             0.07                      0.15
Net realized and unrealized gain on investments                                                   3.51                      2.41

                                                                                   ------------------------------------------------
Net increase in unit value                                                                        3.58                      2.56
Net asset value at beginning of period                                                           21.86                     22.88

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                $25.44                    $25.44

                                                                                   ================================================
Ratio of expenses to average net assets*                                                         0.74%                     0.76%
Ratio of net investment income to average net assets*                                            1.24%                     1.35%
Portfolio turnover**                                                                                7%                       12%
Total return                                                                                    16.35%                    11.17%
Number of units outstanding at end of period (in thousands)                                      9,289                     9,289
-----------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund  in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.

                                   American Bar Association Members/ State Street Collective Trust
                                                     Mid Cap Growth Equity Fund
                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                            -----------------------
Assets
   Investments, at value (cost $14,806,466)                                                                          $16,951,477
   Cash                                                                                                                    2,235
   Receivable for investments sold                                                                                       267,409
   Receivable for fund units sold                                                                                         25,038
   Dividends and interest receivable                                                                                       2,298
   Other assets                                                                                                              147
                                                                                                            -----------------------

      Total assets                                                                                                    17,248,604
                                                                                                            -----------------------

Liabilities
   Payable for investments purchased                                                                                     314,656
   Payable for fund units purchased                                                                                        6,280
   Accrued expenses                                                                                                       27,620
   Other liabilities                                                                                                           0
                                                                                                            -----------------------

      Total liabilities                                                                                                  348,556
                                                                                                            -----------------------


Net Assets                                                                                                           $16,900,048
                                                                                                            =======================


Net asset value, redemption price and offering price per unit of beneficial interest
($16,900,048/1,234,172 units outstanding)                                                                                 $13.69
                                                                                                            =======================

                                   American Bar Association Members/ State Street Collective Trust
                                                     Mid Cap Growth Equity Fund
                                                       Statement of Operations
                                                              Unaudited

                                                                                        For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                       to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                                $6,402                 $10,268
   Interest income                                                                                 2,632                   4,908
                                                                                   ------------------------------------------------

      Total investment income                                                                      9,034                  15,176

Expenses:
   Investment advisory  fee                                                                       22,419                  38,220
   State Street Bank & Trust Company - program  fee                                               11,024                  19,682
   American Bar Retirement Association - program  fee                                              1,624                   2,821
   Trustee, management and administration fees                                                     2,890                   4,985
   Other expenses                                                                                  1,787                   3,149
                                                                                   ------------------------------------------------

      Total expenses                                                                              39,744                  68,857
                                                                                   ------------------------------------------------

      Net investment loss                                                                        (30,710)                (53,681)
                                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
      Net realized gain on investments sold                                                      794,514                 576,007
      Unrealized appreciation of investments during the period                                 1,482,480               1,777,039
                                                                                   ------------------------------------------------

      Net gain on investments                                                                  2,276,994               2,353,046
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                    $2,246,284              $2,299,365
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust
                                                     Mid Cap Growth Equity Fund
                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                        For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                       to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
    Net investment loss                                                                        ($30,710)                $(53,681)
    Net realized gain on investments                                                            794,514                  576,007
    Unrealized appreciation of investments during the period                                  1,482,480                1,777,039
                                                                                   ------------------------------------------------

    Net increase in net assets resulting from operations                                      2,246,284                2,299,365
                                                                                   ------------------------------------------------


Participant transactions:
    Proceeds from sales of units                                                              4,869,025                8,105,609
    Cost of units redeemed                                                                   (1,058,092)              (2,071,520)

    Net increase in net assets resulting from participant transactions                        3,810,933                6,034,089
                                                                                   ------------------------------------------------

          Total increase in net assets                                                        6,057,217                8,333,454

Net Assets:
    Beginning of period                                                                      10,842,831                8,566,594
                                                                                   ------------------------------------------------
    End of period                                                                           $16,900,048              $16,900,048
                                                                                   ================================================

Number of units:
    Outstanding-beginning of period                                                             944,784                  753,447
       Sold                                                                                     373,107                  653,954
       Redeemed                                                                                 (83,719)                (173,229)

    Outstanding-end of period                                                                 1,234,172                1,234,172
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust
                                                     Mid Cap Growth Equity Fund
                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                 For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                       to June 30, 2003        to June 30, 2003

                                                                                   ------------------------------------------------
Investment income                                                                                  $0.01                   $0.02
Expenses                                                                                           (0.04)                 (0.07)

                                                                                   ------------------------------------------------
Net investment loss                                                                                (0.03)                  (0.05)
Net realized and unrealized gain on investments                                                     2.24                    2.37

                                                                                   ------------------------------------------------
Net increase in unit value                                                                          2.21                    2.32
Net asset value at beginning of period                                                             11.48                   11.37

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                  $13.69                  $13.69

                                                                                   ================================================
Ratio of expenses to average net assets*                                                           1.15%                   1.17%
Ratio of net investment income to average net assets*                                             (0.89%)                 (0.91%)
Portfolio turnover**                                                                                 46%                     85%
Total return                                                                                      19.32%                  20.45%
Number of units outstanding at end of period (in thousands)                                        1,234                   1,234
-----------------------------------------------------------------------------------
*Annualized
** Not annualized.

                                   American Bar Association Members/ State Street Collective Trust

                                                      Mid Cap Value Equity Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                 June 30, 2003
                                                                                                            ------------------------
Assets
   Investments, at value (cost $14,806,466)                                                                          $16,728,075
   Cash                                                                                                                    1,740
   Receivable for investments sold                                                                                             0
   Receivable for fund units sold                                                                                              0
   Dividends and interest receivable                                                                                      14,778
   Other assets                                                                                                              129
                                                                                                            ------------------------

      Total assets                                                                                                    16,744,722
                                                                                                            ------------------------

Liabilities
  Payable for investments purchased                                                                                            0
  Payable for fund units purchased                                                                                       104,249
  Accrued expenses                                                                                                        15,131
  Other liabilities                                                                                                            0
                                                                                                            ------------------------

     Total liabilities                                                                                                   119,380
                                                                                                            ------------------------


Net Assets                                                                                                           $16,625,342
                                                                                                            ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($16,625,342/1,501,946 units outstanding)                                                                                 $11.07
                                                                                                            ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                      Mid Cap Value Equity Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                        For the period          For the period
                                                                                        April 1, 2003           January 1, 2003
                                                                                       to June 30, 2003        to June 30, 2003
                                                                                   -------------------------------------------------
Investment income:
   Dividend income                                                                               $36,296                 $63,293
   Interest income                                                                                 3,509                   7,318
                                                                                   -------------------------------------------------

      Total investment income                                                                     39,805                  70,611

Expenses:
   Investment advisory fee                                                                        26,357                  44,125
   State Street Bank & Trust Company - program  fee                                               11,257                  19,691
   American Bar Retirement Association - program  fee                                              1,656                   2,823
   Trustee, management and administration fees                                                     2,947                   4,988
   Other expenses                                                                                  1,822                   3,150
                                                                                   -------------------------------------------------

      Total expenses                                                                              44,039                  74,777
                                                                                   -------------------------------------------------

      Net investment loss                                                                         (4,234)                 (4,166)
                                                                                   -------------------------------------------------

Realized and unrealized loss on investments:
      Net realized loss on investments sold                                                      (40,206)               (120,369)
      Unrealized appreciation of investments during the period                                 2,606,681               2,080,782
                                                                                   -------------------------------------------------

      Net gain on investments                                                                  2,566,475               1,960,413
                                                                                   -------------------------------------------------

      Net increase in net assets resulting from operations                                    $2,562,241              $1,956,247
                                                                                   =================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                      Mid Cap Value Equity Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                        For the period          For the period
                                                                                        April 1, 2003           January 1, 2003
                                                                                       to June 30, 2003        to June 30, 2003
                                                                                   -------------------------------------------------
Increase (decrease) in net assets from:
Operations:
   Net investment loss                                                                          ($4,234)                 ($4,166)
   Net realized loss on investments                                                             (40,206)                (120,369)
   Unrealized appreciation of investments during the period                                   2,606,681                2,080,782
                                                                                   -------------------------------------------------
   Net increase in net assets resulting from operations                                       2,562,241                1,956,247
                                                                                   -------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                               3,359,116                6,777,340
   Cost of units redeemed                                                                      (584,342)              (1,034,590)

   Net increase in net assets resulting from participant transactions                         2,774,774                5,742,750
                                                                                   -------------------------------------------------

         Total increase in net assets                                                         5,337,015                7,698,997

Net Assets:
   Beginning of period                                                                       11,288,327                8,926,345
                                                                                   -------------------------------------------------
   End of period                                                                            $16,625,342              $16,625,342
                                                                                   =================================================

Number of units:
   Outstanding-beginning of period                                                            1,232,326                  912,372
      Sold                                                                                      325,144                  692,785
      Redeemed                                                                                  (55,524)                (103,211)

   Outstanding-end of period                                                                  1,501,946                1,501,946
                                                                                   =================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                      Mid Cap Value Equity Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                 For the period          For the period
                                                                                        April 1, 2003           January 1, 2003
                                                                                       to June 30, 2003        to June 30, 2003
                                                                                   -------------------------------------------------

Investment income                                                                                  $0.03                   $0.06
Expenses                                                                                           (0.03)                  (0.06)

                                                                                   -------------------------------------------------
Net investment income                                                                               0.00                    0.00
Net realized and unrealized gain on investments                                                     1.91                    1.29

                                                                                   -------------------------------------------------
Net increase in unit value                                                                          1.91                    1.29
Net asset value at beginning of period                                                              9.16                    9.78

                                                                                   -------------------------------------------------

Net asset value at end of period                                                                  $11.07                  $11.07

                                                                                   =================================================
Ratio of expenses to average net assets*                                                           1.25%                   1.27%
Ratio of net investment income to average net assets*                                             (0.12%)                 (0.07%)
Portfolio turnover**                                                                                  4%                     11%
Total return                                                                                      20.80%                  13.14%
Number of units outstanding at end of period (in thousands)                                        1,502                   1,502
-----------------------------------------------------------------------------------
*Annualized
** Not annualized.

                                   American Bar Association Members/ State Street Collective Trust

                                                        Small-Cap Equity Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $257,196,261)                                                                        $261,115,396
   Cash                                                                                                                   14,553
   Receivable for investments sold                                                                                     1,732,326
   Receivable for fund  units sold                                                                                       139,826
   Dividends and interest receivable                                                                                     191,633
   Other assets                                                                                                            2,760
                                                                                                           ------------------------

      Total assets                                                                                                   263,196,494
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                   1,355,137
   Payable for fund units purchased                                                                                       12,138
   Accrued expenses                                                                                                      318,831
   Other liabilities                                                                                                           0
                                                                                                           ------------------------

      Total liabilities                                                                                                1,686,106
                                                                                                           ------------------------


Net Assets                                                                                                          $261,510,388
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($261,510,388/5,221,289 units outstanding)                                                                                $50.09
                                                                                                           ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                        Small-Cap Equity Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                             $474,090                 $928,154
   Interest income                                                                               42,732                   85,377
                                                                                   ------------------------------------------------


         Total investment income                                                                516,822                1,013,531

Expenses:
   Investment advisory fee                                                                      261,264                  493,550
   State Street Bank & Trust Company - program  fee                                             192,991                  381,181
   American Bar Retirement Association - program  fee                                            28,311                   54,362
   Trustee, management and administration fees                                                   50,421                   96,015
   Other expenses                                                                                31,202                   60,852
                                                                                   ------------------------------------------------

         Total expenses                                                                         564,189                1,085,960
                                                                                   ------------------------------------------------


         Net investment loss                                                                    (47,367)                 (72,429)
                                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
         Net realized loss on investments sold                                               (6,285,789)             (16,645,518)
         Unrealized appreciation of investments during the period                            53,686,321               53,854,506
                                                                                   ------------------------------------------------

         Net gain on investments                                                             47,400,532               37,208,988
                                                                                   ------------------------------------------------

         Net increase in net assets resulting from operations                               $47,353,165              $37,136,559
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                        Small-Cap Equity Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
   Net investment loss                                                                        $(47,367)                $(72,429)
   Net realized loss on investments                                                         (6,285,789)              (16,645,518)
   Unrealized appreciation of investments during the period                                 53,686,321                53,854,506
                                                                                   ------------------------------------------------
   Net increase in net assets resulting from operations                                     47,353,165                37,136,559
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                              5,598,759                 9,382,533
   Cost of units redeemed                                                                   (1,531,827)               (8,309,573)

   Net increase in net assets resulting from participant transactions                        4,066,932                 1,072,960
                                                                                   ------------------------------------------------

         Total increase in net assets                                                       51,420,097                38,209,519

Net Assets:
   Beginning of period                                                                     210,090,291               223,300,869
                                                                                   ------------------------------------------------
   End of period                                                                          $261,510,388              $261,510,388
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                           5,132,600                 5,207,132
      Sold                                                                                     121,484                   210,944
      Redeemed                                                                                 (32,795)                 (196,787)

   Outstanding-end of period                                                                 5,221,289                 5,221,289
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                        Small-Cap Equity Fund


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------

Investment income                                                                                 $0.10                    $0.20
Expenses                                                                                          (0.11)                   (0.21)

                                                                                   ------------------------------------------------
Net investment loss                                                                               (0.01)                   (0.01)
Net realized and unrealized gain on investments                                                    9.17                     7.22

                                                                                   ------------------------------------------------
Net increase in unit value                                                                         9.16                     7.21
Net asset value at beginning of period                                                            40.93                    42.88

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                 $50.09                   $50.09

                                                                                   ================================================
Ratio of expenses to average net assets*                                                          0.94%                    0.96%
Ratio of net investment income to average net assets*                                             0.08%                    0.06%
Portfolio turnover**                                                                                14%                      24%
Total return                                                                                     22.40%                   16.79%
Number of units outstanding at end of period (in thousands)                                       5,221                    5,221
-----------------------------------------------------------------------------------
*Annualized
**Not annualized


                                   American Bar Association Members/ State Street Collective Trust

                                                      Stable Asset Return Fund


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost  $921,531,583)                                                                       $921,531,583
   Cash                                                                                                               $2,781,540
   Interest Receivable                                                                                                 2,213,740
   Receivable for fund units sold                                                                                        120,691
   Other assets                                                                                                           10,345
                                                                                                           ------------------------

      Total assets                                                                                                   926,657,899
                                                                                                           ------------------------


Liabilities
   Payable for investments purchased                                                                                           0
   Payable for fund units redeemed                                                                                             0
   Accrued expenses                                                                                                      287,405
   Dividends Payable                                                                                                           0
                                                                                                           ------------------------

      Total liabilities                                                                                                  287,405
                                                                                                           ------------------------

Net Assets                                                                                                          $926,370,494
                                                                                                           ========================


Net asset value, redemption price and offering price per
unit of beneficial interest
($926,370,494/32,749,474 units outstanding)                                                                                28.29
                                                                                                           ========================

                                   American Bar Association Members/ State Street Collective Trust

                                                      Stable Asset Return Fund


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                       April 30, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------

Interest income                                                                              $8,673,151              $17,441,924
                                                                                   ------------------------------------------------

Expenses:
   State Street Bank & Trust Company - program  fee                                             749,803                1,549,981
   American Bar Retirement Association - program  fee                                           109,573                  220,150
   Trustee, management and administration fees                                                  195,276                  388,804
   Other expenses and taxes                                                                     120,942                  246,825
                                                                                   ------------------------------------------------

      Total expenses                                                                          1,175,594                2,405,760
                                                                                   ------------------------------------------------

      Net investment income                                                                  $7,497,557              $15,036,164
                                                                                   ================================================


                                   American Bar Association Members/ State Street Collective Trust

                                                      Stable Asset Return Fund


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                       April 30, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
   Net investment income and net increase in net
   assets resulting from operations                                                          7,497,557                15,036,164
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                             44,377,342               102,305,465
   Cost of units redeemed                                                                  (51,578,073)              (82,313,213)

   Net increase (decrease) in net assets resulting from
   participant transactions                                                                 (7,200,731)               19,992,252
                                                                                   ------------------------------------------------

         Total increase in net assets                                                          296,826                35,028,416
                                                                                   ------------------------------------------------


Net Assets:
   Beginning of period                                                                     926,073,668               891,342,078
                                                                                   ------------------------------------------------
   End of period                                                                          $926,370,494              $926,370,494
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                          32,030,109                32,030,109
      Sold                                                                                   3,649,469                 3,649,469
      Redeemed                                                                              (2,930,104)               (2,930,104)

   Outstanding-end of period                                                                32,749,474                32,749,474
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                                      Stable Asset Return Fund


                                                      Per-Unit Data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                       April 30, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------

Investment income                                                                                 $0.26                    $0.53
Expenses                                                                                          (0.04)                   (0.07)
                                                                                   ------------------------------------------------

Net investment income                                                                              0.22                     0.46
Net realized and unrealized gain on investments                                                    0.00                     0.00
                                                                                   ------------------------------------------------

Net increase in unit value                                                                         0.22                     0.46
Net asset value at beginning of period                                                            28.06                    27.83
                                                                                   ------------------------------------------------

Net asset value at end of period                                                                 $28.29                   $28.29
                                                                                   ================================================


Ratio of expenses to average net assets*                                                          0.51%                    0.53%
Ratio of net investment income to average net assets*                                             3.23%                    3.26%
Total return                                                                                      0.78%                    1.65%
Number of units outstanding at end of period (in thousands)                                      32,749                   32,749
-----------------------------------------------------------------------------------
*Annualized

                                   American Bar Association Members/ State Street Collective Trust

                                        Structured Portfolio Service- Conservative Portfolio


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                            ----------------------
Assets
   Investments, at value (cost $40,483,923)                                                                          $43,356,113
   Cash                                                                                                                        0
   Receivable for investments sold                                                                                       125,479
   Receivable for fund units sold                                                                                         10,893
   Dividends and interest receivable                                                                                           0
   Other assets                                                                                                                0
                                                                                                            ----------------------

      Total assets                                                                                                    43,492,485
                                                                                                            ----------------------

Liabilities
   Payable for investments purchased                                                                                     136,372
   Payable for fund units purchased                                                                                            0
   Accrued expenses                                                                                                            0
   Other liabilities                                                                                                           0
                                                                                                            ----------------------

      Total liabilities                                                                                                 136,372
                                                                                                            ----------------------


Net Assets                                                                                                           $43,356,113
                                                                                                            ======================


Net asset value, redemption price and offering price per unit of beneficial interest
($43,356,113/2,555,423 units outstanding)                                                                                 $16.97
                                                                                                            ======================

                                   American Bar Association Members/ State Street Collective Trust

                                        Structured Portfolio Service- Conservative Portfolio


                                                       Statement of Operations
                                                              Unaudited

                                                                                          For the period       For the period
                                                                                          April 1, 2003        January 1, 2003
                                                                                         to June 30, 2003     to June 30, 2003
                                                                                       -------------------------------------------
Investment income:
   Dividend income                                                                                      $0                    $0
   Interest income                                                                                       0                     0
                                                                                       -------------------------------------------

      Total investment income                                                                            0                     0

Expenses:
   Investment advisory fee                                                                               0                     0
   State Street Bank & Trust Company - program fee                                                       0                     0
   American Bar Retirement Association - program fee                                                     0                     0
   Trustee, management and administration fees                                                           0                     0
   Other expenses                                                                                        0                     0

      Total expenses                                                                                     0                     0
                                                                                       -------------------------------------------

      Net investment income                                                                              0                     0
                                                                                       -------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized loss on investments sold                                                       (301,235)             (264,874)
      Unrealized appreciation of investments during the period                                   3,005,332             2,726,631
                                                                                       -------------------------------------------

      Net gain on investments                                                                    2,704,097             2,461,757
                                                                                       -------------------------------------------

      Net increase in net assets resulting from operations                                      $2,704,097            $2,461,757
                                                                                       ===========================================



                                   American Bar Association Members/ State Street Collective Trust

                                        Structured Portfolio Service- Conservative Portfolio


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                          For the period       For the period
                                                                                          April 1, 2003        January 1, 2003
                                                                                         to June 30, 2003     to June 30, 2003
                                                                                       -------------------------------------------
Increase (decrease) in net assets from:
Operations:
   Net investment income                                                                                $0                    $0
   Net realized loss on investments                                                               (301,235)             (264,874)
   Unrealized appreciation of investments during the period                                      3,005,332             2,726,631
                                                                                       -------------------------------------------

   Net increase in net assets resulting from operations                                          2,704,097             2,461,757
                                                                                       -------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                                  3,232,648             8,767,888
   Cost of units redeemed                                                                       (1,647,913)           (2,238,977)

   Net increase in net assets resulting from participant transactions                            1,584,735             6,528,911
                                                                                       -------------------------------------------

         Total increase in net assets                                                            4,288,832             8,990,668

Net Assets:
   Beginning of period                                                                          39,067,281            34,365,445
                                                                                       -------------------------------------------
   End of period                                                                               $43,356,113           $43,356,113
                                                                                       ===========================================

Number of units:
   Outstanding-beginning of period                                                               2,458,674             2,148,004
      Sold                                                                                         195,343               543,371
      Redeemed                                                                                     (98,594)             (135,952)

   Outstanding-end of period                                                                     2,555,423             2,555,423
                                                                                       ===========================================

                                   American Bar Association Members/ State Street Collective Trust

                                        Structured Portfolio Service- Conservative Portfolio


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                   For the period       For the period
                                                                                          April 1, 2003        January 1, 2003
                                                                                         to June 30, 2003     to June 30, 2003
                                                                                       -------------------------------------------

Investment income                                                                                    $0.00                 $0.00
Expenses                                                                                              0.00                  0.00

                                                                                       -------------------------------------------
Net investment income                                                                                 0.00                  0.00
Net realized and unrealized gain on investments                                                       1.08                  0.97

                                                                                       -------------------------------------------
Net increase in unit value                                                                            1.08                  0.97
Net asset value at beginning of period                                                               15.89                 16.00

                                                                                       -------------------------------------------

Net asset value at end of period                                                                    $16.97                $16.97

                                                                                       ===========================================
Ratio of expenses to average net assets*                                                             0.00%                 0.00%
Ratio of net investment income to average net assets*                                                0.00%                 0.00%
Portfolio turnover**                                                                                    7%                   11%
Total return                                                                                         6.78%                 6.05%
Number of units outstanding at end of period (in thousands)                                          2,555                 2,555
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

                                   American Bar Association Members/ State Street Collective Trust

                                          Structured Portfolio Service- Moderate Portfolio


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $134,341,720)                                                                        $133,697,441
   Cash                                                                                                                        0
   Receivable for investments sold                                                                                       455,012
   Receivable for fund units sold                                                                                         31,200
   Dividends and interest receivable                                                                                           0
   Other assets                                                                                                                0
                                                                                                           ------------------------

      Total assets                                                                                                   134,183,653
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                     486,212
   Payable for fund units purchased                                                                                            0
   Accrued expenses                                                                                                            0
   Other liabilities                                                                                                           0
                                                                                                           ------------------------

      Total liabilities                                                                                                  486,212
                                                                                                           ------------------------


Net Assets                                                                                                          $133,697,441
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($133,697,441/7,878,461 units outstanding)                                                                                $16.97
                                                                                                           ========================


                                   American Bar Association Members/ State Street Collective Trust

                                          Structured Portfolio Service- Moderate Portfolio


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to March 31, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                                    $0                      $0
   Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

      Total investment income                                                                          0                       0

Expenses:
   Investment advisory fee                                                                             0                       0
   State Street Bank & Trust Company - program  fee                                                    0                       0
   American Bar Retirement Association - program  fee                                                  0                       0
   Trustee, management and administration fees                                                         0                       0
   Other expenses                                                                                      0                       0
                                                                                   ------------------------------------------------

      Total expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

      Net investment income                                                                            0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized loss on investments sold                                                     (908,622)               (515,333)
      Unrealized appreciation of investments during the period                                13,416,610              10,507,849
                                                                                   ------------------------------------------------

      Net gain on investments                                                                 12,507,988               9,992,516
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                   $12,507,988              $9,992,516
                                                                                   ================================================


                                   American Bar Association Members/ State Street Collective Trust

                                          Structured Portfolio Service- Moderate Portfolio


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to March 31, 2003
                                                                                   ------------------------------------------------
Increase in net assets from:
Operations:
   Net investment income                                                                              $0                      $0
   Net realized loss on investments                                                             (908,622)               (515,333)
   Unrealized appreciation of investments during the period                                   13,416,610              10,507,849
                                                                                   ------------------------------------------------
   Net increase in net assets resulting from operations                                       12,507,988               9,992,516
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                               10,601,031              16,848,993
   Cost of units redeemed                                                                     (1,297,504)             (5,165,344)

   Net increase in net assets resulting from participant transactions                          9,303,527              11,683,649
                                                                                   ------------------------------------------------

         Total increase in net assets                                                         21,811,515              21,676,165

Net Assets:
   Beginning of period                                                                       111,885,926             112,021,276
                                                                                   ------------------------------------------------
   End of period                                                                            $133,697,441            $133,697,441
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                             7,308,414               7,156,763
      Sold                                                                                       648,563               1,053,550
      Redeemed                                                                                  (78,516)               (331,852)

   Outstanding-end of period                                                                   7,878,461               7,878,461
                                                                                   ================================================


                                   American Bar Association Members/ State Street Collective Trust

                                          Structured Portfolio Service- Moderate Portfolio


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                        April 1, 2003          January 1, 2003
                                                                                      to June 30, 2003        to March 31, 2003
                                                                                   ------------------------------------------------

Investment income                                                                                  $0.00                   $0.00
Expenses                                                                                            0.00                    0.00

                                                                                   ------------------------------------------------
Net investment income                                                                               0.00                    0.00
Net realized and unrealized gain on investments                                                     1.66                    1.32

                                                                                   ------------------------------------------------
Net increase in unit value                                                                          1.66                    1.32
Net asset value at beginning of period                                                             15.31                   15.65

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                  $16.97                  $16.97

                                                                                   ================================================
Ratio of expenses to average net assets*                                                           0.00%                   0.00%
Ratio of net investment income to average net assets*                                              0.00%                   0.00%
Portfolio turnover**                                                                                  7%                     10%
Total return                                                                                      10.85%                   8.42%
Number of units outstanding at end of period (in thousands)                                        7,878                   7,878
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

                                   American Bar Association Members/ State Street Collective Trust

                                         Structured Portfolio Service- Aggressive Portfolio


                                                 Statement of Assets and Liabilities
                                                              Unaudited



                                                                                                                June 30, 2003
                                                                                                           ------------------------
Assets
   Investments, at value (cost $106,869,150)                                                                        $101,589,034
   Cash                                                                                                                        0
   Receivable for investments sold                                                                                       241,759
   Receivable for fund units sold                                                                                         42,862
   Dividends and interest receivable                                                                                           0
   Other assets                                                                                                                0
                                                                                                           ------------------------

      Total  assets                                                                                                  101,873,655
                                                                                                           ------------------------

Liabilities
   Payable for investments purchased                                                                                     284,621
   Payable for fund units purchased                                                                                            0
   Accrued expenses                                                                                                            0
   Other liabilities                                                                                                           0
                                                                                                           ------------------------

      Total liabilities                                                                                                  284,621
                                                                                                           ------------------------


Net Assets                                                                                                          $101,589,034
                                                                                                           ========================


Net asset value, redemption price and offering price per unit of beneficial interest
($101,589,034/6,098,006 units outstanding)                                                                                $16.66
                                                                                                           ========================


                                   American Bar Association Members/ State Street Collective Trust

                                         Structured Portfolio Service- Aggressive Portfolio


                                                       Statement of Operations
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                       April 30, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                                    $0                      $0
   Interest income                                                                                     0                       0
                                                                                   ------------------------------------------------

                                                                                                       0                       0

Expenses:
   Investment advisory  fee                                                                            0                       0
   State Street Bank & Trust Company - program  fee                                                    0                       0
   American Bar Retirement Association - program  fee                                                  0                       0
   Trustee, management and administration fees                                                         0                       0
   Other expenses                                                                                      0                       0
                                                                                   ------------------------------------------------

      Total expenses                                                                                   0                       0
                                                                                   ------------------------------------------------

      Net investment income                                                                            0                       0
                                                                                   ------------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized gain on investments sold                                                      367,700                  43,856
      Unrealized appreciation of investments during the period                                13,000,356               9,606,303
                                                                                   ------------------------------------------------

      Net gain on investments                                                                 13,368,056               9,650,159
                                                                                   ------------------------------------------------

      Net increase in net assets resulting from operations                                   $13,368,056              $9,650,159
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                         Structured Portfolio Service- Aggressive Portfolio


                                                 Statement of Changes in Net Assets
                                                              Unaudited

                                                                                       For the period          For the period
                                                                                       April 30, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003
                                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
   Net investment income                                                                              $0                      $0
   Net realized gain (loss) on investments                                                      (279,988)                 43,856
   Unrealized appreciation of investments during the period                                   13,000,356               9,606,303
                                                                                   ------------------------------------------------
   Net increase in net assets resulting from operations                                       12,720,368               9,650,159
                                                                                   ------------------------------------------------


Participant transactions:
   Proceeds from sales of units                                                                6,553,390              10,152,054
   Cost of units redeemed                                                                     (1,020,480)             (2,541,258)

   Net increase in net assets resulting from participant transactions                          5,532,910               7,610,796
                                                                                   ------------------------------------------------

         Total increase in net assets                                                         18,253,278              17,260,955

Net Assets:
   Beginning of period                                                                        83,335,756              84,328,079
                                                                                   ------------------------------------------------
   End of period                                                                            $101,589,034            $101,589,034
                                                                                   ================================================

Number of units:
   Outstanding-beginning of period                                                             5,744,369               5,603,154
      Sold                                                                                       417,631                 662,835
      Redeemed                                                                                  (63,994)               (167,983)

   Outstanding-end of period                                                                   6,098,006               6,098,006
                                                                                   ================================================

                                   American Bar Association Members/ State Street Collective Trust

                                         Structured Portfolio Service- Aggressive Portfolio


                                                      Per-Unit data and Ratios
                                                              Unaudited

Selected data for a unit outstanding throughout the
period:                                                                                For the period          For the period
                                                                                       April 30, 2003          January 1, 2003
                                                                                      to June 30, 2003        to June 30, 2003

                                                                                   ------------------------------------------------
Investment income                                                                                  $0.00                   $0.00
Expenses                                                                                            0.00                    0.00

                                                                                   ------------------------------------------------
Net investment income                                                                               0.00                    0.00
Net realized and unrealized gain on investments                                                     2.15                    1.61

                                                                                   ------------------------------------------------
Net increase in unit value                                                                          2.15                    1.61
Net asset value at beginning of period                                                             14.51                   15.05

                                                                                   ------------------------------------------------

Net asset value at end of period                                                                  $16.66                  $16.66

                                                                                   ================================================
Ratio of expenses to average net assets*                                                           0.00%                   0.00%
Ratio of net investment income to average net assets*                                              0.00%                   0.00%
Portfolio turnover**                                                                                  3%                      6%
Total return                                                                                      14.83%                  10.69%
Number of units outstanding at end of period (in thousands)                                        6,098                   6,098
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

     Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank Yield Enhanced Short-Term Investment Fund ("YES"), a separate State Street Bank collective investment fund. State Street Yield Enhanced Short-Term Investment Fund financial statements are available upon request.

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

2.   Summary of Significant Accounting Policies

     The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2002 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of June 30, 2003 and the results of each of their operations, the changes in each of their net assets and certain financial data for the three month period ended June 30, 2003.

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

     G. Futures Contracts

     The Intermediate Bond Fund may use, on a limited basis, futures contracts to manage exposure to the bond market, and as a substitute for comparable market positions in the securities held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund's exposure to the underlying instrument. Selling futures tends to decrease a fund's exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

     At June 30, 2003, the Intermediate Bond Fund held no interest rate swap contracts.

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

     Swaption contracts are marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the relevant market rate of interest. Changes in the value of the swaption are reported as unrealized gains or losses. Gain or loss is recognized when the swaption contract expires or is closed. When the Fund writes a swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the swaption written. Premiums received from writing swaptions that expire unexercised are treated by the Fund on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss.

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

     A summary of the written put options for the quarter ended June 30, 2003 is as follows:


                                                                                              Number of
Written Put Option Contracts                                                                  Contracts             Premiums
----------------------------------------------------------------------------------------  -----------------    ----------------
Outstanding, beginning of period                                                                  232,000       $     154,325
                                                                                          -----------------    ----------------
Options written                                                                                        --                  --
Options exercised                                                                                      --                  --
Options expired                                                                                   219,000                  --
Options closed                                                                                         --                  --
                                                                                          -----------------    ----------------
Outstanding, end of period                                                                         13,000       $      34,970
                                                                                          -----------------    ----------------


At June 30, 2003, the Fund held the following written put options contracts:
                                                                                                                Appreciation/
Security                                                                                      Contracts        (Depreciation)
----------------------------------------------------------------------------------------  -----------------    ----------------
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006                                           13,000       $      16,290


Total premiums received   $0

A summary of the written call options for the quarter ended June 30, 2003 is as follows:

                                                                                              Number of
Written Call Option Transactions                                                              Contracts             Premiums
----------------------------------------------------------------------------------------  -----------------    ----------------
Outstanding, beginning of period                                                                  183,000       $     178,571
                                                                                          -----------------    ----------------
Options written                                                                                        --                  --
Options exercised                                                                                      --                  --
Options expired                                                                                        --                  --




Options closed                                                                                         --                  --
                                                                                          -----------------    ----------------
Outstanding, end of period                                                                        183,000        $    178,571
                                                                                          -----------------    ----------------

At June 30, 2003, the Fund held the following written call option contracts:
                                                                                                                  Appreciation/
Security                                                                                      Contracts          (Depreciation)
----------------------------------------------------------------------------------------  -----------------    ----------------
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006                                           13,000       $     -19,907
Pay fixed 3.00%, receive LIBOR, commencing May 14, 2004                                            64,000             -40,198
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006                                          106,000             -52,799

Total premiums received   $0

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

3.   Investment Advisory, Investment Management and Related Party Transactions

     State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc.; Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group; Sit Investment Associates, Inc.; Morgan Stanley Investment Management, Inc. (successor to Miller Anderson & Sherrerd); Alliance Capital Management L.P.'s Bernstein Investment Research and Management Unit; Pacific Investment Management Company; Ariel Capital Management; Turner Investment Partners; and effective April 1,2003 Philadelphia International Advisors, LP and JP Morgan Fleming Asset Management Limited to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

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


Investment Advisor                                                                                       Fee Rate Range
------------------------------------------------------------------------------------------------   -------------------------
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)                  .225% to .50%*
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)                                               .25% to .70%
Philadelphia International Advisors  LP (International Equity)                                            .45% to .75%
Sit Investment Associates (Small-Cap Equity)                                                              .60% to 1.00%
Morgan Stanley Investment Management (Balanced)                                                          .125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)                                                 .15% to .50%
JP Morgan Fleming Asset Management Limited (International Equity)                                         .60% to .75%
Pacific Investment Management Co. (Intermediate Bond)                                                     .25% to .50%
Ariel Capital Management (Mid-Cap Value Equity)                                                           .50% to .75%
Turner Investment Partners (Mid-Cap Growth Equity)                                                        .55% to .65%

---------




* Subject to a 5% fee reduction based on aggregate fees.

Investment Advisor                                                                                          Fees Paid
------------------------------------------------------------------------------------------------   -------------------------
Alliance Capital Management LP. (Large-Cap Value Equity)                                           $         247,625
Ariel Capital Management (Mid-Cap Value Equity)                                                               44,125
Capital Guardian Trust Company (Balanced)                                                                    252,330
Capital Guardian Trust Company (Large-Cap Growth Equity)                                                     277,782
Capital Guardian Trust Company (Small-Cap Equity)                                                            128,895
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)                                                  360,630
J.P. Morgan Fleming Asset Management (International Equity)                                                   68,772
Morgan Stanley Investment Management (Balanced)                                                              183,382
Pacific Investment Management Company (Intermediate Bond)                                                    340,846
Sit Investment Associates (Small-Cap Equity)                                                                 364,757
Turner Investment Partners (Mid-Cap Growth Equity)                                                            38,220
Philadelphia Investment Advisors (International)                                                              48,059

     A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:


     Value of Program Assets                                2003 Rate
     ---------------------------------------------  --------------------------
     First $500 million                                       .075%
     Next $850 million                                        .065%
     Next $1.15 billion                                       .035%
     Next $1.5 billion                                        .025%
     Over $4.0 billion                                        .015%

     ABRA received Program fees of $366,611 for the quarter ended June 30, 2003.

     The State Street Program fee is calculated monthly as one-twelfth of the sum of (a) $750,000 plus (b) $201 multiplied by the number of participants in the Program other than active participants without account balances as of the last business day of the immediately preceding month, plus (c) $201 multiplied by the excess, if any, of the number of active participants of the Program without account balances over the number of such participants as of December 31, 1998. Effective January 1, 2003 and continuing through December 31, 2006, the Program fee payable to State Street is computed monthly, based on the number of participants in the Program, as follows: the monthly program expense fee will be one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last business day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee will accrue daily and be payable monthly.

     A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the quarter ended June 30, 2003 totaled $16,387 and is allocated to each Fund based on net asset value.

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

     A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts) at the following rates:


     Value of Assets in all Funds                   2002 Rate       2003 Rate
     -------------------------------------------   ------------  -------------
     First $1.0 billion                                  .15%          .156%
     Next $1.8 billion                                  .058%          .058%
     Over $2.8 billion                                  .025%          .025%

     This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the funds held in the Structured Portfolio Service are also accrued and paid from the funds.

     State Street Bank received program, trustee, management and administration fees which aggregated $3,156,409 for the quarter ended June 30, 2003. These fees are allocated to each Fund based on net asset value.

     The Portfolios are not charged a separate annual fee.

4.   Purchases and Sales of Securities

     The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:


                                                                                  Quarter ended
                                                                                  June 30, 2003
                                                             ----------------------------------------------------
                                                                      Purchases                      Sales
                                                             ----------------------          --------------------
     Balanced Fund                                           $          287,004,632          $       341,530,758
     Index Equity Fund                                                   25,532,039                    8,516,739
     Intermediate Bond Fund                                             690,739,680                  586,148,278
     International Equity Fund                                          125,191,623                  120,355,729
     Large-Cap Growth Equity Fund                                        62,746,508                   82,168,197
     Large-Cap Value Equity Fund                                         32,524,001                   24,854,825
     Mid-Cap Growth Equity Fund                                          16,197,935                   10,074,053
     Mid-Cap Value Equity Fund                                            7,162,212                    1,309,903
     Small-Cap Equity Fund                                               55,947,962                   55,044,467
     Stable Asset Return Fund                                                   --                           --
     Conservative Structured Portfolio Service                           10,665,673                    4,136,762
     Moderate Structured Portfolio Service                               23,156,491                   11,472,842
     Aggressive Structured Portfolio Service                             16,197,935                   10,074,053

     The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:


                                                                            Quarter ended June 30, 2003
                                                             ----------------------------------------------------
                                                                      Purchases                      Sales


                                                             ----------------------          --------------------

Balanced Fund                                                $          220,476,479          $       185,993,364
Intermediate Bond Fund                                                  410,972,783                  462,935,496


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

     For the quarter ended June 30, 2003, the Balanced Fund experienced a total return, net of expenses, of 12.15%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced an investment record of 10.33%. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 12.24% compared to an investment record of 9.00% for the 60/40% combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices. In the equity portion of the Fund, good relative results in the second quarter and year to date came from stock selection, especially within information technology. Within the information technology sector, the portfolio's communications equipment and semiconductor capital equipment stocks, many of which hindered results in 2002, rose sharply. Consumer Discretionary and Industrials were also large contributors to performance because of stock selection within these sectors. Large holdings in the financial, pharmaceuticals, media, leisure, and utilities areas that suffered last year increased substantially during the quarter, though there were some portfolio holdings in the financial and consumer discretionary sectors that dampened results. Stock selection among consumer staples was also positive, as good results for tobacco and food retailing far outweighed earnings disappointments in other areas of the sector.

     The fixed income portion of the Fund underperformed the benchmark because the duration was shorter than that of the benchmark and an overweight in higher-coupon mortgages had an adverse effect on relative performance during the second quarter and year-to-date periods; this was offset only partially by favorable contributions from corporate bonds in the quarter and the year-to-date periods.

     The most heavily weighted sectors in the equity portion of the Balanced Fund were technology, health care and finance. Securities representing the largest holdings based on market value in the Balanced Fund at June 30, 2003 included Astrazeneca PLC, Washington Mutual Inc., Pfizer Inc., Allergan Inc. and SLM Corp. The fixed income portion was heavily invested in government agency and mortgage related issues.

Index Equity Fund

     The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

     For the quarter June 30, 2003, the Fund produced a total return, net of expenses, of 16.01%. By comparison, the Russell 3000 Index produced an investment record of 16.24% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 12.29% compared to an investment record of 12.71% for Russell 3000 Index. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index. The performance of the Fund was consistent with the performance of the index after taking into account fees.

Intermediate Bond Fund

     The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. The Fund generally maintains a portfolio duration of three to six years.

     For the quarter ended June 30, 2003, the Intermediate Bond Fund experienced a total return, net of expenses, of 2.56%. As a comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 1.39% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 4.19% compared to an investment record of 3.93% for the Lehman Brothers Aggregate Bond Index. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The Fund's performance included modestly positive interest rate strategies, slightly higher than benchmark interest rate sensitivity during the period when rates fell most. An allocation to Treasury Inflation Protection Bonds (TIPS) helped the portfolio outperform the benchmark over the first half of 2003. However, TIPS were a modest drag on performance in 2nd Quarter as real yields failed to rally as much as their nominal counterparts. While the mortgage sector experienced lackluster returns over the quarter and year to date, mortgage security selection in the portfolio helped the portfolio to outperform the benchmark. An underweight to the corporate sector was a drag on returns as this sector outperformed less risky sectors of the bond market. However, security selection, especially among some higher yielding issuers, enhanced performance for the quarter and year to date.

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

     Effective April 1, 2003, State Street retained (i) JP Morgan Fleming Asset Management (London) Limited to be an Investment Advisor for the International Equity Fund for approximately one-half of the assets in the International Equity Fund, and (ii) Philadelphia International Advisors, L.P. to serve as Investment Advisor for the other one-half of the assets in the International Equity Fund. Prior to April 1, 2003, the assets of the International Equity Fund were allocated in two equal portions, one portion of which was invested in the T. Rowe Price International Stock Fund, a registered investment company managed by T. Rowe Price International, Inc., and the other portion of which was invested in a collective trust portfolio for which advice was obtained from Dresdner RCM Global Investors LLC.

     For the quarter ended June 30, 2003, the International Equity Fund experienced a total return, net of expenses, of 18.71%. For the same period, the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") was 19.58%. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 7.60% compared to an investment record of 10.74% for the MSCI AC World Ex-U.S. Index. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index.

     The underperformance of the Fund for the six month period is due in part to a weak performance in the first quarter along with the second quarter performance being adversely affected by the cost of transitioning to the new investment advisors. With respect to the second quarter, one portion of the Fund had a strong performance due to superior stock selection in financial and consumer staples stocks. Geographically, the portfolio also had solid security selection within the UK and French markets. The portfolio also benefited from an overweight in Europe as a whole (in particular Germany and Greece) and to a lesser extent an underweight in Japan. In the other portion of the Fund, the major driver of returns was stock selection. Stock selection proved to be positive in most markets with a strong bounce, particularly in Europe. In Japan, the Fund underperformed as it did not own some of the domestic cyclical names, including steels, which did very well anticipating a surge in global economic activity. Overweighting defensive pharmaceuticals was a negative.

     The most heavily weighted countries in the International Equity Fund were the United Kingdom, Japan, France, Germany and the Netherlands. Securities representing the largest holdings based on market value in the Fund at June 30, 2003 included Total Fina Elf SA, ENI SPA, Novartis AG, Canon Inc. and Vodafone Group PLC.

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

     For the quarter ended June 30, 2003, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 15.28%. By comparison, the Russell 1000 Growth Index produced an investment record of 14.31% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 14.39% compared to an investment record of 13.09% for Russell 1000 Growth Index. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. One separately managed portion of the Fund outperformed the index as a result of good relative results in the second quarter and year to date from stock selection, especially within information technology. Within the information technology sector, the portfolio's communications equipment and semiconductor capital equipment stocks, many of which hindered results in 2002, rose sharply. Consumer Discretionary and Industrials were also large contributors to performance because of stock selection within these sectors. Large holdings in the financial, pharmaceuticals, media, leisure, and utilities areas that suffered last year increased substantially during the quarter, though there were some portfolio holdings in the financial and consumer discretionary sectors that dampened results. Stock selection among consumer staples was also positive, as good results for tobacco and food retailing far outweighed earnings disappointments in other areas of the sector. The other separately managed portion of the Fund underperformed the index due to both industry strategy and stock selection. Within industry strategy, an overweight to Household & Personal Products and an underweight to Semiconductors & Instruments hurt performance. The underweight to Health Care Equipment & Supplies modestly helped performance. Stock selection had a negative impact on the portfolio during the quarter, specifically within the Food Beverage & Tobacco, Retailing, and Health Care Equipment & Supplies industries. Stock selection was positive, however, in the Pharmaceuticals and Health Care Providers & Services industries. The performance of the index portion of the Fund was consistent with the performance of the index after taking into account fees.

     The most heavily weighted sectors in the Large-Cap Growth Equity Fund were health care, technology and consumer discretionary. Securities representing the largest holdings based on market value in the separately managed portion of the Fund at June 30, 2003 included Pfizer Inc., Microsoft Corp., General Electric Co., Astrazeneca PLC and Cisco Systems Inc.


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

     For the quarter ended June 30, 2003, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 16.35%. By comparison, the Russell 1000 Value Index produced an investment record of 17.27% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 11.17% compared to an investment record of 11.57% for the Russell 1000 Value Index. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The Fund's actively managed portion's underperformance for the year-to-date and second quarter periods for the most part resulted from sector allocation. In particular, the portfolio's overweight of the materials & processing sector and underweight of the consumer discretionary sector hurt performance. Stock selection within these sectors was also weak. Disappointments included Fannie Mae and Freddie Mac. Freddie Mac declined after disclosing accounting issues that resulted in the overstatement of past years' earnings; Fannie Mae fell in sympathy. Cable provider Comcast, on the other hand, rose strongly in the first half of the year.

     On the positive side, many of the technology, health care and producer durables holdings in the actively managed portion of the Fund fared well. Among the most notable tech stocks were Corning and Nortel Networks; Humana and HealthNet were our top-performing health insurers-- their performance was buoyed by a first round of industry surveys about premium increases for health insurance that showed strong gains; homebuilders Centex and KB Home also performed well. During the second quarter holdings in the consumer staples sector, particularly positions in Altria and Supervalue, contributed to positive performance. Altria, which rose almost 54% this quarter, benefited from the dismissal of the Engle class action suit in Florida, which has far-reaching implications for future tobacco class action lawsuits. Supervalu benefited after Fleming, a major competitor, filed for bankruptcy in April and investors anticipated that Supervalu would gain market share. Another bright spot this quarter came from outperformance by several of the portfolio's utility holdings. For instance, American Electric Power and PPL performed well. These electric companies have strengthened their balance sheets, and investor concerns about their financial stress have abated. Telecommunications holdings--Sprint, Sprint PCS, AT&T, AT&T Wireless and Qwest Communications--posted strong gains on news that was modestly positive. For the indexed portion of the Fund, the performance was consistent with the performance of the index after taking into account expenses.

     The most heavily weighted sectors in the Large-Cap Value Equity Fund were finance, utilities and energy. Securities representing the largest holdings in the separately managed portion of the Fund based on market value at June 30, 2003 included Exxon Mobil Corp., Citigroup Inc., Bank of America Corp., Chevron Texaco Corp., and Hewlett Packard Co.

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

     For the quarter ended June 30, 2003, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of 19.32%. By comparison, the Russell Mid-Cap Growth Index produced a return of 18.76% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 20.45% compared to an investment record of 18.74% for the Russell Mid-Cap Growth Index. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. The outperformance of the index for the second quarter can mainly be attributed to over-weighting the higher beta and growth names within each sector, which drove the market. Stocks ranking in the highest beta quintile were over-weighted by 11% during this period and returned 36%, contributing about 200 basis points toward outperformance relative to the index. Sectors where this type of stock selection added the most value were Technology, Producer Durables, and Financial Services. Within the technologies sector, owning the electronics, communications, and semiconductor companies such as VeriSign, Nortel, Juniper, and PMC-Sierra added almost 100 basis points to total performance. In the producer durables sector, production technology companies such as Lam Research, Novellus, and Teradyne added about 60 basis points to performance. In the Financial services sector, owning Providian Financial and AMG added an additional 30 basis points.

     The most heavily weighted sectors in the Mid-Cap Growth Equity Fund were health care, consumer discretionary and technology. Securities representing the largest holdings based on market value in the Fund at June 30, 2003 included Medimmune Inc., Gilead Sciences Inc., Aetna Inc., Trimeris Inc., and Yahoo Inc.

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

     For the quarter ended June 30, 2003, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of 20.80%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 17.89% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 13.14% compared to an investment record of 13.11% for the Russell Mid-Cap Value Index. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index. During the quarter, positive contributions to returns came from holdings in the Consumer Discretionary & Services, Financial Services and Health Care sectors of the market. These sectors were the same areas that hindered performance in the first quarter. Companies experiencing a particularly strong second quarter included Cendant, which benefited from very solid results in its mortgage business; Interpublic Group, which experienced a positive response to its new management team and improving results; Janus Capital Group and Northern Trust, whose businesses were buoyed by the rising stock market; and Carnival Corp. which saw its business recover nicely as concerns over long-term travel trends eased. Conversely, companies in the Consumer Staples sector of the market adversely affected results for the quarter, most notably Clorox.

The company pre-released earnings guidance on the low end of estimates, causing the stock to tumble.

     The most heavily weighted sectors in the separately managed portion of the Mid-Cap Value Equity Fund were consumer discretionary, finance and healthcare. Securities representing the largest holdings based on market value in the Fund at June 30, 2003 included Northern Trust Corp., Pitney Bowes Inc., MBIA Inc., Carnival Corp. and Cendant Corp.


Small-Cap Equity Fund

     The Small-Cap Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments when State Street deems such investments to be appropriate in light of economic and market conditions. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

     For the quarter ended June 30, 2003, the Small-Cap Equity Fund experienced a total return, net of expenses, of 22.40%. By comparison, the Russell 2000 Index produced an investment record of 23.42% for the same period. For the six months ended June 30, 2003, the Fund experienced a total return, net of expenses, of 16.79% compared to an investment record of 17.88% for the Russell 2000 Index. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index. On one portion of the fund, good relative performance in the second quarter was the result of stock selection. Many of the stocks that hurt the portfolio in the first quarter came back and contributed to returns in the second. Semiconductor production equipment companies and consumer discretionary holdings contributed to returns. Consumer staples holdings, however, detracted. Chemicals held back returns despite the portfolio's reducing a key position during the quarter. Financials had mixed results, although a long-standing underweight in the group was helpful for both the quarter and year to date. Underweight in technology stocks hindered performance during the quarter, although a small position in Internet-related stocks helped returns as the portfolio benefited from industry consolidation. The decision last quarter to add several biotechnology holdings paid off as that group rallied. The other portion of the fund underperformed due in part to the holding of cash reserves. With the market for small growth stocks surging in the quarter, the holding of any cash reserves detracted from performance. The remaining shortfall in performance resulted from stock selection and group weighting. Every industry sector held produced a positive return, but the weakest relative performance was in the health technology group. The sector with the best relative performance was finance. There were some outstanding individual stock performances in the quarter with ChipPAC and Calpine both up more than 100%.

     The most heavily weighted sectors in the Small-Cap Equity Fund were technology, consumer discretionary and finance. Securities representing the largest holdings based on market value in the Small-Cap Equity Fund at June 30, 2003 included New York Community Bancorp Inc., Cymer Inc., Intersil Inc., Biosite Inc. and Coach Inc.

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

     For the quarter ended June 30, 2003, the Stable Asset Return Fund produced an annualized return, net of expenses, of 3.24%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund report Average") for the same period was 0.53%. A combination of the Ryan Labs Three Year GIC Index and the Money Fund Report Average, weighted 70%/30%, respectively, produced an annualized investment result of 3.47%. For the six month period ended June 30, 2003, the Stable Asset Return Fund produced an annualized return, net of expenses, of 3.32%, the Money Fund report Average for the same period was 0.58% and a combination of the Ryan Labs Three Year GIC Index and the Money Fund Report Average, weighted 70%/30%, respectively, produced an annualized investment result of 3.84%. The Fund's strong performance relative to the Money Fund Report Average is partly attributable to the longer average maturity of the Fund's portfolio. The Fund's underperformance relative to the combination benchmark was because the Fund generally had Short-Term Investment Products in excess of 30% of its portfolio and this portion of the portfolio had lower returns than the portion invested in investment contracts. Throughout the year the Federal Reserve has continued to maintain the discount rate at historically low levels and the Fund's overall return performance trended lower.

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

For the quarter ended June 30, 2003, the Structured Portfolio Service experienced a total return, net of expenses, of 6.78% for the Conservative Portfolio, 10.85% for the Moderate Portfolio, and 14.83% for the Aggressive Portfolio. For the six months ended June 30, 2003, the Structured Portfolio Service experienced a total return, net of expenses, of 6.05% for the Conservative Portfolio, 8.42% for the Moderate Portfolio, and 10.69% for the Aggressive Portfolio.


Item 4. PROCEDURES AND CONTROLS.


     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Collective Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Collective Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that material information relating to the Collective Trust would be made known to them, particularly during the period in which this quarterly report on Form 10-Q was being prepared. There was no change in the Collective Trust's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Collective Trust's internal control over financial reporting.

PART II.  OTHER INFORMATION.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2003, the Collective Trust issued an aggregate of approximately $209,930,270 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

Exhibit No.          Description
-----------          -----------

31.1 Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                 Certification of James S. Phalen pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                 Certification of Beth M. Halberstadt pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b. REPORTS ON FORM 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2003.



                                        AMERICAN BAR ASSOCIATION MEMBERS/ STATE
                                        STREET COLLECTIVE TRUST


                                        By:  /s/ James S. Phalen
                                           -------------------------------
                                           Name: James S. Phalen
                                           Title: Chief Executive Officer


                                        By:   /s/ Beth M. Halberstadt
                                           -------------------------------
                                           Name: Beth M. Halberstadt
                                           Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------

31.1 Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                   Certification of James S. Phalen pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                   Certification of Beth M. Halberstadt pursuant to
                       18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.