Form 10-Q
period 2003-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2003-11-14
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 -------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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


                                        TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION..................................................................1

         Item 1. FINANCIAL STATEMENTS (UNAUDITED)...............................................1

         Balanced Fund..........................................................................1
                  Statement of Assets and Liabilities...........................................1
                  Statement of Operations.......................................................2
                  Statement of Changes in Net Assets............................................3
                  Per-Unit data and Ratios......................................................4

         Index Equity Fund......................................................................5
                  Statement of Assets and Liabilities...........................................5
                  Statement of Operations.......................................................6
                  Statement of Changes in Net Assets............................................7
                  Per-Unit data and Ratios......................................................8

         Intermediate Bond Fund.................................................................9
                  Statement of Assets and Liabilities...........................................9
                  Statement of Operations......................................................10
                  Statement of Changes in Net Assets...........................................11
                  Per-Unit data and Ratios.....................................................12

         International Equity Fund.............................................................13
                  Statement of Assets and Liabilities..........................................13
                  Statement of Operations......................................................14
                  Statement of Changes in Net Assets...........................................15
                  Per-Unit data and Ratios.....................................................16

         Large-Cap Growth Equity Fund..........................................................17
                  Statement of Assets and Liabilities..........................................17
                  Statement of Operations......................................................18
                  Statement of Changes in Net Assets...........................................19
                  Per-Unit data and Ratios.....................................................20

         Large-Cap Value Equity Fund...........................................................21
                  Statement of Assets and Liabilities..........................................21
                  Statement of Operations......................................................22
                  Statement of Changes in Net Assets...........................................23
                  Per-Unit data and Ratios.....................................................24

         Mid-Cap Growth Equity Fund............................................................25
                  Statement of Assets and Liabilities..........................................25
                  Statement of Operations......................................................26
                  Statement of Changes in Net Assets...........................................27
                  Per-Unit data and Ratios.....................................................28

         Mid-Cap Value Equity Fund.............................................................29
                  Statement of Assets and Liabilities..........................................29
                  Statement of Operations......................................................30
                  Statement of Changes in Net Assets...........................................31
                  Per-Unit data and Ratios.....................................................32

         Small-Cap Equity Fund.................................................................33
                  Statement of Assets and Liabilities..........................................33




                  Statement of Operations......................................................34
                  Statement of Changes in Net Assets...........................................35
                  Per-Unit data and Ratios.....................................................36

         Stable Asset Return Fund..............................................................37
                  Statement of Assets and Liabilities..........................................37
                  Statement of Operations......................................................38
                  Statement of Changes in Net Assets...........................................39
                  Per-Unit Data and Ratios.....................................................40

         Structured Portfolio Service- Conservative Portfolio..................................41
                  Statement of Assets and Liabilities..........................................41
                  Statement of Operations......................................................42
                  Statement of Changes in Net Assets...........................................43
                  Per-Unit data and Ratios.....................................................44

         Structured Portfolio Service- Moderate Portfolio......................................45
                  Statement of Assets and Liabilities..........................................45
                  Statement of Operations......................................................46
                  Statement of Changes in Net Assets...........................................47
                  Per-Unit data and Ratios.....................................................48

         Structured Portfolio Service- Aggressive Portfolio....................................49
                  Statement of Assets and Liabilities..........................................49
                  Statement of Operations......................................................50
                  Statement of Changes in Net Assets...........................................51
                  Per-Unit data and Ratios.....................................................52

         Notes to Financial Statements.........................................................53

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of
                  Operations...................................................................67

         Item 4. PROCEDURES AND CONTROLS.......................................................79

PART II.  OTHER INFORMATION....................................................................80

         Item 2.  Changes in Securities and Use of Proceeds....................................80

         Item 6. Exhibits and Reports on Form 8-K..............................................80

SIGNATURES.....................................................................................81


PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

        American Bar Association Members/ State Street Collective Trust

                                 Balanced Fund


                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2003
                                                                                   ------------------
Assets
  Investments, at value (cost $426,188,827)                                            $452,213,233
  Cash                                                                                       42,099
  Receivable  for  investments  sold                                                      6,602,180
  Receivable  for  fund  units  sold                                                              0
  Dividends  and  interest  receivable                                                    1,149,407
  Other  assets                                                                               9,738
                                                                                   ------------------

       Total  assets                                                                    460,016,657
                                                                                   ------------------

Liabilities
  Payable for investments purchased                                                      37,485,635
  Payable for fund units purchased                                                          315,452
  Accrued expenses                                                                          320,449
  Other liabilities                                                                           7,351
                                                                                   ------------------

    Total liabilities                                                                    38,128,887
                                                                                   ------------------


Net Assets                                                                             $421,887,770
                                                                                  ===================


Net asset value, redemption price and offering price
 per unit of beneficial interest
 ($421,887,770/ 6,359,865 units outstanding)                                           $      66.34
                                                                                  ===================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                                 Balanced Fund



                            Statement of Operations
                                   Unaudited

                                                                         For the period          For the period
                                                                          July 1, 2003           January 1, 2003
                                                                      to September 30, 2003   to September 30, 2003
                                                                    -------------------------------------------------
Investment income
  Dividend income                                                                  $870,248             $2,343,757
  Interest income                                                                 1,703,567              5,174,757
                                                                    -------------------------------------------------

       Total investment income                                                    2,573,815              7,517,770

Expenses:
  Investment  advisory  fee                                                         243,710                679,182
  State  Street  Bank  &  Trust  Company - program  fee                             321,034                953,895
  American  Bar  Retirement  Association - program  fee                              48,532                138,619
  Trustee, management and administration fees                                        91,047                250,151
  Other  expenses                                                                    56,173                157,092
                                                                    -------------------------------------------------

       Total expenses                                                               760,496              2,178,939
                                                                    -------------------------------------------------


       Net investment income                                                      1,813,319              5,338,831
                                                                    -------------------------------------------------

Realized and unrealized gain (loss) on investments:
       Net realized loss on investments sold                                     (1,854,739)            (6,298,598)
       Unrealized appreciation of investments during the period                  10,453,707             55,392,555
                                                                    -------------------------------------------------

       Net gain on investments                                                    8,598,968             49,093,957
                                                                    -------------------------------------------------

       Net increase in net assets resulting from operations                     $10,412,287            $54,432,788
                                                                    =================================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                                 Balanced Fund



                      Statement of Changes in Net Assets
                                   Unaudited

                                                                          For the period         For the period
                                                                           July 1, 2003          January 1, 2003
                                                                      to September 30, 2003   to September 30, 2003
                                                                    -------------------------------------------------
Increase in net assets from:
Operations:
      Net investment income                                                      $1,813,319             $5,338,831
      Net realized loss on investments                                           (1,854,739)            (6,298,598)
      Unrealized appreciation of investments during the period                   10,453,707             55,392,555
                                                                    -------------------------------------------------

      Net increase in net assets resulting from operations                       10,412,287             54,432,788
                                                                    -------------------------------------------------

Participant transactions:
      Proceeds from sales of units                                                9,435,856             20,426,649
      Cost of units redeemed                                                     (3,906,430)           (22,305,849)

 Net increase (decrease) in net assets resulting from
   participant transactions                                                       5,529,426             (1,879,200)
                                                                    -------------------------------------------------

        Total increase in net assets                                             15,941,713             52,553,588

Net Assets:
      Beginning of period                                                       405,946,057            369,334,182
                                                                    -------------------------------------------------
      End of period                                                            $421,887,770           $421,887,770
                                                                    =================================================
Number of units:
      Outstanding-beginning of period                                             6,275,527              6,408,195
          Sold                                                                      143,494                324,169
          Redeemed                                                                  (59,156)              (372,499)

      Outstanding-end of period                                                   6,359,865              6,359,865
                                                                    ================================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                                 Balanced Fund



                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                   For the period          For the period
                                                                           July 1, 2003           January 1, 2003
                                                                       to September 30, 2003  to September 30, 2003

                                                                    -------------------------------------------------
Investment income                                                                     $0.41                  $1.19
Expenses                                                                              (0.12)                 (0.35)

                                                                    -------------------------------------------------
Net investment income                                                                  0.29                   0.84
Net realized and unrealized gain on investments                                        1.36                   7.87

                                                                    -------------------------------------------------
Net increase in unit value                                                             1.65                   8.71
Net asset value at beginning of period                                                64.69                  57.63

                                                                    -------------------------------------------------
Net asset value at end of period                                                     $66.34                 $66.34

                                                                    =================================================
Ratio of expenses to average net assets*                                              0.72%                  0.74%
Ratio of net investment income to average net assets*                                 1.72%                  1.83%
Portfolio turnover**                                                                    26%                   110%
Total return                                                                          2.55%                 15.10%
Number  of  units  outstanding  at  end  of  period (in thousands)                    6,360                  6,360

------------------------------------------------------------------
*Annualized
**Not annualized


  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund



                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                      September 30, 2003
                                                                                     --------------------
Assets
  Investments, at value (cost $339,301,172)                                                 $281,299,109
  Cash                                                                                            63,127
  Receivable  for  investments  sold                                                                   0
  Receivable  for  fund  units  sold                                                           1,028,153
  Dividends  and  interest  receivable                                                                 0
  Other  assets                                                                                    4,004
                                                                                     --------------------

       Total  assets                                                                         282,394,393
                                                                                     --------------------

Liabilities
  Payable for investments purchased                                                               63,127
  Payable for fund units purchased                                                                10,604
  Accrued expenses                                                                                88,172
  Other liabilities                                                                                   30
                                                                                     --------------------

       Total liabilities                                                                         161,933
                                                                                     --------------------

Net Assets                                                                                  $282,232,460
                                                                                     ====================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($282,232,460/11,690,271 units outstanding)                                                      $24.14
                                                                                     ====================


  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund



                            Statement of Operations
                                   Unaudited

                                                                          For the period         For the period
                                                                           July 1, 2003          January 1, 2003
                                                                      to September 30, 2003   to September 30, 2003
                                                                    -------------------------------------------------
Investment income:
   Dividend income                                                                       $0                     $0
   Interest income                                                                        0                      0
   Securities Lending income                                                          6,045                 23,712
                                                                    -------------------------------------------------

      Total investment income                                                         6,045                 23,712

Expenses:
   Investment  advisory  fee                                                              0                      0
   State  Street  Bank  &  Trust  Company - program  fee                            213,175                602,767
   American  Bar  Retirement  Association - program  fee                             32,223                 87,766
   Trustee, management and administration fees                                       60,253                158,355
   Other  expenses                                                                   37,512                 99,684
                                                                    -------------------------------------------------

      Total expenses                                                                343,163                948,572
                                                                    -------------------------------------------------

      Net investment loss                                                          (337,118)              (924,860)
                                                                    -------------------------------------------------

Realized and unrealized loss on investments:
      Net realized loss on investments sold                                      (1,239,194)            (5,857,532)
  Unrealized appreciation of investments during the period                       10,313,888             43,728,614
                                                                    -------------------------------------------------

      Net gain on investments                                                     9,074,694             37,871,082
                                                                    -------------------------------------------------

      Net increase in net assets resulting from operations                       $8,737,576            $36,946,222
                                                                    =================================================



  The accompanying notes are an integral part of these financial statements

  American Bar Association Members/ State Street Collective Trust

                         Index Equity Fund



                Statement of Changes in Net Assets
                             Unaudited

                                                                          For the period        For the period
                                                                           July 1, 2003         January 1, 2003
                                                                      to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase in net assets from:
Operations:
     Net investment loss                                                          $(337,118)             ($924,860)
     Net realized loss on investments                                            (1,239,194)            (5,857,532)
     Unrealized appreciation of investments during the period                    10,313,888             43,728,614
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                         8,737,576             36,946,222
                                                                    -----------------------------------------------


Participant transactions:
     Proceeds from sales of units                                                12,742,532             34,734,627
     Cost of units redeemed                                                      (2,698,586)            (9,070,438)

     Net increase in net assets resulting from
      participant transactions                                                   10,043,946             25,664,189
                                                                    -----------------------------------------------

            Total increase in net assets                                         18,781,522             62,610,411

Net Assets:
     Beginning of period                                                        263,450,938            219,622,049
                                                                    -----------------------------------------------
     End of period                                                             $282,232,460           $282,232,460
                                                                    ===============================================
Number of units:
    Outstanding-beginning of period                                              11,271,939             10,551,355
         Sold                                                                       529,084              1,558,601
         Redeemed                                                                  (110,752)              (419,685)

    Outstanding-end of period                                                    11,690,271             11,690,271
                                                                    ===============================================


  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                               Index Equity Fund



                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                   For the period        For the period
                                                                           July 1, 2003         January 1, 2003
                                                                      to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------

Investment income                                                                     $0.00                  $0.00
Expenses                                                                              (0.03)                 (0.09)

                                                                    -----------------------------------------------
Net investment income                                                                 (0.03)                 (0.09)
Net realized and unrealized gain on investments                                        0.80                   3.42

                                                                    -----------------------------------------------
Net increase in unit value                                                             0.77                   3.33
Net asset value at beginning of period                                                23.37                  20.81

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $24.14                 $24.14

                                                                    ===============================================
Ratio of expenses to average net assets*                                              0.49%                  0.51%
Ratio of net investment income to average net assets*                                (0.48%)                (0.50%)
Portfolio turnover**                                                                     1%                     5%
Total return                                                                          3.30%                 15.99%
Number  of  units  outstanding  at  end  of  period (in thousands)                   11,690                 11,690

--------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.


  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                            Intermediate Bond Fund



                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $249,112,050)                                    $250,864,524
  Cash                                                                                  118
  Receivable  for  investments  sold                                             10,950,350
  Receivable  for foreign currency sold                                          11,814,005
  Receivable  for  fund  units  sold                                                      0
  Receivable  for futures variation margin                                          298,201
  Dividends  and  interest  receivable                                            1,259,700
  Other  assets                                                                       3,865
                                                                    ------------------------

    Total  assets                                                               275,190,763
                                                                    ------------------------
Liabilities
  Payable for investments purchased                                              21,277,869
  Payable  for foreign currency purchased                                        11,911,153
  Payable for fund units purchased                                                1,643,390
  Accrued expenses                                                                  190,946
  Payable for futures variation margin                                               58,163
  Written options value (Premium $117,346)                                           77,370
  Other liabilities                                                                       0
                                                                    ------------------------

    Total liabilities                                                            35,158,891
                                                                    ------------------------

Net Assets                                                                     $240,031,872
                                                                    ========================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($240,031,872/13,345,002 units outstanding)                                         $17.99
                                                                    ========================


  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                            Intermediate Bond Fund



                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Investment income:
  Dividend income                                                                        $0                     $0
  Interest income                                                                 2,415,910              6,897,664
                                                                    -----------------------------------------------

    Total investment income                                                       2,415,910              6,897,664

Expenses:
  Investment  advisory  fee                                                         176,012                516,858
  State  Street  Bank  &  Trust  Company - program  fee                             185,768                584,458
  American  Bar  Retirement  Association - program  fee                              28,092                 84,806
  Trustee, management and administration fees                                        52,916                153,097
  Other  expenses  and  taxes                                                        32,243                 95,781
                                                                    -----------------------------------------------

    Total expenses                                                                  475,031              1,435,000
                                                                    -----------------------------------------------

    Net investment income                                                         1,940,879              5,462,664
                                                                    -----------------------------------------------

Realized and unrealized gain on investments:
      Net realized gain on investments sold                                         356,202              4,840,524
      Unrealized depreciation of investments during the period                   (3,285,243)            (1,469,057)
                                                                    -----------------------------------------------

      Net gain (loss) on investments                                             (2,929,041)             3,371,467
                                                                    -----------------------------------------------

      Net increase (decrease) in net assets resulting
        from operations                                                           ($988,162)            $8,834,131
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                            Intermediate Bond Fund



                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment income                                                       $1,940,879             $5,462,664
     Net realized gain on investments                                               356,202              4,840,524
     Unrealized depreciation of investments during the period                    (3,285,243)            (1,469,057)
                                                                    -----------------------------------------------
     Net increase (decrease) in net assets resulting
      from operations                                                              (988,162)             8,834,131
                                                                    -----------------------------------------------

Participant transactions:
     Proceeds from sales of units                                                 6,922,880             46,099,463
     Cost of units redeemed                                                     (22,057,981)           (30,829,905)

     Net increase (decrease) in net assets resulting
      from participant transactions                                             (15,135,101)            15,269,558
                                                                    -----------------------------------------------

           Total increase (decrease) in net assets                              (16,123,263)            24,103,689

Net Assets:
     Beginning of period                                                        256,155,135            215,928,183
                                                                    -----------------------------------------------
     End of period                                                             $240,031,872           $240,031,872
                                                                    ===============================================
Number of units:
     Outstanding-beginning of period                                             14,200,425             12,473,074
         Sold                                                                       397,099              2,620,287
         Redeemed                                                                (1,252,522)            (1,748,359)

     Outstanding-end of period                                                   13,345,002             13,345,002
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                            Intermediate Bond Fund



                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003

                                                                    -----------------------------------------------
Investment income                                                                     $0.18                  $0.51
Expenses                                                                              (0.03)                 (0.11)

                                                                    -----------------------------------------------
Net investment income                                                                  0.15                   0.40
Net realized and unrealized gain (loss) on investments                                (0.20)                  0.28

                                                                    -----------------------------------------------
Net increase (decrease) in unit value                                                 (0.05)                  0.68
Net asset value at beginning of period                                                18.04                  17.31

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $17.99                 $17.99

                                                                    ===============================================
Ratio of expenses to average net assets*                                              0.78%                  0.80%
Ratio of net investment income to average net assets*                                 3.18%                  3.06%
Portfolio turnover**                                                                    90%                   378%
Total return                                                                         (0.28%)                 3.90%
Number  of  units  outstanding  at  end  of  period (in thousands)                   13,345                 13,345

--------------------------------------------------------------------
*Annualized
**Not annualized



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund



                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $85,960,492)                                     $100,258,154
  Cash                                                                                4,345
  Receivable  for  investments  sold                                                 11,838
  Receivable  for  foreign currency sold                                            824,134
  Receivable  for  fund  units  sold                                                 34,110
  Dividends  and  interest  receivable                                              215,404
  Other  assets                                                                      77,509
                                                                    ------------------------

       Total  assets                                                            101,425,494
                                                                    ------------------------
Liabilities
  Payable for investments purchased                                                 827,021
  Payable for foreign currency purchased                                            824,134
  Payable for fund units purchased                                                  810,201
  Accrued expenses                                                                   84,320
  Other liabilities                                                                  16,253
                                                                    ------------------------

       Total liabilities                                                          2,561,929
                                                                    ------------------------

Net Assets                                                                      $98,863,565
                                                                    ========================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($98,863,565/6,325,892 units outstanding)                                           $15.63
                                                                    ========================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund



                            Statement of Operations
                                   Unaudited

                                                                         For the period         For the period
                                                                          July 1, 2003          January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    ------------------------------------------------
Investment income:
   Dividend income(net of taxes withheld $207,786)                                 $486,057             $2,000,437
   Interest income                                                                    6,619                 26,846
                                                                    -----------------------------------------------

      Total investment income                                                       492,676              2,027,283

Expenses:
   Investment  advisory  fee                                                        150,555                302,022
   State Street Bank & Trust Company - program  fee                                  73,674                209,436
   American Bar Retirement Association - program fee                                 11,136                 30,487
   Trustee, management and administration fees                                       30,666                 55,012
   Other expenses                                                                     3,123                 24,788
                                                                    -----------------------------------------------

      Total expenses                                                                269,154                621,745
                                                                    -----------------------------------------------

      Net investment income                                                         223,522              1,405,538
                                                                    -----------------------------------------------

Realized and unrealized gain (loss) on investments:
      Net realized gain (loss) on investments sold                                1,099,963            (12,604,938)
      Unrealized appreciation of investments during the period                    4,242,131             23,660,936
                                                                    -----------------------------------------------

      Net gain on investments                                                     5,342,094             11,055,998
                                                                    -----------------------------------------------

      Net increase in net assets resulting from operations                       $5,565,616            $12,461,536
                                                                    ===============================================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund



                      Statement of Changes in Net Assets
                                   Unaudited

                                                                          For the period        For the period
                                                                           July 1, 2003         January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase in net assets from:
Operations:
     Net investment income                                                         $223,522             $1,405,538
     Net realized gain (loss) on investments                                      1,099,963            (12,604,938)
     Unrealized appreciation of investments during the period                     4,242,131             23,660,936
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                         5,565,616             12,461,536
                                                                    -----------------------------------------------

Participant transactions:
     Proceeds from sales of units                                                11,260,926             77,346,199
     Cost of units redeemed                                                      (8,783,164)           (69,183,906)

     Net increase in net assets resulting from participant
       transactions                                                               2,477,762              8,162,293
                                                                    -----------------------------------------------
           Total increase in net assets                                           8,043,378             20,623,829

Net Assets:
     Beginning of period                                                         90,820,187             78,239,736
                                                                    -----------------------------------------------
     End of period                                                              $98,863,565            $98,863,565
                                                                    ===============================================
Number of units:
     Outstanding-beginning of period                                              6,160,133              5,710,177
          Sold                                                                      743,136              5,745,489
          Redeemed                                                                 (577,377)            (5,129,774)

     Outstanding-end of period                                                    6,325,892              6,325,892
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           International Equity Fund



                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period           For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003

                                                                    -----------------------------------------------
Investment income                                                                     $0.08                  $0.33
Expenses                                                                              (0.04)                 (0.10)

                                                                    -----------------------------------------------
Net investment income                                                                  0.04                   0.23
Net realized and unrealized gain on investments                                        0.85                   1.70

                                                                    -----------------------------------------------
Net increase in unit value                                                             0.89                   1.93
Net asset value at beginning of period                                                14.74                  13.70

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $15.63                 $15.63

                                                                    ===============================================
Ratio of expenses to average net assets*                                              1.11%                  0.97%
Ratio of net investment income to average net assets*                                 0.92%                  2.18%
Portfolio turnover**                                                                     5%                   146%
Total return                                                                          6.00%                 14.06%
Number of units outstanding at end of period (in thousands)                           6,326                  6,326


------------------------------------------------------------------------------
*Annualized
** Not annualized. With respect to the portion of the fund's assets invested in a registered investment company, reflects purchases and sales of the registered investment company in which the fund invests, rather than turnover of the underlying portfolio of such registered investment company.



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                         Large-Cap Growth Equity Fund



                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
   Investments, at value (cost $723,563,937)                                   $775,877,418
   Receivable  for  investments  sold                                               877,567
   Receivable  for  fund  units  sold                                               589,329
   Dividends  and  interest  receivable                                             463,207
   Other  assets                                                                     11,731
                                                                    ------------------------

     Total  assets                                                             777,819,252
                                                                    ------------------------
Liabilities
   Payable for investments purchased                                                568,814
   Payable for fund units purchased                                                       0
   Payable to Custodian                                                              72,751
   Accrued expenses                                                                 620,593
   Other liabilities                                                                  7,984
                                                                    ------------------------

     Total liabilities                                                            1,270,142
                                                                    ------------------------

Net Assets                                                                     $776,549,110
                                                                    ========================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($776,549,110/19,779,766 units outstanding)                                         $39.26
                                                                    ========================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                         Large-Cap Growth Equity Fund



                            Statement of Operations
                                   Unaudited

                                                                         For the period          For the period
                                                                          July 1, 2003          January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Investment income:
   Dividend income(net of taxes withheld $30,520)                                $1,560,662             $4,461,709
   Interest income                                                                   28,065                 83,293
   Securities Lending income                                                          3,478                  7,966
                                                                    -----------------------------------------------

     Total investment income                                                     1,592,205              4,552,968

Expenses:
   Investment  advisory  fee                                                        358,790                997,007
   State  Street  Bank  &  Trust  Company - program  fee                            597,802              1,753,548
   American  Bar  Retirement  Association - program  fee                             90,370                255,027
   Trustee, management and administration fees                                      169,382                460,208
   Other  expenses                                                                  104,753                288,808
                                                                    -----------------------------------------------

     Total expenses                                                               1,321,097              3,754,598

     Net investment income                                                          271,108                798,370
                                                                    -----------------------------------------------

Realized and unrealized loss on investments:
     Net realized loss on investments sold                                       (2,881,654)           (17,535,859)
     Unrealized appreciation of investments during the period                    26,808,780            135,041,823
                                                                    -----------------------------------------------

     Net gain on investments                                                     23,927,126            117,505,964
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                       $24,198,234           $118,304,334
                                                                    ===============================================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                         Large-Cap Growth Equity Fund



                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase in net assets from:
Operations:
     Net investment income                                                         $271,108               $798,370
     Net realized loss on investments                                            (2,881,654)           (17,535,859)
     Unrealized appreciation of investments during the period                    26,808,780            135,041,823
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                        24,198,234            118,304,334
                                                                    -----------------------------------------------

Participant transactions:
     Proceeds from sales of units                                                10,244,773             32,106,096
     Cost of units redeemed                                                     (11,036,528)           (46,940,454)

     Net decrease in net assets resulting from
      participant transactions                                                     (791,755)           (14,834,358)
                                                                    -----------------------------------------------

          Total increase in net assets                                           23,406,479            103,469,976

Net Assets:
     Beginning of period                                                        753,142,631            673,079,134
                                                                    -----------------------------------------------
     End of period                                                             $776,549,110           $776,549,110
                                                                    ===============================================

Number of units:
     Outstanding-beginning of period                                             19,799,906             20,241,073
         Sold                                                                       260,216                877,592
         Redeemed                                                                  (280,356)            (1,338,899)

     Outstanding-end of period                                                   19,779,766             19,779,766
                                                                    ===============================================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                         Large-Cap Growth Equity Fund



                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003

                                                                    -----------------------------------------------
Investment income                                                                     $0.08                  $0.23
Expenses                                                                              (0.07)                 (0.19)

                                                                    -----------------------------------------------
Net investment income                                                                  0.01                   0.04
Net realized and unrealized gain on investments                                        1.21                   5.97

                                                                    -----------------------------------------------
Net increase in unit value                                                             1.22                   6.01
Net asset value at beginning of period                                                38.04                  33.25

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $39.26                 $39.26

                                                                    ===============================================
Ratio of expenses to average net assets*                                              0.67%                  0.70%
Ratio of net investment income to average net assets*                                 0.14%                  0.15%
Portfolio turnover**                                                                     5%                    14%
Total return                                                                          3.21%                 18.06%
Number  of  units  outstanding  at  end  of  period (in thousands)                   19,780                 19,780


------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                          Large-Cap Value Equity Fund


                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $239,604,256)                                    $246,175,672
  Cash                                                                                3,604
  Receivable  for  investments  sold                                              3,093,654
  Receivable  for  fund  units  sold                                                235,308
  Dividends  and  interest  receivable                                              343,859
  Other assets                                                                       3,693
                                                                    ------------------------

     Total  assets                                                              249,855,790
                                                                    ------------------------

Libilities
  Payable for investments purchased                                                 945,104
  Payable for fund units purchased                                                1,036,009
  Accrued expenses                                                                  128,825
  Other liabilities                                                                     700
                                                                    ------------------------

     Total liabilities                                                            2,110,638
                                                                    ------------------------

Net Assets                                                                     $247,745,152
                                                                    ========================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($247,745,152/9,477,871 units outstanding)                                          $26.14
                                                                    ========================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                          Large-Cap Value Equity Fund



                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Investment income:
   Dividend income                                                               $1,078,974             $3,264,123
   Interest income                                                                   26,616                 56,271
   Securities Lending income                                                            805                  3,511
                                                                    -----------------------------------------------

     Total investment income                                                      1,106,395              3,323,905

Expenses:
   Investment  advisory  fee                                                        140,617                388,121
   State  Street  Bank  &  Trust  Company - program  fee                            189,223                544,533
   American  Bar  Retirement  Association - program  fee                             28,606                 79,246
   Trustee, management and administration fees                                       53,551                142,985
   Other  expenses                                                                   33,221                 89,915
                                                                    -----------------------------------------------

     Total expenses                                                                 445,218              1,244,800
                                                                    -----------------------------------------------

     Net investment income                                                          661,177              2,079,105
                                                                    -----------------------------------------------

Realized and unrealized gain (loss) on investments:
     Net realized loss on investments sold                                       (1,118,882)            (6,443,045)
     Unrealized appreciation of investments during the period                     7,002,726             34,032,248
                                                                    -----------------------------------------------

     Net gain on investments                                                      5,883,844             27,589,203
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                        $6,545,021            $29,668,308
                                                                    ===============================================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                          Large-Cap Value Equity Fund



                      Statement of Changes in Net Assets
                                   Unaudited

                                                                         For the period         For the period
                                                                          July 1, 2003          January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase in net assets from:
Operations:
     Net investment income                                                         $661,177             $2,079,105
     Net realized loss on investments                                            (1,118,882)            (6,443,045)
     Unrealized appreciation of investments during the period                     7,002,726             34,032,248
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                         6,545,021             29,668,308
                                                                    -----------------------------------------------

Participant transactions:
     Proceeds from sales of units                                                18,437,508             58,470,867
     Cost of units redeemed                                                     (13,504,238)           (44,850,923)

     Net increase in net assets resulting from
       participant transactions                                                   4,933,270             13,619,944
                                                                    -----------------------------------------------

          Total increase in net assets                                           11,478,291             43,288,252

Net Assets:
     Beginning of period                                                        236,266,861            204,456,900
                                                                    -----------------------------------------------
     End of period                                                             $247,745,152           $247,745,152
                                                                    ===============================================
Number of units:
     Outstanding-beginning of period                                              9,288,601              8,936,013
       Sold                                                                         704,988              2,376,512
       Redeemed                                                                    (515,718)            (1,834,654)

     Outstanding-end of period                                                    9,477,871              9,477,871
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                          Large-Cap Value Equity Fund



                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                  For the period         For the period
                                                                          July 1, 2003          January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------

Investment income                                                                     $0.12                  $0.36
Expenses                                                                              (0.05)                 (0.14)

                                                                    -----------------------------------------------
Net investment income                                                                  0.07                   0.22
Net realized and unrealized gain on investments                                        0.63                   3.04

                                                                    -----------------------------------------------
Net increase in unit value                                                             0.70                   3.26
Net asset value at beginning of period                                                25.44                  22.88

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $26.14                 $26.14

                                                                    ===============================================
Ratio of expenses to average net assets*                                              0.72%                  0.74%
Ratio of net investment income to average net assets*                                 1.07%                  1.24%
Portfolio turnover**                                                                    11%                    23%
Total return                                                                          2.76%                 14.24%
Number  of  units  outstanding  at  end  of  period (in thousands)                    9,478                  9,478


------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund


                      Statement of Assets and Liabilities
                                   Unaudited

                                                                        September 30, 2003
                                                                     -----------------------
Assets
  Investments, at value (cost $25,178,757)                                      $27,822,387
  Cash                                                                                2,839
  Receivable  for  investments  sold                                                502,239
  Receivable  for  fund  units  sold                                                183,111
  Dividends  and  interest  receivable                                                7,375
  Other  assets                                                                         262
                                                                     -----------------------

     Total  assets                                                               28,518,213
                                                                     -----------------------

Liabilities
  Payable for investments purchased                                                 594,101
  Payable for fund units purchased                                                    5,860
  Accrued expenses                                                                   47,145
  Other liabilities                                                                       0
                                                                     -----------------------

     Total liabilities                                                              647,106
                                                                     -----------------------

Net Assets                                                                      $27,871,107
                                                                     =======================


Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($27,871,107/1,857,528 units outstanding)                                           $15.00
                                                                     =======================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund


                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003          January 1, 2003
                                                                    to September 30, 2003   to September 30, 2003
                                                                   ------------------------------------------------
Investment income:
   Dividend income                                                                  $16,192                $26,460
   Interest income                                                                    5,370                 10,278
                                                                   ------------------------------------------------

     Total investment income                                                         21,562                 36,738

Expenses:
   Investment  advisory  fee                                                         37,822                 76,042
   State  Street  Bank  &  Trust  Company - program  fee                             17,746                 37,428
   American  Bar  Retirement  Association - program  fee                              2,679                  5,500
   Trustee, management and administration fees                                        4,925                  9,910
   Other  expenses                                                                    3,222                  6,371
                                                                   ------------------------------------------------

     Total expenses                                                                  66,394                135,251
                                                                   ------------------------------------------------

     Net investment loss                                                            (44,832)               (98,513)
                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
     Net realized gain on investments sold                                        1,088,398              1,664,405
     Unrealized appreciation of investments during the period                       649,775              2,426,814
                                                                   ------------------------------------------------

     Net gain on investments                                                      1,738,173              4,091,219
                                                                   ------------------------------------------------

     Net increase in net assets resulting from operations                        $1,693,341             $3,992,706
                                                                   ================================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003          January 1, 2003
                                                                    to September 30, 2003   to September 30, 2003
                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment loss                                                           ($44,832)              ($98,513)
     Net realized gain on investments                                             1,088,398              1,664,405
     Unrealized appreciation of investments during the period                       649,775              2,426,814
                                                                   ------------------------------------------------

     Net increase in net assets resulting from operations                         1,693,341              3,992,706
                                                                   ------------------------------------------------


Participant transactions:
     Proceeds from sales of units                                                10,502,314             18,607,923
     Cost of units redeemed                                                      (1,224,596)            (3,296,116)

     Net increase in net assets resulting from
      participant transactions                                                    9,277,718             15,311,807
                                                                   ------------------------------------------------

            Total increase in net assets                                         10,971,059             19,304,513

Net Assets:
     Beginning of period                                                         16,900,048              8,566,594
                                                                   ------------------------------------------------
     End of period                                                              $27,871,107            $27,871,107
                                                                   ================================================

Number of units:
     Outstanding-beginning of period                                              1,234,172                753,447
       Sold                                                                         703,410              1,357,364
       Redeemed                                                                     (80,054)              (253,283)

     Outstanding-end of period                                                    1,857,528              1,857,528
                                                                   ================================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund


                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period           For the period
                                                                         July 1, 2003           January 1, 2003
                                                                    to September 30, 2003    to September 30, 2003

                                                                   ------------------------------------------------
Investment income                                                                     $0.01                  $0.03
Expenses                                                                              (0.05)                 (0.12)

                                                                   ------------------------------------------------
Net investment loss                                                                   (0.04)                 (0.09)
Net realized and unrealized gain on investments                                        1.35                   3.72

                                                                   ------------------------------------------------
Net increase in unit value                                                             1.31                   3.63
Net asset value at beginning of period                                                13.69                  11.37

                                                                   ------------------------------------------------

Net asset value at end of period                                                     $15.00                 $15.00

                                                                   ================================================
Ratio of expenses to average net assets*                                              1.14%                  1.15%
Ratio of net investment income to average net assets*                                (0.77%)                (0.84%)
Portfolio turnover**                                                                    37%                   119%
Total return                                                                          9.56%                 31.97%
Number of units outstanding at end of period (in thousands)                           1,858                  1,858


------------------------------------------------------------------------------
*Annualized
** Not annualized.



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Mid-Cap Value Equity Fund


                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $22,830,150)                                      $25,400,588
  Cash                                                                                1,622
  Receivable  for  investments  sold                                                      0
  Receivable  for  fund  units  sold                                                 57,326
  Dividends  and  interest  receivable                                               21,150
  Other  assets                                                                         237
                                                                    ------------------------

       Total  assets                                                             25,480,923
                                                                    ------------------------

Liabilities
  Payable for investments purchased                                                 161,593
  Payable for fund units purchased                                                   48,380
  Accrued expenses                                                                   22,465
  Other liabilities                                                                       0
                                                                    ------------------------

       Total liabilities                                                            232,438
                                                                    ------------------------


Net Assets                                                                      $25,248,485
                                                                    ========================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($25,248,485/2,193,637 units outstanding)                                           $11.51
                                                                    ========================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Mid-Cap Value Equity Fund


                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                    to September 30, 2003    to September 30, 2003
                                                                   ------------------------------------------------
Investment income:
  Dividend income                                                                   $54,925               $118,218
  Interest income                                                                     5,447                 12,765
                                                                   ------------------------------------------------

     Total investment income                                                         60,372                130,983

Expenses:
  Investment  advisory  fee                                                          39,223                 83,348
  State  Street  Bank  &  Trust  Company - program  fee                              16,509                 36,200
  American  Bar  Retirement  Association - program  fee                               2,493                  5,316
  Trustee, management and administration fees                                         4,593                  9,581
  Other expenses                                                                      2,985                  6,135
                                                                   ------------------------------------------------

     Total expenses                                                                  65,803                140,580
                                                                   ------------------------------------------------

     Net investment loss                                                             (5,431)                (9,597)
                                                                   ------------------------------------------------

Realized and unrealized loss on investments:
     Net realized gain (loss) on investments sold                                   117,220                 (3,149)
     Unrealized appreciation of investments during the period                       648,830              2,729,612
                                                                   ------------------------------------------------

     Net gain on investments                                                        766,050              2,726,463
                                                                   ------------------------------------------------

     Net increase in net assets resulting from operations                          $760,619             $2,716,866
                                                                   ================================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Mid-Cap Value Equity Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                    to September 30, 2003    to September 30, 2003
                                                                   ------------------------------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment loss                                                            ($5,431)               ($9,597)
     Net realized gain (loss) on investments                                        117,220                 (3,149)
     Unrealized appreciation of investments during the period                       648,830              2,729,612
                                                                   ------------------------------------------------

     Net increase in net assets resulting from operations                           760,619              2,716,866
                                                                   ------------------------------------------------


Participant transactions:
     Proceeds from sales of units                                                 8,914,376             15,691,716
     Cost of units redeemed                                                      (1,051,852)            (2,086,442)

     Net increase in net assets resulting from
      participant transactions                                                    7,862,524             13,605,274
                                                                   ------------------------------------------------

            Total increase in net assets                                          8,623,143             16,322,140

Net Assets:
     Beginning of period                                                         16,625,342              8,926,345
                                                                   ------------------------------------------------
     End of period                                                              $25,248,485            $25,248,485
                                                                   ================================================

Number of units:
     Outstanding-beginning of period                                              1,501,946                912,372
       Sold                                                                         782,680              1,475,465
       Redeemed                                                                     (90,989)              (194,200)

     Outstanding-end of period                                                    2,193,637              2,193,637
                                                                   ================================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Mid-Cap Value Equity Fund


                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                   For the period          For the period
                                                                           July 1, 2003           January 1, 2003
                                                                      to September 30, 2003    to September 30, 2003
                                                                     ------------------------------------------------

Investment income                                                                     $0.03                  $0.09
Expenses                                                                              (0.04)                 (0.10)

                                                                     ----------------------------------------------
Net investment loss                                                                   (0.01)                 (0.01)
Net realized and unrealized gain on investments                                        0.45                   1.74

                                                                     ----------------------------------------------
Net increase in unit value                                                             0.44                   1.73
Net asset value at beginning of period                                                11.07                   9.78

                                                                     ----------------------------------------------

Net asset value at end of period                                                     $11.51                 $11.51

                                                                     ==============================================
Ratio of expenses to average net assets*                                              1.21%                  1.24%
Ratio of net investment income to average net assets*                                (0.10%)                (0.08%)
Portfolio turnover**                                                                     3%                    13%
Total return                                                                          3.98%                 17.65%

Number of units outstanding at end of period (in thousands)                           2,194                  2,194


------------------------------------------------------------------------------
*Annualized
** Not annualized.


  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                             Small-Cap Equity Fund


                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $265,288,651)                                    $284,755,985
  Cash                                                                               17,880
  Receivable  for  investments  sold                                                795,267
  Receivable  for  fund  units  sold                                                323,702
  Dividends  and  interest  receivable                                              149,108
  Other  assets                                                                       4,621
                                                                    ------------------------

     Total  assets                                                              286,046,563
                                                                    ------------------------

Liabilities
  Payable for investments purchased                                               1,239,120
  Payable for fund units purchased                                                        0
  Accrued expenses                                                                  401,056
  Other liabilities                                                                       0
                                                                    ------------------------

     Total liabilities                                                            1,640,176
                                                                    ------------------------


Net Assets                                                                     $284,406,387
                                                                    ========================


Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($284,406,387/5,348,694 units outstanding)                                          $53.17
                                                                    ========================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                             Small-Cap Equity Fund


                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Investment income:
  Dividend income                                                                  $426,906             $1,355,060
  Interest income                                                                    44,632                130,009
                                                                    -----------------------------------------------

     Total investment income                                                        471,538              1,485,069

Expenses:
  Investment  advisory  fee                                                         307,055                800,605
  State  Street  Bank  &  Trust  Company - program  fee                             217,476                598,657
  American  Bar  Retirement  Association - program  fee                              32,868                 87,230
  Trustee, management and administration fees                                        61,356                157,371
  Other  expenses                                                                    38,397                 99,249
                                                                    -----------------------------------------------

     Total expenses                                                                 657,152              1,743,112
                                                                    -----------------------------------------------

     Net investment loss                                                           (185,614)              (258,043)
                                                                    -----------------------------------------------

Realized and unrealized loss on investments:
     Net realized gain (loss) on investments sold                                   790,712            (15,854,806)
     Unrealized appreciation of investments during the period                    15,548,198             69,402,704
                                                                    -----------------------------------------------

     Net gain on investments                                                     16,338,910             53,547,898
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                       $16,153,296            $53,289,855
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                             Small-Cap Equity Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment loss                                                          $(185,614)             $(258,043)
     Net realized gain (loss) on investments                                        790,712            (15,854,806)
     Unrealized appreciation of investments during the period                    15,548,198             69,402,704
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                        16,153,296             53,289,855
                                                                    -----------------------------------------------


Participant transactions:
     Proceeds from sales of units                                                 9,817,471             19,200,004
     Cost of units redeemed                                                      (3,074,768)           (11,384,341)

     Net increase in net assets resulting from
      participant transactions                                                    6,742,703              7,815,663
                                                                    -----------------------------------------------

               Total increase in net assets                                      22,895,999             61,105,518

Net Assets:
     Beginning of period                                                        261,510,388            223,300,869
                                                                    -----------------------------------------------
     End of period                                                             $284,406,387           $284,406,387
                                                                    ===============================================

Number of units:
     Outstanding-beginning of period                                              5,221,289              5,207,132
          Sold                                                                      184,078                395,022
          Redeemed                                                                  (56,673)              (253,460)

     Outstanding-end of period                                                    5,348,694              5,348,694
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                             Small-Cap Equity Fund


                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------

Investment income                                                                     $0.09                  $0.28
Expenses                                                                              (0.12)                 (0.33)

                                                                    -----------------------------------------------
Net investment loss                                                                   (0.03)                 (0.05)
Net realized and unrealized gain on investments                                        3.11                  10.34

                                                                    -----------------------------------------------
Net increase in unit value                                                             3.08                  10.29
Net asset value at beginning of period                                                50.09                  42.88

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $53.17                 $53.17

                                                                    ===============================================
Ratio of expenses to average net assets*                                              0.92%                  0.95%
Ratio of net investment income to average net assets*                                (0.26%)                (0.14%)
Portfolio turnover**                                                                     8%                    31%
Total return                                                                          6.17%                 23.99%

Number of units outstanding at end of period (in thousands)                           5,349                  5,349


------------------------------------------------------------------------------
*Annualized
**Not annualized



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Stable Asset Return Fund


                      Statement of Assets and Liabilities
                                   Unaudited



                                                                      September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost  $918,110,971)                                   $918,110,971
  Cash                                                                            2,632,110
  Interest  Receivable                                                                    0
  Receivable  for  fund  units  sold                                                110,308
  Other  assets                                                                      14,961
                                                                    ------------------------

     Total  assets                                                              920,868,350
                                                                    ------------------------


Liabilities
  Payable for investments purchased                                               2,632,109
  Payable for fund units purchased                                                  940,579
  Accrued expenses                                                                  295,434
  Dividends Payable                                                                       0
                                                                    ------------------------

     Total liabilities                                                            3,868,122
                                                                    ------------------------

Net Assets                                                                     $917,000,228
                                                                    ========================


Net asset value, redemption price and offering price per
unit of beneficial interest
($917,000,228/32,167,779 units outstanding)                                    $      28.51
                                                                    ========================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Stable Asset Return Fund


                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------

Interest income                                                                  $8,298,797            $25,740,721
                                                                    -----------------------------------------------

Expenses:
   State  Street  Bank  &  Trust  Company - program  fee                            708,734              2,258,715
   American  Bar  Retirement  Association - program  fee                            107,165                327,315
   Trustee, management and administration fees                                      202,023                590,827
   Other  expenses  and  taxes                                                      122,938                369,763
                                                                    -----------------------------------------------

     Total expenses                                                               1,140,860              3,546,620
                                                                    -----------------------------------------------

     Net investment income                                                       $7,157,937            $22,194,101
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Stable Asset Return Fund


                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase in net assets from:
Operations:
     Net investment income and net increase in net
     assets resulting from operations                                             7,157,937             22,194,101
                                                                    -----------------------------------------------


Participant transactions:
     Proceeds from sales of units                                                32,845,784            135,151,249
     Cost of units redeemed                                                     (49,373,987)          (131,687,200)

     Net increase (decrease) in net assets resulting from
     participant transactions                                                   (16,528,203)             3,464,049
                                                                    -----------------------------------------------

               Total increase(decrease) in net assets                            (9,370,266)            25,658,150
                                                                    -----------------------------------------------


Net Assets:
     Beginning of period                                                        926,370,494            891,342,078
                                                                    -----------------------------------------------
     End of period                                                             $917,000,228           $917,000,228
                                                                    ===============================================

Number of units:
     Outstanding-beginning of period                                             32,749,474             32,030,109
          Sold                                                                    1,156,709              4,806,178
          Redeemed                                                               (1,738,404)            (4,668,508)

     Outstanding-end of period                                                   32,167,779             32,167,779
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

                           Stable Asset Return Fund


                           Per-Unit Data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------

Investment income                                                                     $0.26                  $0.79
Expenses                                                                              (0.04)                 (0.11)
                                                                    -----------------------------------------------

Net investment income                                                                  0.22                   0.68
Net realized and unrealized gain on investments                                        0.00                   0.00
                                                                    -----------------------------------------------

Net increase in unit value                                                             0.22                   0.68
Net asset value at beginning of period                                                28.29                  27.83
                                                                    -----------------------------------------------

Net asset value at end of period                                                     $28.51                 $28.51
                                                                    ===============================================


Ratio of expenses to average net assets*                                              0.49%                  0.51%
Ratio of net investment income to average net assets*                                 3.08%                  3.22%
Total return                                                                          0.78%                  2.44%
Number of units outstanding at end of period (in thousands)                          32,168                 32,168

----------------------------------------------------------------
*Annualized



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

             Structured Portfolio Service- Conservative Portfolio


                      Statement of Assets and Liabilities
                                   Unaudited

                                                                        September 30, 2003
                                                                      ----------------------
Assets
     Investments, at value (cost $42,765,930)                                   $46,281,194
     Cash                                                                                 0
     Receivable  for  investments  sold                                             327,173
     Receivable  for  fund  units  sold                                                   0
     Dividends  and  interest  receivable                                                 0
     Other  assets                                                                        0
                                                                      ----------------------

          Total  assets                                                          46,608,367
                                                                      ----------------------

Liabilities
     Payable for investments purchased                                              321,012
     Payable for fund units purchased                                                 6,161
     Accrued expenses                                                                     0
     Other liabilities                                                                    0
                                                                      ----------------------

          Total liabilities                                                         327,173
                                                                      ----------------------


Net Assets                                                                      $46,281,194
                                                                      ======================


Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($46,281,194/2,688,427 units outstanding)                                           $17.21
                                                                      ======================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

             Structured Portfolio Service- Conservative Portfolio


                            Statement of Operations
                                   Unaudited

                                                                          For the period        For the period
                                                                           July 1, 2003         January 1, 2003
                                                                       to September 30, 2003 to September 30, 2003
                                                                       --------------------------------------------
Investment income:
   Dividend income                                                                       $0                     $0
   Interest income                                                                        0                      0
                                                                       --------------------------------------------

     Total investment income                                                              0                      0

Expenses:
   Investment  advisory  fee                                                              0                      0
   State  Street  Bank  &  Trust  Company - program  fee                                  0                      0
   American  Bar  Retirement  Association - program  fee                                  0                      0
   Trustee, management and administration fees                                            0                      0
   Other  expenses                                                                        0                      0

     Total expenses                                                                       0                      0
                                                                       --------------------------------------------

     Net investment income                                                                0                      0
                                                                       --------------------------------------------

Realized and unrealized gain (loss) on investments:
     Net realized gain (loss) on investments sold                                    19,087               (245,787)
     Unrealized appreciation of investments during the period                       643,074              3,369,705
                                                                       --------------------------------------------

     Net gain on investments                                                        662,161              3,123,918
                                                                       --------------------------------------------

     Net increase in net assets resulting from operations                          $662,161             $3,123,918
                                                                       ============================================



  The accompanying notes are an integral part of these financial statements

     American Bar Association Members/ State Street Collective Trust

           Structured Portfolio Service- Conservative Portfolio


                    Statement of Changes in Net Assets
                                Unaudited

                                                                          For the period         For the period
                                                                           July 1, 2003          January 1, 2003
                                                                       to September 30, 2003  to September 30, 2003
                                                                       --------------------------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment income                                                               $0                     $0
     Net realized gain (loss) on investments                                         19,087               (245,787)
     Unrealized appreciation of investments during the period                       643,074              3,369,705
                                                                       --------------------------------------------

     Net increase in net assets resulting from operations                           662,161              3,123,918
                                                                       --------------------------------------------

Participant transactions:
     Proceeds from sales of units                                                 2,821,425             11,589,313
     Cost of units redeemed                                                        (558,505)            (2,797,482)

     Net increase in net assets resulting from
      participant transactions                                                    2,262,920              8,791,831
                                                                       --------------------------------------------

           Total increase in net assets                                           2,925,081             11,915,749

Net Assets:
     Beginning of period                                                         43,356,113             34,365,445
                                                                       --------------------------------------------
     End of period                                                              $46,281,194            $46,281,194
                                                                       ============================================

Number of units:
     Outstanding-beginning of period                                              2,555,423              2,148,004
          Sold                                                                      165,807                709,178
          Redeemed                                                                  (32,803)              (168,755)

     Outstanding-end of period                                                    2,688,427              2,688,427
                                                                       ============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

             Structured Portfolio Service- Conservative Portfolio


                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                   For the period         For the period
                                                                           July 1, 2003          January 1, 2003
                                                                       to September 30, 2003  to September 30, 2003
                                                                       --------------------------------------------
Investment income                                                                     $0.00                  $0.00
Expenses                                                                               0.00                   0.00

                                                                       --------------------------------------------
Net investment income                                                                  0.00                   0.00
Net realized and unrealized gain on investments                                        0.24                   1.21

                                                                       --------------------------------------------
Net increase in unit value                                                             0.24                   1.21
Net asset value at beginning of period                                                16.97                  16.00

                                                                       --------------------------------------------

Net asset value at end of period                                                     $17.21                 $17.21

                                                                       ============================================
Ratio of expenses to average net assets* +                                            0.00%                  0.00%
Ratio of net investment income to average net assets*                                 0.00%                  0.00%
Portfolio turnover**                                                                     3%                    14%
Total return                                                                          1.47%                  7.60%
Number of units outstanding at end of period (in thousands)                           2,688                  2,688

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



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Moderate Portfolio


                      Statement of Assets and Liabilities
                                   Unaudited

                                                                       September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $139,105,110)                                    $142,363,754
  Cash                                                                                    0
  Receivable  for  investments  sold                                              1,433,171
  Receivable  for  fund  units  sold                                                      0
  Dividends  and  interest  receivable                                                    0
  Other  assets                                                                           0
                                                                    ------------------------

     Total  assets                                                              143,796,925
                                                                    ------------------------

Liabilities
  Payable for investments purchased                                               1,141,732
  Payable for fund units purchased                                                  291,439
  Accrued expenses                                                                        0
  Other liabilities                                                                       0
                                                                    ------------------------

     Total liabilities                                                            1,433,171
                                                                    ------------------------

Net Assets                                                                     $142,363,754
                                                                    ========================


Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($ 142,363,754/8,185,210 units outstanding)                                         $17.39
                                                                    ========================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Moderate Portfolio


                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Investment income:
   Dividend income                                                                       $0                     $0
   Interest income                                                                        0                      0
                                                                    -----------------------------------------------

     Total investment income                                                              0                      0

Expenses:
   Investment  advisory  fee                                                              0                      0
   State  Street  Bank  &  Trust  Company - program  fee                                  0                      0
   American  Bar  Retirement  Association - program  fee                                  0                      0
   Trustee, management and administration fees                                            0                      0
   Other  expenses                                                                        0                      0
                                                                    -----------------------------------------------

     Total expenses                                                                       0                      0
                                                                    -----------------------------------------------

     Net investment income                                                                0                      0
                                                                    -----------------------------------------------

Realized and unrealized gain (loss) on investments:
     Net realized loss on investments sold                                         (481,555)              (996,888)
     Unrealized appreciation of investments during the period                     3,902,924             14,410,773
                                                                    -----------------------------------------------

     Net gain on investments                                                      3,421,369             13,413,885
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                        $3,421,369            $13,413,885
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Moderate Portfolio


                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase in net assets from:
Operations:
     Net investment income                                                               $0                     $0
     Net realized loss on investments                                              (481,555)              (996,888)
     Unrealized appreciation of investments during the period                     3,902,924             14,410,773
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                         3,421,369             13,413,885
                                                                    -----------------------------------------------


Participant transactions:
     Proceeds from sales of units                                                 6,008,874             22,857,867
     Cost of units redeemed                                                        (763,930)            (5,929,274)

     Net increase in net assets resulting from
      participant transactions                                                    5,244,944             16,928,593
                                                                    -----------------------------------------------

               Total increase in net assets                                       8,666,313             30,342,478

Net Assets:
     Beginning of period                                                        133,697,441            112,021,276
                                                                    -----------------------------------------------
     End of period                                                             $142,363,754           $142,363,754
                                                                    ===============================================

Number of units:
     Outstanding-beginning of period                                              7,878,461              7,156,763
        Sold                                                                        350,731              1,404,281
        Redeemed                                                                    (43,982)              (375,834)

     Outstanding-end of period                                                    8,185,210              8,185,210
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

               Structured Portfolio Service- Moderate Portfolio


                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------

Investment income                                                                     $0.00                  $0.00
Expenses                                                                               0.00                   0.00

                                                                    -----------------------------------------------
Net investment income                                                                  0.00                   0.00
Net realized and unrealized gain on investments                                        0.42                   1.74

                                                                    -----------------------------------------------
Net increase in unit value                                                             0.42                   1.74
Net asset value at beginning of period                                                16.97                  15.65

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $17.39                 $17.39

                                                                    ===============================================
Ratio of expenses to average net assets* +                                            0.00%                  0.00%
Ratio of net investment income to average net assets*                                 0.00%                  0.00%
Portfolio turnover**                                                                     3%                    12%
Total return                                                                          2.49%                 11.12%
Number  of  units  outstanding  at  end  of  period (in thousands)                    8,185                  8,185

------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.
+ Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Aggressive Portfolio


                      Statement of Assets and Liabilities
                                   Unaudited



                                                                      September 30, 2003
                                                                    ------------------------
Assets
  Investments, at value (cost $111,310,323)                                    $109,502,412
  Cash                                                                                    0
  Receivable  for  investments  sold                                                867,649
  Receivable  for  fund  units  sold                                                 44,955
  Dividends  and  interest  receivable                                                    0
  Other  assets                                                                           0
                                                                    ------------------------

     Total  assets                                                              110,415,016
                                                                    ------------------------
Liabilities
  Payable for investments purchased                                                 912,604
  Payable for fund units purchased                                                        0
  Accrued expenses                                                                        0
  Other liabilities                                                                       0
                                                                    ------------------------

     Total liabilities                                                              912,604
                                                                    ------------------------


Net Assets                                                                     $109,502,412
                                                                    ========================

Net asset value, redemption price and offering
 price per unit of beneficial interest
 ($109,502,412/6,348,295 units outstanding)                                          $17.25
                                                                    ========================




  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Aggressive Portfolio


                            Statement of Operations
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Investment income:
   Dividend income                                                                       $0                     $0
   Interest income                                                                        0                      0
                                                                    -----------------------------------------------
                                                                                          0                      0

Expenses:
   Investment  advisory  fee                                                              0                      0
   State  Street  Bank  &  Trust  Company - program  fee                                  0                      0
   American  Bar  Retirement  Association - program  fee                                  0                      0
   Trustee, management and administration fees                                            0                      0
   Other  expenses                                                                        0                      0
                                                                    -----------------------------------------------

     Total expenses                                                                       0                      0
                                                                    -----------------------------------------------

     Net investment income                                                                0                      0
                                                                    -----------------------------------------------

Realized and unrealized gain (loss) on investments:
     Net realized gain on investments sold                                          206,298                250,154
     Unrealized appreciation of investments during the period                     3,472,205             13,078,508
                                                                    -----------------------------------------------

     Net gain on investments                                                      3,678,503             13,328,662
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                        $3,678,503            $13,328,662
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Aggressive Portfolio


                      Statement of Changes in Net Assets
                                   Unaudited

                                                                        For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003
                                                                    -----------------------------------------------
Increase (decrease) in net assets from:
Operations:
     Net investment income                                                               $0                     $0
     Net realized gain on investments                                               206,298                250,154
     Unrealized appreciation of investments during the period                     3,472,205             13,078,508
                                                                    -----------------------------------------------

     Net increase in net assets resulting from operations                         3,678,503             13,328,662
                                                                    -----------------------------------------------

Participant transactions:
     Proceeds from sales of units                                                 5,530,753             15,682,807
     Cost of units redeemed                                                      (1,295,878)            (3,837,136)

     Net increase in net assets resulting from
       participant transactions                                                   4,234,875             11,845,671
                                                                    -----------------------------------------------

            Total increase in net assets                                          7,913,378             25,174,333

Net Assets:
     Beginning of period                                                        101,589,034             84,328,079
                                                                    -----------------------------------------------
     End of period                                                             $109,502,412           $109,502,412
                                                                    ===============================================

Number of units:
     Outstanding-beginning of period                                              6,098,006              5,603,154
        Sold                                                                        324,783                987,618
        Redeemed                                                                    (74,494)              (242,477)

     Outstanding-end of period                                                    6,348,295              6,348,295
                                                                    ===============================================



  The accompanying notes are an integral part of these financial statements

        American Bar Association Members/ State Street Collective Trust

              Structured Portfolio Service- Aggressive Portfolio


                           Per-Unit data and Ratios
                                   Unaudited

Selected data for a unit outstanding throughout the
period:                                                                 For the period          For the period
                                                                         July 1, 2003           January 1, 2003
                                                                     to September 30, 2003   to September 30, 2003

                                                                    -----------------------------------------------
Investment income                                                                     $0.00                  $0.00
Expenses                                                                               0.00                   0.00

                                                                    -----------------------------------------------
Net investment income                                                                  0.00                   0.00
Net realized and unrealized gain on investments                                        0.59                   2.20

                                                                    -----------------------------------------------
Net increase in unit value                                                             0.59                   2.20
Net asset value at beginning of period                                                16.66                  15.05

                                                                    -----------------------------------------------

Net asset value at end of period                                                     $17.25                 $17.25

                                                                    ===============================================
Ratio of expenses to average net assets* +                                            0.00%                  0.00%
Ratio of net investment income to average net assets*                                 0.00%                  0.00%
Portfolio turnover**                                                                     3%                     9%
Total return                                                                          3.54%                 14.61%
Number of units outstanding at end of period (in thousands)                           6,348                  6,348

------------------------------------------------------------------------------
*Annualized
** Not annualized. Reflects purchases and sales of units of the funds in which the portfolio invests rather than the turnover of such underlying funds.
+ Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.

   The accompanying notes are an integral part of these financial statements

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

        American Bar Association Members/State Street Collective Trust

2.    Summary of Significant Accounting Policies

      The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2002 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of September 30, 2003 and the results of each of their operations, the changes in each of their net assets and certain financial data for the three and nine month periods ended September 30, 2003.

      The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:

      A.    Security Valuation

      Stable Asset Return Fund: Formerly, it was the Trust's policy to attempt to maintain a constant price of $1.00 per unit for SARF. Since July 15, 2002, SARF no longer does so. The principal consequence of the change is that SARF is no longer accounting for the distribution and reinvestment of accrued income by issuing additional units each business day. Instead, SARF is retaining this income as undistributed amounts which comprise an accumulating component of the net asset value of SARF. SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund's investors are participants in qualified benefits plans, the insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest) which approximates fair value. The values of investments in collective investment funds are based on the net asset values of such respective collective investment funds.

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

        American Bar Association Members/State Street Collective Trust

      The values of investments in registered investment companies are based on the net asset value of such respective registered investment companies.

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

      F.    TBA Commitments and Roll Transactions

      The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Funds' other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, these Funds will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under "Security Valuation" above. These Funds may dispose of a commitment prior to settlement if the Fund's advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

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

      At September 30, 2003, the Intermediate Bond Fund held no interest rate swap contracts.

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

      Swaption contracts are marked-to-market at the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the relevant market rate of interest. Changes in the value of the swaption are reported as unrealized gains or losses. Gain or loss is recognized when

        American Bar Association Members/State Street Collective Trust the swaption contract expires or is closed. When the Fund writes a swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the swaption written. Premiums received from writing swaptions that expire unexercised are treated by the Fund on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss.

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

      A summary of the written put options for the quarter ended September 30, 2003 is as follows:


                                                                               Number of
Written Put Option Contracts                                                   Contracts           Premiums
---------------------------------------------------------------------------    -------------    --------------
Outstanding, beginning of period                                                 13,000         $       34,970
                                                                               -------------    --------------
Options written                                                                    --                      --
Options exercised                                                                  --                      --

Options closed                                                                     --                      --
                                                                               -------------    --------------

Outstanding, end of period                                                       13,000         $       34,970
                                                                               -------------    --------------

At September 30, 2003, the Fund held the following written put options contracts:

                                                                                                 Appreciation/
Security                                                                       Contracts        (Depreciation)
--------------------------------------------------------------------------     -------------    --------------
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006                         13,000         $       11,631


Total premiums received    $34,970

A summary of the written call options for the quarter ended September 30, 2003 is as follows:

                                                                               Number of
Written Call Option Transactions                                               Contracts           Premiums
--------------------------------------------------------------------------     -------------    --------------
Outstanding, beginning of period                                                183,000         $      178,571
                                                                               -------------    --------------

Options written
Options exercised                                                                  --                      --
Options expired                                                                 106,000                 96,195
Options closed                                                                     --                      --
                                                                               -------------    --------------
Outstanding, end of period                                                       77,000         $       82,376
                                                                               -------------    --------------

At September 30, 2003, the Fund held the following written call option contracts:

                                                                                                 Appreciation/
Security                                                                       Contracts        (Depreciation)
--------------------------------------------------------------------------     -------------    --------------




Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006                         13,000         $          364
Pay fixed 3.00%, receive LIBOR, commencing May 14, 2004                          64,000                 27,981


Total premiums received    $82,376



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

3.    Investment Advisory, Investment Management and Related Party Transactions

      State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc.; Dresdner RCM Global Investors LLC, the institutional investment management area of Dresdner Bank Group; Sit Investment Associates, Inc.; Morgan Stanley Investment Management, Inc. (successor to Miller Anderson & Sherrerd);
Alliance Capital Management L.P.'s Bernstein Investment Research and
Management Unit; Pacific Investment Management Company; Ariel Capital Management; Turner Investment Partners; Philadelphia International Advisors, LP; and JP Morgan Fleming Asset Management Limited to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

      A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the Advisor's contract. These fees are accrued on a daily basis and paid monthly from the assets. Actual fees paid to each investment advisor during the year are disclosed in the Trust's prospectus. Fee rate ranges based on the respective breakpoints are as follows:


Investment Advisor                                                                                                Fee Rate Range
----------------------------------------------------------------------------------------------------------   ----------------------
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)                           .225% to .50%*
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)                                                        .25% to .70%
Philadelphia International Advisors  LP (International Equity)                                                     .45% to .75%
Sit Investment Associates (Small-Cap Equity)                                                                      .60% to 1.00%
Morgan Stanley Investment Management (Balanced)                                                                   .125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)                                                          .15% to .50%
JP Morgan Asset Management (International Equity)                                                                  .60% to .75%
Pacific Investment Management Co. (Intermediate Bond)                                                              .25% to .50%
Ariel Capital Management (Mid-Cap Value Equity)                                                                    .50% to .75%
Turner Investment Partners (Mid-Cap Growth Equity)                                                                 .55% to .65%

        -----------
        * Subject to a 5% fee reduction based on aggregate fees.


        American Bar Association Members/State Street Collective Trust



                                                                             Fees Paid Year to date
Investment Advisor                                                           ended September 30, 2003
-------------------------------------------------------------------   -----------------------------------
Alliance Capital Management LP. (Large-Cap Value Equity)              $                     388,242
Ariel Capital Management (Mid-Cap Value Equity)                                              83,348
Capital Guardian Trust Company (Balanced)                                                   403,576
Capital Guardian Trust Company (Large-Cap Growth Equity)                                    440,108
Capital Guardian Trust Company (Small-Cap Equity)                                           209,902
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)                                 557,094
Dresdner RCM Global Investors LLC (International Equity)                                     35,950
J.P. Morgan Fleming Asset Management (International Equity)                                 151,221
Morgan Stanley Investment Management (Balanced)                                             275,846
Pacific Investment Management Company (Intermediate Bond)                                   516,858
Sit Investment Associates (Small-Cap Equity)                                                590,805
Turner Investment Partners (Mid-Cap Growth Equity)                                           76,042
Philadelphia Investment Advisors (International)                                            100,485

      A separate program fee ("Program fee") is paid to each of State Street
Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:



                                                                       Rate for ABRA Year ended
Value of Program Assets                                                    December 31, 2002
-------------------------------------------------------------------   -------------------------------

First $500 million                                                                            .075%
Next  $850 million                                                                            .065%
Next  $1.15 billion                                                                           .035%
Next  $1.5 billion                                                                            .025%
Over  $4.0 billion                                                                            .015%


      ABRA received Program fees of $384,617 for the quarter ended September 30, 2003.

     The State Street Program fee is calculated monthly as one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last business day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee will accrue daily and be payable monthly.

        American Bar Association Members/State Street Collective Trust

      A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the quarter ended September 30, 2003 totaled $16,567 and is allocated to each Fund based on net asset value.

      Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Trust to a non-interest bearing account with State Street Bank. No separate fee is charged for processing benefit payments. Rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank's fees under the Program. The program expense fee paid to State Street Bank reflects a $300,000 reduction for earnings estimated to be attributable to outstanding benefit checks for 2003.

      A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts) at the following rates:


Value of Assets in all Funds                                   2002 Rate            2003 Rate
----------------------------------------------------------    ------------    -----------------
First $1.0 billion                                                   .15%                 .156%
Next $1.8 billion                                                   .058%                 .058%
Over $2.8 billion                                                   .025%                 .025%


      This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the funds held in the Structured Portfolio Service are also accrued and paid from the funds.

      State Street Bank received program, trustee, management and administration fees which aggregated $3,215,896 for the quarter ended September 30, 2003. These fees are allocated to each Fund based on net asset value.

      The Portfolios are not charged a separate annual fee.

        American Bar Association Members/State Street Collective Trust

4.    Purchases and Sales of Securities

      The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

                                                                   Year to date ended
                                                                   September 30, 2003
                                                     --------------------------------------------------
                                                           Purchases                     Sales
                                                     -------------------------  -----------------------
  Balanced Fund                                      $            388,385,987   $         387,018,230
  Index Equity Fund                                                37,891,514              12,254,264
  Intermediate Bond Fund                                          690,739,680             586,148,278
  International Equity Fund                                       133,092,047             125,606,091
  Large-Cap Growth Equity Fund                                     99,960,776             118,736,581
  Large-Cap Value Equity Fund                                      61,438,364              52,534,973
  Mid-Cap Growth Equity Fund                                       32,973,166              18,732,160
  Mid-Cap Value Equity Fund                                        15,678,530               1,985,289
  Small-Cap Equity Fund                                            82,477,990              77,092,399
  Stable Asset Return Fund                                               --                      --
  Conservative Structured Portfolio Service                        14,448,818               5,656,987
  Moderate Structured Portfolio Service                            32,381,275              15,452,681
  Aggressive Structured Portfolio Service                          20,723,533               8,877,862

      The aggregate cost of purchases and proceeds from sales of U.S.
Government securities and short-term investments were as follows:


                                                            Year to date ended September 30, 2003
                                                     --------------------------------------------------
                                                           Purchases                     Sales
                                                     -------------------------  -----------------------

  Balanced Fund                                      $            272,468,661   $         254,509,008
  Intermediate Bond Fund                                          683,119,638             724,530,673


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity-type securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. State Street Bank has retained Capital Guardian Trust Company and Morgan Stanley Investment Management to serve as investment advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund. Capital Guardian Trust Company serves as investment advisor with respect to investments in equity securities and Morgan Stanley Investment Management serves as investment advisor with respect to investments in debt securities.

         For the quarter ended September 30, 2003, the Balanced Fund experienced a total return, net of expenses, of 2.55%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index weighted 60%/40%, respectively, produced an investment record of 1.78%. For the nine months ended September 30, 2003, the Balanced Fund experienced a total return, net of expenses, of 15.10% compared to an investment record of 10.95% for the 60/40% combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the indices.

         The results of the equity portfolio of the Balanced Fund for the quarter ended September 30, 2003 were positive relative to the Russell 1000 Index primarily due to good stock selection. This was particularly true within the producer durables, utilities and healthcare sectors of the Index. The portfolio's overweight position in the producer durables sector was also helpful. The portfolio's emphasis on smaller-capitalization companies within the large-capitalization universe further positively contributed. On the negative side, specific stocks within the financial sector were the largest underperformers.

         The fixed income portfolio of the Balanced Fund outperformed the Lehman Aggregate Index during the third quarter due to favorable contributions from a below-benchmark duration and superior security selection among corporate issues.

         The results of the equity portfolio of the Balanced Fund for the nine-moths ended September 30, 2003, substantially exceeded the investment record of the Russell 1000 Index primarily due to good stock selection. This was particularly true within the consumer discretionary, producer durables and utilities sectors of the Index. On the negative side, specific stocks within the integrated oils sector were the largest underperformers.

         For the nine months ended September 30, 2003, the return of the fixed income portfolio of the Balanced Fund closely matched that of the Index; favorable contributions from corporate bond activity were offset by underperformance from a higher-coupon issue emphasis in the mortgage strategy and a below-benchmark duration, most notably during the second quarter of the year.

         At September 30, 2003, the most heavily weighted sectors in the equity portion of the Balanced Fund were technology, healthcare and financial, and securities representing the largest holdings based on market value included Astrazeneca PLC, Forest Laboratories Inc., Washington Mutual Inc., Allergan Inc. and SLM Corp. The fixed income portion was principally invested in government agency and mortgage related issues as of that date.

Index Equity Fund

         The Index Equity Fund invests in common stocks of U.S. companies that are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Index. State Street Bank is currently the sole manager of the Index Equity Fund. The assets of the Fund are currently invested through the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank.

         For the quarter ended September 30, 2003, the Fund produced a total return, net of expenses, of 3.30%. By comparison, the Russell 3000 Index produced an investment record of 3.43% for the same period. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 15.99% compared to an investment record of 16.57% for Russell 3000 Index. The Russell 3000 Index does not include any allowance for the fees or expenses that an investor would pay for investing in the stocks that comprise the Index.

         The performance of the Fund for the quarter was consistent with the performance of the Index after taking into account fees and expenses.

         The performance of the Fund for the nine-month period was consistent with the performance of the Index after taking into account fees and expenses, with the exception that the Fund's performance was adversely affected by 11 basis points in connection with transactions related to the reconstitution of the Index which occurred in the second quarter of 2003.

         At September 30, 2003, the most heavily weighted sectors in the of the Index Equity Fund were financial, technology and healthcare, and securities representing the largest holdings based on market value included General Electric Co., Microsoft Corp., Exxon Mobil Corp., Pfizer Inc. and Citigroup Inc.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities. The Fund generally maintains a portfolio duration of three to six years. State Street Bank has retained Pacific Investment Management Company LLC ("PIMCO") to serve as investment advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Intermediate Bond Fund.

         For the quarter ended September 30, 2003, the Intermediate Bond Fund experienced a total return, net of expenses, of (0.28)%. As a comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.15)% for the same period. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 3.90% compared to an investment record of 3.78% for the Lehman Brothers Aggregate Bond Index. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the Index.

         Although the Fund slightly underperformed its benchmark in the quarter ended September 30, 2003, it outperformed before deduction of fees and expenses. Diversifying beyond core index sectors helped protect the portfolio during a difficult bond market environment. A near-index duration and yield curve position was neutral for quarterly performance. A mortgage issue overweight detracted from returns as historically high levels of volatility adversely affected mortgage securities. A corporate bond underweight was negative as rising profits stimulated investor demand, but positive security selection of auto and telecommunications issues mitigated some of this impact. Allocations to real return (inflation protection) and municipal bonds helped returns; these less volatile asset classes outperformed in a rising interest rate environment. Non-U.S. holdings, mainly Eurozone instruments, helped returns as yields on those instruments rose less than those on Treasurys.

         For the nine months ended September 30, 2003, most financial assets gained. Assets that generally benefit from economic growth, such as stocks, corporate bonds and high yield debt, fared the best as investors embraced these assets in light of improving economic conditions in the U.S., an accommodative Federal Reserve policy and stimulative fiscal policies. The Fund outperformed the benchmark in the nine-month period despite volatile bond markets. Diversifying beyond core index sectors helped protect the portfolio during a difficult market environment. Interest rate strategies had a modestly positive impact on performance. The portfolio's holdings along a broader yield curve than that of the Index protected the portfolio as yields on intermediate-term instruments increased. Although the mortgage sector experienced lackluster returns over the nine-month period, mortgage security selection in the portfolio helped relative performance. A corporate issue underweight was negative as rising profits stimulated investor demand - and riskier sectors of the bond market outperformed. Allocations to real return bonds helped returns; this less volatile asset class outperformed when nominal Treasury rates increased.

International Equity Fund

         The International Equity Fund's investment objective is to seek long-term growth of capital through investing primarily in common stocks of established non-U.S. companies. The Fund seeks to diversify investments broadly among countries of the Far East and Europe, as well as in South Africa, Australia, Canada and other areas. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

         Effective April 1, 2003, State Street Bank retained JP Morgan Fleming Asset Management (London) Limited to be an investment advisor for the Fund for approximately one-half of the assets in the Fund, and Philadelphia International Advisors, L.P. to serve as investment advisor for the remaining of the assets in the Fund. Prior to April 1, 2003, the Fund's assets were allocated in two equal portions, one portion of which was invested in the T. Rowe Price International Stock Fund, a registered investment company managed by T. Rowe Price International, Inc., and the other portion of which was invested in a collective trust portfolio for which advice was obtained from Dresdner RCM Global Investors LLC.

         For the quarter ended September 30, 2003, the International Equity Fund experienced a total return, net of expenses, of 6.00%. For the same period, the investment record of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index was 8.63%. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 14.06% compared to an investment record of 20.29% for the MSCI AC World Ex-U.S. Index. The Index does not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the Index.

         The portion of the Fund's assets managed by Philadelphia International Advisors lagged the Index during the quarter ended September 30, 2003, especially in September when Japanese and other Far East markets rose strongly. The investment approach of this portfolio favors stocks with low relative valuations and attractive relative yields and profitability. While this approach was reasonably successful in most markets in the third quarter, it was unsuccessful in Japan for two reasons. First, this portfolio avoided investment in Japanese financial institutions due to concern over the magnitude of their non-performing loans. This alone accounted for close to 1% of the underperformance of this portfolio. Second, Japanese stocks held in the portfolio were concentrated in defensives and exporters. The first group attracted little buying interest in the cyclical recovery rally and the second group performed well initially, but faltered as the yen strengthened over the quarter.

         The other portion of the Fund's assets, managed by JP Morgan Fleming, also underperformed the benchmark for the quarter due to stock selection, with underperformance in Japan being the cause. This portion of the portfolio, with its emphasis on high quality companies earning an attractive and sustainable return on equity at a sensible valuation, proved too defensive. Stocks characterized by low return on equity, high debt and a low nominal share price performed better. Asset allocation at the regional level had minimal impact, and a short position in yen was a modest detractor from performance. Japan and the financials again contributed to underperformance, as this portfolio also avoided Japanese banks. In technology, holding Nokia as opposed to the more geared equipment stocks caused this portfolio to lag. Not owning the European semiconductors and software stocks which continue to trade on very high multiples hurt as well. Auto companies including BMW and Honda were adversely impacted by dollar weakness.

         The underperformance of the Fund for the nine month period ended September 30, 2003, is due in part to the performance of the Fund prior to the replacement of its previous investment advisors on April 1, 2003. Performance was also adversely affected during the transition to the new investment advisors immediately after April 1, 2003.

         The portion of the Fund's assets managed by Philadelphia
International Advisors performed commensurately with the Index since the engagement of this adviser for this portfolio on April 1, 2003.

         The other portion of the Fund's assets managed by JP Morgan Fleming underperformed the Index since the engagement of this advisor for this portfolio on April 1, 2003. The reasons for this underperformance are the same as those the underperformance of this portfolio for the quarter ended September 30, 2003.

         At September 30, 2003, the most heavily weighted countries in the International Equity Fund were the United Kingdom, Japan, France, Germany and the Netherlands, and securities representing the largest holdings based on market value in the Fund included Total Fina Elf SA, ENI SPA, GlaxoSmithKline, Canon Inc. and Novartis AG.

Large-Cap Growth Equity Fund

         The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by large, well-established companies and seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed by two separate investment advisors, Capital Guardian Trust Company and Dresdner RCM Global Investors LLC, which have been retained by State Street Bank to provide investment advice and arrange for the execution of purchases and sales of securities for the respective actively managed portions of the Fund's assets. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

         For the quarter ended September 30, 2003, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 3.21%. By comparison, the Russell 1000 Growth Index produced an investment record of 3.91% for the same period. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 18.06% compared to an investment record of 17.51% for Russell 1000 Growth Index. The Russell 1000 Growth Index does not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the Index.

         The portion of the Fund's assets managed by Capital Guardian significantly outperformed the Index for the quarter ended September 30, 2003, primarily due to good stock selection. This was particularly true within the producer durables, utilities and healthcare sectors of the Index. The portfolio's overweight position in the producer durables sector was also helpful. The portfolio's emphasis on smaller-capitalization companies within the large-capitalization universe further positively contributed. On the negative side, specific stocks within the financial sector were the largest underperformers.

         The portion of the Fund's assets managed by Dresdner RCM Global Investors underperformed the benchmark during the quarter ended September 30, 2003. The underperformance was a result of both stock selection and industry strategy. Stock selection in consumer durables & apparel and semiconductors & instruments helped performance. However, this was overshadowed by stock selection in healthcare providers & services and computers & peripherals, which detracted from relative performance. With regard to industry strategy, an overweight to consumer durables & apparel and an underweight to media helped performance. An overweight to pharmaceuticals and an underweight to semiconductors & instruments were the largest contributors to underperformance for the third quarter.

         The performance of the indexed portion of the Fund for the quarter was consistent with the performance of the Index after taking into account fees and expenses.

         The portion of the Fund managed by Capital Guardian significantly outperformed the Index for the nine months ended September 30, 2003 primarily due to good stock selection. This was particularly true within the consumer discretionary, producer durables and utilities sectors of the Index. On the negative side, specific stocks within the integrated oils sector were the largest underperformers.

         The portion of the Fund managed by Dresdner RCM Global Investors underperformed the benchmark for the nine months ended September 30, 2003. Both industry strategy and stock selection contributed to the underperformance. Stock selection in consumer durables & apparel and pharmaceuticals helped performance, while stock selection in healthcare equipment & supplies and capital goods hurt performance. Industry strategy was the biggest cause of underperformance for the nine-month period. Overweight to pharmaceuticals and underweight to semiconductors & instruments hurt performance. However, overweight to biotechnology and an underweight to healthcare equipment & supplies helped returns.

         The performance of the indexed portion of the Fund for the nine-month period was consistent with the performance of the Index after taking into account fees and expenses.

         At September 30, 2003, the most heavily weighted sectors in the Large-Cap Growth Equity Fund were technology, healthcare and consumer discretionary, and securities representing the largest holdings based on market value in the Fund included Pfizer Inc., General Electric Co., Microsoft Corp., Intel Corp. and Cisco Systems Inc.

Large-Cap Value Equity Fund

         The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks of companies that State Street Bank and its investment advisor consider undervalued. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Value Equity Fund is actively managed. State Street Bank has retained Alliance Capital Management L.P., acting through its Bernstein Investment Research and Management Unit, to serve as investment advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Fund. The indexed portion of the Fund is invested through the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street Bank.

         For the quarter ended September 30, 2003, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 2.76%. By comparison, the Russell 1000 Value Index produced an investment record of 2.06% for the same period. For the nine months ended

September 30, 2003, the Fund experienced a total return, net of expenses, of 14.24% compared to an investment record of 13.87% for the Russell
1000 Value Index. The Russell 1000 Value Index does not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the Index.

         The U.S. stock market rallied further during the quarter ended September 30, 2003 on increased optimism about the outlook for the economy and corporate earnings. Economically sensitive stocks led the market, particularly technology, industrial resources and consumer cyclicals. The spread between valuations of the cheapest and most expensive stocks has narrowed, and therefore, so has the value opportunity. No major themes are driving the markets; rather, value opportunities are spread across sectors. As such, research-driven stock selection remains vital to outperformance, and indeed resulted in the outperformance of the actively managed portion of the Fund in the third quarter. Strength was spread across sectors, as reflected in the top contributors, which came from the consumer discretionary, materials & processing, utilities and technology sectors. Retailer holdings, including Sears, V F Corp and Federated Department Stores, did well during the third quarter, each posting a double-digit return. With regard to Sears, the company announced in mid-July that it was selling its credit card division to Citibank on even more favorable terms than anticipated. Buoyed by growing confidence in the economy and hopes for asbestos litigation reform, paper companies, including Georgia Pacific and Smurfit Stone, outperformed. Auto-parts manufacturers Magna, Dana, Lear and Autoliv also did well, reflecting continued investor confidence in the economy. In response to continued signs of a recovery, technology stocks were among the top performers in the third quarter, and a number of holdings outperformed. Electronic component distributors Arrow and Avnet, telecommunications equipment manufacturers Corning and Nortel Networks, and electronic manufacturing services companies Solectron and Flextronics were among the strongest performers. As with top contributors, detractors to relative performance came from a variety of sectors. For example, a position in Hewlett Packard hurt performance; the stock fell after Hewlett Packard reported depressed earnings. An underweight of Merrill Lynch, which fared well, and overweights of National City and Qwest Communications also hurt performance. Finally, the Fund's underweight in Caterpillar, which posted a 24% increase in the third quarter, detracted from returns.

         The performance of the indexed portion of the Fund for the quarter was consistent with the performance of the Index after taking into account fees and expenses.

         For the nine months ended September 30, 2003, the Fund outperformed its benchmark. Stock selection in the technology sector was largely responsible for the outperformance. Most notable was third quarter performance by telecommunications equipment manufacturers Corning and Nortel Networks, and electronic manufacturing services companies Solectron and Flextronics. Other top contributors included Sears, Georgia Pacific and Lear. On the negative side, Qwest Communications is down year-to-date. Other detractors to performance included Freddie Mac and Comcast. Freddie Mac has declined since disclosing accounting issues that resulted in the overstatement of past years' earnings.

         For the indexed portion of the Fund, for the nine month period, the performance was consistent with the performance of the Index after taking into account fees and expenses.

         As of September 30, 2003, the most heavily weighted sectors in the Large-Cap Value Equity Fund were financial, utilities and energy, and securities representing the largest holdings in the Fund included Citigroup Inc., Exxon Mobil Corp., Bank of America Corp., Altria Group Inc., Chevron Texaco Corp. and Hewlett Packard Co.

Mid-Cap Growth Equity Fund

         The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalization between $1 billion and $12 billion at the time of investment that the Fund believes have a strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. State Street Bank has retained Turner Investment Partners to serve as investment advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Fund.

         For the quarter ended September 30, 2003, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of 9.56%. By comparison, the Russell Mid-Cap Growth Index produced an investment record return of 7.16% for the same period. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 31.97% compared to an investment record of 27.24% for the Russell Mid-Cap Growth Index. The Russell Mid-Cap Growth Index does not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the Index.

         In the quarter ended September 30, 2003, the bulk of the Fund's outperformance can be attributed to stock selection in the consumer discretionary, producer durables and technology sectors. Within consumer discretionary, underweighting the restaurant issues in favor of toy companies like LeapFrog and Marvel added to relative performance. In the producer durables area, the production equipment companies such as Cymer and Lam Research also contributed positively. Finally, within technology, overweighting the semiconductor names like National Semiconductor, Agere, and Jabil Circuit contributed to outperformance. In the autos and transportation sector, owning Delta instead of JetBlue reduced relative performance. However, stock selection in the growth-oriented sectors more than offset this drag on performance.

         For the nine months ended September 30, 2003, most of the Fund's outperformance of the benchmark can be attributed to stock selection. The portfolio was sector-neutral to the benchmark; however, there was deviation at the industry level of the portfolio. The portfolio's outperformance was due in part to the recent market rally and also to the improvement in earnings expectations of growth-oriented companies. The Fund's investment approach is based on the thesis that earnings expectations drive stock prices. Holdings within the consumer discretionary, producer durables, technology and healthcare sectors added the most value. Within consumer discretionary, overweighting companies like Yahoo!, Doubleclick and Electronic Arts contributed to relative performance. In technology and producer durables, overweighting the semiconductor and certain equipment names also added significantly to relative portfolio performance. In the healthcare area, focusing on bio-pharmaceutical names like Gilead, Scios, Medimmune, and Invitrogen contributed to relative performance.

         At September 30, 2003, the most heavily weighted sectors in the Mid-Cap Growth Equity Fund were consumer discretionary, technology and financial, and securities representing the largest holdings based on market value in the Fund included KLA Tencor Corp., Lam Research Corp., Fiserv Inc., Chiron Corp. and Verisign Inc.

Mid-Cap Value Equity Fund

         The Mid-Cap Value Equity Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalization between $1 billion and $12 billion at the time of investment. The Fund invests primarily in sectors and securities that State Street Bank and its investment advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. State Street Bank has retained Ariel Capital Management to serve as investment advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Fund.

         For the quarter ended September 30, 2003, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of 3.98%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 5.94% for the same period. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 17.65% compared to an investment record of 19.83% for the Russell Mid-Cap Value Index. The Russell Mid-Cap Value Index does not include an allowance for the fees or expenses that an investor would pay for investing in the securities that comprise the Index.

         During the quarter ended September 30, 2003, positive contributions to returns came from holdings in the consumer discretionary & services, financial services and healthcare sectors of the market. (Interestingly, these sectors are the same areas that hindered relative performance in the first quarter.) Companies experiencing a particularly strong third quarter included Cendant, which benefited from very solid results in its mortgage business; Interpublic Group, which experienced a positive response to its new management team and improving results; both Janus Capital Group and Northern Trust, the businesses of which were buoyed by the rising stock market; and Carnival Corp., which saw its business recover as concerns over long-term travel trends eased. Conversely, companies in the consumer staples sector of the market, most notably Clorox, adversely affected results for the quarter. The long-term view of the business prospects for Clorox is nonetheless believed to be quite positive.

         For the nine months ended September 30, 2003, grown stocks fared better than value stocks, and less financially conservative companies tended to outperform their more well-established counterparts. These trends were consistent across the market capitalization spectrum. For instance, the technology sector strongly outperformed the Index during the period. The Fund tended to favor more financially conservative issues during the period, and this adversely impacted performance. Also, holdings in the consumer staples and producer durables sectors held back performance. On the positive side, the Fund's consumer discretionary and services issues performed well during the period.

         At September 30, 2003, the most heavily weighted sectors in the Mid-Cap Value Equity Fund were financial, consumer discretionary and healthcare, and securities representing the largest holdings based on market value in the Fund included IMS Health Inc., MBIA Inc., Accenture Ltd., Northern Trust Corp. and Baxter International Inc.

Small-Cap Equity Fund

         The Small-Cap Equity Fund invests primarily in common stocks and equity-type securities. It may also invest in preferred stocks and convertible debt instruments and non-equity securities, including investment grade bonds, debentures and high quality money market instruments when State Street Bank deems such investments to be appropriate in light of economic and market conditions. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. State Street Bank has retained Capital Guardian Trust Company and Sit Investment Associates, Inc. to serve as investment advisors to provide investment advice and arrange for the execution of purchases and sales of securities for respective portions of the Small-Cap Equity Fund's assets.

         For the quarter ended September 30, 2003, the Small-Cap Equity Fund experienced a total return, net of expenses, of 6.17%. By comparison, the Russell 2000 Index produced an investment record of 9.08% for the same period. For the nine months ended September 30, 2003, the Fund experienced a total return, net of expenses, of 23.99% compared to an investment record of 28.58% for the Russell 2000 Index. The Russell 2000 Index does not include any allowance for the fees or expenses that an investor would pay for investing in the stocks that comprise the Index.

         The portion of the Fund's assets managed by Capital Guardian underperformed the Index for the quarter ended September 30, 2003 primarily due to poor stock selection in financial services, although the portfolio's underweight position in that sector was helpful. Poor stock selection in the consumer discretionary and other energy sectors also hurt performance On the positive side, good stock selection within the producer durables sector was helpful, as was an overweight in that sector.

         The portion of the Fund's assets managed by Sit Investment Associates underperformed the Index for the third quarter. A holding of cash reserves was a relatively small component of the underperformance. Almost 90% of the negative differential in the performance of this portfolio was due to stock selection and 11% came from sector weighting. Of the stock selection shortfall, almost 90% occurred in two sectors, health technology and electronic technology. In the healthcare sector, ten of the 16 stocks held rose in price in the quarter and seven of them rose by 25% or more. However, two stocks, CryoLife and Biosite, both declined by more than 40% on disappointing corporate developments. Biosite's relatively large weight meant that it accounted for almost 30% of the underperformance as compared to the Index during the quarter. In the case of the electronic technology sector, no single company had a major impact and six stocks in the group rose by more than 20%, but there were several others that experienced declines that collectively resulted in the sector's overall underperformance in the quarter.

         For the nine months ended September 30, 2003, the results of the portion of the Fund's assets managed by Capital Guardian were below that of the Russell 3000 Index. Poor stock selection in consumer discretionary was the largest factor, although underweights of the technology and healthcare sectors, coupled with poor stock selection in these sectors, also hurt performance. Also, an overweight position in materials & processing, together with poor stock selection in this sector detracted from performance. On the positive side, good stock selection in the producer durables and financial services sectors helped performance, as did an overweight to producer durables and an underweight to financial services.

          The segment of the Fund's assets managed by Sit Investment Associates rose strongly in absolute terms for the nine-months September 30, 2003 but underperformed the benchmark. Approximately 1.8 percentage points, or 25%, of the shortfall to the Index was caused by the holding of cash reserves, which are needed for liquidity purposes, in a stock market environment that was robust. The differential in equity performance versus the Index was essentially equally split between stock selection and industry weighting factors. Virtually all of the stock selection underperformance can be attributed to one sector, healthcare technology, and the two stocks noted above were among the more negative contributors. The two largest detractors from performance in terms of industry weightings were overweightings in process industries and utilities, the Fund's positions in both of which rose by more than 18% and outperformed their related Index sectors but nonetheless lagged the Index.

         At September 30, 2003, the most heavily weighted sectors in the Small-Cap Equity Fund were technology, consumer discretionary and materials, and securities representing the largest holdings based on market value in the Small-Cap Equity Fund included Cymer Inc., New York Community Bancorp Inc., Intersil Inc., Millipore Corp. and Pharmaceutical Research Inc.

Stable Asset Return Fund

         The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, banks or other financial institutions. The Stable Asset Return Fund also invests in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed interest notes and repurchase agreements. State Street Bank is sole manager of the Stable Asset Return Fund. The assets of the Fund are currently invested in units of the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in The State Street Bank Yield Enhancement Short Term Investment Fund, a collective investment fund maintained by State Street Bank.

         For the quarter ended September 30, 2003, the Stable Asset Return Fund produced an annualized return, net of expenses, of 3.09%. By comparison, the Money Fund Report Money Market Fund "Tier One" Average (the "Money Fund Report Average") for the same period was 0.44% on an annualized basis. A combination of the Ryan Labs Three Year GIC Index and the Money Fund Report Average, weighted 70%/30%, respectively, produced an annualized investment record of 3.17%. For the nine months ended September 30, 2003, the Stable Asset Return Fund produced an annualized return, net of expenses, of 3.26%, the Money Fund Report Average for the same period was 0.55% and a combination of the Ryan Labs Three Year GIC Index and the Money Fund Report Average, weighted 70%/30%, respectively, produced an annualized investment record of 3.64%.

         For each of the quarter and the nine-month period, the Fund's strong performance relative to the Money Fund Report Average was partly attributable to the longer average maturity of the Fund's portfolio. The Fund's slight underperformance relative to the combination benchmark resulted from the Fund generally holding high-quality short-term investments in excess of 30% of the portfolio, and this portion of the portfolio had lower returns than the portion invested in investment contracts. Throughout the year the Federal Reserve has maintained the discount rate at historically low levels and the Fund's overall return performance continued to trend lower.

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

         For the quarter ended September 30, 2003, the Structured Portfolio Service experienced a total return, net of expenses, of 1.47% for the Conservative Portfolio, 2.49% for the Moderate Portfolio, and 3.54% for the Aggressive Portfolio. For the nine months ended September 30, 2003, the Structured Portfolio Service experienced a total return, net of expenses, of 7.60% for the Conservative Portfolio, 11.12% for the Moderate Portfolio, and 14.61% for the Aggressive Portfolio.

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

PART II.  OTHER INFORMATION.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2003, the Collective Trust issued an aggregate of approximately $191,117,866.48 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

10.1 American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Balanced Fund.

10.2 American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund.

10.3 American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund.

31.1        Certification of James S. Phalen pursuant to Rule
            13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Beth M. Halberstadt pursuant to Rule
            13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of November 14, 2003.



                             AMERICAN BAR ASSOCIATION MEMBERS/STATE
                             STREET COLLECTIVE TRUST


                             By:   /s/ James S. Phalen
                                   -------------------------
                                    Name:   James S. Phalen
                                    Title:  Chief Executive Officer



                             By:    /s/ Beth M. Halberstadt
                                    ------------------------
                                    Name:   Beth M. Halberstadt
                                    Title:  Chief Financial Officer

EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

10.1 American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Balanced Fund.

10.2 American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund.

10.3 American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund.

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