Form 10-K
period 2003-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2004-03-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.23 billion.

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

PART I

ITEM 1.     Business.

OVERVIEW

American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the “Program”). As of December 31, 2003, there were ten separate collective investment funds (the “Funds”) and three portfolios in a Structured Portfolio Service. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by the American Bar Retirement Association (“ABRA”).

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

PROGRAM

The Program is sponsored by ABRA, an Illinois not-for-profit corporation organized by the ABA to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As of December 31, 2003, there were approximately 4,700 plans participating in the Program through which approximately 48,000 Participants participated in the Program.

State Street provides administrative and recordkeeping services required by the Program. As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street also is the sole trustee of each of the ABA Members Trusts.

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds and three portfolios in a Structured Portfolio Service. The Funds and the portfolios of the Structured Portfolio Service are Investment Options under the Program. All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund or a portfolio of the Structured Portfolio Service are applied to the purchase of Units of such Fund or portfolio of the Structured Portfolio Service. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust, and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans. State Street is the sole trustee of each of these trusts.

The Stable Asset Return Fund invests in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Index Equity Fund invests in common stocks included in the Russell 3000 Index. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest in equity securities. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by providing the opportunity to select conservative, moderate or aggressive allocations of assets among the Program’s Funds. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts.

Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a portfolio of the Structured Portfolio Service. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds and the portfolios of the Structured Portfolio Service are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street, as trustee of the American Bar Association Members Retirement Trust or the American Bar Association Pooled Trust for Retirement Plans. Neither the assets of the ABA Members Trust nor the Investment Options are subject to the claims of State Street’s creditors. The Investment Options are not insured by the Federal Deposit Insurance Corp. or any governmental agency. State Street’s activities as trustee of the Collective Trust are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. Additionally, as of December 31, 2003, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder.

Units in the Funds and the portfolios of the Structured Portfolio Service are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Investment Option) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund and in each portfolio of the Structured Portfolio Service may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the portfolio in the Structured Portfolio Service, respectively. In addition, transfers may be made among the Funds and the portfolios in the Structured Portfolio Service based on the relevant per Unit net asset values.

For purposes of the following descriptions of the Funds, investments by a Fund in collective investment funds maintained by State Street, and investments by the Balanced Fund expected to be made in the Intermediate Bond Fund, are deemed to be investments in the underlying securities held by those funds.

STABLE ASSET RETURN FUND

Investment Objective.    The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. There can be no assurance that the Stable Asset Return Fund will achieve its investment objective.

Strategy.    The Stable Asset Return Fund invests in investment contracts and high-quality short-term instruments through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank Yield Enhancement Short Term Investment Fund, a collective investment fund maintained by State Street. The Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and in other high quality instruments, including notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, “Short-Term Investment Products”). The Stable Asset Return Fund may invest in U.S. Government Obligations and Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including “Synthetic GICs” issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the contract to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts shall not exceed 2.25 years. As of December 31, 2003, approximately 30% of the Fund’s assets were invested in U.S. Government Obligations and Short-Term Investment

Products and 70% of the Fund’s assets were invested in investment contracts. As of December 31, 2003, the average weighted maturity of the Stable Asset Return Fund was 1.61 years. The Fund’s portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in the following paragraph. Foreign branches of U.S. banks generally are subject to U.S. banking laws, but obligations issued by a branch, which sometimes are payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all banks. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank.

Investments in foreign securities may involve risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity in foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

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

The Stable Asset Return Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations (known as “CMOs”) and other derivative mortgage-backed securities), subject to the rating and quality requirements specified with respect to the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. CMO residuals and other mortgage-related securities may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on the Fund’s yield to maturity from these securities.

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

The Fund will utilize a tiered liquidity structure to satisfy withdrawal and transfer requests. In the unlikely event that the amount of liquid assets held by the Fund is insufficient to satisfy all withdrawal and transfer requests immediately, the Fund may limit or suspend withdrawals and transfers. For more information on these restrictions, including the priority to be given to withdrawals and transfers in such circumstances, see “—Transfers Between Investment Options and Withdrawals—Restrictions on Transfers.”

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

The methods used to value assets of the Stable Asset Return Fund provide certainty in valuation, but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the interests in the Fund of the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. State Street monitors the market value of the Short-Term Investment Products held by the Fund. If State Street were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. (Under generally accepted accounting principles, the Fund is not required to report the difference between contract value and market value of investment contracts held in the Fund as long as such difference is immaterial. For these purposes, the term “immaterial” is defined as differences of less than one half of one percent of net asset value.)

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

Investment Advisor.    State Street is sole manager of the Stable Asset Return Fund. State Street may, in the future at its discretion and subject to consultation with ABRA, employ investment advisors to manage portions of the Fund. The assets of the Fund are currently invested in units of the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street, which in turn invests the high-quality short-term instruments portion of its assets in The State Street Bank Yield Enhancement Short Term Investment Fund, a collective investment fund maintained by State Street.

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

Investment Guidelines and Restrictions.    The Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset- backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers’ acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund also invests in convertible securities, preferred stock, inflation-indexed bonds issued by both governments and corporations, structured notes, including hybrid or “indexed” securities, catastrophe bonds, and loan participations, delayed funding loans and revolving credit facilities, reverse repurchase agreements, and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of “AA.” At least 90% of the Fund’s total fixed income portfolio will consist of bonds rated investment grade by a nationally recognized rating agency. No more than 1% of the fixed income portfolio’s non-investment grade investments will be securities of a single issuer, and all such non-investment grade investments will have a credit quality rating of at least “B” (or be determined by the Investment Advisor to be of comparable quality).

For the purpose of realizing income, the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing more than seven days after purchase. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Fund will have a total value at least equal to the amount of the repurchase price and will be held by State Street until repurchased. State Street monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

The Fund may invest in derivative instruments such as futures, forwards, swaps, options, collateralized mortgage obligations (CMOs) and interest-only (IO) and principal-only (PO) stripped mortgage-backed securities to the extent that they are used in a manner that does not materially increase total portfolio volatility or relate to speculative activities. The Fund may invest up to 40% of its assets in CMOs at any time. Interest-only and principal-only stripped mortgage-backed securities are mortgage-backed bonds that are separated into the interest or principal portion of a pool of mortgage-backed bonds. The Fund may invest up to 5% of the Fund’s assets in interest-only and principal-only stripped mortgage-backed securities at any time, in addition to the investments in CMOs referred to above.

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

The Intermediate Bond Fund may enter into to be announced (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Intermediate Bond Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

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

The risk factors with respect to investing in various short-term instruments are similar to those applicable to the Stable Asset Return Fund.

Investing in the securities of issuers in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 441% for the twelve months ended December 31, 2003 and 564% for the twelve months ended December 31, 2002. Prior to July 1, 2002, the assets of the Fund were invested in the PIMCO Total Return Fund. Accordingly, reported portfolio turnover through such date reflects purchases and sales by the Fund of shares of the PIMCO Total Return Fund, rather than the turnover of the underlying portfolio of the PIMCO Total Return Fund. Based on information available to State Street, the portfolio turnover for the PIMCO Total Return Fund was 445% for the twelve months ended March 31, 2002. The Fund’s portfolio turnover includes trades such as TBA rolls, futures transactions, buys/sells of commercial paper, and reverse repurchase agreements. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

Performance Information.    The Fund’s total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund. The total return produced by the Intermediate Bond Fund will consist of interest and dividends from underlying securities, as well as capital changes reflected in unrealized increases or decreases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. Prior to July 1, 2002, the yield for the Intermediate Bond Fund was calculated by taking the weighted average annualized yield of the PIMCO Total Return Fund, the registered investment company in which the assets of the Intermediate Bond Fund were then invested, and adjusting for the Fund’s expenses. Since July 1, 2002, the Fund has no longer been invested in any registered investment company, and since that date the Fund’s yield has been calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

Investment Advisor.    State Street has retained Pacific Investment Management Company LLC (“PIMCO”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Intermediate Bond Fund.

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Dresdner Asset Management of America L.P., (“ADAM LP”). Allianz AG (“Allianz”) is the indirect majority owner of ADAM LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in ADAM LP. PIMCO had approximately $374 billion in assets under management as of December 31, 2003.

BALANCED FUND

Investment Objective.    The investment objective of the Balanced Fund is to achieve both current income and long-term capital appreciation. There can be no assurance that the Balanced Fund will achieve its investment objective.

Strategy.    The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Balanced Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities (including bonds, notes, debentures, equipment trust certificates, asset-backed securities and mortgage-related securities) and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Fund’s investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

Investment Guidelines and Restrictions.    The Balanced Fund invests in equity securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent an interest in the foreign security. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Balanced Fund also invests in high quality short-term instruments. The Balanced Fund may enter into to be announced (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time.

For temporary defensive purposes, the Balanced Fund may invest without limitation in U.S. Government Obligations, commercial paper and other short-term instruments of the types purchased by the Stable Asset Return Fund. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of bond or equity markets, an extreme financial calamity or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

State Street directs the allocation of the Fund’s assets between debt and equity securities consistent with the Fund’s strategy. It obtains investment advice from separate advisors for the equity portion of the Fund and for the debt portion of the Fund. Under normal circumstances, approximately 40% of the Balanced Fund’s assets are expected to be allocated to debt securities and approximately 60% are expected to be allocated to equity securities. Contributions and transfers to, and withdrawals and transfers from, the Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Fund’s percentage of debt and equity securities at the time of each contribution, transfer or withdrawal. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Balanced Fund which are allocated to, respectively, equity and debt securities. State Street may also, in its discretion, re-allocate assets in the Balanced Fund among equity and debt securities in order to avoid excessive deviation from the targeted allocation.

Risk Factors.    To the extent invested in the equity markets, the Balanced Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Balanced Fund will fluctuate, and the holders of Units in the Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Balanced Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments. Foreign companies and governments also issue bonds available to U.S. investors. Over time, interest rates on debt securities change. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

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

The Balanced Fund may enter into to be announced (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

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

The risk factors with respect to investing in various short-term instruments are similar to those applicable to the Stable Asset Return Fund.

Investments by the Balanced Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

The Balanced Fund is also subject to the risks associated with the use of derivatives and mortgage-backed securities to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 122% for the twelve months ended December 31, 2003 and 221% for the twelve months ended December 31, 2002.

Investment Advisors.    State Street has retained Capital Guardian Trust Company to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund with respect to investments in equity securities. Morgan Stanley Investment Management serves as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund with respect to investments in debt securities.

Advisor to the equity portion of the Balanced Fund since June 1997, Capital Guardian Trust Company, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2003, it had approximately $146 billion in assets under its management.

Morgan Stanley Investment Management (“MSIM”) (formerly known as Miller Anderson & Sherrerd), which became the Investment Advisor to the debt portion of the Balanced Fund in October 1992, was established in 1975 and acquired Miller Anderson & Sherrerd on January 3, 1996. While MSIM’s corporate headquarters is in New York, the principal place of business for fixed income management is One Tower Bridge, West Conshohocken, Pennsylvania 19428. As of December 31, 2003, MSIM had approximately $421 billion of assets under management, primarily for tax-exempt funds and profit-sharing plans, Taft-Hartley plans, foundations and endowments.

Effective on or about June 1, 2004, State Street is expected to retain Pacific Investment Management Company LLC (“PIMCO”) to be the Investment Advisor for the portion of the Balanced Fund invested in debt securities and money market instruments. Then, after a transition period during which PIMCO will provide advice to State Street regarding the realignment of this portion of the Balanced Fund, it is expected that, effective on or about July 1, 2004, the Balanced Fund will invest in debt securities and money market instruments through the Intermediate Bond Fund, with respect to which State Street has retained PIMCO to serve as Investment Advisor. For information regarding PIMCO and the Intermediate Bond Fund, see “—Intermediate Bond Fund.”

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

Risk Factors.    By investing in the U.S. equity markets, the Large-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Investments by the Large-Cap Value Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

The Large-Cap Value Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 32% for the twelve months ended December 31, 2003 and 24% for the twelve months ended December 31, 2002. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 60% for the twelve months ended December 31, 2003 and 69% for the twelve months ended December 31, 2002. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 32% for the twelve months ended December 31, 2003 and 19% for the twelve months ended December 31, 2002.

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

Advisor to the Large-Cap Value Equity Fund since September 1995, Alliance Capital Management L.P. (“Alliance Capital”) is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund will be made by the investment professionals of Alliance Capital’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, continues and services the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by Alliance Capital in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by Alliance Capital. Alliance Capital is a leading global investment advisor supervising client accounts with assets as of December 31, 2003 totaling approximately $475 billion.

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

Risk Factors.    By investing in the U.S. equity markets, the Large-Cap Growth Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Growth Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Investments by the Large-Cap Growth Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

The Large-Cap Growth Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 25% for the twelve months ended December 31, 2003 and 55% for the twelve months ended December 31, 2002. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, the collective investment fund through which this portion of the Fund has invested since December 15, 2002, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund was 80% for the twelve months ended December 31, 2003.

Investment Advisors.    State Street has retained Capital Guardian Trust Company and RCM Capital Management LLC to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Growth Equity Fund. Bankers Trust Company served as advisor to State Street with respect to the indexed portion of the Fund until December 15, 2002, at which time such indexed portion was invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a collective investment fund maintained by State Street. State Street will determine the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 66- 2/3% of the assets of the Fund will be allocated to the actively managed portion and 33- 1/3% will be allocated to the indexed portion. State Street determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Unless altered by State Street, 33- 1/3% of the assets of the Fund will be allocated to each of the two Investment Advisors managing the actively managed portion of the portfolio. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the three portions of the Fund can change the percentage of total assets of the Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund among the three portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets among the three portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Growth Equity Fund since January 1992, Capital Guardian Trust Company, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California

state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2003, it had approximately $146 billion in assets under its management.

Advisor to the Large-Cap Growth Equity Fund since January 1992, RCM Capital Management LLC was founded as Rosenberg Capital Management by Claude Rosenberg in 1970. In 1986, the firm became RCM Capital Management with the Travelers Group, Inc. as a part owner. In 1996, RCM Capital Management became a wholly owned subsidiary of Dresdner Bank AG. On July 23, 2001, Allianz AG acquired Dresdner Bank A.G., and the respective asset management businesses of the two companies were brought together under the umbrella organization of Allianz Dresdner Asset Management. Dresdner RCM Global Investors was created at that time to establish a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. Effective January 1, 2004, Dresdner RCM Global Investors LLC changed its name to RCM Capital Management LLC. The U.S. office of RCM Capital Management LLC is located at Four Embarcadero Center, San Francisco, CA 94111. The firm has investment management, client servicing, and operations in the world’s primary financial centers. As of December 31, 2003, RCM Capital Management LLC had approximately $48.1 billion in assets under management.

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

Strategy.    The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2003, the largest company had a market capitalization of approximately $310 billion and the smallest company had a market capitalization of approximately $42 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund’s performance from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

Investment Guidelines and Restrictions.    The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

The Index Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. Portfolio turnover of the Fund was 7% for the twelve months ended December 31, 2003 and 9% for the twelve months ended December 31, 2002. This turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund was 35% for the twelve months ended December 31, 2003 and 62% for the twelve months ended December 31, 2002.

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

Strategy.    The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to be broadly diversified and emphasize sectors and securities State Street and the Investment Advisor consider undervalued. The Fund’s Investment Advisor seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels.

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

Risk Factors.    By investing in the U.S. equity markets, the Mid-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Investments by the Mid-Cap Value Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

The Mid-Cap Value Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 25%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 25%. Portfolio turnover was 14% for the twelve months ended December 31, 2003 and 6% for the period commencing with the inception of the Mid-Cap Value Equity Fund on July 15, 2002 and ending December 31, 2002.

Investment Advisor.    State Street has retained Ariel Capital Management to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund.

Advisor to the Mid-Cap Value Equity Fund since July 2002, Ariel Capital Management, Inc. is registered as an investment advisor with the Securities and Exchange Commission and was founded in 1983. The firm’s sole office is located at 200 East Randolph Drive, Suite 2900, Chicago, Illinois 60601. Ariel manages separate account portfolios in the small and mid cap value style and also serves as investment advisor for the Ariel Mutual Funds, which are comprised of four no-load, publicly traded mutual funds. Ariel is an independent subchapter S corporation, does not participate in any joint ventures and has one affiliated company, Ariel Distributors, which is a limited purpose mutual fund broker/dealer organized solely to underwrite and distribute the Ariel Mutual Funds. The entity is not used in any other capacity. As of December 31, 2003, Ariel Capital Management, Inc. had assets under management of approximately $16.1 billion.

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

Risk Factors.    By investing in the U.S. equity markets, the Mid-Cap Growth Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Growth Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Investments by the Mid-Cap Growth Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

The Mid-Cap Growth Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 130% for the twelve months ended December 31, 2003 and 99% for the period commencing with the inception of the Mid-Cap Growth Equity Fund on July 15, 2002 and ending December 31, 2002.

Investment Advisor.    State Street has retained Turner Investment Partners to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund.

Advisor to the Mid-Cap Growth Equity Fund since July 2002, Turner Investment Partners was founded in 1990 and is 100% employee owned. Its principal place of business is 1250 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2003, Turner Investment Partners had discretionary management authority with respect to approximately $12.3 billion of assets.

SMALL-CAP EQUITY FUND

Investment Objective.    The investment objective of the Small-Cap Equity Fund is to maximize long-term growth of capital. There can be no assurance that the Small-Cap Equity Fund will achieve its investment objective.

Strategy.    The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. Historically, the Fund invested in medium-sized as well as small companies. With the addition of the Mid-Cap Growth Equity Fund on July 15, 2002, the Fund has since focused on smaller capitalization companies.

Investment Guidelines and Restrictions.    The Small-Cap Equity Fund invests primarily in common stocks and other equity-type securities, including convertible securities, that are believed to have strong potential for appreciation.

Although the assets of the Fund will generally be invested in equity securities, the Fund may also invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisor determine that in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, such investments may contribute to the attainment of the Fund’s investment objective. See “Stable Asset Return Fund.” The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have small capitalizations, except for temporary defensive purposes. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

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

Risk Factors.    By investing in the U.S. equity markets, the Small-Cap Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Small-Cap Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Investments by the Small-Cap Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

The Small-Cap Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 46% for the twelve months ended December 31, 2003 and 83% for the twelve months ended December 31, 2002.

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

Advisor to the Small-Cap Equity Fund since January 1992, Capital Guardian Trust Company, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian Trust Company provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2003, it had approximately $146 billion in assets under its management.

Advisor to the Small-Cap Equity Fund since January 1992, Sit Investment Associates was formed in 1981. Its principal place of business is 90 South Seventh Street, Suite 4600, Minneapolis, Minnesota 55402. Sit Investment Associates provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. Eugene C. Sit is the controlling shareholder of Sit Investment Associates. As of December 31, 2003, Sit Investment Associates had approximately $6.3 billion in assets under management.

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2003, the International Equity Fund was invested in securities of issuers domiciled in approximately 24 countries worldwide. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Investment Guidelines and Restrictions.    In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that are believed to have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The International Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International Equity Fund’s investment objective will not be met by buying equity securities. Under normal conditions the International Equity Fund’s investments in securities other than common stocks and other equity-related securities are limited to no more than 20% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See “Stable Asset Return Fund.”

The International Equity Fund will normally conduct its foreign currency exchange transactions, if any, either on a cash basis at the spot rate prevailing in the foreign currency exchange market or through entering into forward contracts to purchase or sell foreign currencies. See “Derivative Instruments.”

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

The International Equity Fund is also subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 144% for the twelve months ended December 31, 2003, and 64% for the twelve months ended December 31, 2002. Prior to April 1, 2003, a portion of the assets of the Fund was invested in the T. Rowe Price International Stock Fund. Accordingly, reported portfolio turnover for the portion of the International Equity Fund so invested reflects purchases and sales by the Fund of shares of T. Rowe Price International Stock Fund rather than the turnover of the underlying portfolio of such registered investment company.

Investment Advisors.    State Street has retained (i) JP Morgan Fleming Asset Management (London) Limited to be an Investment Advisor for the International Equity Fund for approximately one-half of the assets in the International Equity Fund, and (ii) Philadelphia International Advisors, L.P. to serve as Investment Advisor for the other one-half of the assets in the International Equity Fund.

State Street determines the portion of the International Equity Fund’s assets for which advice is obtained from each Investment Advisor. Unless altered by State Street, the assets of the International Equity Fund will be allocated equally to each of the two Investment Advisors. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the two portions of the Fund can change the percentage of total assets of the International Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the International Equity Fund between the two portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets in the International Equity Fund among the two portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the International Equity Fund since April 1, 2003, JPMorgan Fleming Asset Management (London) Limited (JPMFAM) was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. As part of JPMorgan Chase, JPMFAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMFAM is 522 Fifth Avenue, New York, New York 10036. As of December 31, 2003, JPMFAM had over $559 billion of assets under management.

Advisor to the International Equity Fund since April 1, 2003, Philadelphia International Advisors, LP (“PIA”) is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1200, Philadelphia, Pennsylvania 19103. As of December 31, 2003, PIA had approximately $4.3 billion in assets under its management.

Transfer Restrictions.    The International Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Between Investment Options and Withdrawals—Restrictions on Transfers.”

CERTAIN INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions

No Fund will:

•	trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund;

•	make an investment in order to exercise control or management over a company;

•	make short sales, unless the Fund has, by reason of ownership of other securities, the right to obtain securities of a kind and amount equivalent to the securities sold, which right will continue so long as the Fund is in a short position;

•	issue senior securities or trade in commodities or commodity contracts, other than options or futures contracts (including options on futures contracts) with respect to securities or securities indices, except as described under “Derivative Instruments;”

•	write uncovered options;

•	purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges or reported on Nasdaq National Market if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

•	invest in the securities of registered investment companies (except that the International Equity Fund was permitted to invest in such securities until March 31, 2003);

•	invest in oil, gas or mineral leases;

•	purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Equity Fund, for redemption purposes;

•	make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) making loans of portfolio securities; or

•	underwrite the securities of any issuer.

State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause any Fund to make an investment:

•	if that investment would cause (1) more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase,

•	in an industry if that investment would cause more than 25% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase, or

•	in the securities of an issuer (other than the U.S. government and its agencies) if that investment would cause more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

However, with respect to the portion of the Large-Cap Growth Equity Fund for which advice is obtained from RCM Capital Management LLC, RCM may recommend additional investments in an issuer beyond the 5% limit described above at the time of purchase, and State Street may cause the Large-Cap Growth Equity Fund to make such investment, so long as the total investments in the issuer held by the portion of the Fund’s assets allocated to RCM would not, at the time of purchase, represent a percentage of total assets greater than 125% of the representation of that issuer in the Russell 1000 Growth Index. The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer.

Except as described under “Derivative Instruments,” State Street has no present intention of causing any Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors”, “Intermediate Bond Fund—Risk Factors” and “Balanced Fund—Risk Factors.”

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

When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street administers the securities lending activities of the respective Funds. A portion of the income generated by securities lending activities will be paid to the administrator as a fee and the remaining income will be reinvested in the relevant Fund. The portion of the income from securities lending activities paid to it will be in an amount that is expected to offset its cost of administering these activities. The remaining amount will be reinvested in the relevant Fund.

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

For a discussion of the valuation of units in the Stable Asset Return Fund, see “Stable Asset Return Fund—Valuation of Units.”

Transfers.    Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the portfolios of the Structured Portfolio Service and the Self-Managed Brokerage Accounts, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “Transfers Between Investment Options and Withdrawals.”

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

•	The International Equity Fund and, to a lesser extent, the other Funds that invest securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph.

•	The Intermediate Bond Fund and, effective on or about July 1, 2004, the debt portion of the Balanced Fund may, subject to limitations, invest in futures, options, swaps, swaptions, forwards, mortgage-backed securities, including asset-backed securities, CMOs, Interest Only (IO) and Principal Only (PO) strips. Interest-only and principal-only stripped mortgage-backed securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds.

•	The Stable Asset Return Fund may invest in asset-backed securities, including CMOs and other derivative mortgage-backed securities.

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

STRUCTURED PORTFOLIO SERVICE

Investment Objective.    The Structured Portfolio Service provides investment diversification by utilizing the Funds available in the Program. The Conservative, Moderate and Aggressive portfolios offer three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an investor’s tolerance for investment risk. There can be no assurance that any of the portfolios of the Structured Portfolio Service will achieve their investment objective. The portfolios collectively utilize all of the Program’s Funds other than the Balanced Fund. For information regarding the investment objectives, guidelines and restrictions of each of the Funds in the respective portfolios of the Structured Portfolio Service, refer to the description of those Funds in this Report.

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

Liquidity and Transfers.    Transfers to or withdrawals from any of the three portfolios may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “Transfers Between Investment Options and Withdrawals.”

Investment Advisors.    The portfolios of the Structured Portfolio Service utilize exclusively the other Funds in the Program (other than the Balanced Fund). Therefore, the Investment Advisors of these respective portfolios correspond with the Investment Advisors of the underlying Funds.

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act. They are described in this Report for information purposes only.

As an additional Investment Option under the Program, State Street makes available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street permits Investors (as defined in “Contributions and Investment Selection”) whose plan includes the Self-Managed Brokerage Account as an Investment Option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds through a self-managed brokerage account. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings (“IPOs”), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

The Self-Managed Brokerage Account generally is funded, in accordance with Program rules established by State Street, through a “Base Plan,” which is defined as all Investment Options, but excluding the Self-Managed Brokerage Account. To establish a Self-Managed Brokerage Account, an Investor must transfer initially a minimum of $2,500 from the Investor’s Base Plan to the Self-Managed Brokerage Account, provided that the Investor must at all times maintain in the Investor’s Base Plan the greater of $1,000 and 5% of the Investor’s entire account balance (including, for purposes of the 5% calculation, the assets in the participant’s Self-Managed Brokerage Account). After the initial transfer, an Investor may make transfers of not less than $500 from the Base Plan to the Self-Managed Brokerage Account. No transfer from the Base Plan will be permitted to the extent that such transfer would cause the Investor’s Base Plan to fall below the required minimum.

Satisfaction of the requirement for maintenance of a minimum account balance of an Investor’s Base Plan will be based on the most recent valuations of the Investment Options, which are valued daily. If the value of an Investor’s Base Plan falls below the greater of $1,000 and 5% of the Investor’s aggregate account balances in all Investment Options (including, for purposes of the 5% calculation, the assets in the Participant’s Self-Managed Brokerage Account), the Investor will not be permitted to transfer assets to the Self-Managed Brokerage Account until the required minimum in the Investor’s Base Plan is again met.

At the discretion of State Street, as trustee, a Self-Managed Brokerage Account may be funded through in-kind transfers from other tax-qualified retirement plans. The foregoing account balance minimums and transfer restrictions with regard to the Base Plan remain in effect.

EQUITABLE REAL ESTATE ACCOUNT

Some of the assets contributed to the Program prior to January 1, 1992 are currently held by The Equitable Life Assurance Society of the United States (“Equitable Life”) in the Equitable Real Estate Account. Equitable Life is the investment manager of this pooled separate account. The separate account is comprised solely of the Prime Property Fund, for which Lend Lease Real Estate Investments, Inc. (“Lend Lease”) serves as manager under a contract with Equitable Life. Besides the Program, there is only one other investor with assets invested in this account, and as of December 31, 2003, the assets of the Program invested in this account totaled approximately $3.9 million. Restrictions apply to withdrawals and transfers from the Equitable Real Estate Account that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers or contributions to the Equitable Real Estate Account are permitted.

It is expected that, on or about March 31, 2004, all of the Program’s assets invested in the Equitable Real Estate Account will be redeemed for cash and the proceeds transferred to other Investment Options available under the Program. Participants with assets invested in this account will be notified individually in advance of this withdrawal and will be given the opportunity to direct the transfer of their assets at that time. These Participants will also be notified of the applicable default option should they fail to issue directions as required.

State Street has no control over the management of assets held by Equitable Life and, except to the extent provided by applicable law, is not responsible for the investment of these assets or the performance by Equitable Life or Lend Lease of their obligations under the Program with respect to these assets. State Street, however, maintains the recordkeeping on the sale of this account and provides notices to investors, when appropriate. Interests in the Equitable Real Estate Account are not registered under the Securities Act and are described in this Report for information purposes only. Information relating to assets held in the Equitable Real Estate Account may be obtained by writing or calling State Street.

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

TRANSFERS BETWEEN INVESTMENT OPTIONS AND WITHDRAWALS

Transfers between Investment Options may be authorized at any time, subject to the terms and restrictions applicable to each Investment Option as discussed below under “—Restrictions on Transfers.” A specified whole percentage or whole dollar amount or the total investment in an Investment Option may be transferred. Transfers will be made on the day State Street receives properly authorized instructions from the Investor, provided that these instructions are received not later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Transfer requests received after that time will be made on the next Business Day. Transfers involving Funds are effected based upon the relative Unit values of the Funds, as determined at the close of the regular trading session of the New York Stock Exchange on the effective date of the transfer. There is no fee for transfers between Investment Options.

Transfer requests may be made by telephone through the Voice Response Unit or a Participant services representative or via the Internet Web site. Call State Street at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. State Street will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. State Street reserves the right, subject to the approval of ABRA, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s Internet Web site by accessing http://www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to his or her account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Between Investment Options” form may be sent to State Street, ABA Members Retirement Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Restrictions on Transfers.    Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The International Equity Fund has adopted a specific excessive transfer policy that restricts an Investor’s ability to make transfers into the International Equity Fund. Under the policy, Investors may make not more than one transfer into the International Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the Fund on any Business Day. The International Equity Fund has adopted this policy to reduce potential disruptions to this Fund that could potentially affect its investment performance. State Street, as trustee, reserves the right to take such additional actions with respect to excessive trading activity in the International Equity Fund or other Investment Options, such as the rejection of transfer requests, as it may deem appropriate and in the best interests of all Investors to curtail excessive trading.

The Equitable Real Estate Account contains transfer restrictions that may delay a withdrawal or transfer for a significant period of time following a withdrawal or transfer request. No transfers to the Equitable Real Estate Account are permitted. Additional information relating to the Equitable Real Estate Account may be obtained by writing or calling State Street.

State Street reserves the right to suspend withdrawals or transfers to or from any Fund, portfolio of the Structured Portfolio Service or Self-Managed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, a portfolio of the Structured Portfolio Service or a Self-Managed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, State Street reserves the right to suspend withdrawals or transfers to or from any Fund (including indirect withdrawals or transfers by means of withdrawals or transfers to or from any portfolio of the Structured Portfolio Service) at any time during which (a) there exists any state of affairs which, in the reasonable opinion of State Street, constitutes an emergency as a result of which disposition of the assets of a Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund, or of current prices on any stock exchange on which a significant portion of the investment of such Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of

State Street, be effected at normal rates of exchange. In addition, transfers and withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if the amount of liquid assets in the Stable Asset Return Fund is insufficient to satisfy all withdrawal or transfer requests.

With respect to the Stable Asset Return Fund, State Street will utilize a tiered liquidity structure in the following sequence to satisfy withdrawal and transfer requests: cash flows (contributions, transfers-in, maturities and interest); and sales of Short-Term Investment Products. In the unlikely event that the amount of liquid assets held by the Stable Asset Return Fund is insufficient to satisfy all withdrawal and transfer requests immediately, State Street may be forced to limit or suspend withdrawals and transfers from the Stable Asset Return Fund. In such cases, withdrawals by Participants from the Program because of death, disability, retirement or termination of employment will be given priority and will be honored from available liquid assets, including the benefit responsive features of the investment contracts, in the order in which withdrawal instructions were received by State Street. Subject to any applicable legal requirements, after all such withdrawals have been effected, transfers to other allowable Investment Options will be honored from available liquid assets in the order that transfer instructions were received by State Street. The length of any suspension or limitation on withdrawals or transfers could vary and would depend, on the one hand, on the aggregate amount of assets that Participants have requested to withdraw or transfer and, on the other hand, on the rate at which assets become available for withdrawal or transfer through the exercise of permitted withdrawal rights under the investment contracts and through the maturity of investment contracts and the rate at which additional monies are contributed to the Stable Asset Return Fund by Participants. See “—Stable Asset Return Fund.”

Withdrawals. Withdrawals from the Funds are made at such time and in such manner as is prescribed by the various plans which participate in the Program.

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

For information regarding enrollment in the Program, Eligible Employers may call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5143, Boston, Massachusetts 02206-5143.

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

For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call State Street at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5143, Boston, Massachusetts 02206-5143.

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

State Street’s principal offices are located at 225 Franklin Street, Boston, Massachusetts 02110. State Street is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. State Street is a highly capitalized Massachusetts trust company, and as of the year ended December 31, 2003, State Street had a total risk-based capital ratio of 13.7%, which is far in excess of applicable regulatory requirements. As of December 31, 2003, State Street together with its affiliates had over $9.4 trillion of assets under custody and had $1.1 trillion of assets under management. State Street together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds.

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

State Street directly distributes marketing materials on behalf of the Collective Trust. No third party distributors or broker-dealers are utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a marketing representative who facilitates participation in the Program through phone or on-site discussions.

AMERICAN BAR RETIREMENT ASSOCIATION

As sponsor of the Program, ABRA is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, and the designation of Investment Options to be made available under the Program. ABRA has engaged State Street to provide administrative and investment services and to make the Investment Options available under the Program. Under the current agreement between ABRA and State Street dated January 1, 2003, ABRA has engaged State Street for a four-year term ending December 31, 2006. ABRA may terminate this agreement with State Street prior to the end of its term upon six months’ written notice. State Street may terminate this agreement prior to the end of its term in certain circumstances, including the offering to Employers by ABRA of any investment product that is not offered pursuant to the terms of the agreement. Also, State Street may terminate the agreement at the end of any quarter after December 31, 2006 upon 12 months, written notice. ABRA has also appointed State Street as trustee of each of the ABA Members Trusts.

ABRA retains the right to make recommendations to State Street regarding the addition or deletion of Funds as Investment Options. ABRA, with or without the assistance of a consultant, will monitor the performance of State Street and the Investment Advisors and may make recommendations to State Street regarding the engagement and termination of Investment Advisors. State Street is required to give full good faith consideration to all such recommendations from ABRA, although State Street retains exclusive management and control over Funds and Investment Advisors. ABRA may direct State Street to establish or terminate Investment Options that are not Funds. In specified cases when State Street fails to satisfy minimum investment performance standards, ABRA may discontinue a Fund as an Investment Option or direct the establishment of another Investment Option that is not a Fund.

State Street and ABRA have reviewed and negotiated the terms and conditions of the documents establishing the respective rights and obligations of the parties, including fees payable to State Street in connection with the Program. ABRA will monitor State Street’s administration and marketing of the Program and will approve the hiring by State Street of certain other major service providers, such as actuaries.

ABRA has retained an investment consultant to assist with the monitoring of the performance of State Street and the Investment Advisors and in making recommendations to State Street regarding the engagement and termination of Investment Advisors.

DEDUCTIONS AND FEES

Program Expense Fee

A program expense fee is paid to State Street and ABRA for their services in connection with the Program. For all Investment Options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds and the Equitable Real Estate Account.

For the calendar year ended December 31, 2003, the program expense fee payable to State Street was $10,082,376. For such year, and continuing through December 31, 2006, State Street is entitled to receive a monthly program expense fee equal to one-twelfth of the sum of (i) $800,000, plus (ii) $194 multiplied by the number of Participants in the Program, other than active Participants without account balances, as of the last Business Day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active Participants of the Program without account balances as of the last Business Day of the preceding month over the number of such Participants as of December 31, 2002. This fee accrues daily and will be paid monthly.

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

The program expense fee payable to State Street is subject to reduction based on the amount of retirement plan assets held by State Street on behalf of law firm and law-related clients identified by State Street and ABRA that do not participate in the Program. For the year ended December 31, 2003, the amount of this reduction was $65,729.

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

The program expense fees payable to ABRA for the year ended December 31, 2003 were $1,495,408.

Trustee, Management and Administration Fees

A fee is paid to State Street for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Account). This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds, and such fees attributable to the portion of the Balanced Fund expected to be invested in the Intermediate Bond Fund are to be accrued and paid from the Intermediate Bond Fund. Fees are payable at the following annual rates:

Aggregate Value of Assets in Stable Asset Return,
Intermediate Bond, Balanced, Large-Cap Value Equity,
Large-Cap Growth Equity, Index Equity,
Mid-Cap Value Equity,
Mid-Cap Growth Equity,
Small-Cap Equity, and International Equity Funds

Rate
First $1.0 billion	.156%
Next $1.8 billion	.058
Over $2.8 billion	.025

The fee paid to State Street for trustee, management, administration and custody services for the year ended December 31, 2003 was $2,684,363.

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of a Participant are charged in accordance with the schedule of rates communicated from time to time to Participants with Self-Managed Brokerage Accounts.

Actuarial and Consulting Services and Fees

State Street has retained a third-party consulting firm to provide actuarial services and other services related to individually designed plan features for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Plan or any other plan requiring either actuarial or other such special plan related services. The fees and expenses of the consulting firm will be charged to the Employer based on the amount of such services provided by the consulting firm. If the fee is not paid directly by the Employer, such fee, if permissible, will be deducted from the Employer’s plan’s assets.

Investment Advisor Fee

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from the assets of the respective Funds.

Value of Assets in Large-Cap Value Equity Fund Allocated to Alliance Capital Management L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Mid-Cap Value Equity Fund Allocated to Ariel Capital Management	Rate
First $20 million	.75%
Over $20 million	.50

Value of Assets in Balanced Fund, Large-Cap Growth Equity Fund and Small-Cap Equity Fund Allocated to Capital Guardian Trust Company*	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

Value of Assets in Large-Cap Growth Equity Fund Allocated to RCM Capital Management LLC	Rate
First $10 million	.70%
Next $10 million	.60
Next $20 million	.50
Next $20 million	.35
Next $40 million	.30
Over $100 million	.25

Value of Assets in International Equity Fund Allocated to JP Morgan Fleming Asset Management (London) Limited	Rate
First $50 million	.75%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Balanced Fund Allocated to Morgan Stanley Investment Management	Rate
First $25 million	.50%
Next $50 million	.25
Next $775 million	.15
Over $850 million	.125

Value of Assets in Intermediate Bond Fund** Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

*	Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.

**	Effective on or about July 1, 2004, the assets of the debt portion of the Balanced Fund are expected to be invested in the Intermediate Bond Fund. Pacific Investment Management Company LLC will receive an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Intermediate Bond Fund, including those so allocated through the debt portion of the Balanced Fund.

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, L.P.	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Small-Cap Equity Fund Allocated to Sit Investment Associates, Inc.	Rate
First $10 million	1.00%
Next $10 million	.70
Over $20 million	.60

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Effective on or about June 1, 2004, Morgan Stanley Investment Management will cease to serve as investment advisor to the debt portion of the Balanced Fund. As disclosed under the description of the Balanced Fund, from that time and until on or about July 1, 2004, Pacific Investment Management Company LLC will serve as investment advisor for the assets of the debt portion of the Balanced Fund and be paid a fee determined as follows:

Value of Assets in Balanced Fund Allocated to Pacific Investment Management Company LLC (from June 1, 2004 through July 1, 2004)	Rate
All assets	.25%

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2003, these expenses totaled $171,150. A fee in the amount of $31,675 for the registration of $250 million of units with the SEC was paid in March, 2004 and will be an operational cost. These operational costs will be allocated to all of the Funds in the Program based on net asset value and will be accrued over the fiscal year ending December 31, 2004. For purposes of this allocation, assets of the Balanced Fund expected to be invested through the Intermediate Bond Fund commencing July 1, 2004 are included only under the Intermediate Bond Fund and not under the Balanced Fund.

Fee Recipients

The following table summarizes the fees paid to Investment Advisors for services for the year ended December 31, 2003:

Fund(1)	Advisory Fees
Balanced Fund	$935,839
Intermediate Bond Fund	689,054
International Equity Fund	470,930
Large-Cap Growth Equity Fund	1,369,889
Large-Cap Value Equity Fund	537,733
Mid-Cap Growth Equity Fund	142,301
Mid-Cap Value Equity Fund	132,450
Small-Cap Equity Fund	1,130,384

(1)	The Index Equity Fund, the Stable Asset Return Fund and the portfolios of the Structured Portfolio Service do not have applicable Investment Advisor fees.

The following information with respect to estimated fees for 2004 is based on the approximate amount of assets of the Program on December 31, 2003, which was $3,550,000,000, and on the number of Participants for whom State Street was responsible for recordkeeping as of December 31, 2003, which was 48,912.

State Street, in its capacity as administrator of the Program and manager of the Funds, would receive fees of $12,891,000 on an annual basis (after fee discounts of $300,000 related to interest to be earned on outstanding benefits checks and $63,000 for law firm and law-related client assets not invested in the Program). ABRA would receive fees of $1,592,000 on an annual basis in its capacity as sponsor of the Program.

The following table summarizes the fees estimated to be payable to each Investment Advisor in 2004. The summary is based on the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2003 and reflects the respective allocations of assets invested in the portfolios of the Structured Portfolio Service to the Funds as of that date:

Advisor	Advisory Fees(1)
Alliance Capital L.P.(2)	$623,500
Ariel Capital Management	210,000
Capital Guardian Trust Company(3)	1,747,000
RCM Capital Management LLC	825,000
JPMorgan Fleming Asset Management	427,000
Pacific Investment Management Company LLC	1,076,000
Philadelphia Investment Advisors	295,000
Sit Investment Associates, Inc.	974,000
Turner Investment Partners	306,000

(1)	Assumes that the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below and assumes that the investment of the debt portion of the Balanced Fund through the Intermediate Bond Fund expected to occur on July 1, 2004, was effective December 31, 2003.
(2)	Acting through its Bernstein Investment Research and Management Unit
(3)	After an applicable fee discount of $92,000.

The table above is based on the following approximate allocation of the Program’s assets among the Investment Options:

Fund	Allocation as of December 31, 2003 (in millions)(1)
Stable Asset Return Fund	$890
Intermediate Bond Fund	236
Balanced Fund	460
Large-Cap Value Equity Fund	287
Large-Cap Growth Equity Fund	842
Index Equity Fund	322
Mid-Cap Value Equity Fund	32
Mid-Cap Growth Equity Fund	47
Small-Cap Equity Fund	316
International Equity Fund	118

$3,550

(1)	The table is based on approximate amount of assets of the Program on December 31, 2003, which totaled $3,550,000,000. The table is based on the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2003. For purposes of this table, debt portion of the Balanced Fund assumed to be invested through the Intermediate Bond Fund, totaling $157,000,000, is included under the Balanced Fund and not under the Intermediate Bond Fund.

The following table shows the amount of assets for which each Investment Advisor provided investment advice at December 31, 2003 based on the allocation of the assets of the Program as shown in the table above and assumes that the investment of the debt portion of the Balanced Fund through the Intermediate Bond Fund, for which the Investment Advisor is Pacific Investment Management Company LLC, was effective December 31, 2003.

Advisor	Approximate Assets as of December 31, 2003 (in millions)(1)
Alliance Capital L.P.(2)
Large-Cap Value Equity Fund	$220

Ariel Capital Management
Mid-Cap Value Equity Fund	32

Capital Guardian Trust Company
Balanced Fund	303
Large-Cap Growth Equity Fund	311
Small-Cap Equity Fund	162

RCM Capital Management LLC
Large-Cap Growth Equity Fund	262

JPMorgan Fleming Asset Management
International Equity Fund	58

Pacific Investment Management Company LLC
Balanced Fund	157
Intermediate Bond Fund	236

Philadelphia Investment Advisors
International Equity Fund	60

Sit Investment Associates, Inc.
Small-Cap Equity Fund	154

Turner Investment Partners
Mid-Cap Growth Equity Fund	47

(1)	The table is based on approximate assets of the Program on December 31, 2003, which totaled $3,550,000,000.
(2)	Acting through its Bernstein Investment Research and Management Unit.

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

Stable Asset Return Fund:†

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$1.51	$1.66	$1.48	$1.24	$1.03
Net expenses	(.10)	(.10)	(.12)	(.14)	(.14)

Net investment income	1.41	1.56	1.36	1.10	.89
Distributions of net investment income	(1.41)	(1.56)	(1.36)	(.67)	—

Net increase in unit value	$—	$—	$—	$.43	$.89
Net asset value at beginning of period	27.40	27.40	27.40	27.40	27.83

Net asset value at end of period	$27.40	$27.40	$27.40	$27.83	$28.72

Ratio of net expenses to average net assets	0.37%	0.37%	0.45%	0.52%	.51%
Ratio of net investment income to average net assets	5.50%	6.07%	5.39%	4.03%	3.14%
Total return	5.64%	6.27%	5.56%	4.12%	3.20%
Net assets at end of period (in thousands)	$709,516	$726,437	$797,860	$891,342	$882,346

Intermediate Bond Fund:

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$.78	$.86	$1.18	$.68	$.67
Net expenses*	(.05)	(.05)	(.07)	(.11)	(.14)

Net investment income	.73	.81	1.11	.57	.53
Net realized and unrealized gain (loss) on investments	(.92)	.68	.18	1.16	.23

Net increase (decrease) in unit value	(.19)	1.49	1.29	1.73	.76
Net asset value at beginning of period	12.99	12.80	14.29	15.58	17.31

Net asset value at end of period	$12.80	$14.29	$15.58	$17.31	$18.07

Ratio of net expenses to average net assets*	.37%	.36%	.46%	.68%	.80%
Ratio of net investment income to average net assets	5.71%	6.07%	7.29%	3.47%	2.97%
Portfolio turnover**	22%	54%	19%	564%	441%
Total return	(1.46)%	11.64%	9.03%	11.10%	4.39%
Net assets at end of period (in thousands)	$131,083	$144,343	$176,425	$215,928	$236,011

†	Since July 15, 2002, the Stable Asset Return Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be retained by the Fund. The units of the Stable Asset Return Fund were reverse split (27.4 for 1) effective July 15, 2002. The per unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.
*	For periods prior to July 1, 2002, net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which the Fund was invested prior to that date.
**	For periods prior to July 1, 2002, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than the turnover of the underlying portfolio of such registered investment company. The unaudited turnover of the registered investment company was 445% for the fiscal year ended March 31, 2002.

Balanced Fund:

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$1.82	$2.22	$2.07 *	$1.86	$1.60
Net expenses	(.34)	(.37)	(.44)	(.45)	(.47)

Net investment income	1.48	1.85	1.63	1.41	1.13
Net realized and unrealized gain (loss) on investments	6.54	1.20	(.40)	(9.27)	13.21

Net increase (decrease) in unit value	8.02	3.05	1.23	(7.86)	14.34
Net asset value at beginning of period	53.19	61.21	64.26	65.49	57.63

Net asset value at end of period	$61.21	$64.26	$65.49	$57.63	$71.97

Ratio of net expenses to average net assets	.60%	.59%	.68%	.74%	.74%
Ratio of net investment income to average net assets	2.57%	2.94%	2.52%	2.33%	1.77%
Portfolio turnover	229%	207%	232%	221%	122%
Total return	15.08%	4.98%	1.91%	(12.00)%	24.88%
Net assets at end of period (in thousands)	$460,328	$456,393	$458,157	$369,334	$457,861

Large-Cap Value Equity Fund:

	Year ended December 31,
	1999	2000		2001		2002		2003
Investment income	$.51	$.50		$.49		$.48		$.49
Net expenses**	(.17)	(.16)		(.18)		(.19)		(.19)

Net investment income	.34	.34		.31		.29		.30
Net realized and unrealized gain (loss) on investments	1.64	.66		(.21)		(4.02)		6.48

Net increase (decrease) in unit value	1.98	1.00		.10		(3.73)		6.78
Net asset value at beginning of period	23.53	25.51		26.51		26.61		22.88

Net asset value at end of period	$25.51	$26.51		$26.61		$22.88		$29.66

Ratio of net expenses to average net assets**	.68%	.63%		.69%		.75%		.74%
Ratio of net investment income to average net assets	1.36%	1.39%		1.15%		1.17%		1.20%
Portfolio turnover	27%	41	%***	33	%***	24	%***	32	%***
Total return	8.41%	3.92%		.38%		(14.02)%		29.63%
Net assets at end of period (in thousands)	$178,880	$187,422		$221,398		$204,457		$286,104

*	Effective January 1, 2001, the Fund began amortizing premium/discount on all debt securities. Had the change in accounting policy not been adopted, the per unit investment income would have been $2.23 in 2001.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
***	With respect to the portion of the Fund’s assets invested in a collective investment fund in 2000 through 2003, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund was invested rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portion of the Fund was 32% for the year ended December 31, 2003 and the unaudited turnover of the collective investment fund was 60% for the same period.

Large-Cap Growth Equity Fund:†

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$.47	$.46	$.40	$.40	$.32
Net expenses††	(.33)	(.39)	(.32)	(.27)	(.26)

Net investment income	.14	.07	.08	.13	.06
Net realized and unrealized gain (loss) on investments	16.53	(10.19)	(10.84)	(12.41)	10.21

Net increase (decrease) in unit value	16.67	(10.12)	(10.76)	(12.28)	10.27
Net asset value at beginning of period	49.74	66.41	56.29	45.53	33.25

Net asset value at end of period	$66.41	$56.29	$45.53	$33.25	$43.52

Ratio of net expenses to average net assets††	.59%	.58%	.66%	.71%	.69%
Ratio of net investment income to average net assets	.26%	.11%	.17%	.35%	.14%
Portfolio turnover†††	46%	49%	43%	55%	25%
Total return	33.51%	(15.24)%	(19.12)%	(26.97)%	30.89%
Net assets at end of period (in thousands)	$1,710,609	$1,384,350	$1,018,266	$673,079	$840,093

Index Equity Fund:

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$.00 *	$.00 *	$.00 *	$.00 *	$.00 *
Net expenses**	(.11)	(.12)	(.12)	(.12)	(.12)

Net investment loss	(.11)	(.12)	(.12)	(.12)	(.12)
Net realized and unrealized gain (loss) on investments	6.16	(2.88)	(3.45)	(5.70)	6.42

Net increase (decrease) in unit value	6.05	(3.00)	(3.57)	(5.82)	6.30
Net asset value at beginning of period	27.15	33.20	30.20	26.63	20.81

Net asset value at end of period	$33.20	$30.20	$26.63	$20.81	$27.11

Ratio of net expenses to average net assets**	.37%	.37%	.45%	.51%	.51%
Ratio of net investment loss to average net assets	(.37)%	(.37)%	(.44)%	(.50)%	(.50)%
Portfolio turnover***	112%	217%	7%	9%	7%
Total return	22.28%	(9.04)%	(11.82)%	(21.85)%	30.27%
Net assets at end of period (in thousands)	$293,069	$284,965	$263,177	$219,622	$318,880

†	The units of the Large-Cap Growth Equity Fund were split 10-for-1, effective February 2, 2001. The per unit data for all periods prior to February 2, 2001 have been restated to reflect the split.
††	Net expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales of units of the collective investment fund in which the Fund was invested rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portion of the portfolio was 35% for the year ended December 31, 2003 and the unaudited turnover of the collective investment fund was 80% for the same period.
*	Amounts less than .005 per unit are rounded to zero.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the collective investment fund was 35% for the year ended December 31, 2003.

Mid-Cap Value Equity Fund:

	For the period July 15, 2002† to December 31, 2002	Year ended December 31, 2003
Investment income	$.07	$.14
Net expenses	(.06)	(.14)

Net investment income	.01	—
Net realized and unrealized gain (loss) on investments	(.23)	2.98

Net increase (decrease) in unit value	(.22)	2.98
Net asset value at beginning of period	10.00	9.78

Net asset value at end of period	$9.78	$12.76

Ratio of net expenses to average net assets	.60%	1.22%
Ratio of net investment income to average net assets	.08%	.02%
Portfolio turnover	6%	14%
Total return	(2.20)%	30.47%
Net assets at end of period (in thousands)	$8,926	$31,192

Mid-Cap Growth Equity Fund:

	For the period July 15, 2002†† to December 31, 2002	Year ended December 31, 2003
Investment income	$.02	$.05
Net expenses	(.06)	(.17)

Net investment loss	(.04)	(.12)
Net realized and unrealized gain (loss) on investments	(.59)	5.68

Net increase (decrease) in unit value	(.63)	5.56
Net asset value at beginning of period	12.00	11.37

Net asset value at end of period	$11.37	$16.93

Ratio of net expenses to average net assets	.55%	1.16%
Ratio of net investment loss to average net assets	(.34)%	(.81)%
Portfolio turnover	99%	130%
Total return	(5.25)%	48.90%
Net assets at end of period (in thousands)	$8,567	$47,352

†	Commencement of operations.
††	Commencement of operations.

Small-Cap Equity Fund:†

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$.40	$.68	$.45	$.41	$.39
Net expenses	(.47)	(.72)	(.54)	(.47)	(.47)

Net investment loss	(.07)	(.04)	(.09)	(.06)	(.08)
Net realized and unrealized gain (loss) on investments	31.32	(9.56)	(13.33)	(16.76)	16.74

Net increase (decrease) in unit value	31.25	(9.60)	(13.42)	(16.82)	16.66
Net asset value at beginning of period	51.47	82.72	73.12	59.70	42.88

Net asset value at end of period	$82.72	$73.12	$59.70	$42.88	$59.54

Ratio of net expenses to average net assets	.80%	.81%	.88%	.93%	.94%
Ratio of net investment loss to average net assets	(.11)%	(.04)%	(.15)%	(.11)%	(.16)%
Portfolio turnover	59%	52%	48%	83%	46%
Total return	60.71%	(11.61)%	(18.35)%	(28.17)%	38.85%
Net assets at end of period (in thousands)	$432,008	$421,470	$331,258	$223,301	$314,696

International Equity Fund:

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$1.52	$1.10	$.41	$.21	$.37
Net expenses*	(.06)	(.11)	(.12)	(.10)	(.15)

Net investment income	1.46	.99	.29	.11	.22
Net realized and unrealized gain (loss) on investments	5.74	(6.29)	(6.22)	(3.45)	4.30

Net increase (decrease) in unit value	7.20	(5.30)	(5.93)	(3.34)	4.52
Net asset value at beginning of period	21.07	28.27	22.97	17.04	13.70

Net asset value at end of period	$28.27	$22.97	$17.04	$13.70	$18.22

Ratio of net expenses to average net assets*††	.27%	.42%	.60%	.66%	1.01%
Ratio of net investment income to average net assets	6.47%	3.86%	1.51%	.72%	1.51%
Portfolio turnover**	199%	251%	201%	64%	144%
Total return	34.17%	(18.75)%	(25.82)%	(19.60)%	32.99%
Net assets at end of period (in thousands)	$106,193	$108,627	$89,001	$78,240	$115,366

†	With the addition of the Mid-Cap Growth Fund effective July 15, 2002, the Small-Cap Equity Fund changed its investment strategy, removing medium capitalization companies from its portfolio and investing more exclusively in smaller capitalization companies.
††	Through March 31, 2003, net expenses reflects a reduction in the Program Expense Fee payable to State Street and an administrative service credit from the T. Rowe Price International Stock Fund. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .37%, .49%, .65%, .71% and 1.02%, respectively.
*	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which a portion of the Fund was invested through March 31, 2003.
**	Through March 31, 2003, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than turnover of the underlying portfolio of the registered investment company. The unaudited turnover of the separately managed portion of the Fund was 94% for the year ended December 31, 2003 and the unaudited turnover of the registered investment company was 25% for the fiscal year ended October 31, 2003.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment loss	—	—	—	—	—
Net realized and unrealized gain (loss) on investments	1.37	.39	(.01)	(.44)	2.05

Net increase (decrease) in unit value	1.37	.39	(.01)	(.44)	2.05
Net asset value at beginning of period	14.69	16.06	16.45	16.44	16.00

Net asset value at end of period	$16.06	$16.45	$16.44	$16.00	$18.05

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment loss to average net assets	—	—	—	—	—
Portfolio turnover*	46%	30%	38%	40%	22%
Total return	9.33%	2.43%	(0.06)%	(2.68)%	12.81%
Net assets at end of period (in thousands)	$25,820	$30,258	$31,342	$34,365	$47,731

Structured Portfolio Service—Moderate Portfolio**

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment loss	—	—	—	—	—
Net realized and unrealized gain (loss) on investments	2.37	(.41)	(1.04)	(1.62)	3.15

Net increase (decrease) in unit value	2.37	(.41)	(1.04)	(1.62)	3.15
Net asset value at beginning of period	16.35	18.72	18.31	17.27	15.65

Net asset value at end of period	$18.72	$18.31	$17.27	$15.65	$18.80

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment loss to average net assets	—	—	—	—	—
Portfolio turnover*	24%	29%	28%	31%	17%
Total return	14.50%	(2.19)%	(5.68)%	(9.38)%	20.13%
Net assets at end of period (in thousands)	$112,343	$120,387	$110,855	$112,021	$156,847

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolios invest rather than the turnover of such underlying Funds.
**	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Moderate Portfolio of the Structured Portfolio Service were adjusted as of that date to include the new Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 11% to 9%, and allocations of 2% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.

Structured Portfolio Service—Aggressive Portfolio: †

	Year ended December 31,
	1999	2000	2001	2002	2003
Investment income	$—	$—	$—	$—	$—
Expenses††	—	—	—	—	—

Net investment loss	—	—	—	—	—
Net realized and unrealized gain (loss) on investments	3.96	(1.50)	(2.30)	(3.03)	4.14

Net increase (decrease) in unit value	3.96	(1.50)	(2.30)	(3.03)	4.14
Net asset value at beginning of period	17.92	21.88	20.38	18.08	15.05

Net asset value at end of period	$21.88	$20.38	$18.08	$15.05	$19.19

Ratio of expenses to average net assets††	—	—	—	—	—
Ratio of net investment loss to average net assets	—	—	—	—	—
Portfolio turnover*	22%	25%	20%	29%	17%
Total return	22.09%	(6.86)%	(11.29)%	(16.76)%	27.51%
Net assets at end of period (in thousands)	$96,543	$104,778	$99,141	$84,328	$122,389

†	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Aggressive Portfolio of the Structured Portfolio Service were adjusted as of that date to include the new Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 15% to 13%, and the allocation to the Small-Cap Equity Fund was reduced from 5% to 3% and allocations of 3% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.
††	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

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

For the year ended December 31, 2003, the Stable Asset Return Fund produced a total return, net of expenses, of 3.19%. By comparison, the return of a combination of the Ryan Labs Three Year GIC Index and the Money Fund Report “Tier One” Money Market Fund Average, weighted 70%/30%, for the same period, was 3.48%. The Fund’s slight underperformance relative to the combination benchmark resulted from the Fund generally holding high-quality short-term investments in excess of 30% of the portfolio, and this portion of the portfolio had lower returns than the portion invested in investment contracts.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the year ended December 31, 2003, the Intermediate Bond Fund experienced a total return, net of expenses, of 4.38%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 4.10% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

While Treasury yields ended 2003 only 20 to 40 basis points higher than where they started the year, there was a dramatic jump in yields of more than 130 basis points in July, the worst month in the U.S. government bond market in more than 23 years. The increase reversed a rally that had seen the yield on the 10-year Treasury plunge to a 45-year low to near 3% in June. This volatility illustrated the divergence in market psychology between the first and second halves of 2003. In the first half of the year, markets were anxious about deflation, leading the Federal Reserve to cut the federal funds rate to 1% in June.

The market’s mood was more optimistic about growth in the second half of the year as business investment revived. Massive fiscal stimulus and the lagged impact of the mortgage refinancing boom sustained consumption, leading to 8.2% annual growth in the third quarter, the fastest pace in almost two decades. Interest rates rose as investors anticipated that growth would continue. Commodity prices surged in 2003 as growth revived, while the dollar plunged against most currencies amid concern about the U.S. trade deficit. Despite these trends, inflation overall was muted, mitigating the rise in interest rates. Higher risk sectors of the fixed income market, such as high yield and emerging markets, enjoyed particularly strong returns.

Active management across a wide spectrum of strategies helped the Intermediate Bond Fund to outperform its benchmark Lehman Brothers Aggregate Bond Index in the year ended December 31, 2003. With interest rate strategies making only a minimal impact on returns, sector strategies dominated the portfolio’s performance. A focus on intermediate maturities was mildly positive for the year. A mortgage overweight for most of the year contributed to positive performance. These assets gained as lower volatility caused yield premiums to tighten modestly. However, an underweight in corporate issues detracted from performance as profit growth and margins improved in this sector. Nonetheless, positive security selection of pipeline and telecommunications issues helped to mitigate this impact. An allocation to municipal bonds also helped returns as this less volatile asset class outperformed amid rising rates. Non-U.S. exposure, mainly to Euro issues, had little impact as rates rose comparably in most developed markets.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2003, the Balanced Fund experienced a total return, net of expenses, of 24.86%. For the same period, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 19.15%. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The equity portion of the Balanced Fund outperformed the Russell 1000 Index for the year ended December 31, 2003. Good stock selection in the consumer discretionary, producer durables and health care sectors was the largest contributor to performance. Market conditions were very positive and driven by the economic recovery. During the second half of the year, earnings reports were better than expected and companies began to attribute profits to growing revenues rather than cost cutting, which had been the main source of profit gains in the first half of the year. The best results in 2003 came from depressed industries such as technology and from stocks of lower quality companies that rebounded as their balance sheets improved.

After taking into account expenses, the fixed income portion of the Balanced Fund slightly underperformed the Lehman Brothers Aggregate Bond Index for the year ended December 31, 2003. U.S. Treasury yields fell sharply through mid-year before rising over the last half of 2003. Yield spreads in the non-Treasury sectors declined, most notably among medium-quality corporate issues. The credit activities of the Fund’s corporate issues had a favorable effect on relative performance during the year, but a below benchmark interest rate duration detracted from relative returns.

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

For the year ended December 31, 2003, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 29.59%. By comparison, the Russell 1000 Value Index produced an investment record of 30.03% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

In the actively managed portion of the Fund, stock selection in the technology sector contributed most meaningfully to relative returns for the year ended December 31, 2003. Most notable was performance by telecom equipment manufacturers Corning and Nortel Networks. The market’s rally was fueled by mounting evidence that the economy and corporate profits were improving. Not surprisingly, cyclical stocks led the market. Indeed the cyclical holdings of the actively managed portion of the Fund contributed meaningfully to returns during the year. Top contributors included Sears, Georgia Pacific, Pulte and Centex. Disappointments for the year included Comcast, a strong performer that the actively managed portion of the Fund underweighted for much of the year, and Qwest, which fell in the third quarter but ended the year on a strong note. By year-end, consumer growth stocks had become a larger part of the portfolio, with sizable additions to Comcast, among others.

The performance of the indexed portion of the Fund for the year ended December 31, 2003 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

For the year ended December 31, 2003, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 30.88%. By comparison, the Russell 1000 Growth Index produced an investment record of 29.75% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Fund advised by Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the year ended December 31, 2003. Good stock selection in the consumer discretionary, producer durables and health care sectors was the largest contributor to performance. Market conditions were very positive and driven by the economic recovery. During the second half of the year, earnings reports were better than expected and companies began to attribute profits to growing revenues rather than cost cutting, which had been the main source of profit gains in the first half of the year. The best earnings reports came from depressed industries such as technology and from stocks of lower quality companies that rebounded as their balance sheets improved.

The other actively managed portion of the Fund, advised by RCM Capital Management LLC, underperformed the Russell 1000 Growth Index due to both stock selection and industry strategy. Stock selection within consumer durables and apparel, diversified financials and software helped performance for the year, while stock selection within retailing, health care equipment & supplies, food, beverage and tobacco and communications equipment hurt performance. Within industry strategy, overweights in telecommunication services and biotechnology and underweights in health care equipment and supplies helped performance, while overweights in pharmaceuticals, food, beverage and tobacco and energy and underweights in semiconductors and instruments and Internet software and services hurt returns.

The performance of the indexed portion of the Fund for the year ended December 31, 2003 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2003, the Index Equity Fund experienced a total return, net of expenses, of 30.23%. By comparison, the Russell 3000 Index produced an investment record of 31.06% for the same period. The Russell 3000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the Index or for fund expenses.

Both growth and value stocks performed well for the year. Although large-capitalization stocks had a strong performance, small-capitalization issues performed even better. The performance of the Fund was consistent with the Russell 3000 Index after taking into account expenses and trading inefficiencies resulting from the annual reconstitution of the Index.

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

For the year ended December 31, 2003, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of 30.46%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 38.07% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

All major indices posted double-digit gains in 2003. Investors, encouraged by more positive economic news and apparently unfazed by continued geopolitical uncertainty, poured money into stocks with special attention paid to the most aggressive issues. In many respects, 2003 resembled the late 1990s, when all major indices had double-digit returns and the technology sector was soaring. Given its value strategy the Fund could not fully benefit from this environment. On the bright side, Cendant Corp. had a strong year due to strong results in its mortgage business and a recovery in the global travel markets, while T. Rowe Price Group rose as a result of increased revenues generated by a strong stock market in 2003. Given the Fund’s higher quality emphasis, the investor preference for lower quality stocks proved to be detrimental to the portfolio during the year. That said, there was only one stock, Safeway, with a negative return for the full year. This company struggled throughout the year from a well-publicized labor dispute that has been costly and diminished its reputation within the investing public.

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

For the year ended December 31, 2003, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of 48.96%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 42.71% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The year ended December 31, 2003 was very positive for mid-capitalization stocks. All ten market sectors of the Russell Mid-Cap Growth Index recorded gains, ranging from the technology sector’s 69% to the utilities/communications sector’s 20%. Market sentiment turned increasingly bullish, mainly because of positive news about the economy and corporate earnings, both of which exceeded the consensus expectations of economists and Wall Street analysts. The Fund generally emphasized semiconductor, semiconductor-capital equipment, Internet, brokerage, credit-card, and telecommunications-equipment stocks, which were industries and sectors in which earnings expectations were high and which performed relatively well. Conversely, pharmaceutical and insurance stocks lagged and were avoided. The Fund’s sector weightings closely resembled those of the Russell Mid-Cap Growth Index, and the Fund’s performance was enhanced by strong returns in the sectors which are most heavily represented in the growth indexes. The Fund also benefited from good stock selection. Seven of the Fund’s ten sector positions outperformed their corresponding Index sectors. Providing the most extra return were holdings in the technology, health-care, consumer-discretionary/services, and producer-durables sectors, which amounted to a 69% weighting in the portfolio.

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

For the year ended December 31, 2003, the Small-Cap Equity Fund experienced a total return, net of expenses, of 38.84%. By comparison, the Russell 2000 Index produced an investment record of 47.25% for the same period. The Russell 2000 Index does not include any allowance for the fees that an investor would pay for investing in the stocks that comprise the index or for fund expenses.

Both Investment Advisors had similar underperformance relative to the Russell 2000 Index for the year ended December 31, 2003. With respect to the portion of the Fund advised by Capital Guardian, stock selection in the consumer discretionary, health care and materials and processing sectors were the largest detractors from performance. Market conditions during the year were difficult for actively managed small-capitalization portfolios as high-beta stocks with little or no earnings, very small market capitalizations and low returns on equity drove the performance of the Index.

With respect to the other portion of the Fund, advised by Sit Investment Associates, the holding of cash reserves impacted results negatively by 270 basis points as cash reserves averaged slightly over 6% for the year. Examining the equity only results, approximately 60% of the underperformance was caused by stock selection effects and 40% caused by industry weighting factors. Of the stock selection effects, one sector, health technology, accounted for three-quarters of the shortfall. No one sector had a particularly significant impact on the industry weighting scores. One of the surprising elements of the stock market’s behavior in 2003 was the above-average performance of speculative issues. An example of this was the fact that approximately 1400 basis points of performance of the Russell 2000 Growth Index was attributable to companies not earning money. The focus of this portion of the Fund continues to be on companies with above-average earnings growth prospects, strong management and well financed balance sheets, which are believed to be superior long-term investment characteristics.

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

For the year ended December 31, 2003, the International Equity Fund experienced a total return, net of expenses, of 32.97%. For the same period, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 40.84%. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

Effective April 1, 2003, State Street retained JP Morgan Fleming Asset Management (London) Limited to be an investment advisor for approximately one-half of the assets in the Fund, and retained Philadelphia International Advisors, L.P. to serve as investment advisor for the remaining of the assets in the Fund. Prior to April 1, 2003, the Fund’s assets were allocated in two equal portions, one portion of which was invested in the T. Rowe Price International Stock Fund, a registered investment company managed by T. Rowe Price International, Inc., and the other portion of which was invested in a collective trust portfolio for which advice was obtained from RCM Capital Management LLC.

During the first quarter of the year, the portion of the Fund invested in the registered investment company underperformed its benchmark, with country allocations and stock selection contributing negatively to relative performance. Underweighting Australia and over-weighting South Korea and France detracted from returns, while under-weighting the weak German market was beneficial. The separately managed portion of the Fund also under-performed the Index during this period as a result of industry strategy. Overweights to health care providers & services, semiconductors & instruments and underweights to insurance and automobiles & components helped relative returns. Overweights to diversified financials, household & personal products and underweights to utilities, food beverage & tobacco and capital goods hurt relative returns.

Over the last three quarters of the year ended December 31, 2003, the Fund underperformed the Index as the portion of the Fund managed by Philadelphia International Advisors benefited as international equity markets staged a powerful fourth quarter rally as investors reacted positively to strong corporate earnings gains. This portion of the portfolio also benefited from a relatively low exposure to Asian markets, high exposure in Germany, and very strong security selection in the utility, retailing, and producer manufacturing industries. However, less successful selection in communication stocks and in U.K. and Japanese equities negated somewhat the impact of the positive decisions. The strong rally since March in high beta, low quality, stocks was frustrating as the portfolio of higher quality (as measured by return on equity, better fixed-charge coverage, or low debt) value stocks did not join the leaders until the fourth quarter.

The other portion of the Fund, managed by JP Morgan Fleming over the last three quarters of the year, marginally underperformed the rising market. The majority of this underperformance can be attributed to the positions of this portion of the Fund within Japan. As investors in the region became more confident of economic recovery, extreme moves occurred in the share prices of stocks considered low quality. This was particularly true of the cyclical stocks, especially within the financial and industrials. Regional stock selection was positive in Europe, Latin America and Canada. From a sector perspective, this portion of the Fund out-performed in industrials, materials and energy, with negative contributions from the consumer discretionary and technology sectors.

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

For the year ended December 31, 2003, the Structured Portfolio Service experienced a total return, net of expenses, of 12.84% for the Conservative Portfolio, 20.10% for the Moderate Portfolio, and 27.51% for the Aggressive Portfolio. A recorded message providing current values for Units in each portfolio in the Structured Portfolio Service is available at (800) 826-8905. The Structured Portfolio Service may, from time to time, report the performance of each of the portfolios in terms of total return. This reported performance will be determined based on historical results and will not be intended to indicate future performance.

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

ITEM 8.    Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that the Collective Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that material information relating to the Collective Trust would be made known to them, particularly during the period in which this annual report on Form 10-K was being prepared. There was no change in the Collective Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

State Street, as trustee, has primary responsibility for investment management with respect to each of the Investment Options. As part of its responsibility, it appoints the officers of the Collective Trust, who have responsibility for administering all the Investment Options. The following is a biographical summary of the experience of each of the officers of the Collective Trust:

James S. Phalen.    Mr. Phalen, age 53, is the President and Chief Executive Officer of the Collective Trust, an Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet LLC, an affiliate of State Street. From June 1989 to August 1992, Mr. Phalen served as the President of Boston Financial Data Services, a subsidiary of State Street.

Beth M. Halberstadt.    Ms. Halberstadt, age 38, is the Vice President and Chief Financial Officer of the Collective Trust and a Vice President of State Street and program director of the ABA Members Retirement Program. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

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

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street, the trustee of the Collective Trust.

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is State Street. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of State Street has responsibility for the functions with respect to audit matters relating to the Collective Trust. For purposes of complying with the audit committee requirements of the Act, the board of directors of State Street has assigned to its Examining and Audit Committee responsibility for overseeing the accounting and financial reporting processes and audits of the financial statements of the Collective Trust (the “Examining and Audit Committee”).

State Street’s board has determined that three members of the Examining and Audit Committee, David P. Gruber, Charles R. LaMantia and Ronald L. Skates, are “audit committee financial experts” as defined under applicable United States federal securities laws. State Street has adopted a Code of Ethics for Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other financial officers, including all of the officers of the Collective Trust. A copy of the Code of Ethics is available at www.statestreet.com. The Collective Trust will provide a free copy of the Code of Ethics upon written request to State Street Bank and Trust Company, ABRA Program Services, Batterymarch Park III, Quincy, Massachusetts 02169, or, effective June 1, 2004, State Street Bank and Trust Company, ABRA Program Services, One Heritage Drive, North Quincy, Massachusetts 02171. The Collective Trust intends to post on the web site, www.statestreet.com, any amendment to, or waivers from, the Code of Ethics applicable to the officers referred to above.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.

State Street, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds. Neither State Street nor any officer of the Collective Trust beneficially owns any securities of the Collective Trust.

ITEM 13.     Certain Relationships and Related Transactions.

See “Business—The Program” and “—Deductions and Fees” for information regarding certain relationships and transactions.

ITEM 14.     Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal accountant for the Collective Trust, for the audit of the Collective Trust’s annual financial statements and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $221,300 and $191,000 for the fiscal years ended December 31, 2003 and 2002, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “-Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

The Examining and Audit Committee has established pre-approval policies and procedures applicable to all services provided by PwC, pursuant to which the Examining and Audit Committee will annually review for pre-approval each particular service expected to be provided by the outside auditor of the annual financial statements of the Collective Trust. Such services may include audit services (including consultation to support such audits), audit-related services (items reasonably related to the performance of the audit or review of the financial statements), tax services (tax compliance, tax planning, tax advice), and other services (services permissible under the auditor independence rules of the Securities and Exchange Commission). In connection with its pre-approval process the Examining and Audit Committee will be provided with sufficient detailed information so that it can make well-reasoned assessments of the impact of the services on the independence of PwC.

Any proposed service that was not known or expected at the time of the annual pre-approval process, but which would exceed pre-approved cost levels or budgeted amounts, would also require pre-approval by the Examining and Audit Committee. Substantive changes in terms, conditions, and fees resulting from changes in the scope, structure, or other items regarding pre-approved services would be subject to pre-approval if necessary.

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

ITEM 15(b).    Reports on Form 8-K:

None.

ITEM15(c).    Exhibits:

Exhibit No.	Description of Document
3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.5	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Balanced Fund included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.7	American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Small-Cap Equity Fund included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Structured Portfolio Service, included in Exhibits No. 3.1 through 3.13 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement dated July 31, 1995 by and between State Street Bank and Trust Company and Sanford Bernstein & Co. Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.17	Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc. included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia Investment Advisors included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and J.P.Morgan Fleming Asset Management included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and J.P.Morgan Fleming Asset Management included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney.

31.1*	Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/STATE STREET COLLECTIVE TRUST

By:	/S/ JAMES S. PHALEN
Name: James S. Phalen Title: President and Chief Executive Officer Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature	Title

/S/ JAMES S. PHALEN James S. Phalen	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/S/ BETH M. HALBERSTADT Beth M. Halberstadt	Vice President and Chief Financial Officer of the American Bar Association Members/State Street Collective Trust (Principal Financial Officer)

/S/ SUSAN C. DANIELS Susan C. Daniels	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

* Tenley E. Albright, M.D.	Director of State Street Bank and Trust Company

* Kennett F. Burnes	Director of State Street Bank and Trust Company

Truman S. Casner	Director of State Street Bank and Trust Company

* Nader F. Darehshori	Director of State Street Bank and Trust Company

* Arthur L. Goldstein	Director of State Street Bank and Trust Company

* David P. Gruber	Director of State Street Bank and Trust Company

* Linda A. Hill	Director of State Street Bank and Trust Company

* Charles R. LaMantia	Director of State Street Bank and Trust Company

Signature	Title

* Ronald E. Logue	Director of State Street Bank and Trust Company

* Alfred Poe	Director of State Street Bank and Trust Company

* Richard P. Sergel	Director of State Street Bank and Trust Company

* Ronald L. Skates	Director of State Street Bank and Trust Company

* David A Spina	Director of State Street Bank and Trust Company

* Gregory L. Summe	Director of State Street Bank and Trust Company

* Diana Chapman Walsh	Director of State Street Bank and Trust Company

* Robert E. Weissman	Director of State Street Bank and Trust Company

*By:	/S/ JOHN R. TOWERS
Name: John R. Towers Attorney-In-Fact

*By:	/S/ EDWARD J. RESCH
Name: Edward J. Resch Attorney-In-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Auditor

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the "Trust") at December 31, 2003, and the results of each of their operations, the changes in each of their net assets and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and the financial highlights (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2003 by correspondence with the custodian and brokers, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 18, 2004

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS

Investments, at value (cost $432,108,683)	$491,773,080
Cash	560
Receivable for investments sold	5,709,061
Dividends and interest receivable	1,371,667
Tax reclaim receivable	3,392

Total assets	498,857,760

LIABILITIES

Payable for investments purchased	38,302,336
Payable for fund shares redeemed	2,284,593
Investment advisory fee payable	185,934
State Street Bank and Trust Company—program fee payable	110,342
Trustee, management and administration fees payable	30,536
American Bar Retirement Association—program fee payable	17,268
Other accruals	65,773

Total liabilities	40,996,782

Net assets (equivalent to $71.97 per unit based on 6,362,019 units outstanding)	$457,860,978

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends (net of foreign tax expense of $ 16,794)	$3,264,710
Interest	6,891,191

Total investment income	10,155,901

Expenses
Investment advisory fee	935,600
State Street Bank and Trust Company—program fee	1,273,999
Trustee, management and administration fees	339,675
American Bar Retirement Association—program fee	189,019
Reports to unitholders	101,092
Legal and audit fees	124,421
Registration fees	7,776
Other fees	25,922

Total expenses	2,997,504

Net investment income	7,158,397

Net Realized and Unrealized Gain (Loss) on Investments
Net realized (loss)	(5,826,252)
Change in net unrealized appreciation	89,032,545

Net realized and unrealized gain on investments	83,206,293

Net increase in net assets resulting from operations	$90,364,690

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,

	2002	2003
From operations
Net investment income	$9,554,655	$7,158,397
Net realized loss on investments	(2,887,078)	(5,826,252)
Net change in unrealized appreciation on investments	(62,177,064)	89,032,545

Net increase (decrease) in net assets resulting from operations	(55,509,487)	90,364,690

From unitholder transactions
Proceeds from units issued	18,011,725	30,548,019
Cost of units redeemed	(51,324,639)	(32,385,913)

Net decrease in net assets resulting from unitholder transactions	(33,312,914)	(1,837,894)

Net increase (decrease) in net assets	(88,822,401)	88,526,796

Net Assets
Beginning of year	458,156,583	369,334,182

End of year	$369,334,182	$457,860,978

Number of units
Outstanding—beginning of year	6,995,400	6,408,195
Sold	291,076	470,272
Redeemed	(878,281)	(516,448)

Outstanding—end of year	6,408,195	6,362,019

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$1.82	$2.22	$2.07	$1.86	$1.60
Net expenses*†	(.34)	(.37)	(.44)	(.45)	(.47)

Net investment income	1.48	1.85	1.63	1.41	1.13
Net realized and unrealized gain (loss) on investments	6.54	1.20	(.40)	(9.27)	13.21

Net increase (decrease) in unit value	8.02	3.05	1.23	(7.86)	14.34
Net asset value at beginning of period	53.19	61.21	64.26	65.49	57.63

Net asset value at end of period	$61.21	$64.26	$65.49	$57.63	$71.97

Ratio of net expenses to average net assets	.60%	.59%	.68%	.74%	.74%
Ratio of net investment income to average net assets	2.57%	2.94%	2.52%	2.33%	1.77%
Portfolio turnover	229%	207%	232%	221%	122%
Total return	15.08%	4.98%	1.91%	(12.00)%	24.88%
Net assets at end of period (in thousands)	$460,328	$456,393	$458,157	$369,334	$457,861

*	Calculations prepared using the monthly average number of units outstanding during the period

†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

MORTGAGE SECURITIES—14.6%
	Principal Amount	Value
GNMA I—0.5%
GNMA 9.00% 12/15/2017	$147,089	$166,381
GNMA 9.50% 9/15/2017	81,079	90,749
GNMA 9.50% 12/15/2017	134,414	150,297
GNMA 9.50% 12/15/2017	124,464	139,171
GNMA 9.50% 12/15/2021	82,612	92,449
GNMA 10.00% 3/15/2018	30,252	33,930
GNMA 10.00% 5/15/2019	411,957	474,339
GNMA 10.00% 6/15/2019	4,136	4,642
GNMA 10.00% 10/15/2019	1,857	2,084
GNMA 10.00% 12/15/2020	215,063	241,006
GNMA 10.00% 10/15/2021	16,952	19,018
GNMA 10.00% 7/15/2022	190,301	213,228
GNMA 10.00% 7/15/2022	110,296	123,681
GNMA 10.00% 2/15/2025	119,546	133,985
GNMA 10.50% 9/15/2015	11,326	12,757
GNMA 10.50% 9/15/2017	51,686	58,338
GNMA 10.50% 12/15/2017	49,483	55,818
GNMA 10.50% 5/15/2019	502	568
GNMA 10.50% 3/15/2020	1,661	1,879
GNMA 10.50% 8/15/2020	28,606	32,359
GNMA 11.00% 12/15/2009	196	218
GNMA 11.00% 7/15/2010	4,559	5,109
GNMA 11.00% 8/15/2010	3,970	4,449
GNMA 11.00% 9/15/2015	4,691	5,316
GNMA 11.00% 8/15/2017	181,657	206,329
GNMA 11.00% 9/15/2017	44,907	50,765
GNMA 11.00% 2/15/2025	50,057	56,715

TOTAL GNMA I (Cost $2,268,449)		2,375,580

GNMA II—0.3%
GNMA 4.38% 5/20/2025 (A)	114,790	117,161
GNMA 4.38% 5/20/2025 (A)	34,108	34,938
GNMA 4.63% 10/20/2025(A)	67,084	68,927
GNMA 4.63% 12/20/2027 (A)	22,229	22,845
GNMA 4.38% 3/20/2025 (A)	133,932	135,845
GNMA 4.38% 2/20/2025 (A)	68,223	69,196
GNMA 4.38% 4/20/2025 (A)	19,996	20,409
GNMA 4.38% 4/20/2025 (A)	90,602	92,472
GNMA 4.38% 5/20/2025 (A)	24,874	25,387
GNMA 4.75% 9/20/2027 (A)	53,864	54,895
GNMA 4.75% 7/20/2025 (A)	85,042	86,921
GNMA 5.63% 10/20/2027 (A)	89,581	92,067
GNMA 5.75% 7/20/2025 (A)	275,202	281,065
GNMA 6.63% 11/20/2027 (A)	94,735	97,362

TOTAL GNMA II (Cost $1,190,471)		1,199,490

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
FNMA—11.7%
FNMA 7.00% 5/1/2024	$3,498	$3,717
FNMA 7.00% 10/1/2026	2,777	2,947
FNMA 7.00% 1/1/2030	1,328	1,407
FNMA 7.00% 8/1/2030	37,152	39,337
FNMA 7.00% 5/1/2031	7,228	7,653
FNMA 7.00% 11/1/2031	496,143	525,317
FNMA 7.00% 11/1/2031	51,741	54,784
FNMA 7.00% 4/1/2032	102,275	108,300
FNMA 7.00% 5/1/2032	5,106,150	5,406,405
FNMA 7.00% 6/1/2032	26,278	27,826
FNMA 7.00% 6/1/2032	671,367	710,913
FNMA 7.50% 9/1/2029	45,922	49,088
FNMA 7.50% 3/1/2030	120,171	128,421
FNMA 7.50% 5/1/2030	6,580	7,032
FNMA 7.50% 9/1/2030	78,124	83,488
FNMA 7.50% 1/1/2031	174,563	186,547
FNMA 7.50% 2/1/2031	33,748	36,065
FNMA 7.50% 4/1/2031	112,469	120,183
FNMA 7.50% 5/1/2031	262,580	280,607
FNMA 7.50% 6/1/2031	59,064	63,119
FNMA 7.50% 6/1/2031	265,562	283,776
FNMA 7.50% 7/1/2031	7,784	8,319
FNMA 7.50% 7/1/2031	3,420	3,657
FNMA 7.50% 8/1/2031	14,710	15,719
FNMA 7.50% 8/1/2031	145,090	155,041
FNMA 7.50% 11/1/2031	533,859	570,511
FNMA 7.50% 2/1/2032	286,638	306,318
FNMA 7.50% 8/1/2032	353,857	378,127
FNMA 8.00% 5/1/2029	66,818	72,316
FNMA 8.00% 9/1/2029	17,899	19,372
FNMA 8.00% 11/1/2029	46,831	50,685
FNMA 8.00% 11/1/2029	42,330	45,813
FNMA 8.00% 12/1/2029	48,390	52,373
FNMA 8.00% 12/1/2029	52,025	56,306
FNMA 8.00% 2/1/2030	23,019	24,887
FNMA 8.00% 2/1/2030	13,085	14,162
FNMA 8.00% 2/1/2030	106,404	115,160
FNMA 8.00% 3/1/2030	16,662	18,014
FNMA 8.00% 3/1/2030	30,830	33,333
FNMA 8.00% 4/1/2030	141,650	153,147
FNMA 8.00% 4/1/2030	5,449	5,891
FNMA 8.00% 4/1/2030	5,717	6,181

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
FNMA (Continued)
FNMA 8.00% 5/1/2030	$13,753	$14,869
FNMA 8.00% 6/1/2030	31,003	33,519
FNMA 8.00% 6/1/2030	96,335	104,154
FNMA 8.00% 8/1/2030	34,494	37,294
FNMA 8.00% 8/1/2030	24,667	26,669
FNMA 8.00% 8/1/2030	42,904	46,435
FNMA 8.00% 9/1/2030	122,270	132,193
FNMA 8.00% 10/1/2030	882,775	954,423
FNMA 8.00% 10/1/2030	149,665	161,812
FNMA 8.00% 10/1/2030	46,899	50,705
FNMA 8.00% 1/1/2031	118,760	128,206
FNMA 8.00% 2/1/2031	124,455	134,354
FNMA 8.00% 2/1/2031	2,568	2,777
FNMA 8.00% 4/1/2031	43,406	47,104
FNMA 8.00% 4/1/2031	335,666	362,366
FNMA 8.00% 6/1/2031	31,266	33,804
FNMA 8.00% 8/1/2031	571,132	617,487
FNMA 8.00% 8/1/2031	29,324	31,656
FNMA 8.00% 9/1/2031	157,442	170,221
FNMA 8.00% 9/1/2031	38,141	41,175
FNMA 8.00% 10/1/2031	717,152	774,195
FNMA 8.00% 10/1/2031	261,905	282,738
FNMA 8.00% 10/1/2031	38,299	41,346
FNMA 8.00% 11/1/2031	262,699	284,020
FNMA 8.00% 3/1/2032	26,518	28,627
FNMA 8.00% 4/1/2032	269,302	291,463
FNMA 8.50% 9/25/2020	22,467	24,810
FNMA 8.50% 4/1/2030	1,252,492	1,353,420
FNMA 8.50% 7/1/2030	1,716,830	1,869,216
FNMA 8.50% 7/1/2030	157,434	169,988
FNMA 8.50% 7/1/2030	76,506	82,607
FNMA 8.50% 7/1/2030	40,695	43,941
FNMA 8.50% 8/1/2030	30,266	32,679
FNMA 8.50% 8/1/2030	19,873	21,457
FNMA 8.50% 8/1/2030	1,752	1,892
FNMA 8.50% 9/1/2030	19,083	20,605
FNMA 8.50% 9/1/2030	143,060	154,468
FNMA 8.50% 10/1/2030	1,144,033	1,236,222
FNMA 8.50% 11/1/2030	235,617	254,603
FNMA 8.50% 12/1/2030	31,932	34,478
FNMA 8.50% 1/1/2031	108,109	116,730
FNMA 8.50% 1/1/2031	4,936	5,330

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
FNMA (Continued)
FNMA 9.50% 4/1/2030	$494,270	$553,189
FNMA 10.00% 5/1/2022	21,478	23,933
FNMA 10.00% 5/1/2022	163,335	182,405
FNMA 10.00% 11/1/2024	192,612	215,100
FNMA 10.50% 10/1/2018	66,245	74,412
FNMA 11.00% 9/1/2019	109,172	123,007
FNMA 11.50% 11/1/2019	21,404	24,245
FNMA TBA 5.50% 12/1/2019	3,500,000	3,625,783
FNMA TBA 5.50% 12/1/2034	3,500,000	3,544,842
FNMA TBA 6.50% 12/1/2034	23,300,000	24,363,062
FNMA TBA 7.00% 12/1/2034	350,000	370,563

TOTAL FNMA (cost $52,951,852)		53,588,863

FHLMC —2.1%
FHLMC 5.13% 11/7/2013	1,430,000	1,424,476
FHLMC 6.50% 10/1/2032	3,176,498	3,327,425
FHLMC 7.50% 7/1/2021	9,537	10,248
FHLMC 7.50% 10/1/2029	11,245	12,080
FHLMC 7.50% 1/1/2031	207,707	223,128
FHLMC 7.50% 5/1/2031	301,745	324,037
FHLMC 7.50% 7/1/2031	286,382	307,546
FHLMC 7.50% 10/1/2031	308,662	331,473
FHLMC 7.50% 11/1/2031	226,066	242,772
FHLMC 7.50% 4/1/2032	209,323	224,786
FHLMC 7.50% 4/1/2032	671,308	720,899
FHLMC 7.50% 6/1/2032	51,151	54,929
FHLMC 7.50% 8/1/2032	142,821	153,371
FHLMC 7.50% 9/1/2032	713,117	765,796
FHLMC 8.00% 11/1/2029	14,050	15,166
FHLMC 8.00% 8/1/2030	18,207	19,638
FHLMC 8.00% 12/1/2030	94,097	101,493
FHLMC 8.00% 12/1/2030	7,803	8,417
FHLMC 8.00% 3/1/2031	329,888	355,674
FHLMC 8.00% 5/1/2031	161,718	174,359
FHLMC 8.00% 6/1/2031	119,386	128,770
FHLMC 8.00% 6/1/2031	170,753	184,175
FHLMC 8.00% 7/1/2031	63,070	67,999
FHLMC 8.50% 3/1/2030	59,214	63,864
FHLMC 8.50% 8/1/2030	42,270	45,590
FHLMC 8.50% 10/1/2030	115,900	125,003
FHLMC 9.50% 4/15/2020	23,323	23,345
FHLMC 10.00% 9/1/2017	58,875	64,813
FHLMC 10.00% 5/15/2020	36,688	36,741

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
FHLMC (Continued)
FHLMC 10.00% 6/15/2020	$27,648	$27,688
FHLMC 10.00% 11/1/2020	37,036	41,164
FHLMC 10.50% 4/1/2016	30,995	34,642
FHLMC 10.50% 12/1/2020	31,683	35,457
FHLMC 10.50% 2/1/2021	15,726	17,340
FHLMC 11.00% 9/1/2020	15,608	17,604

TOTAL FHLMC (cost $9,558,115)		9,711,908

ASSET BACKED SECURITIES—1.9%

Automobile ABS—0.7%
Daimler Chrysler Auto Trust 2.90% 12/6/2004	8,780	8,782
Ford Credit Auto Owner Trust 1.62% 8/15/2005	514,232	515,013
Harley Davidson Motorcycle Trust 1.56% 5/15/2007	437,964	438,614
Harley Davidson Motorcycle Trust 1.91% 4/15/2007	297,667	298,500
Honda Auto Receivables Owner 1.46% 9/19/2005	787,276	787,991
Nissan Auto Receivables Owner Trust 4.80% 2/15/2007	525,000	536,445
Whole Auto Loan Trust 1.88% 6/15/2005	465,302	466,277

		3,051,622

Credit Card ABS—0.5%
Chase Credit Card Master Trust 5.50% 11/17/2008	870,000	934,751
Citibank Credit Card Issuance Trust 7.45% 9/17/2007	525,000	567,760
MBNA Master Credit Card Trust 7.35% 7/16/2007	855,000	909,528

		2,412,039

Real Estate—0.2%
World Financial Properties 6.91% 9/1/2013	988,033	1,092,522

CONSUMER, CYCLICAL—0.3%

Airlines—0.3%
America West Airlines Incorporated 7.10% 4/2/2021	675,727	716,376
Continental Airlines Inc. 6.55% 2/2/2019	195,291	193,012
Southwest Airlines Company 5.50% 11/1/2006	190,000	202,519

		1,111,907

Retail—0.0%
CVS Corporation 6.20% 1/10/2004***	69,738	72,711

		1,184,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
FINANCIAL—0.1%

Diversified Financial Services—0.1%
Prudential Holdings LLC 8.70% 12/18/2023***	$485,000	$598,558

INDUSTRIAL—0.1%

Aerospace/Defense—0.1%
Systems 2001 AT LLC 6.66% 9/15/2013	414,419	458,016

TOTAL ASSET-BACKED SECURITIES (cost $8,319,044)		8,797,375

GOVERNMENT AND AGENCIES—3.2%

GOVERNMENT—3.2%

Sovereign—3.2%
Mexico Government International Bond 8.30% 8/15/2031	250,000	281,875
United Mexican Sts Mtn 8.00% 9/24/2022	465,000	508,710
United States Treasury Bond 6.13% 8/15/2029	4,425,000	5,014,423
United States Treasury Bond 8.13% 8/15/2019	550,000	742,929
United States Treasury Bond 8.13% 8/15/2021	2,200,000	3,000,336
United States Treasury Notes 3.88% 2/15/2013	5,300,000	5,188,202

TOTAL GOVERNMENT AND AGENCIES (cost $14,471,770)		14,736,475

CORPORATE BONDS—6.7%

BASIC MATERIALS—0.3%

Chemicals—0.0%
ICI Wilmington Incorporated 4.38% 12/1/2008	105,000	104,605

Forest Products & Paper—0.2%
International Paper Company 4.25% 1/15/2009	155,000	155,635
Meadwestvaco Corporation 6.85% 4/1/2012	180,000	197,996
Sappi Papier Hldg Ag 6.75% 6/15/2012***	105,000	114,780
Weyerhaeuser Company 6.75% 3/15/2012	300,000	327,282

		795,693

Mining—0.1%
BHP Billiton Finance Usa Limited 4.80% 4/15/2013	145,000	145,369
Inco Limited 7.20% 9/15/2032	120,000	131,178
Inco Limited 7.75% 5/15/2012	200,000	233,312

		509,859

		1,410,157

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
COMMUNICATIONS—0.7%

Media—0.3%
Clear Channel Communications 7.65% 9/15/2010	$175,000	$204,845
Comcast Cable Communications 6.75% 1/30/2011	75,000	83,470
Comcast Corporation 6.50% 1/15/2015	220,000	238,704
News America Holdings Incorporated 7.75% 2/1/2024	170,000	199,296
News America Holdings Incorporated 8.88% 4/26/2023	150,000	192,293
TCI Communications Incorporated 7.88% 2/15/2026	255,000	298,136
Time Warner Incorporated 6.63% 5/15/2029	90,000	92,491
Time Warner Incorporated 7.70% 5/1/2032	125,000	145,888

		1,455,123

Telecommunication—0.4%
AT&T Corporation 8.00% 5/15/2004***	205,000	239,555
AT&T Wireless Services Inc. 8.75% 3/1/2031	195,000	240,597
Deutsche Telekom International Finance BV 8.25% 6/15/2030	230,000	293,809
GTE Corporation 6.94% 4/15/2028	600,000	629,521
Telecom Italia Cap 4.00% 11/15/2008***	155,000	155,981

		1,559,463

		3,014,586

CONSUMER, CYCLICAL—1.0%

Airlines—0.1%
Continental Airlines Inc. 6.65% 3/15/2019	381,409	372,634

Auto Manufacturers—0.4%
Daimler Chrysler NA Holding Corp 6.40% 5/15/2006	265,000	283,923
Daimler Chrysler NA Holding Corporation 7.30% 1/15/2012	305,000	339,601
Ford Motor Company 6.63% 10/1/2028	1,065,000	979,671

		1,603,195

Home Builders—0.1%
Centex Corporation 7.88% 2/1/2011	140,000	164,607
Hutchison Whampoa International 6.50% 2/13/2013***	145,000	151,018
Pulte Homes Incorporated 6.38% 5/15/2033	100,000	97,340

		412,965

Lodging—0.1%
Hyatt Equities LLC 6.88% 6/15/2007***	235,000	252,460
Marriott International Incorporated 7.00% 1/15/2008***	80,000	89,128
Marriott International Incorporated 8.13% 4/1/2005	265,000	284,181

		625,769

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
CONSUMER, CYCLICAL (Continued)

Retail—0.3%
CVS Corporation 5.63% 3/15/2006	$755,000	$807,402
Federated Department Stores Inc. 7.00% 2/15/2028	200,000	218,539
Lowe’s Companies 6.88% 2/15/2028	135,000	152,183
May Department Stores Company 6.70% 9/15/2028	335,000	346,200
May Department Stores Company 7.88% 3/1/2030	100,000	119,587

		1,643,911

Textile—0.0%
Mohawk Industries Incorporated 7.20% 4/15/2012	125,000	141,985

		4,800,459

CONSUMER, NON-CYCLICAL—0.4%

Agriculture—0.1%
Altria Group Incorporated 7.00% 11/4/2013	95,000	101,346
Philip Morris Companies Inc. 7.75% 1/15/2027	180,000	194,214

		295,560

Beverages—0.0%
Miller Brewing Company 4.25% 8/15/2008***	180,000	182,400

Commercial Services—0.0%
Cendant Corporation 7.38% 1/15/2013	175,000	200,602

Food—0.1%
Albertson’s Incorporated 7.50% 2/15/2011	135,000	154,758
Kraft Foods Incorporated 5.63% 11/1/2011	45,000	47,414
Kraft Foods Incorporated 6.25% 6/1/2012	130,000	141,682
Kroger Company 6.80% 4/1/2011	85,000	95,130

		438,984

Healthcare-Services—0.2%
AETNA INC. 7.88% 3/1/2011	375,000	443,319
Wellpoint Health Networks Incorporated 6.38% 6/15/2006	265,000	288,935

		732,254

Pharmaceuticals—0.0%
Schering Plough Corporation 5.30% 12/1/2013	100,000	101,745

		1,951,545

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
ENERGY—0.5%

Oil & Gas—0.5%
Amerada Hess Corporation 7.88% 10/1/2029	$300,000	$329,154
Conoco Incorporated 6.95% 4/15/2029	360,000	408,254
Consolidated Natural Gas Company 6.25% 11/1/2011	205,000	226,452
Kerr-McGee Corp. 5.88% 9/15/2006	55,000	59,021
Kerr-McGee Corp. 6.88% 9/15/2011	70,000	77,877
Kerr-McGee Corp. 7.88% 9/15/2031	155,000	176,059
Marathon Oil Corporation 6.80% 3/15/2032	155,000	165,999
Nexen Incorporated 5.05% 11/20/2013	165,000	162,685
Pemex Project Funding Master Trust 8.00% 11/15/2011	230,000	257,025
Pemex Project Funding Master Trust 8.63% 2/1/2022	220,000	243,650
Petro Canada 5.35% 7/15/2033	140,000	125,144
Texas Eastern Transmission Corporation 7.00% 7/15/2032	95,000	105,108

		2,336,428

FINANCIAL—2.9%

Banks—0.3%
Bank New York Incorporated 5.20% 7/1/2007	80,000	85,704
Bank One Corporation 6.00% 2/17/2009	135,000	147,887
Chase Manhattan Corp. 6.00% 2/15/2009	345,000	377,679
Citicorp 6.38% 11/15/2008	430,000	475,608
Citicorp 6.75% 8/15/2005	175,000	188,771
FleetBoston Financial Corporation 7.25% 9/15/2005	315,000	342,534

		1,618,183

Diversified Financial Services—1.7%
AIG SunAmerica Global Financing VI 6.30% 5/10/2011***	760,000	841,023
American General Finance Corporation 5.88% 7/14/2006	360,000	388,486
Boeing Capital Corporation 6.10% 3/1/2011	105,000	113,329
CitiGroup Incorporated New 2.88% 9/29/2006	160,000	160,425
Citigroup Incorporated 5.63% 8/27/2012	240,000	253,354
Countrywide Funding Corporation Medium Term Note 3.25% 5/21/2008	310,000	304,896
Ford Motor Credit Company 7.25% 10/25/2011	100,000	108,456
General Electric Capital Corporation Medium Term Note 4.25% 12/1/2010	130,000	129,357
General Electric Capital Corporation Medium Term Note 6.75% 3/15/2032	425,000	470,526
General Motors Acceptance Corporation 4.50% 7/15/2006	110,000	113,164
General Motors Acceptance Corporation 6.88% 9/15/2011	415,000	447,008
General Motors Acceptance Corporation 8.00% 11/1/2031	385,000	432,342
Goldman Sachs Group Incorporated 5.25% 10/15/2013	135,000	136,297
Goldman Sachs Group Incorporated 6.88% 1/15/2011	420,000	476,955
Household Finance Corporation 5.88% 2/1/2009	155,000	168,324
Household Finance Corporation 6.38% 10/15/2011	80,000	88,095
Household Finance Corporation 6.40% 6/17/2008	185,000	205,112
Household Finance Corporation 6.75% 5/15/2011	100,000	112,574

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Household Finance Corporation 8.00% 7/15/2010	$105,000	$125,746
International Lease Finance Corporation 3.75% 8/1/2007	150,000	152,978
Mantis Reef Limited 4.69% 11/14/2008***	320,000	321,596
MBNA Corporation Senior Medium Term Note 6.13% 3/1/2013	395,000	424,138
Prime Property Funding II 7.00% 8/15/2004***	395,000	407,375
Prudential Holdings Llc 7.25% 12/18/2023***	930,000	1,047,338
SLM Corporation 5.00% 10/1/2013	230,000	228,535

		7,657,429

Insurance—0.7%
AXA Financial Incorporated 6.50% 4/1/2008	240,000	266,501
Cigna Corporation 7.00% 1/15/2011	180,000	201,295
Farmers Insurance Exch 8.63% 5/1/2024***	625,000	653,125
Hartford Financial Services Group Incorporated 2.38% 6/1/2006	45,000	44,775
Hartford Financial Services Group Incorporated 7.75% 6/15/2005	75,000	81,246
Hartford Life Inc. 7.65% 6/15/2027	350,000	418,160
John Hancock Global Funding II 7.90% 7/2/2010***	555,000	661,347
Nationwide Mutual Insurance Company 7.50% 2/15/2024***	580,000	595,616
Nationwide Mutual Insurance Company 8.25% 12/1/2031	100,000	120,172

		3,042,237

Real Estate—0.1%
EOP Operating LP 7.25% 6/15/2028	150,000	163,091
EOP Operating LP 7.50% 4/19/2029	230,000	257,403

		420,494

REITS—0.1%
Rouse Company 5.38% 11/26/2013	45,000	44,764
Simon Property Group LP 6.38% 11/15/2007	140,000	154,393
Vornado Reality Trust 5.63% 6/15/2007	185,000	197,514

		396,671

Savings & Loans—0.0%
Washington Mutual Bank Chatsworth 5.50% 1/15/2013	180,000	185,679

		13,320,693

INDUSTRIAL—0.3%

Aerospace/Defense—0.1%
Boeing Company 6.63% 2/15/2038	170,000	178,191
Goodrich Corporation 7.63% 12/15/2012	85,000	98,204
Lockheed Martin Corporation 7.75% 5/1/2026	130,000	156,190
Raytheon Company 8.30% 3/1/2010	140,000	167,987

		600,572

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
INDUSTRIAL (Continued)

Environmental Control—0.1%
Waste Management Incorporated Delaware 6.88% 5/15/2009	$155,000	$173,256

Miscellanous Manufacturing—0.1%
Cooper Industries Incorporated 5.25% 7/1/2007	270,000	288,677
Honeywell International Incorporated 6.13% 11/1/2011	240,000	263,906

		552,583

Packing & Containers—0.0%
Sealed Air Corporation New 5.63% 7/15/2013***	155,000	158,610

		1,485,021

TECHNOLOGY—0.1%

Computers—0.1%
Electronic Data Systems Corporation 7.13% 10/15/2009	90,000	96,075
Electronic Data Systems Corporation New 6.00% 8/1/2013	130,000	127,743

		223,818

UTILITIES—0.5%

Electric—0.4%
Appalachian Power Company 5.95% 5/15/2033	120,000	115,428
Carolina Power & Light Company 5.13% 9/15/2013	230,000	232,874
Cincinnati Gas & Electric Company 5.38% 6/15/2033	45,000	40,423
Cincinnati Gas & Electric Company 5.40% 6/15/2033	40,000	36,067
Cincinnati Gas & Electric Company 5.70% 9/15/2012	140,000	147,291
Columbus Southern Power Company 6.60% 3/1/2033	90,000	96,452
Constellation Energy Group Incorporated 7.60% 4/1/2032	130,000	152,151
Detroit Edison Company 6.13% 10/1/2010	95,000	104,221
Duke Energy Company 4.50% 4/1/2010	150,000	153,014
Entergy Gulf States Incorporated 3.60% 6/1/2008***	95,000	91,572
Exelon Corporation 6.75% 5/1/2011	160,000	178,706
Ohio Power Company 6.60% 2/15/2033	90,000	96,585
Public Service El & Gas 5.00% 1/1/2013	160,000	161,381
South Carolina Electric & Gas Company 5.30% 5/15/2033	75,000	69,359
TXU Energy Company Llc 7.00% 3/15/2013	115,000	127,190
Wisconsin Electric Power Company 5.63% 5/15/2033	45,000	43,700
Wisconsin Energy Corporation 6.20% 4/1/2033	60,000	59,736

		1,906,150

Gas—0.1%
Ras Laffan Liquefied Natural Gas 8.29% 3/15/2014***	255,000	298,350

		2,204,500

TOTAL CORPORATE BONDS (cost $28,848,298)		30,747,207

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK—64.5%

BASIC MATERIALS—1.5%

Chemicals—1.1%
Air Products & Chemicals Inc.	44,100	$2,329,803
Dow Chemical Company	16,682	693,471
Du Pont (E.I.) de Nemours & Co	39,300	1,803,477

		4,826,751

Forest Products & Paper—0.2%
Boise Cascade Corp.	6,200	203,732
International Paper Company	20,500	883,755

		1,087,487

Mining—0.2%
Newmont Mining Corporation	18,300	889,563

		6,803,801

COMMUNICATIONS—10.3%

Advertising—0.2%
Interpublic Group Cos. Inc. *	67,400	1,051,440

Internet—2.6%
Amazon.Com Inc. *	43,800	2,305,632
Checkfree Corporation *	56,700	1,567,755
eBay Inc. *	43,200	2,790,288
Interactive Corporation *	79,300	2,690,649
Monster Worldwide Incorporated *	44,500	977,220
Verisign Inc. *	78,900	1,286,070

		11,617,614

Media—2.9%
Cablevision Systems Corp. - NY Group *	94,805	2,217,489
Comcast Corporation New *	19,200	631,104
Cox Communications Inc. *	57,700	1,987,765
Entercom Communications Corp. *	4,600	243,616
Hughes Electronics Corporation *	63,964	1,058,602
News Corporation LTD ADR	7,154	216,414
Radio One Incorporated *	10,500	202,650
Thomson Corporation	21,300	772,125
Time Warner Incorporated New *	223,600	4,022,564
Viacom Inc. Class B	21,900	971,922
Walt Disney Co.	43,600	1,017,188

		13,341,439

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMUNICATIONS (Continued)

Telecommunication—4.6%
AT&T Corporation	73,540	$1,492,862
Cisco Systems Inc. *	200,600	4,872,574
JDS Uniphase Corporation *	210,000	766,500
Qualcomm Inc.	97,900	5,279,747
Sprint Corp-FON Group	323,300	5,308,586
Sprint Corp-PCS Group *	450,200	2,530,124
Verizon Communications	27,500	964,700

		21,215,093

		47,225,586

CONSUMER, CYCLICAL—3.4%

Auto Manufacturers—0.3%
Navistar International Corp. *	25,900	1,240,351

Leisure Time—0.6%
Carnival Corp	42,500	1,688,525
Sabre Holdings Corp.	45,400	980,186

		2,668,711

Lodging—0.1%
Starwood Hotels & Resorts Worldwide Inc.	16,700	600,699

Retail—2.4%
Autonation Inc *	72,200	1,326,314
Costco Wholesale Corporation *	66,300	2,465,034
Lowe’s Companies	91,200	5,051,568
McDonalds Corporation	12,600	312,858
Radioshack Corporation	27,800	852,904
Williams Sonoma Inc. *	28,300	983,991

		10,992,669

		15,502,430

CONSUMER, NON-CYCLICAL—15.6%

Agriculture—0.7%
Altria Group Incorporated	62,600	3,406,692

Beverages—1.0%
Anheuser-Busch Companies Inc.	44,600	2,349,528
PepsiCo Inc.	43,500	2,027,970

		4,377,498

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)

Biotechnology—1.0%
Amgen Inc. *	63,300	$3,911,940
Millennium Pharmaceuticals *	35,700	666,519

		4,578,459

Commercial Services—0.2%
Robert Half International Inc. *	34,800	812,232

Cosmeticcs/Personal Care—0.8%
Avon Products Incorporated	8,300	560,167
Estee Lauder Companies Inc.	31,900	1,252,394
Kimberly-Clark Corp.	16,000	945,440
Procter & Gamble Company	11,500	1,148,620

		3,906,621

Food—1.3%
Campbell Soup Company	72,000	1,929,600
H.J. Heinz Co.	21,300	775,959
Kraft Foods Incorporated	31,800	1,024,596
Unilever NV	33,400	2,167,660

		5,897,815

Healthcare-Products—0.7%
Becton Dickinson & Co.	26,100	1,073,754
Guidant Corp.	22,756	1,369,911
Medtronic Inc.	14,100	685,401

		3,129,066

Healthcare-Services—1.1%
Health Management Associates Inc.	22,800	547,200
Lincare Holdings Inc. *	91,500	2,747,745
Pacificare Health Systems *	9,500	642,200
Triad Hospitals Inc. *	26,900	894,963

		4,832,108

Pharmaceuticals—8.8%
Allergan Inc.	89,400	6,866,814
AstraZeneca PLC ADR	315,253	15,251,940
Eli Lilly & Co.	44,300	3,115,619
Forest Laboratories Inc. *	182,100	11,253,780
Pfizer Inc.	113,100	3,995,823

		40,483,976

		71,424,467

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value
ENERGY—6.2%

Oil & Gas—3.5%
BJ Services Co. *	35,800	$1,285,220
ChevronTexaco Corp.	9,600	829,344
Devon Energy Corporation	6,500	372,190
Exxon Mobil Corp.	121,066	4,963,706
Royal Dutch Petroleum Co.	66,900	3,504,891
Transocean Sedco Forex Inc. *	36,700	881,167
Unocal Corp.	116,600	4,294,378

		16,130,896

Oil & Gas Services—1.8%
Baker Hughes Incorporated	48,340	1,554,614
Schlumberger LTD	81,546	4,462,197
Weatherford International Ltd *	54,500	1,962,000

		7,978,811

Pipelines—0.9%
Equitable Resources Inc.	20,500	879,860
Kinder Morgan Inc.	44	2,601
Kinder Morgan Management LLC *	59,670	2,563,423
Williams Companies Incorporated	73,300	719,806

		4,165,690

		28,275,397

FINANCIAL—9.6%

Banks—1.8%
Bank One Corporation	127,300	5,803,607
Wells Fargo & Company	40,776	2,401,299

		8,204,906

Diversified Financial Services—3.2%
AmeriCredit Corp. *	38,400	611,712
Fannie Mae	43,800	3,287,628
Freddie Mac	32,700	1,907,064
Goldman Sachs Group Incorporated	6,200	612,126
JP Morgan Chase & Co.	42,900	1,575,717
SLM Corporation	181,880	6,853,239

		14,847,486

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value
FINANCIAL (Continued)

Insurance—2.9%
American International Group Inc.	13,300	$881,524
Berkshire Hathaway Inc. *	38	3,201,500
Chubb Corporation	19,300	1,314,330
Cigna Corporation	9,900	569,250
Cincinnati Financial Corporation	14,900	624,012
Hartford Financial Services Group Incorporated	17,700	1,044,831
PMI Group Inc.	53,600	1,995,528
XL Capital Limited	46,800	3,629,340

		13,260,315

Savings & Loans—1.7%
Golden West Financial Corp.	4,100	423,079
Washington Mutual Incorporated	187,636	7,527,956

		7,951,035

		44,263,742

INDUSTRIAL—6.8%

Aerospace/Defense—1.3%
Northrop Grumman Corporation	18,100	1,730,360
United Technologies Corporation	42,600	4,037,202

		5,767,562

Building Materials—0.7%
American Standard Companies *	33,400	3,363,380

Electronics—1.4%
Agilent Technologies Incorporated *	112,932	3,302,132
Applied Biosystems Group - Applera Corp.	151,100	3,129,281

		6,431,413

Engineering & Construction—1.2%
Emerson Electric Company	35,200	2,279,200
Fluor Corporation	85,800	3,401,112

		5,680,312

Miscellaneous Manufacturing—2.0%
General Electric Co.	149,900	4,643,902
Illinois Tool Works Incorporated	12,600	1,057,266
Ingersoll Rand Company Limited	23,600	1,601,968

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value
INDUSTRIAL (Continued)
Miscellanous Manufacturing (Continued)
Siemens AG ADR	13,000	$1,039,220
Tyco International LTD	32,100	850,650

		9,193,006

Transportation—0.2%
Union Pacific Corporation	9,500	660,060

		31,095,733

TECHNOLOGY—9.3%

Computers—1.6%
Affiliated Computer Services Inc. *	21,200	1,154,552
Apple Computer Inc. *	22,900	489,373
Cadence Design Systems Inc. *	58,100	1,044,638
Hewlett-Packard Co.	42,756	982,105
International Business Machines Corp	18,500	1,714,580
Seagate Technology *	30,900	584,010
Sun Microsystems Incorporated *	322,700	1,448,923

		7,418,181

Semiconductors—5.3%
Altera Corp. *	73,100	1,659,370
Applied Materials Inc. *	252,000	5,657,400
Applied Micro Circuits Corp. *	97,700	584,246
ASM Lithography Holdings NV *	75,000	1,503,750
Credence Systems Corp. *	23,000	302,680
Intel Corp.	58,800	1,893,360
KLA-Tencor Corp. *	74,000	4,341,580
Lam Research Corp. *	30,400	981,920
Linear Technology Corp.	19,400	816,158
Novellus Systems Inc. *	16,100	677,005
PMC - Sierra Inc. *	77,900	1,569,685
Teradyne Inc. *	94,800	2,412,660
Xilinx Inc. *	42,100	1,630,954

		24,030,768

Software—2.4%
Automatic Data Processing Inc.	78,700	3,117,307
Microsoft Corp.	132,500	3,649,050
PeopleSoft Inc. *	114,700	2,615,160
Sap Aktiengesellschaft ADR	39,600	1,645,776

		11,027,293

		42,476,242

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2003

	Shares	Value

UTILITIES—1.8%

Electric—1.8%
AES Corp. *	398,900	$3,765,616
American Electric Power Co. Inc.	25,000	762,750
Duke Energy Corp.	95,100	1,944,795
Nisource Incorporated	43,800	960,972
Pinnacle West Capital Corporation	21,400	856,428

		8,290,561

TOTAL COMMON STOCK (cost $238,613,481)		295,357,959

PREFERRED STOCK—0.1%

FINANCIAL—0.1%

Diversified Financial Services—0.1%
Home Ownership Funding Corp. (cost $1,254,307)***	1,250	625,327

TOTAL DEBT AND EQUITY INVESTMENT SECURITIES (cost $357,475,718)		417,140,184

	Units
SHORT TERM INVESTMENTS—16.4%

State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund**	74,632,896	74,632,896

TOTAL INVESTMENTS—107.4% (cost $432,108,683)		491,773,080
Liabilities in excess of other assets—(7.4)%		(33,912,102)

NET ASSETS—100.0%		$457,860,978

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
***	Security is exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at December 31, 2003 were $7,557,870 and $7,637,755, respectively.
(A)	Variable rate security. The rate shown reflects that currently in effect.
ADR An	American Depository Reciept (ADR) is a certificate issued by a U.S. Bank representing the right to receive securities of the foreign issuer described.
TBA All	or a portion of these securities have been purchased on a delayed delivery basis (See Note 2F).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $343,109,509 and units 36,912,097)	$321,873,485

Total assets	321,873,485

LIABILITIES
Payable for fund shares redeemed	2,849,911
State Street Bank and Trust Company—program fee payable	66,660
Trustee, management and administration fees payable	20,030
American Bar Retirement Association—program fee payable	11,365
Other accruals	45,882

Total liabilities	2,993,848

Net assets (equivalent to $27.11 per unit based on 11,764,241 units outstanding)	$318,879,637

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Securities lending income from underlying fund	$32,080

Expenses
State Street Bank and Trust Company—program fee	821,874
Trustee, management and administration fees	219,547
American Bar Retirement Association—program fee	122,218
Legal and audit fees	81,342
Reports to unitholders	66,091
Registration fees	5,084
Other fees	16,946

Total expenses	1,333,102

Net investment loss	(1,301,022)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(7,441,644)
Change in net unrealized appreciation on investments	80,494,653

Net realized and unrealized gain on investments	73,053,009

Net increase in net assets resulting from operations	$71,751,987

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment loss	$(1,186,490)	$(1,301,022)
Net realized loss on investments	(9,822,107)	(7,441,644)
Net change in unrealized appreciation (depreciation) on investments	(49,410,156)	80,494,653

Net increase (decrease) in net assets resulting from operations	(60,418,753)	71,751,987

From unitholder transactions
Proceeds from units sold	33,733,396	41,820,784
Cost of units redeemed	(16,869,818)	(14,315,183)

Net increase in net assets resulting from unitholder transactions	16,863,578	27,505,601

Net increase (decrease) in net assets	(43,555,175)	99,257,588

Net assets
Beginning of year	263,177,224	219,622,049

End of year	$219,622,049	$318,879,637

Number of units
Outstanding—beginning of year	9,881,870	10,551,355
Sold	1,426,171	1,835,249
Redeemed	(756,686)	(622,363)

Outstanding—end of year	10,551,355	11,764,241

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$.00 **	$.00 **	$.00 **	$.00 **	$.00 **
Net expenses*†	(.11)	(.12)	(.12)	(.12)	(.12)

Net investment income (loss)	(.11)	(.12)	(.12)	(.12)	(.12)
Net realized and unrealized gain (loss) on investments	6.16	(2.88)	(3.45)	(5.70)	6.42

Net increase (decrease) in unit value	6.05	(3.00)	(3.57)	(5.82)	6.30
Net asset value at beginning of period	27.15	33.20	30.20	26.63	20.81

Net asset value at end of period	$33.20	$30.20	$26.63	$20.81	$27.11

Ratio of net expenses to average net assets†	.37%	.37%	.45%	.51%	.51%

Ratio of net investment income (loss) to average net assets	(.37)%	(.37)%	(.44)%	(.50)%	(.50)%
Portfolio turnover***	112%	217%	7%	9%	7%
Total return	22.28%	(9.04)%	(11.82)%	(21.85)%	30.27%
Net assets at end of period (in thousands)	$293,069	$284,965	$263,177	$219,622	$318,880

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Amounts less than $.005 per unit are rounded to zero.
***	Reflects purchases and sales of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolios of such collective investments fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

December 31, 2003

ASSETS
Investment, at value (cost $232,771,159)	$235,034,318
Foreign currency, at value (cost $386,889)	396,956
Cash	10,791
Receivable for futures variation margin	90,689
Receivable for foreign currency sold	13,291,225
Receivable for open swap contracts	300,896
Receivable for fund shares sold	802,358
Interest receivable	996,814

Total assets	250,924,047

LIABILITIES
Payable for fund shares redeemed	752,449
Payable for foreign currency purchased	13,576,340
Payable for open swap contract	365,285
Options written, at value (premiums received $70,850)	50,122
Investment advisory fee payable	58,044
State Street Bank and Trust Company—program fee payable	52,844
Trustee, management and administration fees payable	15,988
American Bar Retirement Association—program fee payable	9,048
Other accruals	33,366

Total liabilities	14,913,486

Net assets (equivalent to $18.07 per unit based on 13,060,672 units outstanding)	$236,010,561

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Interest	$8,981,199

Total investment income	8,981,199

Expenses
State Street Bank and Trust Company—program fee	754,614
Investment advisory fee	689,054
Trustee, management and administration fees	200,822
American Bar Retirement Association—program fee	111,672
Reports to unitholders	58,642
Legal and audit fees	72,175
Registration fees	4,511
Other fees	15,036

Total expenses	1,906,526

Net investment income	7,074,673

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Investments	4,801,790
Foreign currency transactions and forward currency exchange contracts	(822,782)
Written options	265,722
Futures	(341,472)

3,903,258

Change in net unrealized appreciation (depreciation) on:
Investments	(2,218,313)
Foreign currency transactions and forward currency exchange contracts	310,505
Written options	77,463
Futures	803,445
Swaps	(64,389)

(1,091,289)

Net realized and unrealized gain on investments	2,811,969

Net increase in net assets resulting from operations	$9,886,642

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment income	$6,735,304	$7,074,673
Net realized gain on investments	14,290,607	3,903,258
Net change in unrealized depreciation on investments	(214,248)	(1,091,289)

Net increase in net assets resulting from operations	20,811,663	9,886,642

From unitholder transactions
Proceeds from units issued	42,528,059	54,114,365
Cost of units redeemed	(23,836,793)	(43,918,629)

Net increase in net assets resulting from unitholder transactions	18,691,266	10,195,736

Net increase in net assets	39,502,929	20,082,378
Net Assets
Beginning of year	176,425,254	215,928,183

End of year	$215,928,183	$236,010,561

Number of units
Outstanding—beginning of year	11,324,956	12,473,074
Sold	2,598,839	3,068,701
Redeemed	(1,450,721)	(2,481,103)

Outstanding—end of year	12,473,074	13,060,672

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$.78	$.86	$1.18	$.68	$.67
Net expenses† *	(.05)	(.05)	(.07)	(.11)	(.14)

Net investment income	.73	.81	1.11	.57	.53
Net realized and unrealized gain (loss) on investments	(.92)	.68	.18	1.16	.23

Net increase (decrease) in unit value	(.19)	1.49	1.29	1.73	.76
Net asset value at beginning of period	12.99	12.80	14.29	15.58	17.31

Net asset value at end of period	$12.80	$14.29	$15.58	$17.31	$18.07

Ratio of net expenses to average net assets †	.37%	.36%	.46%	.68%	.80%
Ratio of net investment income to average net assets	5.71%	6.07%	7.29%	3.47%	2.97%
Portfolio turnover **	22%	54%	19%	564%	441%
Total return	(1.46)%	11.64%	9.03%	11.10%	4.39%
Net assets at end of period (in thousands)	$131,083	$144,343	$176,425	$215,928	$236,011

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Prior to July 1, 2002, portfolio turnover reflected purchases and sales of shares of the registered investment company in which the Fund was then invested rather than the turnover of the underlying portfolios of such registered investment company.
†	For periods prior to July 1, 2002, net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which the Fund was then invested.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
MORTGAGE SECURITIES—8.3%

FNMA—8.3%
FNMA 2.41% 1/1/2014	$831,655	$853,438
FNMA 4.00% 7/1/2018	195,765	191,014
FNMA 4.00% 8/1/2018	1,005,817	981,408
FNMA 4.00% 8/1/2018	951,431	928,342
FNMA 4.00% 8/1/2018	3,910,031	3,815,143
FNMA 4.00% 8/1/2018	1,004,354	979,980
FNMA 4.00% 8/1/2018	3,915,485	3,820,464
FNMA 5.26% 1/1/2004	1,561,982	1,597,314
FNMA 5.50% 5/1/2018	581,192	602,912
FNMA 6.00% 2/1/2013	89,034	93,602
FNMA 6.00% 12/1/2013	93,551	98,352
FNMA 6.00% 11/1/2014	8,388	8,816
FNMA 6.00% 4/1/2016	176,593	185,430
FNMA 6.00% 5/1/2016	74,680	78,416
FNMA 6.00% 6/1/2016	17,719	18,605
FNMA 6.00% 7/1/2016	31,611	33,192
FNMA 6.00% 8/1/2016	290,524	305,057
FNMA 6.00% 9/1/2016	296,193	311,010
FNMA 6.00% 1/1/2017	30,165	31,678
FNMA 6.00% 2/1/2017	337,766	354,696
FNMA 6.00% 6/1/2017	27,038	28,393
FNMA 6.00% 1/1/2023	481,196	500,009
FNMA 6.50% 7/1/2032	3,639,555	3,806,935

Total FNMA (cost $19,881,728)		19,624,206

CMO—2.9%

FHLMC—0.2%
FHLMC SEQ 6.00% 8/15/2026	378,406	382,703

FNMA—0.5%
FNMA PAC 5.50% 7/25/2029	265,978	266,703
FNMA SEQ 6.50% 12/25/2042	867,350	921,234

		1,187,937

Mortgage Collateral—2.2%
Bear Stearns Arm Trust 5.44% 1/25/2033	641,505	651,695
Bear Stearns Arm Trust 5.65% 1/25/2033	721,089	726,343
Bear Stearns Arm Trust 5.98% 6/25/2032	413,457	428,316
Countrywide Home Loans Inc. Pass Through Certificates 5.52% 5/19/2032	274,166	282,081
Credit Suisse First Boston Mortgage 5.74% 5/25/2032	188,265	192,762
Merrill Lynch Mortgage Invs Incorporated 6.39% 12/25/2031	286,268	294,764
Residential Funding Mortgage Secs I Incorporated 6.50% 3/25/2032	901,977	929,874
Salomon Brothers Mortgage Secs VII Incorporated 1.64% 11/25/2004	665,643	657,296
Washington Mutual Mortgage Secs Corporation 5.43% 2/25/2033	597,916	608,984
Wells Fargo Mortgage Backed Securities 5.02% 9/25/2032	401,193	407,932

		5,180,047

Total CMO(cost $6,740,132)		6,750,687

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value

ASSET BACKED SECURITIES—1.1%

Slm Student Loan Trust 1.13% 3/24/2004 (cost $2,499,925)	$2,500,000	$2,499,925

GOVERNMENT AND AGENCIES—26.2%

GOVERNMENT—20.2%
Austria Republic Of 5.00% 7/15/2012	5,000,000	6,641,199
Germany Federal Republic 4.25% 3/12/2004	2,960,000	3,744,259
United States Treasury Inflation Indexed Notes 3.38% 1/15/2007	7,944,848	8,606,503
United States Treasury Inflation Indexed Notes 3.63% 1/15/2008	7,734,150	8,553,490
United States Treasury Inflation Indexed Bonds 3.88% 4/15/2029	563,010	729,450
United States Treasury Bond 5.38% 2/15/2031	550,000	573,569
United States Treasury Bond 6.63% 2/15/2027	250,000	298,603
United States Treasury Bond 7.50% 11/15/2016	5,400,000	6,874,875
United States Treasury Notes 1.63% 10/31/2005	2,700,000	2,695,783
United States Treasury Security Strip 11/15/2026	4,700,000	1,322,961
United States Treasury Security Strip Interest 5/15/2020	14,200,000	5,925,546
United States Treasury Security Strip Interest 5/15/2026	5,700,000	1,649,529

		47,615,767

MUNICIPALS—6.0%

California St Rev Antics Wts-Ser A 2.00% 6/16/2004	2,200,000	2,204,466
Du Page County Illinois 5.00% 1/1/2031	1,000,000	1,012,340
Golden St Tobacco Securitization 6.25% 6/1/2033	2,450,000	2,351,387
Golden St Tobacco Securitization 6.75% 6/1/2039	600,000	591,246
Massachusetts St Water Resources Authority 5.00% 8/1/2032	1,000,000	1,018,260
Minnesota Str 5.00% 8/1/2013	1,200,000	1,354,188
New York New York City Municipal Water Finance 5.13% 6/15/2034	300,000	308,838
New York St Dormitory Authority Revenues 5.00% 3/15/2027	800,000	814,296
Panhandle Plains Texas High Education Loan 1.21% 1/13/2004	2,400,000	2,400,000
Regional Transport Authority Illinois 5.75% 7/1/2015	500,000	591,490
Texas Str 5.00% 10/1/2010	800,000	890,184
Tobacco Settlement Financing Corporation 6.38% 6/1/2032	750,000	727,478

		14,264,173

TOTAL GOVERNMENT AND AGENCIES (cost $60,737,631)		61,879,940

CORPORATE BONDS—5.0%

COMMUNICATIONS—1.1%

Telecommunication—1.1%
AT&T Corporation 8.75% 11/15/2031	750,000	876,422
Qwest Corporation 8.88% 3/15/2012	600,000	688,500
Verizon Wireless Capital Llc 1.00% 5/23/2005	1,000,000	998,800

		2,563,722

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2003

	Principal Amount	Value
CONSUMER, NON-CYCLICAL—1.2%

Pharmaceuticals—1.2%
Wyeth 6.50% 2/1/2034	2,700,000	$2,760,828

ENERGY—0.6%

Pipelines—0.6%
El Paso Corporation 7.00% 5/15/2011	450,000	415,125
El Paso Energy Corporation Medium Term Note 7.75% 1/15/2032	1,000,000	852,500
Williams Companies Incorporated 7.50% 1/15/2031	250,000	253,125

		1,520,750

FINANCIAL—1.9%

Banks—0.2%
Rabobank Capital Fund II 5.26% 12/29/2049	500,000	500,692

Diversified Financial Services—1.7%
Ford Motor Credit Company 1.98% 3/8/2004	600,000	600,391
Ford Motor Credit Company 7.38% 2/1/2011	500,000	544,970
Ford Motor Credit Company 7.50% 3/15/2005	1,200,000	1,266,495
General Motors Acceptance Corporation 1.00% 10/20/2005	1,500,000	1,511,264

		3,923,120

		4,423,812

UTILITIES—0.2%

Electric—0.2%
PSEG Power LLC 6.95% 6/1/2012	400,000	451,115

TOTAL CORPORATE BONDS (cost $10,536,400)		11,720,227

GOVERNMENT—0.8%
United States Treasury Bills 0.84% 3/18/2004**	410,000	409,255
United States Treasury Bills 0.88% 3/18/2004**	180,000	179,660
United States Treasury Bills 0.89% 3/18/2004**	1,215,000	1,212,700
United States Treasury Bills 0.93% 3/4/2004**	20,000	19,968

TOTAL GOVERNMENT (cost $1,821,583)		1,821,583

	Units
SHORT TERM INVESTMENTS—55.4%

State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund*	130,737,750	130,737,750

TOTAL INVESTMENTS—99.59% (cost $232,771,159)		235,034,318
Assets in excess of other liabilities 0.41%		976,243

NET ASSETS—100.00%		$236,010,561

*	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
**	Securities segregated as collateral.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $89,127,277)	$117,906,586
Foreign currency, at value (cost $144,213)	150,960
Cash	2,193
Receivable for foreign currency sold	61,261
Dividends receivable	169,142
Tax reclaims receivable	68,915

Total assets	118,359,057

LIABILITIES
Payable for foreign currency purchased	61,012
Payable for fund shares redeemed	2,743,003
Payable for investments purchased	61,020
Tax withholding payable	15,518
Investment advisory fee payable	58,647
State Street Bank and Trust Company—program fee payable	25,779
Trustee, management and administration fees payable	7,606
American Bar Retirement Association—program fee payable	4,281
Other accruals	16,099

Total liabilities	2,992,965

Net assets (equivalent to $18.22 per unit based on 6,331,977 units outstanding)	$115,366,092

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends (net of tax expense of $ 233,933)	$2,277,848
Interest	33,716

Total investment income	2,311,564

Expenses
State Street Bank and Trust Company—program fee	277,570
Investment advisory fee	468,428
Trustee, management and administration fees	76,794
American Bar Retirement Association—program fee	42,744
Reports to unitholders	23,237
Legal and audit fees	28,599
Registration fees	1,787
Other fees	5,960

Total expenses	925,119

Net investment income	1,386,445

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments	(10,447,707)
Net realized loss on foreign currency	(59,087)
Change in net unrealized appreciation on investments	38,156,384
Change in net unrealized depreciation on foreign currency	(5,950)

Net realized and unrealized gain on investments	27,643,640

Net increase in net assets resulting from operations	$29,030,085

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statements of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment income	$602,633	$1,386,445
Net realized loss on investments	(15,338,192)	(10,506,794)
Net change in unrealized appreciation (depreciation) on investments	(3,245,971)	38,150,434

Net increase (decrease) in net assets resulting	(17,981,530)	29,030,085

From unitholder transactions
Proceeds from units issued	50,933,909	92,807,832
Cost of units redeemed	(43,713,361)	(84,711,561)

Net increase in net assets resulting from unitholder transactions	7,220,548	8,096,271

Net increase (decrease) in net assets	(10,760,982)	37,126,356
Net Assets
Beginning of year	89,000,718	78,239,736

End of year	$78,239,736	$115,366,092

Number of units
Outstanding—beginning of year	5,223,849	5,710,177
Sold	3,389,988	6,648,675
Redeemed	(2,903,660)	(6,026,875)

Outstanding—end of year	5,710,177	6,331,977

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$1.52	$1.10	$.41	$.21	$.37
Net expenses† *	(.06)	(.11)	(.12)	(.10)	(.15)

Net investment income	1.46	.99	.29	.11	.22
Net realized and unrealized gain (loss) on investments	5.74	(6.29)	(6.22)	(3.45)	4.30

Net increase (decrease) in unit value	7.20	(5.30)	(5.93)	(3.34)	4.52
Net asset value at beginning of period	21.07	28.27	22.97	17.04	13.70

Net asset value at end of period	$28.27	$22.97	$17.04	$13.70	$18.22

Ratio of net expenses to average net assets †	.27%	.42%	.60%	.66%	1.01%
Ratio of net investment income to average net assets	6.47%	3.86%	1.51%	.72%	1.51%
Portfolio turnover **	199%	251%	201%	64%	144%
Total return	34.17%	(18.75)%	(25.82)%	(19.60)%	32.99%
Net assets at end of period (in thousands)	$106,193	$108,627	$89,001	$78,240	$115,366

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of shares of the registered investment company in which a portion of the Fund was invested rather than the turnover of the underlying portfolio of the registered investment company.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the registered investment company in which the Fund was invested.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK—99.4%

Australia—3.7%
Broken Hill Proprietary Company, Limited	66,500	$610,368
Coca Cola Amatil	39,400	184,821
Commonwealth Bank of Australia	63,000	1,396,986
National Australia Bank Limited	26,000	586,322
News Corporation, Limited	39,800	359,309
Qantas Airways Limited	314,200	778,338
Woodside Petroleum Limited	35,400	394,486

		4,310,630

Belgium—1.0%
Dexia	29,650	510,304
Fortis	29,500	592,466

		1,102,770

Brazil—0.8%
Companhia Vale Do Rio Doce ADR*	12,450	728,325
Uniao de Bancos Brasileiros SA ADR*	9,700	242,015

		970,340

Canada—2.9%
Bank Nova Scotia Halifax	10,100	514,242
Canadian Imperial Bank (Toronto)	10,900	539,792
Canadian National Railway Co.	7,000	444,152
Magna International Incorporated	4,500	362,270
MI Development Inc.*	2,250	62,764
Talisman Energy Inc.	17,100	972,795
Thomson Corp.	11,600	422,585

		3,318,600

Finland—0.9%
Nokia AB	56,800	981,159

France—9.9%
Association General de France	13,100	710,720
AXA*	28,400	607,231
BIC	6,700	309,303
Bnp Paribas	11,300	710,733
Cie De St Gobain	33,700	1,647,885
Dassault Systemes	10,000	455,598
Imetal SA	3,002	631,278
Lafarge Coppee	7,000	622,667
Rhone Poulenc SA	29,900	1,974,040
Thomson Multimedia	19,000	403,852
Total SA	18,300	3,398,616

		11,471,923

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK (Continued)

Germany—8.9%
BASF AG	28,300	$1,589,571
Bayerische Motoren Werke AG	36,900	1,708,587
Continental AG	24,700	935,802
Deutsche Bank AG	7,100	587,729
Deutsche Post AG	27,700	570,625
Metro AG	19,500	858,688
Schering AG	23,100	1,168,560
Siemens AG	8,155	652,456
VEBA AG	17,400	1,134,303
Volkswagen AG	19,000	1,056,910

		10,263,231

Greece—1.2%
Bank of Piraeus	32,000	384,637
Commercial Bank Greece	5,100	127,744
OTE Greek Telecom	64,000	846,687

		1,359,068

India—0.3%
Infosys Technologies LTD ADR	3,800	363,660

Ireland—2.4%
Allied Irish Banks PLC	48,000	769,880
Bank Of Ireland	30,600	417,160
CRH PLC	13,000	266,164
CRH PLC	40,000	820,480
Irish Permanent	28,300	456,404

		2,730,088

Italy—4.8%
Benetton Group Spa	25,000	286,954
ENI	162,950	3,071,421
Mediaset	69,800	828,438
Telecom Italia*	254,167	517,184
Telecom Italia Mobilia	146,000	792,836

		5,496,833

Japan—16.9%
Asahi Breweries	110,000	1,003,127
Canon Incorporated	42,400	1,974,854

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Chugai Pharmaceutical Company	13,900	$199,934
Fuji Photo Film Company, Limited	30,770	993,739
Hirose Electric	2,160	247,986
Honda Motor Company	29,300	1,301,797
Hoya Corporation	5,500	505,157
Japan Telecom Company	245	656,322
Kao Corporation	46,000	936,015
Matsushita Electric Industrial Company, Limited	25,000	345,825
Mitsubishi Corporation	28,000	296,896
Mitsubishi Tokyo Finance	60	468,194
Nikko Securities Company, Limited	81,000	451,365
Nintendo Company, Limited	8,900	830,728
Nippon Express Company	181,000	854,865
Nippon Telegraph & Telephone Corporation	80	386,055
Nippon Unipac Holdings	33	170,337
Nippon Yusen	128,000	579,456
Nomura Securities	51,000	868,764
NTT DoCoMo	163	369,711
Pioneer Electronic	12,500	345,359
Secom Company	9,500	354,693
Sharp Corporation	16,000	252,541
Shin Etsu Chemical Company	7,600	310,711
Sony Corporation	8,400	290,885
Sumitomo Chemical	145,000	598,217
Sumitomo Corporation	60,000	447,473
Takeda Chemical Industries Limited	32,000	1,269,426
Takefuji Corporation	6,590	308,171
Toyota Motor Corporation	25,000	844,729
Yamanouchi Pharmaceutical Company, Limited	33,000	1,025,715

		19,489,047

Korea—1.8%
Kookmin Bank ADR	5,587	211,412
Posco ADR	14,835	503,945
Samsung Electronics LTD ADR	3,800	714,400
Shinsegae Department Stores	900	219,052
SK Telecom Company Limited ADR	20,700	386,055

		2,034,864

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK (Continued)

Mexico—0.6%
Cifra SA De CV	76,000	$216,631
Telefonos de Mexico SA ADR	13,000	429,390

		646,021

Netherlands—7.2%
ABN Amro Holdings NV	70,100	1,638,383
Akzo Nobel NV	18,000	693,981
Elsevier NV	28,900	358,664
Fortis	5,916	225,032
Fortis	18,350	369,228
Ing Groep NV	23,900	556,786
Philips Electronics NV	21,800	635,859
Royal Dutch Petroleum	25,800	1,358,781
TNT Post Group NV	44,000	1,029,480
Unilever NV*	13,900	908,065
Wolters Kluwer	32,000	499,948

		8,274,207

New Zealand—0.6%
Telecom Corporation of New Zealand	212,000	745,906

Norway—0.7%
Norsk Hydro ASA	13,000	800,555

Singapore—0.4%
Singapore Telecommunications	450,000	519,343

Spain—2.8%
ACS Actividades Company	15,044	733,552
Banco Popular Esp	12,300	733,027
Endesa SA	60,000	1,152,855
Tabacalera SA	20,800	589,657

		3,209,091

Sweden—4.2%
Electrolux AB	42,000	922,589
Norden—SEK 3.5	102,900	772,522
Nordic Baltic Holdings	150,000	1,121,789
Sandvik AB	29,200	1,006,785
Volvo AB	32,000	978,757

		4,802,442

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK (Continued)

Switzerland—6.0%
Ciba Specialty Chemical*	8,000	$618,767
Holcim	13,250	616,827
Logitech International*	14,700	635,618
Nestle SA	6,500	1,623,292
Novartis AG*	43,750	1,985,422
Roche Holdings AG	9,350	942,708
Zurich Finance Systems Group	3,500	503,516

		6,926,150

Taiwan—0.2%
Taiwan Semiconductor Manufacturing Co. Limited* ADR	27,972	286,433

United Kingdom—21.1%
Allied Domecq	134,300	1,033,247
Barclays	108,500	965,001
BG Group	165,900	849,181
BOC Group PLC	72,300	1,101,520
Boots Group	66,000	814,091
BP	166,800	1,348,792
British Land Company, PLC	37,300	388,841
Cadbury Schweppes PLC	105,000	768,933
Centrica PLC	331,700	1,249,334
Compass Group	57,100	387,320
GKN PLC	59,400	283,106
GlaxoSmithKline PLC	107,248	2,450,473
Intercontinental H	36,440	344,100
Johnson Matthey PLC	50,000	875,568
Kingfisher	76,900	382,298
Morrison W. Supermarket PLC	85,500	344,925
National Grid Group	70,800	505,842
Next Group	33,000	661,522
Reckitt & Colman	31,700	715,249
Royal Bank of Scotland Group PLC	25,000	734,549
RTZ Corporation, PLC	11,117	306,199
Schroders	31,764	324,326
Scot Power	70,300	467,133
Standard Chartered	42,900	706,439
TBS Group	99,000	791,706
Tesco PLC	409,400	1,883,637

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Trinity International Holdings	40,400	$407,456
Vodafone Group PLC	1,012,800	2,503,941
Wolseley PLC	54,100	762,913

		24,357,642

Russia—0.1%
Yukos Corp ADR	3,995	167,790

TOTAL COMMON STOCK (cost $85,857,874)		114,627,793

CONVERTIBLE PREFERRED—0.0%

France—0.0%
AXA (cost $26,370)*	1,775	35,760

TOTAL EQUITY INVESTMENT SECURITIES (cost $85,884,244)		114,663,553

	Units

SHORT TERM INVESTMENTS—2.8%

State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund**	3,243,033	3,243,033

TOTAL INVESTMENTS—(cost $89,127,277)—102.2%		117,906,586
Other assets less liabilities—(2.2)%		(2,540,494)

NET ASSETS—100.0%		$115,366,092

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
ADR	An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $708,342,149)	$839,383,725
Cash	1,494
Receivable for investments sold	6,783,551
Dividends and interest receivable	495,410

Total assets	846,664,180

LIABILITIES
Payable for investments purchased	3,513,818
Payable for fund units redeemed	2,285,444
Tax withholding payable	2,711
Investment advisory fee payable	359,093
State Street Bank and Trust Company—program fee payable	197,417
Trustee, management and administration fees payable	55,001
American Bar Retirement Association—program fee payable	37,487
Other accruals	120,525

Total liabilities	6,571,496

Net assets (equivalent to $43.52 per unit based on 19,301,445 units outstanding)	$840,092,684

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends (net of foreign tax expense of $35,743)	$6,124,915
Interest	102,952
Securities lending income from underlying fund	11,995

Total investment income	6,239,862

Expenses
Investment advisory fee	1,369,694
State Street Bank and Trust Company—program fee	2,343,331
Trustee, management and administration fees	625,148
American Bar Retirement Association—program fee	347,881
Reports to unitholders	185,838
Legal and audit fees	228,723
Registration fees	14,295
Other fees	47,651

Total expenses	5,162,561

Net investment income	1,077,301

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss:
Investments	(12,992,650)

Change in net unrealized appreciation:
Investments	213,769,917

Net realized and unrealized gain on investments	200,777,267

Net increase in net assets resulting from operations	$201,854,568

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment income	$2,841,468	$1,077,301
Net realized loss on investments	(154,463,173)	(12,992,650)
Net change in unrealized appreciation (depreciation) on investments	(118,223,092)	213,769,917

Net increase (decrease) in net assets resulting from operations	(269,844,797)	201,854,568

From unitholder transactions
Proceeds from units issued	198,450,425	36,575,357
Cost of units redeemed	(273,792,214)	(71,416,375)

Net decrease in net assets resulting from unitholder transactions	(75,341,789)	(34,841,018)

Net increase (decrease) in net assets	(345,186,586)	167,013,550

Net Assets
Beginning of year	1,018,265,720	673,079,134

End of year	$673,079,134	$840,092,684

Number of units
Outstanding—beginning of year	22,363,376	20,241,073
Sold	6,427,480	984,322
Redeemed	(8,549,783)	(1,923,950)

Outstanding—end of year	20,241,073	19,301,445

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001***	2002	2003
Investment income††	$.47	$.46	$.40	$.40	$.32
Net expenses*††	(.33)	(.39)	(.32)	(.27)	(.26)

Net investment income	.14	.07	.08	.13	.06
Net realized and unrealized gain (loss) on investments	16.53	(10.19)	(10.84)	(12.41)	10.21

Net increase (decrease) in unit value	16.67	(10.12)	(10.76)	(12.28)	10.27
Net asset value at beginning of period	49.74	66.41	56.29	45.53	33.25

Net asset value at end of period	$66.41	$56.29	$45.53	$33.25	$43.52

Ratio of net expenses to average net assets*	.59%	.58%	.66%	.71%	.69%
Ratio of net investment income to average net assets	.26%	.11%	.17%	.35%	.14%
Portfolio turnover**	46%	49%	43%	55%	25%
Total return	33.51%	(15.24)%	(19.12)%	(26.97)%	30.89%
Net assets at end of period (in thousands)	$1,710,609	$1,384,350	$1,018,266	$673,079	$840,093

††	Calculations prepared using the monthly average number of units outstanding during the period.
*	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales of units of the collective investment fund in which the Fund was invested rather than the turnover of the underlying portfolio of such collective investment fund.
***	The units of Large-Cap Growth Equity Fund were split 10-for-1, effective February 2, 2001. The per unit data for all periods prior to February 2, 2001 have been restated to reflect the split.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK—67.0%

BASIC MATERIALS—0.9%

Chemicals—0.7%
Air Products & Chemicals Inc.	75,200	$3,972,816
Du Pont (E.I.) de Nemours & Co	38,000	1,743,820

		5,716,636

Forest Products & Paper—0.1%
Boise Cascade Corp.	5,000	164,300
International Paper Company	22,000	948,420

		1,112,720

Mining—0.1%
Newmont Mining Corporation	19,400	943,034

		7,772,390

COMMUNICATIONS—9.4%

Advertising—0.1%
Interpublic Group Cos. Inc. *	73,500	1,146,600

Internet—2.3%
Amazon.Com Inc. *	36,300	1,910,832
Checkfree Corporation *	45,100	1,247,015
eBay Inc. *	83,100	5,367,429
Interactive Corporation *	81,600	2,768,688
Monster Worldwide Incorporated *	46,700	1,025,532
Verisign Inc. *	84,500	1,377,350
Yahoo Inc. *	123,000	5,555,910

		19,252,756

Media—2.5%
Cablevision Systems Corp. - NY Group *	99,169	2,319,563
Comcast Corporation New *	20,800	683,696
Cox Communications Inc. *	55,600	1,915,420
Entercom Communications Corp. *	4,700	248,912
Hughes Electronics Corporation *	66,845	1,106,287
News Corporation LTD ADR	33,376	1,009,637
Radio One Incorporated *	12,900	248,970
Thomson Corporation	22,900	830,125
Time Warner Incorporated New *	243,600	4,382,364
Tribune Co.	26,100	1,346,760
Viacom Inc. Class B	131,800	5,849,284
Walt Disney Co.	45,800	1,068,514

		21,009,532

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMUNICATIONS (Continued)

Telecommunication—4.5%
AT&T Corporation	82,580	$1,676,374
Cisco Systems Inc. *	590,900	14,352,961
JDS Uniphase Corporation *	197,000	719,050
Nokia Corp. ADR	123,000	2,091,000
Qualcomm Inc.	102,500	5,527,825
Sprint Corp-FON Group	333,300	5,472,786
Sprint Corp-PCS Group *	473,700	2,662,194
Verizon Communications	29,500	1,034,860
Vodafone Group PLC	150,500	3,768,520

		37,305,570

		78,714,458

CONSUMER, CYCLICAL—5.1%

Apparel—0.3%
Nike Incorporated	42,500	2,909,550

Auto Manufacturers—0.2%
Navistar International Corp. *	32,700	1,566,003

Leisure Time—0.5%
Carnival Corp	39,400	1,565,362
Harley-Davidson Inc.	27,100	1,288,063
Sabre Holdings Corp.	47,800	1,032,002

		3,885,427

Lodging—0.1%
Starwood Hotels & Resorts Worldwide Inc.	17,600	633,072

Retail—4.0%
Costco Wholesale Corporation *	71,700	2,665,806
Lowe’s Companies	178,700	9,898,193
McDonalds Corporation	65,400	1,623,882
Radioshack Corporation	34,500	1,058,460
Starbucks Corp. *	123,000	4,066,380
Wal-Mart Stores Incorporated	134,500	7,135,225
Walgreen Co.	163,500	5,948,130
Williams Sonoma Inc. *	31,500	1,095,255

		33,491,331

		42,485,383

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL—19.4%

Agriculture—0.4%
Altria Group Incorporated	65,500	$3,564,510

Beverages—1.7%
Anheuser-Busch Companies Inc.	92,700	4,883,436
Coca-Cola Co.	60,500	3,070,375
PepsiCo Inc.	142,700	6,652,674

		14,606,485

Biotechnology—1.7%
Amgen Inc. *	164,600	10,172,280
Genetech Incorporated *	33,500	3,134,595
Millennium Pharmaceuticals *	43,000	802,810

		14,109,685

Commercial Services—0.4%
Accenture Ltd Bermuda *	103,200	2,716,224
Robert Half International Inc. *	26,800	625,512
Sotheby’s Holdings Inc. *	245	3,347

		3,345,083

Cosmeticcs/Personal Care—1.4%
Colgate-Palmolive Co.	54,200	2,712,710
Estee Lauder Companies Inc.	35,600	1,397,656
Kimberly-Clark Corp.	17,200	1,016,348
Procter & Gamble Company	68,500	6,841,780

		11,968,494

Food—1.0%
Campbell Soup Company	73,900	1,980,520
H.J. Heinz Co.	16,000	582,880
Kraft Foods Incorporated	34,000	1,095,480
Sysco Corporation	59,000	2,196,570
Unilever NV	34,800	2,258,520

		8,113,970

Healthcare-Products—2.8%
Becton Dickinson & Co.	27,900	1,147,806
Boston Scientific Corporation *	123,600	4,543,536
Guidant Corp.	23,600	1,420,720
Johnson & Johnson	85,500	4,416,930
Medtronic Inc.	111,600	5,424,876
St. Jude Medical Inc. *	67,000	4,110,450
Stryker Corp.	26,900	2,286,769

		23,351,087

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)

Healthcare-Services—0.6%
Health Management Associates Inc.	24,000	$576,000
Lincare Holdings Inc. *	95,300	2,861,859
Pacificare Health Systems *	10,000	676,000
Triad Hospitals Inc. *	28,200	938,214

		5,052,073

Pharmaceuticals—9.4%
Allergan Inc.	97,900	7,519,699
AstraZeneca PLC ADR	336,515	16,280,595
Cardinal Health Inc.	28,900	1,767,524
Eli Lilly & Co.	85,800	6,034,314
Forest Laboratories Inc. *	187,400	11,581,320
Gilead Sciences Inc. *	62,050	3,607,587
Pfizer Inc.	662,000	23,388,460
Teva Pharmaceutical Industries Limited ADR	53,000	3,005,630
Wyeth	136,600	5,798,670

		78,983,799

		163,095,186

ENERGY—4.1%

Oil & Gas—2.3%
BJ Services Co. *	105,800	3,798,220
ChevronTexaco Corp.	11,000	950,290
Devon Energy Corporation	1,100	62,986
Exxon Mobil Corp.	132,788	5,444,308
Royal Dutch Petroleum Co.	70,000	3,667,300
Transocean Sedco Forex Inc. *	38,300	919,583
Unocal Corp.	119,600	4,404,868

		19,247,555

Oil & Gas Services—1.3%
Baker Hughes Incorporated	146,750	4,719,480
Schlumberger LTD	84,950	4,648,464
Weatherford International Ltd *	49,800	1,792,800

		11,160,744

Pipelines—0.5%
Equitable Resources Inc.	21,500	922,780
Kinder Morgan Inc.	53	3,132
Kinder Morgan Management LLC *	65,227	2,802,152
Williams Companies Incorporated	76,800	754,176

		4,482,240

		34,890,539

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
FINANCIAL—7.7%

Banks—1.1%
Bank One Corporation	132,900	$6,058,911
M&T Bank Corporation	3,150	309,645
Wells Fargo & Company	42,500	2,502,825

		8,871,381

Diversified Financial Services—3.3%
AmeriCredit Corp. *	47,300	753,489
Citigroup Incorporated	51,500	2,499,810
Fannie Mae	101,000	7,581,060
Franklin Resources Inc.	24,500	1,275,470
Freddie Mac	33,300	1,942,056
Goldman Sachs Group Incorporated	28,725	2,836,019
JP Morgan Chase & Co.	44,700	1,641,831
Merrill Lynch & Company Inc.	36,000	2,111,400
SLM Corporation	189,190	7,128,679

		27,769,814

Insurance—2.2%
AFLAC Inc.	38,000	1,374,840
American International Group Inc.	34,200	2,266,776
Berkshire Hathaway Inc. *	42	3,538,500
Chubb Corporation	20,700	1,409,670
Cigna Corporation	10,500	603,750
Cincinnati Financial Corporation	17,287	723,980
Hartford Financial Services Group Incorporated	21,000	1,239,630
PMI Group Inc.	58,400	2,174,232
Safeco Corp.	34,500	1,343,085
XL Capital Limited	51,100	3,962,805

		18,637,268

Savings & Loans—1.1%
Washington Mutual Incorporated	232,774	9,338,893

		64,617,356

INDUSTRIAL—7.3%

Aerospace/Defense—1.7%
Northrop Grumman Corporation	19,700	1,883,320
United Technologies Corporation	127,600	12,092,652

		13,975,972

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
INDUSTRIAL (Continued)

Building Materials—0.4%
American Standard Companies *	33,900	$3,413,730

Electronics—0.8%
Agilent Technologies Incorporated *	118,081	3,452,689
Applied Biosystems Group - Applera Corp.	161,700	3,348,807

		6,801,496

Engineering & Construction—0.7%
Emerson Electric Company	37,800	2,447,550
Fluor Corporation	90,600	3,591,384

		6,038,934

Miscellanous Manufacturing—3.3%
3M Company	52,500	4,464,075
Danaher Corp.	17,000	1,559,750
General Electric Co.	524,700	16,255,206
Illinois Tool Works Incorporated	11,100	931,401
Ingersoll Rand Company Limited	42,300	2,871,324
Siemens AG ADR	13,900	1,111,166
Tyco International LTD	23,100	612,150

		27,805,072

Transportation—0.4%
Union Pacific Corporation	10,200	708,696
United Parcel Service Inc.	35,500	2,646,525

		3,355,221

		61,390,425

TECHNOLOGY—12.1%

Computers—2.5%
Affiliated Computer Services Inc. *	22,600	1,230,796
Apple Computer Inc. *	25,100	536,387
Cadence Design Systems Inc. *	64,800	1,165,104
Dell Incorporated *	192,000	6,520,320
Hewlett-Packard Co.	136,016	3,124,288
International Business Machines Corp	19,300	1,788,724
Seagate Technology *	32,400	612,360
Sun Microsystems Incorporated *	303,200	1,361,368
Veritas Software Co. *	128,000	4,756,480

		21,095,827

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
TECHNOLOGY (Continued)

Semiconductors—5.1%
Altera Corp. *	76,500	$1,736,550
Applied Materials Inc. *	263,700	5,920,065
Applied Micro Circuits Corp. *	108,400	648,232
ASM Lithography Holdings NV *	128,700	2,580,435
Credence Systems Corp. *	30,000	394,800
Intel Corp.	418,800	13,485,360
KLA-Tencor Corp. *	77,400	4,541,058
Lam Research Corp. *	23,500	759,050
Linear Technology Corp.	20,700	870,849
Maxim Integrated Products Inc.	61,000	3,037,800
Microchip Technology Inc.	56,000	1,868,160
Novellus Systems Inc. *	16,900	710,645
PMC - Sierra Inc. *	81,500	1,642,225
Teradyne Inc. *	99,000	2,519,550
Xilinx Inc. *	43,000	1,665,820

		42,380,599

Software—4.5%
Automatic Data Processing Inc.	82,500	3,267,825
Electronic Arts *	80,500	3,846,290
Microsoft Corp.	542,200	14,932,188
Novell Inc. *	136,500	1,435,980
Oracle Corp. *	517,500	6,831,000
PeopleSoft Inc. *	121,500	2,770,200
Sap Aktiengesellschaft ADR	115,400	4,796,024

		37,879,507

		101,355,933

UTILITIES—1.0%

Electric—1.0%
AES Corp. *	427,100	4,031,824
American Electric Power Co. Inc.	26,600	811,566
Duke Energy Corp.	86,300	1,764,835
Nisource Incorporated	48,000	1,053,120
Pinnacle West Capital Corporation	22,000	880,440

		8,541,785

TOTAL COMMON STOCK (cost $489,211,210)		562,863,455

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
INVESTMENT FUNDS—32.1%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund** (cost $212,235,244)	10,730,472	$269,624,575

TOTAL EQUITY INVESTMENT SECURITIES (cost $701,446,454)		832,488,030

	Units
SHORT TERM INVESTMENTS—0.8%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $6,895,695)	6,895,695	6,895,695

TOTAL INVESTMENTS—99.9% (cost $708,342,149)		839,383,725
Liabilities in excess of other assets—0.1%		708,959

NET ASSETS—100.0%		$840,092,684

*	Non-income producing security.

**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

ADR	An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $247,966,876)	$286,475,746
Cash	319
Receivable for investments sold	658,739
Dividends and interest receivable	362,577
Miscellaneous receivable	74

Total assets	287,497,455

LIABILITIES
Payable for fund shares redeemed	1,208,101
Investment advisory fee payable	51,490
State Street Bank and Trust Company—program fee payable	62,831
Trustee, management and administration fees payable	18,709
American Bar Retirement Association—program fee payable	10,588
Other accruals	41,269

Total liabilities	1,392,988

Net assets (equivalent to $29.66 per unit based on 9,647,368 units outstanding)	$286,104,467

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends	$4,447,388
Interest	82,499
Other income	15,896

Total investment income	4,545,783

Expenses
Investment advisory fee	537,613
State Street Bank and Trust Company—program fee	738,105
Trustee, management and administration fees	197,079
American Bar Retirement Association—program fee	109,696
Reports to unitholders	59,215
Legal and audit fees	72,880
Registration fees	4,555
Other fees	15,183

Total expenses	1,734,326

Net investment income	2,811,457

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(5,437,909)
Change in net unrealized appreciation	65,969,704

Net realized and unrealized gain on investments	60,531,795

Net increase in net assets resulting from operations	$63,343,252

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment income	$2,565,941	$2,811,457
Net realized loss on investments	(4,847,069)	(5,437,909)
Net change in unrealized appreciation(depreciation) on investments	(33,585,348)	65,969,704

Net increase (decrease) in net assets resulting from operations	(35,866,476)	63,343,252

From unitholder transactions
Proceeds from sales of units	96,165,729	83,044,865
Cost of units redeemed	(77,239,996)	(64,740,550)

Net increase in net assets resulting from unitholder transactions	18,925,733	18,304,315

Net increase (decrease) in net assets	(16,940,743)	81,647,567
Net assets
Beginning of year	221,397,643	204,456,900

End of year	$204,456,900	$286,104,467

Number of units
Outstanding—beginning of year	8,321,228	8,936,013
Sold	3,766,980	3,260,367
Redeemed	(3,152,195)	(2,549,012)

Outstanding—end of year	8,936,013	9,647,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000		2001		2002		2003
Investment income*	$.51	$.50		$.49		$.48		$.49
Net expenses*†	(.17)	(.16)		(.18)		(.19)		(.19)

Net investment income	.34	.34		.31		.29		.30
Net realized and unrealized gain (loss) on investments	1.64	.66		(.21)		(4.02)		6.48

Net increase (decrease) in unit value	1.98	1.00		.10		(3.73)		6.78
Net asset value at beginning of period	23.53	25.51		26.51		26.61		22.88

Net asset value at end of period	$25.51	$26.51		$26.61		$22.88		$29.66

Ratio of net expenses to average net assets†	.68%	.63%		.69%		.75%		.74%
Ratio of net investment income to average net assets	1.36%	1.39%		1.15%		1.17%		1.20%
Portfolio turnover	27%	41	% **	33	% **	24	% **	32	% **
Total return	8.41%	3.92%		.38%		(14.02)%		29.63%
Net assets at end of period	$178,880	$187,422		$221,398		$204,457		$286,104

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund in 2000 through 2003, reflects purchases and sales of units of the collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value

COMMON STOCK—73.0%

BASIC MATERIALS—3.0%

Chemicals—1.1%
Ashland Inc.	28,100	$1,238,086
Dow Chemical Company	7,000	290,990
Du Pont (E.I.) de Nemours & Co	12,100	555,269
Lubrizol Corp.	18,900	614,628
Sherwin-Williams Co.	12,500	434,250

		3,133,223

Forest Products & Paper—1.1%
Georgia-Pacific Corp.	60,777	1,864,031
MeadWestvaco Corporation	41,600	1,237,600

		3,101,631

Mining—0.8%
Alcan Inc.	24,500	1,150,275
Alcoa Incorporated	34,800	1,322,400

		2,472,675

		8,707,529

COMMUNICATIONS—7.2%

Media—2.2%
Comcast Corporation New *	98,000	3,221,260
Liberty Media Corporation *	9,300	110,577
Time Warner Incorporated New *	115,000	2,068,850
Viacom Inc. Class B	11,000	488,180
Walt Disney Co.	15,000	349,950

		6,238,817

Telecommunication—5.0%
Adaptec Inc. *	23,400	206,622
Bellsouth Corporation	71,400	2,020,620
Corning Inc. *	180,000	1,877,400
Lucent Technologies Inc. *	170,600	484,504
Nortel Networks Corporation *	410,000	1,734,300
Qwest Communications International Incorporated *	245,600	1,060,992
SBC Communications Incorporated	79,100	2,062,137
Sprint Corp-FON Group	97,800	1,605,876
Sprint Corp-PCS Group *	180,100	1,012,162
Verizon Communications	68,332	2,397,086

		14,461,699

		20,700,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value

CONSUMER, CYCLICAL—7.2%

Aerospace/Defense—1.9%
American Axle & Manufacturing Holdings Inc. *	19,500	$788,190
Autoliv Inc.	36,300	1,366,695
Dana Corp.	46,500	853,275
Lear Corp.	21,400	1,312,462
Magna International Incorporated	13,100	1,048,655

		5,369,277

Apparel—0.3%
VF Corp.	17,900	773,996

Auto Manufacturers—0.7%
General Motors Corp.	39,900	2,130,660

Automobile ABS—0.1%
PACCAR Inc.	4,300	366,016

Distribution/Wholesale—0.6%
Ingram Micro Inc. *	59,700	949,230
Tech Data Corp. *	22,400	889,056

		1,838,286

Home Builders—1.0%
Centex Corp.	10,700	1,151,855
Pulte Homes Inc.	18,300	1,713,246

		2,865,101

Home Furnishings—0.4%
Whirlpool Corporation	16,300	1,184,195

Retail—1.8%
Federated Department Stores Inc.	25,200	1,187,676
May Department Stores Company	47,300	1,375,011
McDonalds Corporation	52,400	1,301,092
Sears Roebuck and Company	27,800	1,264,622

		5,128,401

Textile—0.4%
Mohawk Industries Inc. *	15,300	1,079,262

		20,735,194

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL—7.7%

Agriculture—2.6%
Altria Group Incorporated	86,400	$4,701,888
Monsanto Company	53,200	1,531,096
UST Inc.	30,400	1,084,976

		7,317,960

Commercial Services—0.2%
Cendant Corporation *	32,400	721,548

Cosmeticcs/Personal Care—0.3%
Procter & Gamble Company	7,800	779,064

Food—1.3%
Kroger Company *	55,000	1,018,050
Safeway Incorporated *	49,900	1,093,309
Sara Lee Corporation	17,900	388,609
Supervalu Incorporated	38,500	1,100,715

		3,600,683

Healthcare-Products—0.4%
GlaxoSmithKline PLC	22,000	1,025,640
Guidant Corp.	4,000	240,800

		1,266,440

Healthcare-Services—0.9%
Aetna Inc.	9,600	648,768
Humana Incorporated *	64,700	1,478,395
Pacificare Health Systems *	4,800	324,480

		2,451,643

Pharmaceuticals—1.6%
Bristol-Myers Squibb Co.	12,500	357,500
Medco Health Solutions Incorporated *	5	170
Merck & Co., Inc.	64,900	2,998,380
Pfizer Inc.	36,600	1,293,078

		4,649,128

Real Estate—0.4%
Office Depot Inc. *	68,800	1,149,648

		21,936,114

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
ENERGY—7.4%

Oil & Gas—7.4%
ChevronTexaco Corp.	48,400	$4,181,276
ConocoPhillips	41,812	2,741,613
Exxon Mobil Corp.	230,200	9,438,200
Marathon Oil Corporation	42,200	1,396,398
Occidental Petroleum Corporation	48,300	2,040,192
Valero Energy Corporation	28,400	1,316,056

		21,113,735

FINANCIAL—26.4%

Banks—10.3%
Amsouth Bancorporation	49,200	1,205,400
Bank of America Corporation	73,337	5,898,495
Bank One Corporation	61,412	2,799,773
Comerica Inc.	20,600	1,154,836
FleetBoston Financial Corporation	73,733	3,218,445
Huntington Bancshares Inc.	53,200	1,197,000
Keycorp	53,200	1,559,824
National City Corp.	48,900	1,659,666
Regions Financial Corporation	45,600	1,696,320
U.S. Bancorp	103,800	3,091,164
Wachovia Corporation	73,300	3,415,047
Wells Fargo & Company	44,800	2,638,272

		29,534,242

Diversified Financial Services—8.2%
Citigroup Incorporated	207,500	10,072,050
Countrywide Credit Industries Inc.	21,467	1,628,247
Fannie Mae	13,000	975,780
Freddie Mac	4,100	239,112
Goldman Sachs Group Incorporated	22,600	2,231,298
JP Morgan Chase & Co.	68,200	2,504,986
Lehman Brothers Holdings Inc.	23,600	1,822,392
Merrill Lynch & Company Inc.	28,600	1,677,390
Morgan Stanley	39,400	2,280,078

		23,431,333

Insurance—6.4%
ACE LTD	13,700	567,454
Allstate Corporation	53,900	2,318,778
American International Group Inc.	31,000	2,054,680
Chubb Corporation	21,800	1,484,580
Hartford Financial Services Group Incorporated	28,100	1,658,743

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
FINANCIAL (Continued)
Insurance (Continued)
Jefferson-Pilot Corp.	24,700	$1,251,055
John Hancock Financial Services	36,500	1,368,750
MBIA Inc.	10,400	615,992
Metlife Incorporated	47,000	1,582,490
MGIC Investment Corp.	18,200	1,036,308
Partnerre Ltd	7,700	446,985
RenaissanceRe Holdings LTD	9,200	451,260
St. Paul Companies	19,600	777,140
Torchmark Corp.	30,200	1,375,308
Travelers Property Casualty Corporation Class A	57,300	961,494
Travelers Property Casualty Corporation Class B	10,944	185,720
XL Capital Limited	2,400	186,120

		18,322,857

Savings & Loans—1.5%
Golden West Financial Corp.	18,600	1,919,334
Washington Mutual Incorporated	59,850	2,401,182

		4,320,516

		75,608,948

INDUSTRIAL—6.7%

Aerospace/Defense—0.4%
Goodrich Corporation	44,100	1,309,329

Building Materials—0.3%
Martin Marietta Materials Inc.	16,000	751,520

Electronics—1.4%
Arrow Electronics Inc. *	30,200	698,828
Avnet Incorporated *	39,800	862,068
Flextronics International Limited *	78,400	1,163,456
Solectron Corp. *	213,190	1,259,953

		3,984,305

Engineering & Construction—0.3%
Hubbell Inc.	19,800	873,180

Machinery-Diversified—0.4%
Caterpillar Incorporated	13,800	1,145,676

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
INDUSTRIAL (Continued)

Miscellanous Manufacturing—2.0%
Cooper Industries Ltd	20,100	$1,164,393
Eaton Corp.	13,500	1,457,730
Textron Inc.	29,400	1,677,564
Tyco International LTD	50,500	1,338,250

		5,637,937

Packing & Containers—0.6%
Crown Holdings Incorporated *	27,100	245,526
Owens-Illinois Inc. *	36,400	432,796
Smurfit-Stone Container Corp. *	53,000	984,210

		1,662,532

Transportation—1.3%
Burlington Northern Santa Fe Corp.	48,200	1,559,270
CSX Corporation	23,100	830,214
Norfolk Southern Corporation	57,300	1,355,145

		3,744,629

		19,109,108

TECHNOLOGY—2.2%

Computers—2.2%
Hewlett-Packard Co.	170,900	3,925,573
International Business Machines Corp	23,000	2,131,640
Quantum Corp. *	56,200	175,344

		6,232,557

UTILITIES—5.2%

Electric—4.8%
Alliant Energy Corp.	40,200	1,000,980
American Electric Power Co. Inc.	49,600	1,513,296
Cinergy Corporation	35,400	1,373,874
Constellation Energy Group Inc.	9,000	352,440
Edison International	52,800	1,157,904
Entergy Corp.	27,700	1,582,501
Exelon Corporation	7,600	504,336
Firstenergy Corporation	42,300	1,488,960
Northeast Utilities	42,000	847,140
Pinnacle West Capital Corporation	22,000	880,440
PPL Corporation	30,800	1,347,500
TXU Corporation	18,200	431,704
Wisconsin Energy Corporation	24,000	802,800
XCEL Energy Incorporated	16,400	278,472

		13,562,347

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
UTILITIES (Continued)

Gas—0.4%
Sempra Energy	39,200	$1,178,352

		14,740,699

TOTAL COMMON STOCK (cost $179,381,202)		208,884,400

INVESTMENT FUNDS—23.4%
State Street Bank and Trust Company Russell 1000 Value Index
Securites Lending Fund** (cost $57,911,571)	2,147,123	66,917,243

TOTAL EQUITY INVESTMENT SECURITIES (cost $237,292,773)		275,801,643

	Units

SHORT TERM INVESTMENTS—3.7%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund** (cost $10,674,103)	10,674,103	10,674,103

TOTAL INVESTMENTS—100.1% (cost $247,966,876)		286,475,746
Liabilities in excess of other assets—(0.1)%		(371,279)

NET ASSETS—100.0%		$286,104,467

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $41,173,806)	$47,578,787
Cash	61,272
Receivable for investments sold	653,161
Receivable for fund shares sold	166,356
Dividends and interest receivable	17,338

Total assets	48,476,914

LIABILITIES
Payable for investments purchased	761,019
Payable for fund shares redeemed	275,286
Investment advisory fee payable	66,260
State Street Bank and Trust Company—program fee payable	10,762
Trustee, management and administration fees payable	3,076
American Bar Retirement Association—program fee payable	1,751
Other accruals	7,060

Total liabilities	1,125,214

Net assets (equivalent to $16.93 per unit based on 2,796,112 units outstanding)	$47,351,700

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends (net of foreign tax expense of $24)	$55,906
Interest	19,373

Total investment income	75,279

Expenses
Investment advisory fee	142,301
State Street Bank and Trust Company—program fee	67,007
Trustee, management and administration fees	18,089
American Bar Retirement Association—program fee	10,109
Reports to unitholders	6,114
Legal and audit fees	7,525
Registration fees	470
Other fees	1,568

Total expenses	253,183

Net investment loss	(177,904)

Net Realized and Unrealized Gain on Investments
Net realized gain	2,090,611
Change in net unrealized appreciation	6,188,165

Net realized and unrealized gain on investments	8,278,776

Net increase in net assets resulting from operations	$8,100,872

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002†	2003
From operations
Net investment loss	$(24,010)	$(177,904)
Net realized gain(loss) on investments	(562,600)	2,090,611
Net change in unrealized appreciation on investments	216,816	6,188,165

Net increase(decrease) in net assets resulting from operations	(369,794)	8,100,872

From unitholder transactions
Proceeds from units issued	9,930,465	36,195,138
Cost of units redeemed	(994,077)	(5,510,904)

Net increase in net assets resulting from unitholder transactions	8,936,388	30,684,234

Net increase in net assets	8,566,594	38,785,106

Net Assets
Beginning of year	—	8,566,594

End of year	$8,566,594	$47,351,700

Number of units
Outstanding—beginning of year	—	753,447
Sold	840,205	2,430,576
Redeemed	(86,758)	(387,911)

Outstanding—end of year	753,447	2,796,112

†	From commencement of operations, July 15, 2002.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	2002†	2003
Investment income*	$.02	$.05
Net expenses*	(.06)	(.17)

Net investment loss	(.04)	(.12)
Net realized and unrealized gain (loss) on investments	(.59)	5.68

Net increase (decrease) in unit value	(.63)	5.56
Net asset value at beginning of period	12.00	11.37

Net asset value at end of period	$11.37	$16.93

Ratio of net expenses to average net assets	.55%	1.16%
Ratio of net investment loss to average net assets	(.34)%	(.81)%
Portfolio turnover	99%	130%
Total return	(5.25)%	48.90%
Net assets at end of period (in thousands)	$8,567	$47,352

*	Calculations prepared using the monthly average number of units outstanding during the period. Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†	From commencement of operations, July 15, 2002.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK—96.5%

BASIC MATERIALS—3.7%

Chemicals—1.9%
Air Products & Chemicals Inc.	7,010	$370,338
Ecolab Inc.	19,160	524,409

		894,747

Mining—1.8%
Freeport-McMoran Copper & Gold Inc.	10,060	423,828
Phelps Dodge Corporation *	5,730	435,996

		859,824

		1,754,571

COMMUNICATIONS—11.9%

Advertising—0.8%
Interpublic Group Cos. Inc. *	24,540	382,824

Internet—4.4%
Checkfree Corporation *	11,910	329,312
CNET Networks Inc. *	46,750	318,835
Macromedia Inc. *	15,240	271,882
Monster Worldwide Incorporated *	11,570	254,077
SINA Corp *	10,080	340,200
Verisign Inc. *	34,290	558,927

		2,073,233

Media—2.2%
Time Warner Telecom Incorporated *	19,590	198,447
Univision Communications Incorporated *	11,810	468,739
XM Satellite Radio Holdings Incorporated *	14,240	375,366

		1,042,552

Telecommunication—4.5%
Avaya Incorporated *	18,970	245,472
CIENA Corporation *	38,240	253,914
Comverse Technology Inc. *	34,580	608,262
Corning Inc. *	48,800	508,984
Polycom Inc. *	16,460	321,299
Western Wireless Corp. *	10,190	187,088

		2,125,019

		5,623,628

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, CYCLICAL—16.0%

Airlines—0.4%
Airtran Holdings Inc. *	16,360	$194,684

Apparel—1.0%
Coach Incorporated *	12,190	460,173

Auto Manufacturers—0.7%
Navistar International Corp. *	6,690	320,384

Distribution/Wholesale—1.3%
CDW Corporation	10,990	634,782

Entertainment—1.1%
International Game Technology	15,190	542,283

Leisure Time—0.8%
Royal Caribbean Cruises LTD	11,340	394,519

Lodging—1.9%
Marriott International Incorporated	6,160	284,592
MGM Mirage *	5,840	219,642
Starwood Hotels & Resorts Worldwide Inc.	10,970	394,591

		898,825

Retail—6.8%
Cheesecake Factory *	9,190	404,636
Chico’s Fashions Inc. *	11,840	437,488
Cost Plus Inc. *	6,040	247,640
Rare Hospitality International Inc. *	7,820	191,121
Rite Aid Corp. *	46,220	279,169
Ruby Tuesday Inc.	8,600	245,014
Starbucks Corp. *	19,160	633,429
Tiffany & Co.	9,390	424,428
Williams Sonoma Inc. *	9,650	335,530

		3,198,455

Textile—0.7%
Cintas Corp.	6,190	310,305

Toys/Games/Hobbies—1.3%
Leapfrog Enterprises Incorporated *	7,130	189,159
Marval Enterprises Inc. *	15,340	446,547

		635,706

		7,590,116

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value

CONSUMER, NON-CYCLICAL—22.8%

Biotechnology—1.8%
Chiron Corp. *	9,270	$528,297
Invitrogen Corp. *	4,470	312,900

		841,197

Commercial Services—3.5%
Alliance Data Systems Corporation *	12,690	351,259
Caremark Rx Inc. *	18,870	477,977
Education Management Corp. *	7,220	224,109
Manpower Inc.	6,710	315,907
Wireless Facilities Inc. *	21,590	320,827

		1,690,079

Food—1.1%
Dean Foods Company New *	9,360	307,663
Flowers Foods Incorporated	7,830	202,014

		509,677

Healthcare-Products—5.6%
Dentsply International Inc.	4,040	182,487
General Probe Incorporated New *	11,310	412,476
Henry Schein Inc. *	7,630	515,635
Inamed Corporation *	5,505	264,570
Patterson Dental Co. *	4,760	305,402
Varian Medical Systems Inc. *	4,580	316,478
Zimmer Holdings Incorporated *	9,250	651,200

		2,648,248

Healthcare-Services—3.8%
Aetna Inc.	5,740	387,909
Community Health Systems Incorporated *	8,520	226,462
Coventry Health Care Inc. *	3,430	221,201
Mid Atlantic Medical Services Inc. *	7,210	467,208
Pacificare Health Systems *	3,900	263,640
Universal Health Services Incorporated	4,090	219,715

		1,786,135

Pharmaceuticals—7.0%
AmerisourceBergen Corp.	4,370	245,375
Celgene Corp. *	9,350	420,937
Ivax Corp. *	16,910	403,811
Medicis Pharmaceutical Corp.	4,930	351,509

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
NBTY Inc. *	10,910	$293,043
Neurocrine Biosciences Inc. *	6,040	329,422
Omnicare Incorporated	7,480	302,117
Pharmaceutical Resources Inc. *	6,320	411,748
Taro Pharmaceuticals Industries *	4,720	304,440
Watson Pharmaceuticals Inc. *	6,050	278,300

		3,340,702

		10,816,038

ENERGY—3.3%

Oil & Gas—1.6%
Chesapeake Energy Corporation	16,350	222,033
Nabors Industries Ltd *	4,870	202,105
XTO Energy Incorporated	12,110	342,713

		766,851

Oil & Gas Services—0.9%
Smith International Incorporated *	10,360	430,147

Pipelines—0.8%
Williams Companies Incorporated	35,510	348,708

		1,545,706

FINANCIAL—7.2%

Banks—1.4%
Investors Financial Services Corp.	11,950	459,000
Silicon Valley Bancshares *	5,760	207,763

		666,763

Diversified Financial Services—4.1%
Ameritrade Holding Corporation New *	43,380	610,357
Jefferies Group Inc.	6,310	208,356
Legg Mason Inc.	7,380	569,588
Providian Financial Corp. *	20,130	234,313
T Rowe Price Group Inc.	6,810	322,862

		1,945,476

Insurance—1.1%
Axis Capital Holdings Ltd	8,140	238,339
Radian Group Inc.	5,900	287,625

		525,964

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
FINANCIAL (Continued)

Savings & Loans—0.6%
Sovereign Bancorp Inc.	11,400	$270,750

		3,408,953

INDUSTRIAL—11.3%

Electrical Components & Equipment—0.4%
Au Optronics Corp ADR	17,950	213,964

Electronics—3.6%
Cymer Inc. *	8,630	398,620
Fisher Scientific International Inc. *	11,460	474,100
Sanmina-SCI Corp. *	39,150	493,682
Vishay Intertechnology Inc. *	13,940	319,226

		1,685,628

Engineering & Construction—1.0%
Molex Inc.	13,070	456,012

Environmental Control—1.4%
Allied Waste Industries Inc. *	24,820	344,502
Tetra Technologies Inc. *	13,480	335,113

		679,615

Machinery-Diversified—2.0%
Cummins Inc.	6,590	322,515
Unova Inc. *	11,460	263,007
Zebra Technologies Corp. *	5,230	347,115

		932,637

Miscellanous Manufacturing—1.5%
Eaton Corp.	3,230	348,775
SPX Corp. *	6,360	374,032

		722,807

Packing & Containers—0.5%
Crown Holdings Incorporated *	24,990	226,409

Transportation—0.9%
Expeditores International of Washington Inc.	5,510	207,506
GATX Corp.	8,510	238,110

		445,616

		5,362,688

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
TECHNOLOGY—19.8%

Computers—2.5%
Lexar Media Incorporated *	17,440	$303,979
Netscreen Technologies Insurance *	13,390	331,403
Sungard Data Systems Inc. *	20,280	561,959

		1,197,341

Semiconductors—8.7%
Agere Systems Incorporated *	100,350	306,068
Fairchild Semiconductor International *	11,120	277,666
FormFactor Incorporated *	13,910	275,418
Integrated Device Technology *	21,160	363,317
KLA-Tencor Corp. *	8,230	482,854
Lam Research Corp. *	22,230	718,029
Marvell Technology Group Ltd *	3,760	142,617
National Semiconductor Corp. *	9,910	390,553
Novellus Systems Inc. *	11,910	500,816
PMC - Sierra Inc. *	18,600	374,790
Silicon Laboratories Inc. *	6,670	288,277

		4,120,405

Software—7.3%
Adobe Systems Inc.	11,990	471,207
Citrix Systems Inc. *	10,760	228,220
Electronic Arts *	10,290	491,656
Fiserv Inc. *	11,490	453,970
Mercury Interactive Corp. *	8,020	390,093
Pixar Inc. *	2,980	206,484
Red Hat Inc. *	13,050	244,949
SEI Investments Co.	15,450	470,761
Siebel Systems Inc. *	33,730	467,835

		3,425,175

Telecommunication—1.3%
Adtran Inc.	8,880	275,280
Sonus Networks Incorporated *	44,870	339,217

		614,497

		9,357,418

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
UTILITIES—0.5%

Electric—0.5%
AES Corp. *	22,860	$215,798

TOTAL COMMON STOCK (cost $39,269,935)		45,674,916

TOTAL EQUITY INVESTMENT SECURITIES (cost $39,269,935)		45,674,916

	Units

SHORT TERM INVESTMENTS—4.0%

State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund** (cost $1,903,871)	1,903,871	1,903,871

TOTAL INVESTMENTS—100.5% (cost $41,173,806)		47,578,787
Liabilities in excess of other assets—(0.5)%		(227,087)

NET ASSETS—100.0%		$47,351,700

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $26,720,905)	$32,132,935
Cash	19
Receivable for investments sold	95,359
Dividends and interest receivable	49,963

Total assets	32,278,276

LIABILITIES
Payable for investments purchased	584,907
Payable for fund shares redeemed	468,697
Investment advisory fee payable	17,222
State Street Bank and Trust Company—program fee payable	7,129
Trustee, management and administration fees payable	2,068
American Bar Retirement Association—program fee payable	1,172
Other accruals	4,760

Total liabilities	1,085,955

Net assets (equivalent to $12.76 per unit based on 2,443,658 units outstanding)	$31,192,321

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends	$213,358
Interest	16,663

Total investment income	230,021

Expenses
Investment advisory fee	132,450
State Street Bank and Trust Company—program fee	57,325
Trustee, management and administration fees	15,441
American Bar Retirement Association—program fee	8,616
Reports to unitholders	4,960
Legal and audit fees	6,105
Registration fees	382
Other fees	1,271

Total expenses	226,550

Net investment income	3,471

Net Realized and Unrealized Gain on Investments
Net realized gain	81,543
Change in net unrealized appreciation	5,571,202

Net realized and unrealized gain on investments	5,652,745

Net increase in net assets resulting from operations	$5,656,216

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002†	2003
From operations
Net investment income	$5,921	$3,471
Net realized gain on investments	6,660	81,543
Net change in unrealized appreciation on investments	(159,172)	5,571,202

Net increase (decrease) in net assets resulting from operations	(146,591)	5,656,216

From unitholder transactions
Proceeds from units issued	9,681,233	21,473,264
Cost of units redeemed	(608,297)	(4,863,504)

Net increase in net assets resulting from unitholder transactions	9,072,936	16,609,760

Net increase in net assets	8,926,345	22,265,976

Net Assets
Beginning of year	—	8,926,345

End of year	$8,926,345	$31,192,321

Number of units
Outstanding—beginning of year	—	912,372
Sold	976,643	1,950,938
Redeemed	(64,271)	(419,652)

Outstanding—end of year	912,372	2,443,658

†	From commencement of operations, July 15, 2002.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	2002†	2003
Investment income*	$.07	$.14
Net expenses*	(.06)	(.14)

Net investment income	.01	—
Net realized and unrealized gain (loss) on investments	(.23)	2.98

Net increase (decrease) in unit value	(.22)	2.98
Net asset value at beginning of period	10.00	9.78

Net asset value at end of period	$9.78	$12.76

Ratio of net expenses to average net assets	.60%	1.22%
Ratio of net investment income to average net assets	.08%	.02%
Portfolio turnover	6%	14%
Total return	(2.20)%	30.47%
Net assets at end of period (in thousands)	$8,926	$31,192

*	Calculations prepared using the monthly average number of units outstanding during the period. Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†	From commencement of operations, July 15, 2002.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK—96.8%

COMMUNICATIONS—14.4%

Advertising—7.2%
Harte-Hanks Inc.	28,000	$609,000
Interpublic Group Cos. Inc. *	65,300	1,018,680
Omnicom Group Inc.	7,125	622,226

		2,249,906

Media—4.2%
McClatchy Co.	8,500	584,800
Tribune Co.	13,800	712,080

		1,296,880

Telecommunication—3.0%
Century Tel Inc.	29,200	952,504

		4,499,290

CONSUMER, CYCLICAL—6.6%

Leisure Time—3.7%
Carnival Corp	28,900	1,148,197

Retail—2.9%
Yum Brands Incorporated *	26,000	894,400

		2,042,597

CONSUMER, NON-CYCLICAL—26.4%

Commercial Services—11.7%
Accenture Ltd Bermuda *	51,000	1,342,320
Cendant Corporation *	56,700	1,262,709
Equifax Inc.	27,300	668,850
ServiceMaster Company	31,900	371,635

		3,645,514

Food—2.6%
Kroger Company *	12,800	236,928
McCormick & Co., Inc.	13,400	403,340
Safeway Incorporated *	7,300	159,943

		800,211

Healthcare-Products—7.2%
Apogent Technologies Incorporated *	39,600	912,384
Baxter International Inc.	43,700	1,333,724

		2,246,108

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)

Household Products/Wares—2.4%
Clorox Co.	15,600	$757,536

Pharmaceuticals—2.5%
Omnicare Incorporated	19,400	783,566

		8,232,935

FINANCIAL—29.5%

Banks—6.2%
Banknorth Group Incorporated	19,700	640,841
Northern Trust Corp.	27,800	1,290,476

		1,931,317

Diversified Financial Services—10.3%
Franklin Resources Inc.	14,600	760,076
Janus Capital Group Incorporated	49,300	809,013
MBNA Corp.	39,200	974,120
T Rowe Price Group Inc.	13,900	658,999

		3,202,208

Insurance—10.1%
MBIA Inc.	24,800	1,468,904
St. Paul Companies	21,900	868,335
XL Capital Limited	10,600	822,030

		3,159,269

REITS—2.9%
Rouse Co.	19,600	921,200

		9,213,994

INDUSTRIAL—4.1%

Environmental Control—2.2%
Waste Management Inc.	23,300	689,680

Hand/Machine Tools—1.9%
Black & Decker Corporation	12,200	601,704

		1,291,384

TECHNOLOGY—15.8%

Computers—3.0%
Sungard Data Systems Inc. *	33,600	931,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
TECHNOLOGY (Continued)

Office/Business Equipment—3.9%
Pitney Bowes Incorporated	29,800	$1,210,476

Software—8.9%
Certegy Incorporated	10,900	357,520
Dun & Bradstreet Corp. *	17,600	892,496
IMS Health Inc.	61,700	1,533,862

		2,783,878

		4,925,410

TOTAL COMMON STOCK (cost $24,793,580)		30,205,610

TOTAL EQUITY INVESTMENT SECURITIES (cost $24,793,580)		30,205,610

	Units

SHORT TERM INVESTMENTS—6.2%

State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund** (cost $1,927,325)	1,927,325	1,927,325

TOTAL INVESTMENTS—103.0% (cost $26,720,905)		32,132,935
Liabilities in excess of other assets—(3.0)%		(940,614)

NET ASSETS—100.0%		$31,192,321

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $265,438,188)	$313,590,832
Cash	57,290
Receivable for investments sold	4,308,049
Receivable for fund shares sold	103,618
Dividends and interest receivable	152,725
Tax reclaim receivable	888

Total assets	318,213,402

LIABILITIES
Payable for investments purchased	2,357,728
Payable for fund shares redeemed	684,060
Investment advisory fee payable	329,677
State Street Bank and Trust Company—program fee payable	68,165
Trustee, management and administration fees payable	20,523
American Bar Retirement Association—program fee payable	11,592
Other accruals	45,398

Total liabilities	3,517,143

Net assets (equivalent to $59.54 per unit based on 5,285,323 units outstanding)	$314,696,259

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Dividends	$1,866,752
Interest	164,640

Total investment income	2,031,392

Expenses
Investment advisory fee	1,130,281
State Street Bank and Trust Company—program fee	820,670
Trustee, management and administration fees	219,355
American Bar Retirement Association—program fee	122,121
Reports to unitholders	66,039
Legal and audit fees	81,279
Registration fees	5,080
Other fees	16,934

Total expenses	2,461,759

Net investment loss	(430,367)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(10,445,476)
Change in net unrealized appreciation	98,088,014

Net realized and unrealized gain on investments	87,642,538

Net increase in net assets resulting from operations	$87,212,171

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment loss	$(308,930)	$(430,367)
Net realized loss on investments	(45,866,669)	(10,445,476)
Net change in unrealized appreciation(depreciation) on investments	(47,007,517)	98,088,014

Net increase (decrease) in net assets resulting From operations	(93,183,116)	87,212,171

From unitholder transactions
Proceeds from units issued	16,159,215	26,290,953
Cost of units redeemed	(30,933,690)	(22,107,734)

Net increase(decrease) in net assets resulting from Unitholder transactions	(14,774,475)	4,183,219

Net increase (decrease) in net assets	(107,957,591)	91,395,390
Net Assets
Beginning of year	331,258,460	223,300,869

End of year	$223,300,869	$314,696,259

Number of units
Outstanding—beginning of year	5,548,719	5,207,132
Sold	305,786	517,603
Redeemed	(647,373)	(439,412)

Outstanding—end of year	5,207,132	5,285,323

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$.40	$.68	$.45	$.41	$.39
Net expenses*	(.47)	(.72)	(.54)	(.47)	(.47)

Net investment loss	(.07)	(.04)	(.09)	(.06)	(.08)
Net realized and unrealized gain (loss) on investments	31.32	(9.56)	(13.33)	(16.76)	16.74

Net increase (decrease) in unit value	31.25	(9.60)	(13.42)	(16.82)	16.66
Net asset value at beginning of period	51.47	82.72	73.12	59.70	42.88

Net asset value at end of period	$82.72	$73.12	$59.70	$42.88	$59.54

Ratio of net expenses to average net assets	.80%	.81%	.88%	.93%	.94%
Ratio of net investment loss to average net assets	(.11)%	(.04)%	(.15)%	(.11)%	(.16)%
Portfolio turnover	59%	52%	48%	83%	46%
Total return	60.71%	(11.61)%	(18.35)%	(28.17)%	38.85%
Net assets at end of period (in thousands)	$432,008	$421,470	$331,258	$223,301	$314,696

*	Calculations prepared using the monthly average number of units outstanding during the period. Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMON STOCK—97.2%

BASIC MATERIALS—2.4%

Chemicals—1.9%
Ferro Corp.	79,300	$2,157,753
Lubrizol Corp.	19,700	640,644
Methanex Corp	281,600	3,162,368

		5,960,765

Forest Products & Paper—0.5%
Boise Cascade Corp.	27,189	893,443
Glatfelter	65,500	815,475

		1,708,918

		7,669,683

COMMUNICATIONS—7.6%

Advertising—0.6%
ADVO Inc.	35,000	1,111,600
Getty Images Inc. *	18,500	927,405

		2,039,005

Internet—1.9%
Alloy Inc *	75,200	391,792
Ariba Incorporated *	129,000	387,000
At Road Incorporated *	84,500	1,123,850
CNET Networks Inc. *	24,400	166,408
Digital Insight Corporation *	21,400	532,860
Earthlink Incorporated *	28,300	283,000
eResearch Technology Incorporated *	30,000	762,600
Infospace Incorporated *	11,300	260,465
iPass Incorporated *	11,900	190,757
MatrixOne Incorporated *	171,000	1,053,360
Proquest Company *	19,400	571,330
United Online Incorporated *	10,500	176,295

		5,899,717

Media—3.4%
Citadel Broadcasting Corporation *	13,300	297,521
Cox Radio Incorporated *	10,000	252,300
Emmis Communications Corp *	85,100	2,301,955
Entercom Communications Corp. *	16,900	895,024
Entravision Communications Corporation *	46,600	517,260
Insight Communications Incorporated *	116,500	1,201,115

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
COMMUNICATIONS (Continued)
Media (Continued)
Mediacom Communications Corporation *	129,400	$1,121,898
Radio One Incorporated *	11,000	215,050
Radio One Incorporated *	78,900	1,522,770
Reader’s Digest Association Inc.	71,500	1,048,190
Regent Communications Inc. *	62,000	393,700
World Wrestling Federation Entertainment Inc	23,000	301,300
Young Broadcasting Inc. *	26,000	521,040

		10,589,123

Telecommunication—1.7%
Alliance Fiber Optic Products Incorporated *	146,000	246,740
American Tower Corp. *	28,200	305,124
Aspect Communications Corp. *	16,300	256,888
Cable Design Technologies Corp. *	63,000	566,370
Cincinnati Bell Incorporated New *	55,900	282,295
Extreme Networks Incorporated *	128,700	927,927
Ixia *	25,000	292,500
Netgear Incorporated *	22,400	358,176
Newport Corp. *	27,500	454,575
Polycom Inc. *	30,100	587,552
West Corporation *	41,800	971,014

		5,249,161

		23,777,006

CONSUMER, CYCLICAL—10.8%

Aerospace/Defense—0.2%
Bandag Inc.	8,700	358,440
BorgWarner Inc.	4,100	348,787

		707,227

Airlines—0.8%
Alaska Air Group Inc. *	47,000	1,282,630
Delta Air Lines Incorporated	36,200	427,522
Pinnacle Airline Corporation *	49,300	684,777

		2,394,929

Apparel—1.5%
Coach Incorporated *	102,400	3,865,600
Warnaco Group Incorporated *	53,200	848,540

		4,714,140

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, CYCLICAL (Continued)

Distribution/Wholesale—0.1%
Aviall Inc. *	1,900	$29,469
Wesco International Incorporated *	41,000	362,850

		392,319

Entertainment—0.4%
International Speedway Corp.	8,000	357,280
Speedway Motorsports Inc.	31,000	896,520

		1,253,800

Home Builders—0.3%
Beazer Homes USA Inc.	11,000	1,074,260

Home Furnishings—0.5%
Furniture Brands International Inc.	57,300	1,680,609

Housewares—0.3%
Libbey Inc.	30,400	865,792

Leisure Time—1.2%
Orbitz Incorporated *	5,100	118,320
Polaris Industries Inc.	29,650	2,626,397
Six Flags Incorporated *	32,900	247,408
WMS Industries Inc. *	28,750	753,250

		3,745,375

Lodging—0.7%
Fairmont Hotels Resorts Inc	28,200	765,348
Four Seasons Hotels Incorporated	14,500	741,675
Orient-Express Hotels LTD	33,500	550,405

		2,057,428

Retail—4.8%
Advanced Auto Parts *	28,800	2,344,320
American Eagle Outfitters Incorporated *	14,300	234,520
Borders Group Inc.	24,600	539,232
California Pizza Kitchen Incorporated *	66,400	1,336,632
CEC Entertainment Inc. *	12,400	587,636
Chico’s Fashions Inc. *	93,600	3,458,520
Cost Plus Inc. *	44,400	1,820,400
Galyans Trading Incorporated *	7,600	91,504
Genesco Inc. *	11,400	172,482
J. Jill Group Incorporated *	5,100	64,821

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Landry’s Restaurants Inc.	26,300	$676,436
Lithia Motors Inc.	30,500	768,905
P F Changs China Bistro Incorporated *	13,100	666,528
Ruby Tuesday Inc.	51,600	1,470,084
School Specialty Inc. *	20,200	687,002
Ultimate Electronics Incorporated *	26,700	203,721

		15,122,743

		34,008,622

CONSUMER, NON-CYCLICAL—18.6%

Beverages—0.2%
Coors (Adolph) Co.	8,900	499,290

Biotechnology—3.3%
Aclara BioSciences Incorporated *	54,400	198,560
Cryolife Inc. *	169,900	982,022
Diversa Corporation *	27,900	258,075
Exelixis Incorporated *	56,100	397,188
Illumina Incorporated *	65,200	459,660
Invitrogen Corp. *	24,350	1,704,500
Millipore Corp. *	62,400	2,686,320
Protein Design Labs Inc. *	61,600	1,102,640
Qiagen Nv *	69,000	825,240
Sangamo Biosciences Incorporated *	121,900	675,326
Telik Incorporated *	54,500	1,254,045

		10,543,576

Commercial Services—2.2%
Advisory Board Company *	10,400	363,064
AMN Healthcare Services Inc. *	36,748	630,596
ANC Rental Corporation *	134,000	13
Arbitron Incorporated *	30,800	1,284,976
Career Education Corp. *	40,000	1,602,800
CoStar Group Inc. *	26,500	1,104,520
DeVry Inc. *	16,000	402,080
Kendle International Inc. *	50,000	317,000
Resources Connection Incorporated *	16,400	447,884
Steiner Leisure Limited *	43,900	627,770

		6,780,703

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)

Food—1.9%
Corn Products International Inc.	32,800	$1,129,960
Delaware Monte Foods Co. *	177,100	1,841,840
International Multifoods Corp. *	40,600	730,800
Performance Food Group Inc. *	45,600	1,649,352
Tootsie Roll Industries Inc.	21,377	769,572

		6,121,524

Healthcare-Products—2.9%
Biosite Incorporated *	85,150	2,465,093
Conceptus Inc. *	36,700	389,754
CTI Molecular Imaging Incorporated *	102,700	1,736,657
Varian Medical Systems Inc. *	21,000	1,451,100
Wright Medical Group Incorporated *	99,800	3,037,912

		9,080,516

Healthcare-Services—1.0%
Covance Inc. *	10,000	268,000
LifePoint Hospitals Inc. *	34,200	1,007,190
Universal Health Services Incorporated	34,500	1,853,340

		3,128,530

Household Products/Wares—0.8%
American Greetings Corp. *	14,000	306,180
Scotts Co. *	38,300	2,265,828

		2,572,008

Pharmaceuticals—5.5%
Accredo Health Incorporated *	30,150	953,041
AdvancePCS *	21,500	1,132,190
American Pharmaceutical Participating *	12,400	416,640
Amylin Pharmaceuticals Inc. *	103,800	2,306,436
Antigenics Incorporated Delaware *	25,500	288,660
Atherogenics Incorporated *	68,600	1,025,570
Celgene Corp. *	36,000	1,620,720
Cell Therapeutics Inc. *	95,800	833,460
Ilex Oncology Incorporated *	29,100	618,375
Neurocrine Biosciences Inc. *	24,500	1,336,230
NPS Pharmaceuticals Inc. *	60,450	1,858,233
Pharmaceutical Resources Inc. *	45,000	2,931,750
Tanox Incorporated *	25,700	381,645

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Trimeris Incorporated *	23,400	$490,932
Vicuron Phamaceuticals Incorporated *	53,500	997,775

		17,191,657

Retail—0.8%
Petco Animal Supplies Incorporated *	86,950	2,647,628

		58,565,432

ENERGY—5.0%

Oil & Gas—2.9%
Cabot Oil & Gas Corp.	8,200	240,670
Helmerich & Payne Inc.	33,000	921,690
Key Energy Group Inc. *	25,500	262,905
Noble Energy Incorporated	8,000	355,440
Patterson-UTI Energy Inc. *	15,200	500,384
San Juan Basin Royalty Trust	55,500	1,203,795
Southwestern Energy Company *	104,500	2,497,550
Spinnaker Exploration Company *	18,500	596,995
XTO Energy Incorporated	85,900	2,430,970

		9,010,399

Oil & Gas Services—1.0%
Hydril Company *	47,800	1,143,854
Newpark Resources Inc. *	81,300	389,427
Smith International Incorporated *	38,700	1,606,824

		3,140,105

Pipelines—1.1%
Equitable Resources Inc.	45,700	1,961,444
Questar Corp.	46,500	1,634,475

		3,595,919

		15,746,423

FINANCIAL—14.8%

Banks—3.3%
Cathay Bancorp Inc.	6,000	334,080
Citizens Banking Corp. Mich	45,000	1,472,400
Community First Bankshares Inc.	51,000	1,475,940
Cullen/Frost Bankers Inc.	15,700	636,949
First Community Bancorp California	3,100	112,034

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Fulton Financial Corp.	1,680	$36,809
Greater Bay Bancorp	20,600	586,688
Provident Bankshares Corp.	30,600	900,864
South Financial Group Incorporated	9,700	270,242
Southern Financial Bancorp Inc.	24,667	1,062,407
Sterling Bancshares Inc.	18,600	247,938
UCBH Holdings Incorporated	43,400	1,691,298
Umpqua Holdings Corporation	41,200	856,548
Wintrust Financial Corporation	18,500	834,350

		10,518,547

Diversified Financial Services—2.4%
Affiliated Managers Group Inc. *	46,000	3,201,140
AmeriCredit Corp. *	153,400	2,443,662
Legg Mason Inc.	19,200	1,481,856
National Financial Partners Corporation	12,100	333,355

		7,460,013

Insurance—3.6%
Aspen Insurance Holdings Ltd *	31,000	769,110
Endurance Specialty Holdings	12,500	419,375
First American Financial Corp.	48,000	1,428,960
Max Re Capital Ltd	17,000	381,480
Mercury General Corp.	44,600	2,076,130
Partnerre Ltd	25,700	1,491,885
Philadelphia Consolidated Holding Corp. *	7,400	361,342
Platinum Underwriters Holdings	65,000	1,950,000
WR Berkley Corp.	56,625	1,979,044
Zenith National Insurance Corp.	20,000	651,000

		11,508,326

Investment Companies—0.6%

American Capital Strategies Limited	46,500	1,382,445
Medallion Financial Corp.	39,600	375,804

		1,758,249

Real Estate—0.2%
Trammell Crow Company *	57,900	767,175

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
REITS—2.1%
American Financial Reality Trust	19,200	$327,360
Annaly Mortgage Management Incorporated	97,900	1,801,360
Anthracite Capital Inc.	83,900	928,773
Luminent Mortgage Capital Incorporated	11,400	160,740
Meristar Hospitality Corporation *	94,700	616,497
MFA Mortgage Investments Incorporated	59,000	575,250
Pan Pacific Retail Properties Inc.	12,500	595,625
SL Green Realty Corporation	36,300	1,490,115

		6,495,720

Savings & Loans—2.6%
Fidelity Bankshares Incorporated	39,162	1,229,687
Franklin Bank Corporation *	5,400	102,600
Harbor Florida Bancshares Inc.	34,600	1,027,966
New York Community Bancorp Incorporated	131,633	5,008,636
PFF Bancorp Inc.	21,340	774,215

		8,143,104

		46,651,134

INDUSTRIAL—14.1%

Aerospace/Defense—1.0%
DRS Technologies Inc *	60,200	1,672,356
Moog Inc. *	8,500	419,900
Orbital Sciences Corp. *	93,000	1,117,860

		3,210,116

Electrical Components & Equipment—0.1%
Benchmark Electronics Inc. *	12,000	417,720

Electronics—3.3%
Cymer Inc. *	99,400	4,591,286
Dionex Corp. *	7,500	345,150
Electro Scientific Industries Inc. *	61,900	1,473,220
FEI Co. *	60,700	1,365,750
Invision Technologies Inc. *	53,500	1,795,995
LoJack Corp. *	110,000	886,600
Zygo Corp. *	1,700	28,033

		10,486,034

Engineering & Construction—3.1%
Advanced Energy Industries Inc. *	63,100	1,643,755
Ametek Inc.	16,500	796,290

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
INDUSTRIAL (Continued)
Engineering & Construction (Continued)
Chicago Bridge & Iron Co. ADR	88,800	$2,566,320
Jacobs Engineering Group Inc. *	23,700	1,137,837
Power One Incorporated *	110,700	1,198,881
Wilson Greatbatch Technology Incorporated *	54,200	2,291,034

		9,634,117

Environmental Control—0.8%
Stericycle Incorporated *	51,500	2,405,050

Machinery-Diversified—1.6%
Cognex Corp.	27,000	762,480
Columbus Mckinnon Corp/NY *	55,000	475,750
Cummins Inc.	18,200	890,708
Gardner Denver Inc. *	40,950	977,477
Joy Global Incorporated	37,500	980,625
Zebra Technologies Corp. *	12,500	829,625

		4,916,665

Miscellanous Manufacturing—2.5%
Actuant Corporation *	30,200	1,093,240
AptarGroup Inc.	48,100	1,875,900
Cuno Inc. *	65,200	2,935,956
Donaldson Co., Inc.	7,600	449,616
Roper Industries Inc.	32,900	1,620,654

		7,975,366

Packing & Containers—0.3%
Packaging Corp. of America	40,100	876,586

Transportation—1.4%
Central Freight Lines Incorporated Nevada *	7,600	134,900
CH Robinson Worldwide Inc	40,900	1,550,519
Kansas City Southern Industries Incorporated *	56,700	811,944
Overnite Corporation *	8,000	182,000
SCS Transportation Incorporated *	7,300	128,334
UTi Worldwide Inc	42,236	1,602,011

		4,409,708

		44,331,362

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
TECHNOLOGY—21.8%

Computers—4.0%
BISYS Group Inc. *	6,100	$90,768
CACI International Inc. *	23,500	1,142,570
Cray Incorporated *	189,250	1,879,253
Gateway Inc. *	298,200	1,371,720
Intergraph Corp. *	9,100	217,672
Kronos Inc. *	58,200	2,305,302
Lexar Media Incorporated *	38,500	671,055
Netscreen Technologies Insurance *	166,850	4,129,537
Overland Storage Incorporated *	38,100	716,280

		12,524,157

Electronics—0.3%
Zoran Corp. *	45,159	785,315

Semiconductors—9.9%
Amis Holdings Incorporated *	12,700	232,156
ASM International N V *	100,000	2,024,000
Brooks Automation Incorporated New *	89,500	2,163,215
ChipPAC Inc. *	230,400	1,748,736
Credence Systems Corp. *	139,600	1,837,136
Emcore Corp. *	113,900	536,469
Emulux Corp. *	86,500	2,307,820
Exar Corp. *	31,700	541,436
FormFactor Incorporated *	16,000	316,800
Helix Technology Corp.	33,200	683,256
Integrated Circuit Systems Incorporated *	36,000	1,025,640
Intersil Corp	131,000	3,255,350
Kulicke & Soffa Industries Inc. *	115,000	1,653,700
LTX Corp. *	160,100	2,406,303
MKS Instruments Inc. *	22,200	643,800
Omnivision Technologies Incorporated *	16,000	884,000
Power Integrations Inc. *	31,000	1,037,260
Rudolph Technologies Incorporated *	17,800	436,812
Sigmatel Incorporated *	5,100	125,868
Silicon Laboratories Inc. *	57,500	2,485,150
Transwitch Corp. *	273,800	629,740
Varian Semiconductor Equipment Incorporated *	51,400	2,245,666
Veeco Instruments Inc. *	72,700	2,050,140

		31,270,453

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Shares	Value
TECHNOLOGY (Continued)

Software—6.2%
Avid Technology Inc. *	5,000	$240,000
Business Objects S A * ADR	104,200	3,612,614
Callidus Software Incorporated *	3,300	58,377
Citrix Systems Inc. *	130,500	2,767,905
Hyperion Solutions Corp. *	23,000	693,220
Informatica Corp. *	66,000	679,800
Mercury Interactive Corp. *	63,700	3,098,368
National Instruments Corp.	7,200	327,384
NETIQ Corp. *	23,800	315,350
Novell Inc. *	145,000	1,525,400
Pinnacle Systems Inc. *	60,700	517,771
Quest Software Incorporated *	181,000	2,570,200
SCO Group Incorporated *	34,800	591,600
Skillsoft PLC *	253,700	2,194,505
Synnex Corporation *	22,100	304,096

		19,496,590

Telecommunication—1.4%
Foundry Networks Incorporated *	98,500	2,694,960
Sonus Networks Incorporated *	233,900	1,768,284

		4,463,244

		68,539,759

UTILITIES—2.1%

Electric—1.1%
Allegheny Energy Incorporated *	79,400	1,013,144
Calpine Corporation *	317,000	1,524,770
CMS Energy Corporation *	117,700	1,002,804

		3,540,718

Gas—1.0%
Energen Corporation	18,300	750,849
New Jersey Resources Corp.	10,050	387,026
South Jersey Industries Inc.	30,300	1,227,150
Southwest Gas Corp.	34,700	779,015

		3,144,040

		6,684,758

TOTAL COMMON STOCK (cost $257,821,535)		305,974,179

TOTAL EQUITY INVESTMENT SECURITIES (cost $257,821,535)		305,974,179

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2003

	Units	Value
SHORT TERM INVESTMENTS—2.4%
State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund** (cost $7,616,653)	7,616,653	$7,616,653

TOTAL INVESTMENTS—99.6% (cost $265,438,188)		313,590,832
Liabilities in excess of other assets—0.4%		1,105,427

NET ASSETS—100.0%		$314,696,259

*	Non-income producing security.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
ADR	An American Depositary receipt (ADR) is a certificate issued by a U.S. bank representing the right to receive securities of the foreign issuer described.

The accompanying notes are an intergral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2003
ASSETS
Investments, at value (cost $ 886,501,181)	$886,501,181
Receivable for fund shares sold	486,771

Total assets	886,987,952

LIABILITIES
Payable for fund shares redeemed	4,223,479
State Street Bank and Trust Company—program fee payable	197,951
Trustee, management and administration fees payable	60,271
American Bar Retirement Association—program fee payable	34,746
Other accruals	125,566

Total liabilities	4,642,013

Net assets (equivalent to $28.72 per unit based on 30,727,206 units outstanding)	$882,345,939

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2003
Investment Income
Interest	$33,419,555

Total investment income	33,419,555

Expenses
State Street Bank and Trust Company—program fee	2,905,935
Trustee, management and administration fees	772,413
American Bar Retirement Association—program fee	429,533
Reports to unitholders	224,963
Legal and audit fees	276,878
Registration fees	17,305
Other fees	57,683

Total expenses	4,684,710

Net investment income and net increase in net assets resulting from operations	$28,734,845

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment income and net increase in net assets resulting from operations	$33,678,915	$28,734,845

Distributions of net investment income	(20,513,521)	—
From unitholder transactions
Proceeds from units issued	209,355,988	171,457,459
Units issued in connection with reinvestment of net investment income	20,513,521	—
Cost of units redeemed	(149,552,589)	(209,188,443)

Net increase (decrease) in net assets resulting from unitholder transactions	80,316,920	(37,730,984)

Net increase (decrease) in net assets	93,482,314	(8,996,139)
Net Assets
Beginning of year	797,859,764	891,342,078

End of year	$891,342,078	$882,345,939

Number of Units
Outstanding—beginning of year	29,854,186	32,030,109
Sold	7,663,380	6,074,681
Redeemed	(5,487,457)	(7,377,584)

Outstanding—end of year	32,030,109	30,727,206

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002**	2003
Investment income*	$1.51	$1.66	$1.48	$1.24	$1.03
Net expenses*	(0.10)	(0.10)	(0.12)	(0.14)	(0.14)

Net investment income	1.41	1.56	1.36	1.10	0.89
Distribution of net investment income	(1.41)	(1.56)	(1.36)	(0.67)	—

Net increase in unit value	—	—	—	.43	.89
Net asset value at beginning of period	27.40	27.40	27.40	27.40	27.83

Net asset value at end of period	$27.40	$27.40	$27.40	$27.83	$28.72

Ratio of net expenses to average net assets	.37%	.37%	.45%	.52%	.51%
Ratio of net investment income to average net assets	5.50%	6.07%	5.39%	4.03%	3.14%
Total return	5.64%	6.27%	5.56%	4.12%	3.20%
Net assets at end of period (in thousands)	$709,516	$726,437	$797,860	$891,342	$882,346

*	Calculations prepared using the monthly average number of units outstanding during the period. Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
**	Since July 15, 2002, the Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be retained by the Fund. The units of the Stable Asset Return Fund were reverse split (27.4 for 1) effective July 15, 2002. The per-unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust (“SAFT”)(Units 886,501,181) *** (a)		$886,501,181

TOTAL INVESTMENTS (Cost $886,501,181) (100.5%)		886,501,181

LIABILITIES IN EXCESS OF OTHER ASSETS (.5%)		(4,155,242)

NET ASSETS (100.0%)		$882,345,939

(a) Stable Asset Return Fund holds 98.60% of SAFT which holds the following investments:

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)

Investment Contracts (30.42%)

GE Capital Assurance
4 Investment Contracts
(Maturities ranging from July 15, 2004 to June 15, 2007)	3.25–7.05%	$37,949,949
Hartford Life Insurance Company
3 Investment Contracts
(Maturities ranging from June 15, 2004 to March 22, 2006)	5.77–6.80	35,632,496
Jackson National Life Insurance Company
1 Investment Contract
(Maturities ranging from May 17, 2004 to December 15, 2004)	7.71	12,983,212
John Hancock Mutual Life Insurance Company
1 Investment Contract
(Maturities ranging from October 15, 2004 to January 18, 2005)	7.50	8,539,012
Metropolitan Life Insurance Company
3 Investment Contracts
(Maturities ranging from May 17, 2004 to June 15, 2006)	4.70–5.63	28,075,389
Monumental Life Insurance Company
2 Investment Contracts
(Maturities ranging from January 15, 2004 to July 17, 2006)	4.39–7.65	14,294,901
New York Life Asset Management
2 Investment Contracts
(Maturities ranging from March 15, 2004 to May 15, 2007)	3.89–5.31	26,231,328
Principal Mutual Life Insurance Company
3 Investment Contracts
(Maturities ranging from April 15, 2004 to August 15, 2007)	3.32–8.08	32,421,235
Protective Life Insurance Company
3 Investment Contracts
(Maturities ranging from August 2, 2004 to November 15, 2007)	3.23–6.10	33,200,693

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Travelers Insurance Company
5 Investment Contracts
(Maturities ranging from January 15, 2004 to July 16, 2007)	3.59–7.55%	$44,223,674

Total Investment Contracts (Cost $283,223,516)		$273,551,889

Synthetic Investment Contracts (39.21%)*

Bank of America
Contract 02-085(1)	3.65–4.25%	$78,581,600
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,123,060
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,826,650
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,511,637
Value $1,528,990
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $1,774,356
Value $1,808,211
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $3,432,666
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,435,159
Daimler Chrysler Auto Trust, 6.85%, 11/6/05
Principal $1,619,292
Value $1,655,872
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,516,448
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $1,819,819
Value $2,014,686

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,329,207
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,900,562
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,064,553
Value $2,179,652
Credit Suisse First Boston Mortgage, 3.73%, 3/15/35
Principal $1,627,683
Value $1,616,777
Credit Suisse First Boston Mortgage, 2.84%, 5/15/38
Principal $871,250
Value $849,852
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,500,299
Federal National Mortgage Association, 2.87%, 11/25/29
Principal $2,082,500
Value $2,107,407
Fleet Credit Card Master Trust II, 6.90%, 4/16/07
Principal $1,056,250
Value $1,102,154
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $1,828,660
Value $1,988,705
Fannie Mae Grantor Tust, 2.86%, 12/26/29
Principal $2,500,000
Value $2,501,050
Fannie Mae Whole Loan, 2.85%, 10/25/33
Principal $1,875,000
Value $1,863,281
Freddie Mac, 3.50%, 12/15/25
Principal $2,500,000
Value $2,353,075
Fannie Mae Whole Loan, 4.06%, 11/25/33
Principal $1,250,000
Value $1,240,725

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

FHR, 3.50%, 9/15/26
Principal $2,444,355
Value $2,441,519
GE Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $1,963,346
Value $1,978,051
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,271,375
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,903,150
JP Morgan Chase, 4.13%, 10/15/37
Principal $3,174,546
Value $3,187,880
JP Morgan Chase, 4.28%, 1/12/37
Principal $1,932,990
Value $1,962,488
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $1,932,243
Value $2,026,034
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $413,314
Value $439,498
Residential Asset Securities, 2.28%, 7/25/28
Principal $2,371,000
Value $2,334,321
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,500
Value $1,431,668
SBMS VII Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,279,000
Value $2,463,522
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $761,408
State Street Bank and Trust Company Mortgage Backed Index Fund **
Units 173,018, Value $2,973,308

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

State Street Bank and Trust Company Asset Backed Index Fund **
Units 412,868, Value $6,892,011
Interest receivable $223,566

Total value of underlying securities $79,940,721
Value of investment contracts ($1,582,687)

CDC Investment Management
Contracts WR-1168-02, WR-1168-03, WR-1168-05
(Maturities ranging from January 6, 2004 to December 10, 2035)	4.81-5.35%	$23,956,281
Underlying Securities:
Daimler Chrysler Auto Trust, 5.32%, 9/6/06
Principal $10,000,000
Value $10,342,200
GE Capital Commercial Mortgage Corp., 5.03%, 12/10/35
Principal $7,581,604
Value $7,958,107
Sears Credit Account Master Trust II, 5.65%, 3/17/09
Principal $6,250,000
Value $6,429,001
Interest receivable $88,630

Total Value of underlying securities $24,817,938
Value of Investment Contracts ($861,657)

JP Morgan Chase
Contract AABA06(1)	3.65-4.26	78,580,374
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,123,060
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,826,650
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,511,637
Value $1,528,990

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $1,774,356
Value $1,808,211
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $3,432,666
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,435,160
Daimler Chrysler Auto Trust, 6.85%, 11/6/05
Principal $1,619,292
Value $1,655,872
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,516,447
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $1,819,819
Value $2,014,685
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,329,208
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,900,562
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,064,554
Value $2,179,652
Credit Suisse First Boston Mortgage, 3.73%, 3/15/35
Principal $1,627,682
Value $1,616,777
Credit Suisse First Boston Mortgage, 2.84%, 5/15/38
Principal $871,250
Value $849,852
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,500,299
Federal National Mortgage Association, 2.87%, 11/25/29
Principal $2,082,500
Value $2,107,407

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Fleet Credit Card Master Trust II, 6.90%, 4/16/07
Principal $1,056,250
Value $1,102,155
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $1,828,660
Value $1,988,705
Fannie Mae Grantor Trust, 2.86%, 12/26/29
Principal $2,500,000
Value $2,501,050
Fannie Mae Whole Loan, 2.85%, 10/25/33
Principal $1,875,000
Value $1,863,281
Freddie Mac, 3.50%, 12/15/25
Principal $2,500,000
Value $2,353,075
Fannie Mae Whole Loan, 4.06%, 11/25/33
Principal $1,250,000
Value $1,240,725
Freddie Mac, 3.50%, 9/15/26
Principal $2,444,355
Value $2,441,519
GE Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $1,963,346
Value $1,978,051
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,271,375
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,903,150
JP Morgan Chase, 4.13%, 10/15/37
Principal $3,174,547
Value $3,187,880
JP Morgan Chase, 4.28%, 1/12/37
Principal $1,932,990
Value $1,962,488
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $1,932,243
Value $2,026,034

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $413,314
Value $439,498
Residental Asset Securities, 2.28%, 7/25/28
Principal $2,371,000
Value $2,334,321
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,500
Value $1,431,668
SBMS VII Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,279,330
Value $2,463,522
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $761,408
State Street Bank and Trust Company Mortgage Backed Index Fund**
Units 173,017, Value $2,973,309
State Street Bank and Trust Company Asset Backed Index Fund**
Units 412,869, Value $6,892,012
Interest receivable $223,565

Total value of underlying securities $80,164,287
Value of investment contracts ($1,583,913)

Monumental Life Insurance Company
Contracts MDA 00262TR-3 & TR-4
(Maturities ranging from July 15, 2005 to October 15, 2035)	4.66–5.29%	$14,299,613
Underlying Securities:
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $7,728,971
Value $8,104,135
Harley-Davidson Motorcycle Trust, 5.27%, 1/15/09
Principal $6,487,077
Value $6,730,019
Interest receivable $32,439

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Total value of underlying securities $14,866,593
Value of Investment Contracts ($566,980)

Union Bank of Switzerland

Contract 4264 (1)	3.64–4.25%	$78,581,444
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,123,060
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,826,650
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,511,637
Value $1,528,990
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $1,774,356
Value $1,808,211
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $3,432,666
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,435,159
Daimler Chrysler Auto Trust, 6.85%, 11/6/05
Principal $1,619,292
Value $1,655,872
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,516,448
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $1,819,819
Value $2,014,685
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,329,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,900,563
Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,064,554
Value $2,179,652
Credit Suisse First Boston Mortgage, 3.73%, 3/15/35
Principal $1,627,683
Value $1,616,777
Credit Suisse First Boston Mortgage, 2.84%, 5/15/38
Principal $871,250
Value $849,852
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,500,298
Federal National Mortgage Association, 2.87%, 11/25/29
Principal $2,082,500
Value $2,107,407
Fleet Credit Card Master Trust II, 6.90%, 4/16/07
Principal $1,056,250
Value $1,102,155
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $1,828,660
Value $1,988,705
Fannie Mae Grantor Trust, 2.86%, 12/26/29
Principal $2,500,000
Value $2,501,050
Fannie Mae Whole Loan, 2.85%, 10/25/33
Principal $1,875,000
Value $1,863,281
Freddie Mac, 3.50%, 12/15/25
Principal $2,500,000
Value $2,353,075
Fannie Mae Whole Loan, 4.06%, 11/25/33
Principal $1,250,000
Value $1,240,725
Freddie Mac, 3.50%, 9/15/26
Principal $2,444,354
Value $2,441,519

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

GE Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $1,963,346
Value $1,978,051
Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,271,375
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,903,150
JP Morgan Chase, 4.13%, 10/15/37
Principal $3,174,547
Value $3,187,880
JP Morgan Chase, 4.28%, 1/12/37
Principal $1,932,990
Value $1,962,488
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $1,932,243
Value $2,026,034
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $413,314
Value $439,498
Residential Asset Securities, 2.28%, 7/25/28
Principal $2,371,000
Value $2,334,320
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,500
Value $1,431,668
SBMS VII Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,279,330
Value $2,463,522
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $761,407
State Street Bank and Trust Company Mortgage Backed Index Fund **
Units 173,017 Value $2,973,309
State Street Bank and Trust Company Asset Backed Index Fund **
Units 412,869, Value $6,892,012
Interest receivable $223,565

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Total value of underlying securities $80,164,285
Value of investment contracts ($1,582,841)

Westdeutsche Lbank
Contract WLB8067 (1)	3.64–4.25%	$78,581,406
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,123,060
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,826,650
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,511,637
Value $1,528,990
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $1,774,356
Value $1,808,211
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $3,432,666
Citibank Credit Card Master Trust, 5.50%, 2/15/06
Principal $1,398,750
Value $1,435,159
Daimler Chrysler Auto Trust, 6.85%, 11/6/05
Principal $1,619,292
Value $1,655,872
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,516,448
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $1,819,819
Value $2,014,685
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,329,208
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,900,563

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Credit Suisse First Boston Mortgage, 5.26%, 12/15/35
Principal $2,064,554
Value $2,179,652
Credit Suisse First Boston Mortgage, 3.73%, 3/15/35
Principal $1,627,683
Value $1,616,777
Credit Suisse First Boston Mortgage, 2.84%, 5/15/38
Principal $871,250
Value $849,852
John Deere Owner Trust, 3.78%, 9/15/08
Principal $2,450,000
Value $2,500,298
Federal National Mortgage Association, 2.87%, 11/25/29
Principal $2,082,500
Value $2,107,407
Fleet Credit Card Master Trust II, 6.90%, 4/16/07
Principal $1,056,250
Value $1,102,155
GMAC Commercial Mortgage Securities, 6.65%, 4/15/10
Principal $1,828,660
Value $1,988,705
Fannie Mae Grantor Trust, 2.86%, 12/26/29
Principal $2,500,000
Value $2,501,050
Fannie Mae Whole Loan, 2.85%, 10/25/33
Principal $1,875,000
Value $1,863,281
Freddie Mac, 3.50%, 12/15/25
Principal $2,500,000
Value $2,353,075
Fannie Mae Whole Loan, 4.06%, 11/25/33
Principal $1,250,000
Value $1,240,725
Freddie Mac, 3.50%, 9/15/26
Principal $2,444,355
Value $2,441,519
GE Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $1,963,345
Value $1,978,051

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Honda Auto Receivables, 3.96%, 2/19/07
Principal $1,250,000
Value $1,271,375
Ikon Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,903,150
JP Morgan Chase, 4.13%, 10/15/37
Principal $3,174,547
Value $3,187,880
JP Morgan Chase, 4.28%, 1/12/37
Principal $1,932,990
Value $1,962,488
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $1,932,243
Value $2,026,034
Prudential Securities Secured Funding Corp., 6.07%, 1/15/08
Principal $413,314
Value $439,498
Residential Asset Securities, 2.28%, 7/25/28
Principal $2,371,000
Value $2,334,321
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,500
Value $1,431,668
SBMS VII Mortgage Pass-Thru Certificates, 6.51%, 7/18/09
Principal $2,279,330
Value $2,463,522
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $761,407
State Street Bank and Trust Company Mortgage Backed Index Fund **
Units 173,018, Value $2,973,308
State Street Bank and Trust Company Asset Backed Index Fund **
Units 412,868, Value $6,892,011
Interest receivable $223,564

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2003

	Effective annual percentage rate 2003	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)

Total value of underlying securities $80,164,285
Value of investment contracts ($1,582,879)

Total Synthetic Investment Contracts (cost $352,580,718)		$352,580,718

	Units	Amortized Value
Short-Term Investments (30.36%)
State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund **
(cost $272,994,311)	272,994,311	$272,994,311

Total Investments of SAFT (cost $899,126,918)		$899,126,918

*	Synthetic investment contracts represent individual assets placed in a trust with ownership by the Fund. A third party issues a wrapper contract that guarantees owners can and must execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
**	Collective Investment Fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(1)	Global wrap contract—holds multiple underlying securities with various maturity dates.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Statement of Assets and Liabilities

December 31, 2003
ASSETS

State Street Bank collective investment funds, at value:
Stable Asset Return Fund (cost of $13,568,149 and units of 498,664)	$14,319,355
Intermediate Bond Fund (cost of $15,255,858 and units of 924,494)	16,705,914
Large Cap Value Equity Fund (cost of $2,671,161 and units of 112,687)	3,341,183
Large Cap Growth Equity Fund (cost of $2,743,070 and units of 76,769)	3,341,183
Index Equity Fund (cost of $5,464,335 and units of 246,529)	6,682,366
International Equity Fund (cost of $2,609,667 and units of 183,384)	3,341,183
Receivable for investments sold	19,235

Total assets	$47,750,419

LIABILITIES

Payable for fund shares redeemed	19,235

Total liabilities	19,235

Net assets (equivalent to $18.05 per unit based on 2,644,013 units outstanding)	$47,731,184

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Statement of Operations

For the year ended December 31, 2003
Investment income	$—

Net Realized and Unrealized Gain on Investments
Net realized gain on investments	80,601
Change in net unrealized appreciation	5,273,384

Net realized and unrealized gain on investments	5,353,985

Net increase in net assets resulting from operations	$5,353,985

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment income	$—	$—
Net realized gain on investments	1,046,953	80,601
Net change in unrealized appreciation (depreciation) on investments	(1,763,917)	5,273,384

Net increase (decrease) in net assets resulting from operations	(716,964)	5,353,985

From unitholder transactions
Proceeds from sales of units	11,403,318	13,189,130
Cost of units redeemed	(7,663,333)	(5,177,376)

Net increase in net assets resulting from unitholder transactions	3,739,985	8,011,754

Net increase in net assets	3,023,021	13,365,739
Net assets beginning of year	31,342,424	34,365,445

Net assets end of year	$34,365,445	$47,731,184

Number of units
Outstanding—beginning of year	1,906,106	2,148,004
Sold	716,629	800,140
Redeemed	(474,731)	(304,131)

Outstanding—end of year	2,148,004	2,644,013

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Structured Portfolio Service

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$—	$—	$—	$—	$—
Expenses*†	—	—	—	—	—

Net investment loss	—	—	—	—	—
Net realized and unrealized gain (loss) on investments	1.37	.39	(.01)	(.44)	2.05

Net increase (decrease) in unit value	1.37	.39	(.01)	(.44)	2.05
Net asset value at beginning of period	14.69	16.06	16.45	16.44	16.00

Net asset value at end of period	$16.06	$16.45	$16.44	$16.00	$18.05

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment loss to average net assets	—	—	—	—	—
Portfolio turnover**	46%	30%	38%	40%	22%
Total return	9.33%	2.43%	(0.06)%	(2.68)%	12.81%
Net assets at end of period (in thousands)	$25,820	$30,258	$31,342	$34,365	$47,731

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
†	Expenses do not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Statement of Assets and Liabilities

December 31, 2003
ASSETS

State Street Bank collective investment funds, at value:
Stable Asset Return Fund (cost of $14,646,507 and units of 546,210)	15,684,661
Intermediate Bond Fund (cost of $41,994,694 and units of 2,603,935)	47,053,984
Large Cap Value Equity Fund (cost of $11,815,979 and units of 476,091)	14,116,195
Large Cap Growth Equity Fund (cost of $12,833,589 and units of 324,340)	14,116,195
Index Equity Fund (cost of $33,380,125 and units of 1,330,884)	36,074,721
International Equity Fund (cost of $21,175,981 and units of 1,291,301)	23,526,992
Mid-Cap Value Equity Fund (cost of $2,480,438 and units of 245,770)	3,136,932
Mid-Cap Growth Equity Fund (cost of $2,317,253 and units of 185,231)	3,136,932
Receivable for investments sold	3,093,900

Total assets	159,940,512

LIABILITIES

Payable for fund shares redeemed	3,093,900

Total liabilities	3,093,900

Net assets (equivalent to $18.80 per unit based on 8,343,573 its outstanding)	$156,846,612

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Statement of Operations

For the year ended December 31, 2003
Investment income	$—

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments	(2,219,481)
Change in net unrealized appreciation	27,354,175

Net realized and unrealized gain on investments	25,134,694

Net increase in net assets resulting from operations	$25,134,694

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment loss	$—	$—
Net realized gain (loss) on investments	6,339,877	(2,219,481)
Net change in unrealized appreciation (depreciation) on investments	(17,763,521)	27,354,175

Net increase (decrease) in net assets resulting from operations	(11,423,644)	25,134,694

From unitholder transactions
Proceeds from sales of units	24,284,830	30,565,728
Cost of units redeemed	(11,695,390)	(10,875,086)

Net increase in net assets resulting from unitholder transactions	12,589,440	19,690,642

Net increase in net assets	1,165,796	44,825,336
Net assets at beginning of year	110,855,480	112,021,276

Net assets at end of year	$112,021,276	$156,846,612

Number of units
Outstanding—beginning of year	6,417,587	7,156,763
Sold	1,471,977	1,829,098
Redeemed	(732,801)	(642,288)

Outstanding—end of year	7,156,763	8,343,573

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Structured Portfolio Service

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$—	$—	$—	$—	$—
Expenses*†	—	—	—	—	—

Net investment loss	—	—	—	—	—
Net realized and unrealized gain (loss) on investments	2.37	(.41)	(1.04)	(1.62)	3.15

Net increase (decrease) in unit value	2.37	(.41)	(1.04)	(1.62)	3.15
Net asset value at beginning of period	16.35	18.72	18.31	17.27	15.65

Net asset value at end of period	$18.72	$18.31	$17.27	$15.65	$18.80

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment loss to average net assets	—	—	—	—	—
Portfolio turnover**	24%	29%	28%	31%	17%
Total return	14.50%	(2.19)%	(5.68)%	(9.38)%	20.13%
Net assets at end of period (in thousands)	$112,343	$120,387	$110,855	$112,021	$156,847

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
†	Expenses do not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Statement of Assets and Liabilities

December 31, 2003
ASSETS
State Street Bank collective investment funds, at value:
Intermediate Bond Fund (cost of $16,720,180 and units of 1,015,942)	18,358,408
Large Cap Value Equity Fund (cost of $13,363,816 and units of 536,610)	15,910,620
Large Cap Growth Equity Fund (cost of $12,311,012 and units of 365,570)	15,910,620
Index Equity Fund (cost of $36,595,661 and units of 1,354,572)	36,716,815
International Equity Fund (cost of $24,889,821 and units of 1,343,491)	24,477,877
Small Cap Equity Fund (cost of $3,157,140 and units of 61,667)	3,671,681
Mid-Cap Value Equity Fund (cost of $2,924,638 and units of 287,667)	3,671,681
Mid-Cap Growth Equity Fund (cost of $2,737,860 and units of 216,807)	3,671,682
Receivable for fund units sold	736,743

Total assets	123,126,127

LIABILITIES
Payable for fund shares redeemed	736,743

Total liabilities	736,743

Net assets (equivalent to $19.19 per unit based on 6,377,795 units outstanding)	122,389,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Statement of Operations

For the year ended December 31, 2003
Investment income	$—

Net Realized and Unrealized Gain on Investments
Net realized gain on investments	1,199,316
Change in net unrealized appreciation	24,575,675

Net realized and unrealized gain on investments	25,774,991

Net increase in net assets resulting from operations	$25,774,991

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Statement of Changes in Net Assets

	For the years ended December 31,
	2002	2003
From operations
Net investment loss	$—	$—
Net realized gain on investments	3,112,084	1,199,316
Net change in unrealized appreciation (depreciation) on investments	(20,149,060)	24,575,675

Net increase (decrease) in net assets resulting from operations	(17,036,976)	25,774,991

From unitholder transactions
Proceeds from sales of units	12,120,526	22,730,418
Cost of units redeemed	(9,896,824)	(10,444,104)

Net increase in net assets resulting from unitholder transactions	2,223,702	12,286,314

Net increase (decrease) in net assets	(14,813,274)	38,061,305
Net assets at beginning of year	99,141,353	84,328,079

Net assets at end of year	$84,328,079	$122,389,384

Number of units
Outstanding—beginning of year	5,484,656	5,603,154
Sold	728,593	1,371,848
Redeemed	(610,095)	(597,207)

Outstanding—end of year	5,603,154	6,377,795

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Structured Portfolio Service

Financial Highlights

(For a unit outstanding throughout the period)

	For the years ended December 31,
	1999	2000	2001	2002	2003
Investment income*	$—	$—	$—	$—	$—
Expenses*†	—	—	—	—	—

Net investment loss	—	—	—	—	—
Net realized and unrealized gain (loss) on investments	3.96	(1.50)	(2.30)	(3.03)	4.14

Net increase (decrease) in unit value	3.96	(1.50)	(2.30)	(3.03)	4.14
Net asset value at beginning of period	17.92	21.88	20.38	18.08	15.05

Net asset value at end of period	$21.88	$20.38	$18.08	$15.05	$19.19

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment loss to average net assets	—	—	—	—	—
Portfolio turnover**	22%	25%	20%	29%	17%
Total return	22.09%	(6.86)%	(11.29)%	(16.76)%	27.51%
Net assets at end of period (in thousands)	$96,543	$104,778	$99,141	$84,328	$122,389

*	Calculations prepared using the monthly average number of units outstanding during the period.
**	Reflects purchases and sales of units of the funds in which the Portfolio invests rather than turnover of such underlying funds.
†	Expenses do not include expenses charged to the funds in which the Portfolio invests.

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

Intermediate Bond Fund—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a competitive total return from current income and capital appreciation.

International Equity Fund—long term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies.

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. This underlying fund’s financial statements are available upon request from State Street Bank.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. This underlying fund’s financial statements are available upon request from State Street Bank.

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

The Funds may invest in the State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund, a collective investment fund advised by State Street Global Advisors, a division of State Street. The underlying fund’s financial statements are available upon request to State Street. As of December 31, 2003 the Balanced Fund had 16.4% and the Intermediate Bond Fund had 55.4% of their assets invested in the State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund.

The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

In the normal course of business the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However based on experience the Trust expects the risk of loss to be remote.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A.    Security Valuation

Stable Asset Return Fund:    Formerly, it was the Trust’s policy to attempt to maintain a constant price of $1.00 per unit for SARF. Since July 15, 2002, SARF no longer does so. The principal consequence of the change is that SARF is no longer accounting for the distribution and reinvestment of accrued income by issuing additional units each business day. Instead, SARF is retaining this income as undistributed amounts which comprise an accumulating component of the net asset value of SARF SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. Consistent with this objective, the short-term portfolio instruments of the collective investment fund are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund’s investors are participants in qualified benefits plans, the insurance company, bank and financial institution investment contracts are maintained at contract value (cost plus accrued interest). The values of investments in collective investment funds are based on the net asset value of the respective collective investment fund.

Other Funds and Portfolios:    Stocks listed on national securities exchanges and certain over-the-counter issues traded on the Nasdaq National Market (NASDAQ) are valued at close price, or, if no sale, at the latest available bid price. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

B.    Security Transactions and Related Investment Income

Security transactions are accounted for on the trade date (date the order to buy or sell is executed). Interest income is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date . Interest income is increased by accretion of discount and reduced by amortization of premium. Realized gains and losses are reported on the basis of identified cost of securities delivered.

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

Reported net realized gains and losses on foreign currency transactions represent net gains and losses from disposition of foreign currencies, currency gains and losses realized between the trade and settlement dates on securities transactions, and the difference between the amount of net investment income accrued and the U.S. dollar amount actually received. The effects of changes in foreign currency exchange rates on investments in securities and derivatives (other than foreign currency contracts) are not segregated in the Statement of Operations from the effects of changes in market prices of those securities, but are included with the net realized and unrealized gain or loss on investments in securities.

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

Notes to Financial Statements—(Continued)

F.    TBA Commitments and Roll Transactions

The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. A fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under “Security Valuation” above. The fund may dispose of a commitment prior to settlement if the Fund’s advisor deems it appropriate to do so. Upon settlement date, the fund may take delivery of the securities or defer (roll) the delivery to the next month.

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

Upon entering into a futures contract, the Fund is required to deposit either in cash or securities an amount (“initial margin”) equal to a certain percentage of the nominal value of the contract. Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the contract, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2003, the Fund held the following futures contracts:

Futures Contracts	Number of Contracts Long/(Short)	Notional Cost	Maturity Date	Unrealized Gain/ (Loss)
Germany Fed Rep Bonds 10 Year	7,200,000	$8,062,290	03/08/2004	$103,757
UK Treasury Bonds	1,125,000	1,068,149	09/15/2004	9,005
Eurodollar Futures	5,750,000	5,565,914	06/13/2005	12,161
Eurodollar Futures	31,500,000	30,340,400	09/19/2005	102,775
Eurodollar Futures	2,500,000	2,406,625	12/19/2005	1,875
Eurodollar Futures	3,000,000	2,849,400	03/19/2007	8,700
U.S. Treasury Notes 10 Year	56,700,000	63,040,746	03/22/2004	613,863
U.S. Treasury Bonds	(4,100,000)	(4,433,122)	03/22/2004	(48,691)

H.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2003 neither Fund held any forward foreign currency contracts.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2003, the Fund held the following interest rate swap contracts:

Notional Amount Fund/Counterparty	Expiration Date	Description	Net Unrealized Appreciation (Depreciation)
520,000,000 JPY	6/02/2012	Agreement with Goldman Sachs Capital Market, dated 08/07/2003 to pay the notional amount multiplied by the six-month JPY-LIBOR and receive the notional amount multiplied by 1.07%.	$128,899

6,800,000	06/16/2014	Agreement with UBS AG, dated 12/ 03/2003 to pay 5.00% per year times the notional amount and receive the notional amount multiplied by the six-month EUR-EURIBOR.	(290,958)

9,200,000	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 08/05/2003 to pay the notional amount multiplied by the six-month EUR-EURIBOR rate and receive the notional amount multiplied by 3.50%.	51,722

8,900,000 EUR	09/15/2005	Agreement with Barclays Bank PLC, dated 09/15/2003 to pay the the notional amount multiplied by the six-month EUR-EURIBOR and receive the notional amount multiplied by 3.50%.	50,035

5,500,000 CHF	03/29/2005	Agreement with Merrill Lynch & Co., dated 10/31/2003 to pay the notional amount multiplied by the three-month CHF-LIBOR rate and receive the notional amount multiplied by 1.50%.	471

2,300,000 GBP	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 10/30/2003 to pay the notional amount multiplied by the six-month GBP-LIBOR rate and receive the notional amount multiplied by 4.00%.	(32,283)

4,000,000	06/16/2009	Agreement with Bank of America N.A., dated 12/10/2003 to pay the notional amount multiplied by the three-month LIBOR rate and receive the notional amount multiplied by 4.00% per year.	(7,872)

8,000,000	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 11/06/2003 to pay the notional amount multiplied by the three-month LIBOR rate and receive the notional amount multiplied by 3.25%.	62,544

6,300,000 GBP	03/17/2005	Agreement with Merrill Lynch Capital Services, dated 09/15/2003 to pay the notional amount multiplied by the six-month GBP-LIBOR rate and to receive the notional amount multiplied by 4.25%.	(27,524)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Notional Amount Fund/Counterparty	Expiration Date	Description	Net Unrealized Appreciation (Depreciation)

800,000	06/16/2014	Agreement with Goldman Sachs Capital Market, dated 12/03/2003 to pay the notional amount multiplied by the three-month LIBOR and receive the notional amount multiplied by 5.00%.	(6,648)

3,700,000	01/15/2004	Agreement with Bank Of America N.A., dated 10/15/2003 to receive the yield spread between the semi-bond three-month LIBOR and the 6.25% US Treasury yield multiplied by the notional amount to the extent that the yield spread exceeds the notional amount multiplied by 0.18% on 01/15/04 and to pay the notional amount multiplied by 18 basis points to the extent that subtracted by the yield spread between the semi-bond three-month LIBOR and the 6.25% US Treasury yield to the extent that the yield spread does not exceed 0.18% on 01/15/04.	7,226

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A summary of the written put options for the year ended December 31, 2003 is as follows:

Written Put Option Contracts	Number of Contracts	Premiums
Outstanding, beginning of period	13,000	$34,970

Options written	—	—
Options exercised		—
Options expired	—	—
Options closed	—	—

Outstanding, end of period	13,000	$34,970

At December 31, 2003, the Fund held the following written put options contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006	13,000	$12,593

Total premiums received $34,970

A summary of the written call options for the quarter ended December 31, 2003 is as follows:

Written Call Option Transactions	Number of Contracts	Premiums
Outstanding, beginning of period	183,000	$178,571

Options written	—	—
Options exercised	—	—
Options expired	170,000	142,691
Options closed	—	—

Outstanding, end of period	13,000	$35,880

At December 31, 2003, the Fund held the following written call option contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006	13,000	$8,135

Total premiums received $35,880

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

Notes to Financial Statements—(Continued)

3.    Investment Advisory, Investment Management and Related Party Transactions

State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc.; RCM Capital Management LLC, the institutional investment management area of Dresdner Bank Group; Sit Investment Associates, Inc.; Morgan Stanley Investment Management, Inc.; Alliance Capital Management L.P.’s Bernstein Investment Research and Management Unit; Pacific Investment Management Company; Ariel Capital Management; Turner Investment Partners; and effective April 1, 2003 Philadelphia International Advisors, LP and JP Morgan Fleming Asset Management Limited to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the respective Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during the year are disclosed in the prospectus and on the next page . Fee rate ranges are as follows:

Investment Advisor	Fee Rate Range
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)	.225% to .50%*
RCM Capital Management LLC (Large-Cap Growth Equity)	.25% to .70%
Philadelphia International Advisors LP (International Equity)	.45% to .75%
Sit Investment Associates (Small-Cap Equity)	.60% to 1.00%
Morgan Stanley Investment Management (Balanced)	.125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)	.15% to .50%
JP Morgan Asset Management (International Equity)	.60% to .75%
Pacific Investment Management Co. (Intermediate Bond)	.25% to .50%
Ariel Capital Management (Mid-Cap Value Equity)	.50% to .75%
Turner Investment Partners (Mid-Cap Growth Equity)	.55% to .65%

*	Subject to a 5% fee reduction based on aggregate fees.

Investment Advisor	Fees Paid for year ended December 31, 2003
Alliance Capital Management LP. (Large-Cap Value Equity)	$537,733
Ariel Capital Management (Mid-Cap Value Equity)	132,450
Capital Guardian Trust Company (Balanced)	566,304
Capital Guardian Trust Company (Large-Cap Growth Equity)	611,609
Capital Guardian Trust Company (Small-Cap Equity)	297,922
RCM Capital Management LLC (Large-Cap Growth Equity)	758,280
RCM Capital Management LLC (International Equity)	35,950
J.P. Morgan Fleming Asset Management (International Equity)	256,587
Morgan Stanley Investment Management (Balanced)	369,535
Pacific Investment Management Company (Intermediate Bond)	689,054
Sit Investment Associates (Small-Cap Equity)	832,462
Turner Investment Partners (Mid-Cap Growth Equity)	142,301
Philadelphia Investment Advisors (International)	178,393

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

T. Rowe Price International Inc., manager of the T. Rowe Price International Stock Fund, in which a portion of the International Equity Fund was invested through March 31, 2003, received investment advisory fees attributable to the investment of the International Equity Fund therein estimated to be $87,760 for the year ended December 31, 2003. T. Rowe Price International Inc. paid a .10% fee reimbursement based on investment value for administrative services which was credited to the International Equity Fund. The International Equity Fund received $9,836 relating to this fee for the year ended December 31, 2003. The International Equity Fund ceased investing in the T. Rowe Price International Fund on March 31, 2003.

A separate program fee (“Program fee”) is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

Value of Program Assets	Rate for ABRA Year ended December 31, 2003
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ABRA received Program fees of $1,495,408 for the year ended December 31, 2003.

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

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the year ended December 31, 2003 totaled $65,729 and is allocated to each Fund based on net asset value.

Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Trust to a non-interest bearing account with State Street Bank. No separate fee is charged for processing benefit payments. Rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank’s fees under the Program. The program expense fee paid to State Street Bank reflects a $300,000 reduction for earnings estimated to be attributable to outstanding benefit checks for 2003.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A fee is paid to State Street Bank for its management, administration and custody of the assets in the Trust at the following rates:

Value of Assets in all Funds	2003 Rate
First $1.0 billion	.156%
Next $1.8 billion	.058%
Over $2.8 billion	.025%

This fee is accrued on a daily basis and paid monthly from the assets of the Funds.

State Street Bank received program, trustee, management and administration fees which aggregated $12,766,739 for the year ended December 31, 2003. These fees are allocated to each Fund based on net asset value.

The Portfolios are not charged a separate trustee, management, administrative or program fee.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities, excluding U.S. Government securities and short-term investments, were as follows:

	Year Ended December 31, 2003
	Purchases	Sales
Balanced Fund	$494,562,480	$482,535,252
Index Equity Fund	49,587,505	18,557,805
Intermediate Bond Fund	919,060,743	926,982,352
International Equity Fund	141,189,628	132,108,425
Large-Cap Growth Equity Fund	186,934,022	223,633,858
Large-Cap Value Equity Fund	88,860,131	74,765,259
Mid-Cap Growth Equity Fund	57,882,428	28,501,674
Mid-Cap Value Equity Fund	19,101,841	2,625,435
Small-Cap Equity Fund	126,254,181	119,576,588
Stable Asset Return Fund	—	—
Conservative Structured Portfolio Service	17,316,258	9,285,270
Moderate Structured Portfolio Service	44,555,396	21,770,852
Aggressive Structured Portfolio Service	30,134,214	17,111,156

The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:

	Year Ended December 31, 2003
	Purchases	Sales
Balanced Fund	$357,473,811	$298,266,902
Intermediate Bond Fund	906,682,478	865,515,544

5.    Geographic and Industry Concentration

American Depositary Receipts (“ADRs”) represent ownership of foreign securities on deposit with a domestic custodian bank. Certain Funds maintain investments in ADRs, as well as direct investments in foreign securities, which involve special risks. These securities may be subject to foreign government

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

6.    Securities Lending Income

The collective investment funds in which the Index Equity Fund, Large-Cap Growth Equity Fund, and Large-Cap Value Equity Fund invest are authorized to participate in the Global Securities Lending Program maintained by State Street Bank, under which securities held by the collective investment funds are loaned by State Street Bank, as agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the market value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the collective investment fund and State Street Bank in its capacity as lending agent.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fourth Amended and Restated Fund Declaration for the Intermediate Bond Fund included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.5	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Balanced Fund included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Index Equity Fund included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Small-Cap Equity Fund included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Structured Portfolio Service, included in Exhibits No. 3.1 through 3.13 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.10	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement dated July 31, 1995 by and between State Street Bank and Trust Company and Sanford Bernstein & Co. Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

10.17	Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc. included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney.

31.1*	Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.