Form 10-Q
period 2004-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2004-05-07
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 333-113653

AMERICAN BAR ASSOCIATION MEMBERS/

STATE STREET COLLECTIVE TRUST

(Exact name of registrant as specified in its charter)

Massachusetts	04-6691601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts	02110 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number : (617) 786-3000

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $420,298,842)	$482,913,965
Cash	67,897
Receivable for investments sold	10,845,346
Receivable for fund units sold	373,579
Dividends and interest receivable	1,422,996

Total assets	495,623,783

Liabilities
Payable for investments purchased	28,639,968
Investment advisory fee payable	90,557
State Street Bank and Trust Company—program fee payable	110,976
Trustee, management and administration fees payable	30,938
American Bar Retirement Association—program fee payable	17,850
Other accruals	16,260

Total liabilities	28,906,549

Net assets (equivalent to $ 73.54 per unit based on 6,346,540 units outstanding)	$466,717,234

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends (net of foreign tax expense of $28,902)	$1,063,195
Interest	1,701,916
Securities Lending income	3,870

Total investment income	2,768,981

Expenses
Investment advisory fee	268,378
State Street Bank and Trust Company—program fee	337,120
American Bar Retirement Association—program fee	52,234
Trustee, management and administration fees	91,337
Reports to unitholders	22,848
Legal and audit fees	28,120
Registration fees	1,758
Other fees	5,858

Total expenses	807,653

Net investment income	1,961,328

Net Realized and Unrealized Gain on Investments:
Net realized gain	5,097,546
Change in net unrealized appreciation	2,950,727

Net realized and unrealized gain on investments	8,048,273

Net increase in net assets resulting from operations	$10,009,601

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$1,961,328
Net realized gain on investments	5,097,546
Net change in unrealized appreciation on investments	2,950,727

Net increase in net assets resulting from operations	10,009,601

From unitholder transactions
Proceeds from units issued	10,440,541
Cost of units redeemed	(11,593,886)
Net decrease in net assets resulting from unitholder transactions	(1,153,345)

Net increase in net assets	8,856,256
Net Assets
Beginning of period	457,860,978

End of period	$466,717,234

Number of Units
Outstanding-beginning of period	6,362,019
Sold	141,363
Redeemed	(156,842)

Outstanding-end of period	6,346,540

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.43
Net expenses†	(0.13)

Net investment income	0.30
Net realized and unrealized gain on investments	1.27

Net increase in unit value	1.57
Net asset value at beginning of period	71.97

Net asset value at end of period	$73.54

Ratio of net expenses to average net assets*†	0.69%
Ratio of net investment income to average net assets*	1.67%
Portfolio turnover**	16%
Total return	2.18%
Number of units outstanding at end of period (in thousands)	6,347

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $357,121,077 and units 38,594,613)	$343,993,790
Cash	762,766
Receivable for fund units sold	1,195,729

Total assets	345,952,285

Liabilities
Payable for investments purchased	762,726
State Street Bank and Trust Company—program fee payable	74,223
Trustee, management and administration fees payable	20,848
American Bar Retirement Association—program fee payable	12,060
Other accruals	8,784

Total liabilities	878,641

Net assets (equivalent to $ 27.67 per unit based on 12,470,096 units outstanding)	$345,073,644

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Securities Lending income from underlying fund	$7,429

Expenses
State Street Bank and Trust Company—program fee	238,666
Trustee, management and administration fees	64,682
American Bar Retirement Association—program fee	36,986
Reports to unitholders	16,174
Legal and audit fees	19,907
Registration fees	1,244
Other fees	4,147

Total expenses	381,806

Net investment loss	(374,377)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss	(1,143,861)
Change in net unrealized appreciation on investments	8,108,739

Net realized and unrealized gain on investments	6,964,878

Net increase in net assets resulting from operations	$6,590,501

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment loss	$(374,377)
Net realized loss on investments	(1,143,861)
Net change in unrealized appreciation on investments	8,108,739

Net increase in net assets resulting from operations	6,590,501

From unitholder transactions
Proceeds from units issued	23,536,878
Cost of units redeemed	(3,933,372)

Net increase in net assets resulting from unitholder transactions	19,603,506

Net increase in net assets	26,194,007
Net assets
Beginning of period	318,879,637

End of period	$345,073,644

Number of Units
Outstanding-beginning of period	11,764,241
Sold	847,900
Redeemed	(142,045)

Outstanding-end of period	12,470,096

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income†	$0.00
Net expenses††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain on investments	0.59

Net increase in unit value	0.56
Net asset value at beginning of period	27.11

Net asset value at end of period	$27.67

Ratio of net expenses to average net assets*††	0.45%
Ratio of net investment loss to average net assets*	(0.44)%
Portfolio turnover**	2%
Total return	2.07%
Number of units outstanding at end of period (in thousands)	12,470

*	Annualized.
**	Not annualized. Reflects purchases and sales of units of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Amounts less than $.005 per unit are rounded to zero.
††	Net expenses includes only those expenses charged directly to the Fund and does not incude expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $248,735,978)	$250,899,875
Foreign currency, at value (cost $757,455)	765,626
Cash	2,215,054
Receivable for foreign currency sold	16,296,806
Receivable for investments sold	19,705,121
Receivable for open swap contracts	248,026
Receivable for futures variation margin	361,645
Interest receivable	1,486,660

Total assets	291,978,813

Liabilities
Payable for investments purchased	28,632,852
Payable for foreign currency purchased	16,174,588
Payable for fund shares redeemed	1,223,018
Payable for open swap contract	589,062
Option written, at value (premiums received $393,714)	384,878
Payable for futures variation margin	19,926
Investment advisory fee payable	59,619
State Street Bank and Trust Company—program fee payable	57,900
Trustee, management and administration fees payable	16,144
American Bar Retirement Association—program fee payable	9,322
Other accruals	8,499

Total liabilities	47,175,808

Net assets (equivalent to $ 18.48 per unit based on 13,249,005 units outstanding)	$244,803,005

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Interest	$1,024,037

Total investment income	1,024,037

Expenses
Investment advisory fee	172,631
State Street Bank and Trust Company—program fee	171,236
American Bar Retirement Association—program fee	26,552
Trustee, management and administration fees	46,428
Reports to unitholders	11,614
Legal and audit fees	14,294
Registration fees	893
Other fees	2,978

Total expenses	446,626

Net investment income	577,411

Net Realized and Unrealized Gain on Investments
Net realized gain on:
Investments	1,418,028
Foreign currency transactions and forward currency exchange contracts	216,567
Futures	2,463,841

4,098,436

Change in net unrealized appreciation (depreciation) on:
Investments	(99,262)
Foreign currency tranactions and forward currency exchange contracts	405,437
Written options	(11,892)
Futures	715,044
Swaps	(341,037)

668,290
Net realized and unrealized gain on investments	4,766,726

Net increase in net assets resulting from operations	$5,344,137

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$577,411
Net realized gain on investments	4,098,436
Net change in unrealized depreciation on investments	668,290

Net increase in net assets resulting from operations	5,344,137

From unitholder transactions
Proceeds from sales of units	12,166,949
Cost of units redeemed	(8,718,642)

Net increase in net assets resulting from participant transactions	3,448,307

Total increase in net assets	8,792,444
Net Assets
Beginning of period	236,010,561
End of period	$244,803,005

Number of Units
Outstanding-beginning of period	13,060,672
Sold	665,272
Redeemed	(476,939)

Outstanding-end of period	13,249,005

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.08
Net expenses†	(0.03)

Net investment income	0.05
Net realized and unrealized gain on investments	0.36

Net increase in unit value	0.41
Net asset value at beginning of period	18.07

Net asset value at end of period	$18.48

Ratio of net expenses to average net assets*†	0.75%
Ratio of net investment income to average net assets*	0.97%
Portfolio turnover**	52%
Total return	2.27%
Number of units outstanding at end of period (in thousands)	13,249

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $99,800,582)	$127,733,725
Foreign currency, at value (cost $221,121)	222,712
Cash	5,611
Receivable for investments sold	134,275
Receivable for fund units sold	123,463
Receivable for foreign currency sold	1,155,552
Dividends receivable	420,907
Tax reclaims receivable	85,211

Total assets	129,881,456

Liabilities
Payable for investments purchased	1,122,728
Payable for fund units purchased	1,292,257
Payable for foreign currency purchased	1,156,614
Tax withholding payable	33,830
Investment advisory fee payable	64,150
State Street Bank and Trust Company—program fee payable	29,403
Trustee, management and administration fees payable	8,197
American Bar Retirement Association—program fee payable	4,727
Other accruals	2,811

Total liabilities	3,714,717

Net assets (equivalent to $ 18.75 per unit based on 6,730,608 units outstanding)	$126,166,739

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends (net of foreign tax expense of $48,457)	$593,656
Interest	11,420
Securities Lending income	672

Total investment income	605,748

Expenses
Investment advisory fee	186,771
State Street Bank and Trust Company—program fee	87,840
American Bar Retirement Association—program fee	13,614
Trustee, management and administration fees	23,805
Reports to unitholders	5,954
Legal and audit fees	7,327
Registration fees	458
Other fees	1,527

Total expenses	327,296

Net investment income	278,452

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain on investments sold	4,004,514
Net realized loss on foreign currency	(10,092)
Change in net unrealized depreciation on investments	(846,982)
Change in net unrealized depreciation on foreign currency	(8,423)

Net realized and unrealized gain on investments	3,139,017

Net increase in net assets resulting from operations	$3,417,469

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$278,452
Net realized gain on investments	3,994,422
Net change in unrealized depreciation on investments	(855,405)

Net increase in net assets resulting from operations	3,417,469

From unitholder transactions
Proceeds from units issued	20,614,580
Cost of units redeemed	(13,231,402)

Net increase in net assets resulting from unitholder transactions	7,383,178

Net increase in net assets	10,800,647
Net Assets
Beginning of period	115,366,092

End of period	$126,166,739

Number of Units
Outstanding-beginning of period	6,331,977
Sold	1,105,776
Redeemed	(707,145)

Outstanding-end of period	6,730,608

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.09
Net expenses†	(0.05)

Net investment income	0.04
Net realized and unrealized gain on investments	0.49

Net increase in unit value	0.53
Net asset value at beginning of period	18.22

Net asset value at end of period	$18.75

Ratio of net expenses to average net assets*†	1.07%
Ratio of net investment income to average net assets*	0.91%
Portfolio turnover**	11%
Total return	2.91%
Number of units outstanding at end of period (in thousands)	6,731

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $708,709,581)	$838,691,499
Cash	277,332
Receivable for investments sold	7,434,932
Receivable for fund units sold	624,556
Dividends and interest receivable	662,569

Total assets	847,690,888

Liabilities
Payable for investments purchased	5,443,492
Payable for fund units purchased	395,824
Investment advisory fee payable	268,717
State Street Bank and Trust Company—program fee payable	199,283
Trustee, management and administration fees payable	55,621
American Bar Retirement Association—program fee payable	32,068
Other accruals	32,415

Total liabilities	6,427,420

Net assets (equivalent to $ 43.96 per unit based on 19,138,481 units outstanding)	$841,263,468

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends (net of foreign tax expense of $36,470)	$1,673,951
Interest	24,156
Securities Lending income	6,757
Other income	618

Total investment income	1,705,482
Expenses
Investment advisory fee	386,686
State Street Bank and Trust Company—program fee	612,551
American Bar Retirement Association—program fee	94,942
Trustee, management and administration fees	166,064
Reports to unitholders	41,531
Legal and audit fees	51,115
Registration fees	3,195
Other fees	10,649

Total expenses	1,366,733
Net investment income	338,749

Net Realized and Unrealized Gain on Investments
Net realized gain:	9,217,896
Change in net unrealized depreciation:	(1,059,658)

Net realized and unrealized gain on investments	8,158,238

Net increase in net assets resulting from operations	$8,496,987

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$338,749
Net realized gain on investments	9,217,896
Net change in unrealized depreciation on investments	(1,059,658)

Net increase in net assets resulting from operations	8,496,987

From unitholder transactions
Proceeds from units issued	13,494,225
Cost of units redeemed	(20,820,428)

Net decrease in net assets resulting from unitholder transactions	(7,326,203)

Net increase in net assets	1,170,784
Net Assets
Beginning of period	840,092,684
End of period	$841,263,468

Number of Units
Outstanding-beginning of period	19,301,445
Sold	303,156
Redeemed	(466,120)

Outstanding-end of period	19,138,481

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.09
Net expenses†	(0.07)

Net investment income	0.02
Net realized and unrealized gain on investments	0.42

Net increase in unit value	0.44
Net asset value at beginning of period	43.52

Net asset value at end of period	$43.96

Ratio of net expenses to average net assets*†	0.64%
Ratio of net investment income to average net assets*	0.16%
Portfolio turnover**	7%
Total return	1.01%
Number of units outstanding at end of period (in thousands)	19,138

*	Annualized.
**	Not annualized. Reflects purchases and sales of units of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $259,422,324)	$302,323,915
Cash	121,296
Receivable for investments sold	861,696
Receivable for fund units sold	343,512
Dividends and interest receivable	354,988

Total assets	304,005,407

Liabilities
Payable for investments purchased	120,065
Payable for fund units purchased	1,202,814
Investment advisory fee payable	54,810
State Street Bank and Trust Company—program fee payable	70,896
Trustee, management and administration fees payable	19,778
American Bar Retirement Association—program fee payable	11,380
Other accruals	8,273

Total liabilities	1,488,016

Net assets (equivalent to $ 30.75 per unit based on 9,836,885 units outstanding)	$302,517,391

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends	$1,256,055
Interest	20,694
Securities Lending income	3,173

Total investment income	1,279,922

Expenses
Investment advisory fee	160,612
State Street Bank and Trust Company—program fee	214,200
American Bar Retirement Association—program fee	33,155
Trustee, management and administration fees	58,055
Reports to unitholders	14,543
Legal and audit fees	17,900
Registration fees	1,119
Other fees	3,729

Total expenses	503,313

Net investment income	776,609

Net Realized and Unrealized Gain on Investments
Net realized gain	5,521,135
Change in net unrealized appreciation	4,392,720

Net realized and unrealized gain on investments	9,913,855

Net increase in net assets resulting from operations	$10,690,464

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$776,609
Net realized gain on investments	5,521,135
Net change in unrealized appreciation on investments	4,392,720

Net increase in net assets resulting from operations	10,690,464

From unitholder transactions
Proceeds from units issued	33,711,194
Cost of units redeemed	(27,988,734)

Net increase in net assets resulting from unitholder transactions	5,722,460

Net increase in net assets	16,412,924

Net Assets
Beginning of period	286,104,467

End of period	$302,517,391

Number of Units
Outstanding-beginning of period	9,647,368
Sold	1,102,750
Redeemed	(913,233)

Outstanding-end of period	9,836,885

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.13
Net expenses†	(0.05)

Net investment income	0.08
Net realized and unrealized gain on investments	1.01

Net increase in unit value	1.09
Net asset value at beginning of period	29.66

Net asset value at end of period	$30.75

Ratio of net expenses to average net assets*†	0.67%
Ratio of net investment income to average net assets*	1.04%
Portfolio turnover**	8%
Total return	3.67%
Number of units outstanding at end of period (in thousands)	9,837

*	Annualized.
**	Not annualized. Reflects purchases and sales of units of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $53,455,084)	$59,892,403
Receivable for investments sold	1,475,992
Receivable for fund units sold	142,732
Dividends and interest receivable	5,929

Total assets	61,517,056

Liabilities
Payable for investments purchased	307,700
Investment advisory fee payable	91,819
State Street Bank and Trust Company—program fee payable	14,113
Trustee, management and administration fees payable	3,930
American Bar Retirement Association—program fee payable	2,267
Other accruals	451

Total liabilities	420,280

Net assets (equivalent to $ 17.42 per unit based on 3,507,975 units outstanding)	$61,096,776

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends	$21,812
Interest	9,703
Securities Lending income	881

Total investment income	32,396

Expenses
Investment advisory fee	91,819
State Street Bank and Trust Company—program fee	40,852
American Bar Retirement Association—program fee	6,328
Trustee, management and administration fees	11,063
Reports to unitholders	2,766
Legal and audit fees	3,405
Registration fees	213
Other fees	709

Total expenses	157,155

Net investment loss	(124,759)

Net Realized and Unrealized Gain on Investments:
Net realized gain	1,300,976
Change in net unrealized appreciation	32,337

Net realized and unrealized gain on investments	1,333,313

Net increase in net assets resulting from operations	$1,208,554

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment loss	$(124,759)
Net realized gain on investments	1,300,976
Unrealized appreciation of investments during the period	32,337

Net increase in net assets resulting from operations	1,208,554

From unitholder transactions
Proceeds from sales of units	14,848,525
Cost of units redeemed	(2,312,003)
Net increase in net assets resulting from participant transactions	12,536,522

Total increase in net assets	13,745,076

Net Assets
Beginning of period	47,351,700

End of period	$61,096,776

Number of Units
Outstanding-beginning of period	2,796,112
Sold	848,801
Redeemed	(136,938)

Outstanding-end of period	3,507,975

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.01
Net expenses†	(0.05)

Net investment loss	(0.04)
Net realized and unrealized gain on investments	0.53

Net increase in unit value	0.49
Net asset value at beginning of period	16.93

Net asset value at end of period	$17.42

Ratio of net expenses to average net assets*†	1.10%
Ratio of net investment loss to average net assets*	(0.87)%
Portfolio turnover**	39%
Total return	2.89%
Number of units outstanding at end of period (in thousands)	3,508

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $32,649,832)	$39,117,128
Cash	4,025
Receivable for fund units sold	110,153
Dividends and interest receivable	34,144

Total assets	39,265,450

Liabilities
Payable for investments purchased	391,381
Payable for fund units purchased	74,106
Investment advisory fee payable	20,510
State Street Bank and Trust Company—program fee payable	9,096
Trustee, management and administration fees payable	2,529
American Bar Retirement Association—program fee payable	1,459
Other accruals	613

Total liabilities	499,694

Net assets (equivalent to $ 13.27 per unit based on 2,920,957 units outstanding)	$38,765,756

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends	$95,276
Interest	9,915
Securities Lending income	341

Total investment income	105,532

Expenses
Investment advisory fee	57,574
State Street Bank and Trust Company—program fee	25,848
American Bar Retirement Association—program fee	4,005
Trustee, management and administration fees	7,004
Reports to unitholders	1,751
Legal and audit fees	2,156
Registration fees	135
Other fees	449

Total expenses	98,922

Net investment income	6,610

Net Realized and Unrealized Gain on Investments
Net realized gain	255,388
Change in net unrealized appreciation	1,055,264

Net realized and unrealized gain on investments	1,310,652

Net increase in net assets resulting from operations	$1,317,262

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$6,610
Net realized gain on investments	255,388
Net change in unrealized appreciation on investments	1,055,264

Net increase in net assets resulting from operations	1,317,262

From unitholder transactions
Proceeds from units issued	7,609,282
Cost of units redeemed	(1,353,109)

Net increase in net assets resulting from unitholder transactions	6,256,173

Net increase in net assets	7,573,435
Net Assets
Beginning of period	31,192,321

End of period	$38,765,756

Number of Units
Outstanding-beginning of period	2,443,658
Sold	581,433
Redeemed	(104,134)

Outstanding-end of period	2,920,957

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.04
Net expenses†	(0.04)

Net investment income	0.00
Net realized and unrealized gain on investments	0.51

Net increase in unit value	0.51
Net asset value at beginning of period	12.76

Net asset value at end of period	$13.27

Ratio of net expenses to average net assets*†	1.10%
Ratio of net investment income to average net assets*	0.07%
Portfolio turnover**	3%
Total return	4.00%
Number of units outstanding at end of period (in thousands)	2,921

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $279,948,995)	$326,440,845
Cash	27,348
Receivable for investments sold	1,531,705
Receivable for fund units sold	195,725
Dividends and interest receivable	178,183

Total assets	328,373,806

Liabilities
Payable for investments purchased	3,408,374
Payable for fund units purchased	1,979
Investment advisory fee payable	280,372
State Street Bank and Trust Company—program fee payable	76,110
Trustee, management and administration fees payable	21,239
American Bar Retirement Association—program fee payable	12,243
Other accruals	7,604

Total liabilities	3,807,921

Net assets (equivalent to $ 61.41 per unit based on 5,285,581 units outstanding)	$324,565,885

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Dividends	$513,670
Interest	38,740
Securities Lending income	10,474

Total investment income	562,884

Expenses
Investment advisory fee	342,747
State Street Bank and Trust Company—program fee	232,703
American Bar Retirement Association—program fee	36,075
Trustee, management and administration fees	62,993
Other expenses	30,460

Total expenses	704,978

Net investment loss	(142,094)

Net Realized and Unrealized Gain on Investments
Net realized gain	11,524,582
Change in net unrealized depreciation	(1,660,794)

Net realized and unrealized gain on investments	9,863,788

Net increase in net assets resulting from operations	$9,721,694

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment loss	$(142,094)
Net realized gain on investments	11,524,582
Net change in unrealized depreciation on investments	(1,660,794)

Net increase in net assets resulting from operations	9,721,694

From unitholder transactions
Proceeds from units issued	9,239,880
Cost of units redeemed	(9,091,948)

Net increase in net assets resulting from unitholder transactions	147,932

Net increase in net assets	9,869,626
Net Assets
Beginning of period	314,696,259

End of period	$324,565,885

Number of Units
Outstanding-beginning of period	5,285,323
Sold	148,560
Redeemed	(148,302)

Outstanding-end of period	5,285,581

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.11
Net expenses†	(0.13)

Net investment loss	(0.02)
Net realized and unrealized gain on investments	1.89

Net increase in unit value	1.87
Net asset value at beginning of period	59.54

Net asset value at end of period	$61.41

Ratio of net expenses to average net assets*†	0.87%
Ratio of net investment loss to average net assets*	(0.17)%
Portfolio turnover**	15%
Total return	3.14%
Number of units outstanding at end of period (in thousands)	5,286

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
Investments, at value (cost $851,852,793)	$851,852,793
Cash	2,346,476
Receivable for fund units sold	6,656,341

Total assets	860,855,610

Liabilities
Payable for fund shares redeemed	59,068
State Street Bank and Trust Company—program fee payable	200,868
Trustee, management and administration fees payable	56,163
American Bar Retirement Association—program fee payable	32,379
Other accruals	41,170

Total liabilities	389,648

Net assets (equivalent to $ 28.92 per unit based on 29,753,413 units outstanding)	$860,465,962

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment Income
Interest	$7,048,445

Total investment income	7,048,445

Expenses
State Street Bank and Trust Company—program fee	610,721
Trustee, management and administration fees	165,577
American Bar Retirement Association—program fee	94,665
Reports to unitholders	41,495
Legal and audit fees	51,071
Registration fees	3,192
Other fees	10,640

Total expenses	977,361

Net investment income and net increase in net assets resulting from operations	$6,071,084

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income and net increase in net assets resulting from operations	$6,071,084

From unitholder transactions
Proceeds from units issued	55,307,657
Cost of units redeemed	(83,258,718)

Net decrease in net assets resulting from unitholder transactions	(27,951,061)

Net decrease in net assets	(21,879,977)

Net Assets
Beginning of period	882,345,939

End of period	$860,465,962

Number of Units
Outstanding-beginning of period	30,727,206
Sold	1,917,438
Redeemed	(2,891,231)

Outstanding-end of period	29,753,413

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$0.23
Net expenses†	(0.03)

Net investment income	0.20
Net realized and unrealized gain on investments	—

Net increase in unit value	0.20
Net asset value at beginning of period	28.72

Net asset value at end of period	$28.92

Ratio of net expenses to average net assets*†	.46%
Ratio of net investment income to average net assets*	2.85%
Total return	0.70%
Number of units outstanding at end of period (in thousands)	29,753

*	Annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Conservative Portfolio

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
State Street Bank collective investment funds, at value
Stable Asset Return Fund (cost of $14,139,779 and units of 515,208)	$14,899,767
Intermediate Bond Fund (cost of $15,753,475 and units of 940,695)	17,383,061
Large-Cap Value Equity Fund (cost of $2,733,195 and units of 113,049)	3,476,612
Large-Cap Growth Equity Fund (cost of $2,849,464 and units of 79,091)	3,476,612
Index Equity Fund (cost of $5,626,521 and units of 251,272)	6,953,224
International Equity Fund (cost of $2,671,706 and units of 185,468)	3,476,612
Receivable for investments sold	195,753
Receivable for fund units sold	140,263

Total assets	50,001,904

Liabilities
Payable for investments purchased	336,015

Total liabilities	336,015

Net assets (equivalent to $ 18.38 per unit based on 2,701,593 units outstanding)	$49,665,889

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Conservative Portfolio

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment income	$—

Net Realized and Unrealized Gain on Investments
Net realized gain on investments	412,881
Change in net unrealized appreciation	472,805

Net realized and unrealized gain on investments	885,686

Net increase in net assets resulting from operations	$885,686

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$—

Net realized gain on investments	412,881
Net change in unrealized appreciation investments	472,805

Net increase in net assets resulting from operations	885,686

From unitholder transactions
Proceeds from units issued	3,294,217
Cost of units redeemed	(2,245,198)
Net increase in net assets resulting from unitholder transactions	1,049,019

Net increase in net assets	1,934,705
Net Assets
Beginning of period	47,731,184

End of period	$49,665,889

Number of units
Outstanding-beginning of period	2,644,013
Sold	180,004
Redeemed	(122,424)

Outstanding-end of period	2,701,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$—

Expenses†	—

Net investment income	—

Net realized and unrealized gain on investments	0.33

Net increase in unit value	0.33
Net asset value at beginning of period	18.05

Net asset value at end of period	$18.38

Ratio of expenses to average net assets*†	0.00%
Ratio of net investment income to average net assets*	0.00%
Portfolio turnover**	6%
Total return	1.83%
Number of units outstanding at end of period (in thousands)	2,702

*	Annualized
**	Not annualized. Reflects purchases and sales of units of the funds in which the Portfolio invests rather than the turnover of such underlying funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Moderate Portfolio

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
State Street Bank collective investment funds, at value
Stable Asset Return Fund (cost of $16,432,098 and units of 607,079)	$17,556,664
Intermediate Bond Fund (cost of $46,732,850 and units of 2,850,267)	52,669,991
Large-Cap Value Equity Fund (cost of $13,049,624 and units of 513,799)	15,800,997
Large-Cap Growth Equity Fund (cost of $14,376,177 and units of 359,464)	15,800,997
Index Equity Fund (cost of $36,864,690 and units of 1,459,242)	40,380,326
International Equity Fund (cost of $23,208,048 and units of 1,404,902)	26,334,996
Mid-Cap Value Equity Fund (cost of $2,744,272 and units of 264,578)	3,511,333
Mid-Cap Growth Equity Fund (cost of $2,622,607 and units of 201,608)	3,511,333
Receivable for investments sold	740,700
Receivable for fund units sold	692,246

Total assets	176,999,583

Liabilities
Payable for investments purchased	1,432,946

Total liabilities	1,432,946

Net assets (equivalent to $ 19.22 per unit based on 9,135,684 units outstanding)	$175,566,637

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Moderate Portfolio

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment income	$—

Net Realized and Unrealized Gain on Investments
Net realized gain on investments	203,323
Change in net unrealized appreciation	3,334,224

Net realized and unrealized gain on investments	3,537,547

Net increase in net assets resulting from operations	$3,537,547

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$—

Net realized gain on investments	203,323
Net change in unrealized appreciation investments	3,334,224

Net increase in net assets resulting from operations	3,537,547

From unitholder transactions
Proceeds from units issued	16,021,418
Cost of units redeemed	(838,940)
Net increase in net assets resulting from unitholder transactions	15,182,478

Net increase in net assets	18,720,025
Net Assets
Beginning of period	156,846,612

End of period	$175,566,637

Number of units
Outstanding-beginning of period	8,343,573
Sold	835,834
Redeemed	(43,723)
Outstanding-end of period	9,135,684

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$—

Expenses†	—

Net investment income	—

Net realized and unrealized gain on investments	0.42

Net increase in unit value	0.42
Net asset value at beginning of period	18.80

Net asset value at end of period	$19.22

Ratio of expenses to average net assets*†	0.00%
Ratio of net investment income to average net assets*	0.00%
Portfolio turnover**	2%
Total return	2.23%
Number of units outstanding at end of period (in thousands)	9,136

*	Annualized
**	Not annualized. Reflects purchases and sales of units of the funds in which the Portfolio invests rather than the turnover of such underlying funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests. Net asset value at beginning of period

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Aggressive Portfolio

Statement of Assets and Liabilities

Unaudited

March 31, 2004
Assets
State Street Bank collective investment funds, at value
Intermediate Bond Fund (cost of $17,604,914 and units of 1,056,059)	19,514,872
Large-Cap Value Equity Fund (cost of $13,928,287 and units of 549,955)	16,912,888
Large-Cap Growth Equity Fund (cost of $13,558,684 and units of 384,759)	16,912,888
Index Equity Fund (cost of $38,157,198 and units of 1,410,435)	39,029,742
International Equity Fund (cost of $25,372,662 and units of 1,388,088)	26,019,828
Small-Cap Equity Fund (cost of $3,276,148 and units of 63,561)	3,902,974
Mid-Cap Value Equity Fund (cost of $3,038,456 and units of 294,088)	3,902,974
Mid-Cap Growth Equity Fund (cost of $2,898,125 and units of 224,095)	3,902,974
Receivable for investments sold	435,388
Receivable for fund units sold	186,839

Total assets	130,721,367

Liabilities
Payable for investments purchased	622,227

Total liabilities	622,227

Net assets (equivalent to $ 19.66 per unit based on 6,616,872 units outstanding)	$130,099,140

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Aggressive Portfolio

Statement of Operations

Unaudited

For the period January 1, 2004 to March 31, 2004
Investment income:	$—

Net Realized and Unrealized Gain on Investments
Net realized gain on investments	443,475
Change in net unrealized appreciation	2,575,413

Net realized and unrealized gain on investments	3,018,888

Net increase in net assets resulting from operations	$3,018,888

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2004 to March 31, 2004
From operations
Net investment income	$—

Net realized gain on investments	443,475
Net change in unrealized appreciation investments	2,575,413

Net increase in net assets resulting from operations	3,018,888

From unitholder transactions
Proceeds from units issued	7,006,855
Cost of units redeemed	(2,315,987)

Net increase in net assets resulting from unitholder transactions	4,690,868

Net increase in net assets	7,709,756

Net Assets
Beginning of period	122,389,384

End of period	$130,099,140

Number of Units
Outstanding-beginning of period	6,377,795
Sold	357,548
Redeemed	(118,471)

Outstanding-end of period	6,616,872

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service- Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2004 to March 31, 2004
Investment income	$—

Expenses†	—

Net investment income	—

Net realized and unrealized gain on investments	0.47

Net increase in unit value	0.47
Net asset value at beginning of period	19.19

Net asset value at end of period	$19.66

Ratio of expenses to average net assets*†	0.00%
Ratio of net investment income to average net assets*	0.00%
Portfolio turnover**	3%
Total return	2.45%
Number of units outstanding at end of period (in thousands)	6,617

*	Annualized
**	Not annualized. Reflects purchases and sales of units of the funds in which the Portfolio invests rather than the turnover of such underlying funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

1.    Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” and the “Collective Trust”) was organized on August 8, 1991, under the American Bar Association Members/State Street Collective Declaration of Trust, as amended and restated on December 5, 1991, and as amended thereafter. State Street Bank and Trust Company (“State Street Bank” and “Trustee”) acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment monies administered on behalf of participants in the American Bar Association Members Retirement Program. Ten separate collective investment funds (the “Funds”) and the Structured Portfolio Service (the “Portfolios”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by selecting various allocations among the Funds. The Funds and Portfolios are investment options under the American Bar Association Members Retirement Program (the “Program”), which is sponsored by the American Bar Retirement Association (“ABRA”). The objectives and principal strategies of the Funds and Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities.

Index Equity Fund—replication of the total return of the Russell 3000 Index. Currently invests in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund’s financial statements are available from State Street Bank upon request.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Index. This underlying fund’s financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Index. This underlying fund’s financial statements are available from State Street Bank upon request.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank collective investment fund. State Street Yield Enhanced Short-Term Investment Fund financial statements are available from State Street Bank upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

Each Structured Portfolio Service achieves its objective through a pre-determined investment allocation in the Funds.

The Funds may invest in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund advised by State Street Global Advisors, a division of State Street Bank. The underlying collective investment fund’s financial statements are available upon request form State Street Bank. As of March 31, 2004, the Balanced Fund had 13.3% and the Intermediate Bond Fund had 1.4% of their assets invested in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund.

The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

In the normal course of business the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust. The Trust expects the risk of loss to be remote.

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

2.    Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2003 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of March 31, 2004, and the results of each of their operations, the changes in each of their net assets and certain financial data for the quarter ended March 31, 2004.

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

Foreign securities not traded directly or in the form of American Depositary Receipts (“ADRs”) in the United States are valued in the local currency at the last sale price on the respective exchange and are converted into the U.S. dollar equivalent at current exchange rates.

United States Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices.

Fixed income investments are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

The values of investments in collective investment funds and registered investment companies are based on the net asset value of such respective collective investment fund or registered investment company.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

F.    TBA Commitments and Roll Transactions

The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Funds’ other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, these Funds will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures under “Security Valuation” above. These Funds may dispose of a commitment prior to settlement if the Fund’s advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

G.    Futures Contracts

The Intermediate Bond Fund may use, on a limited basis, futures contracts to manage exposure to the bond market, and as a substitute for comparable market positions in the securities held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

At March 31, 2004, the Fund held the following futures contracts:

Futures Contracts	Number of Contracts Long/(Short)	Notional Cost	Maturity Date	Unrealized Gain/Loss
Euribor Futures	1,250,000	$1,221,063	06/30/2005	$(1,613)
Germany Fed Rep Bonds 5 Year	200,000	224,660	06/08/2004	1,049
Germany Fed Rep Bonds	9,200,000	10,588,771	06/30/2004	110,225
UK Treasury Bonds	1,125,000	1,068,149	09/15/2004	7,111
Eurodollar Futures	31,500,000	30,340,400	09/19/2005	361,075
Eurodollar Futures	2,500,000	2,406,625	12/19/2005	22,875
Eurodollar Futures	3,000,000	2,849,400	03/19/2007	32,250
U.S. Treasury Notes 10 Year	60,3000,000	68,545,388	06/21/2004	1,044,580
U.S. Treasury Bonds	(4,100,000)	(4,584,472)	06/21/2004	(92,090)

H.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of March 31, 2004, neither the Intermediate Bond Fund or the International Equity Fund held any foreign currency contracts.

I.    Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

At March 31, 2004, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional Amount Fund/Counterparty	Expiration Date	Description	Net Unrealized Appreciation Depreciation
6,800,000	06/16/2014	Agreement with Goldman Sachs Capital Market, dated 08/07/2003 to pay the notional amount multiplied by the six-month JPY-LIBOR and receive the notional amount multiplied by 1.07%	$(420,740)

2,300,000	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 10/30/2003 to pay the notional amount multiplied by the six-month GBP-LIBOR and receive the notional amount multiplied by 4.00%	1,651

4,000,000	06/16/2009	Agreement with Bank of America N.A., dated 12/10/2003 to pay the notional amount multiplied by the three-month LIBOR and receive the notional amount multiplied by 4.00% per year	147,427

8,000,000	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 11/06/2003 to pay the notional amount multiplied by the three-month LIBOR rate and receive the notional amount multiplied by 3.25%	92,450

6,300,000	03/17/2005	Agreement with Merrill Lynch Capital Services, dated 09/15/2003 to pay the notional amount multiplied by the six-month GBP-LIBOR rate and to receive the notional amount multiplied by 4.25%	(35,454)

800,000	06/16/2014	Agreement with Goldman Sachs Capital Market, dated 12/03/2003 to pay the notional amount multiplied by the three-month LIBOR and receive the notional amount multiplied by 5.00%	(48,043)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Notional Amount Fund/Counterparty	Expiration Date	Description	Net Unrealized Appreciation Depreciation

5,800,000	06/16/2014	Agreement with UBS, AD, dated 01/27/2004 to pay the notional amount multiplied by the three-month LIBOR and receive the notional amount multiplied by 5.00%	(83,808)

2,500,000 EUR	12/21/2007	Agreement with Barclays Bank PLC, dated 03/05/2004 to pay the notional amount multiplied by the six-month EURIBOR and receive the notional amount multiplied by 4.00%	6,498

2,500,000 EUR	12/21/2007	Agreement with Goldman Sachs Capital Market, dated 03/23/2004 to pay the notional amount multiplied by the six-month EURIBOR and receive the notional amount multiplied by 4.00%	(1,017)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A summary of the written put options for the quarter ended March 31, 2004, is as follows:

Written Put Option Contracts	Number of Contracts	Premiums
Outstanding, beginning of period	13,000	$34,970
Options written	2,020	152,340
Options exercised	—	—
Options expired	—	—
Options closed	—	—
Outstanding, end of period	15,020	$187,310

At March 31, 2004, the Fund held the following written put options contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006	13,000	$23,643
U.S. Treasury Notes 10 Year 109 expires 05/21/2004	610	$43,615
U.S. Treasury Notes 10 Year 107 expires 05/21/2004	1,410	$92,288

Total premiums received: $187,310

A summary of the written call options for the quarter ended March 31, 2004, is as follows:

Written Call Option Transactions	Number of Contracts	Premiums
Outstanding, beginning of period	13,000	$35,880
Options written	2,020	170,524
Options exercised	—	—
Options expired	—	—
Options closed	—	—
Outstanding, end of period	15,020	$206,404

At March 31, 2004, the Fund held the following written call option contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006	13,000	$(8,765)
U.S. Treasury Notes 10 Year 115 expires 05/21/2004	2,020	$(141,945)

Total premiums received: $206,404

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the Advisor’s contract. These fees are accrued on a daily basis and paid monthly from the assets. Actual fees paid to each investment advisor during the year are disclosed in the Trust’s prospectus. Fee rate ranges are as follows:

Investment Advisor	Fee Rate Range
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)	.225% to .50%*
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)	.25% to .70%
Philadelphia International Advisors LP (International Equity)	.45% to .75%
Sit Investment Associates (Small-Cap Equity)	.60% to 1.00%
Morgan Stanley Investment Management (Balanced)	.125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)	.15% to .50%
JP Morgan Asset Management (International Equity)	.60% to .75%
Pacific Investment Management Co. (Intermediate Bond)	.25% to .50%
Ariel Capital Management (Mid-Cap Value Equity)	.50% to .75%
Turner Investment Partners (Mid-Cap Growth Equity)	.55% to .65%

*	Subject to a 5% fee reduction based on aggregate fees.

Investment Advisor	Period end March 31, 2004 Fees Paid Year to Date
Alliance Capital Management LP. (Large-Cap Value Equity)	$160,613
Ariel Capital Management (Mid-Cap Value Equity)	57,574
Capital Guardian Trust Company (Balanced)	173,731
Capital Guardian Trust Company (Large-Cap Growth Equity)	176,442
Capital Guardian Trust Company (Small-Cap Equity)	94,013
Dresdner RCM Global Investors LLC (Large-Cap Growth Equity)	210,394
J.P. Morgan Fleming Asset Management (International Equity)	110,336
Morgan Stanley Investment Management (Balanced)	94,649
Pacific Investment Management Company (Intermediate Bond)	172,633
Sit Investment Associates (Small-Cap Equity)	248,735
Turner Investment Partners (Mid-Cap Growth Equity)	91,819
Philadelphia Investment Advisors (International)	76,436

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A separate program fee (“Program fee”) is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued on a daily basis and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets based on the following annual rates:

Value of Program Assets	Rate for ABRA Quarter ended March 31, 2004
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ABRA received Program fees of $399,463 for the quarter ended March 31, 2004.

The State Street Bank Program fee is calculated monthly as one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last business day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee will accrue daily and be payable monthly.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any assets in excess of $50 million. The accrued reduction for the quarter ended March 31, 2004, totaled $17,315 and is allocated to each Fund based on net asset value.

Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Collective Trust to a non-interest bearing account with State Street Bank. No separate fee is charged for processing benefit payments. Rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank’s fees under the Program. The program expense fee paid to State Street Bank reflects a $300,000 reduction for earnings estimated to be attributable to outstanding benefit checks for 2004.

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts) at the following rates:

Value of Assets in all Funds	2004 Rate
First $1.0 billion	.156%
Next $1.8 billion	.058%
Over $2.8 billion	.025%

This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the funds held in the Structured Portfolio Service are also accrued and paid from the funds.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

State Street Bank received program, trustee, management and administration fees which aggregated $3,292,122 for the quarter ended March 31, 2004. These fees are allocated to each Fund based on net asset value.

The Portfolios are not charged a separate annual fee.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Year to Date March 31, 2004
	Purchases	Sales
Balanced Fund	$69,059,654	$71,801,031
Index Equity Fund	21,490,714	6,335,286
Intermediate Bond Fund	85,152,004	75,419,229
International Equity Fund	19,599,959	13,803,593
Large-Cap Growth Equity Fund	61,635,036	69,368,300
Large-Cap Value Equity Fund	35,255,539	25,348,725
Mid-Cap Growth Equity Fund	34,992,647	22,127,847
Mid-Cap Value Equity Fund	6,527,430	1,136,170
Small-Cap Equity Fund	50,181,663	49,177,771
Stable Asset Return Fund	—	—
Conservative Structured Portfolio Service	3,801,722	2,752,703
Moderate Structured Portfolio Service	17,745,030	2,562,552
Aggressive Structured Portfolio Service	8,062,604	3,371,736

The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:

	Year to Date March 31, 2004
	Purchases	Sales
Balanced Fund	$45,441,418	$52,424,639
Intermediate Bond Fund	267,731,259	272,194,771

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

6.    Securities Lending Income

The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as agent to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in the amount at least equal to 100% of the market value of the loaned securities. The borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Stable Asset Return Fund

The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, banks and other financial institutions. The Stable Asset Return Fund also invests in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, variable and indexed notes and repurchase agreements.

For the quarter ended March 31, 2004, the Stable Asset Return Fund experienced an annualized return, net of expenses, of 2.86%. By comparison, the Ryan Labs Three Year GIC Index and the Money Fund Report “Tier One” Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 2.76% for the same period. The combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the benchmark or for fund expenses.

The Stable Asset Return Fund outperformed the combination benchmark for the quarter ended March 31, 2004. Participant cash flows were significantly negative early in the quarter. Fund assets decreased approximately 3% during the course of the quarter, as a result of transfers out during the month of January. Since then, net cash flow has been flat. These circumstances contributed to the Fund’s performance because cash balances were relatively low in a steep yield curve environment.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the quarter ended March 31, 2004, the Intermediate Bond Fund experienced a total return, net of expenses, of 2.26%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 2.66% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended March 31, 2004. Interest rate strategies were modestly negative for performance. Below benchmark duration detracted from returns as rates fell; however, exposure to short-term Eurozone interest rates was a strong positive as expectations rose that the rates of the European Central Bank would ease in the face of weak European growth in the government sector. Also, an allocation to Treasury Inflation Protection Bonds (TIPS) helped the portfolio’s returns during the first quarter. The mortgage sector outperformed for the quarter due to strong demand by investors, so the Fund’s underweight to this sector detracted from performance. However, security selection mitigated this impact. An underweight to the corporate sector was also slightly negative for portfolio performance as the yield advantage of these securities offset concerns about slower growth and profits. The Fund benefited from allocations to non-U.S. positions.

Balanced Fund

The Balanced Fund invests in publicly traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended March 31, 2004, the Balanced Fund experienced a total return, net of expenses, of 2.19%. By comparison, the combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 2.13% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The equity portion of the Balanced Fund, advised by Capital Guardian Trust Company, outperformed the Russell 1000 Index for the quarter ended March 31, 2004. Good stock selection in the telecom services and healthcare sectors was the primary driver of outperformance for the quarter. Good stock selection in the energy and financials sectors also contributed to the outperformance. The largest detractor from performance was stock selection in the consumer discretionary sector, specifically the Fund’s holdings in media companies.

The fixed income portion of the Balanced Fund, advised by Morgan Stanley Investment Management, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended March 31, 2004. A below-benchmark duration position was responsible for this underperformance, as it detracted from relative value given the decline in U.S. Treasury yields during the period. The corporate bond strategy and mortgage strategy did not have a material impact on relative performance during the period. At quarter end, the portfolio maintained a duration that was one year less than that of the benchmark, given the view that prevailing Treasury yields remain low relative to actual economic bases. The portfolio also maintained an overweight in higher-coupon mortgages where actual prepayment speeds have been slower (i.e., favorable) relative to the market’s implied expectations, and a near-benchmark sensitivity to corporate yield spreads.

Large-Cap Value Equity Fund

The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion that State Street and the Fund’s Investment Advisor consider undervalued. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

For the quarter ended March 31, 2004, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 3.72%. By comparison, the Russell 1000 Value Index produced an investment record of 3.03% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The actively managed portion of the Large-Cap Value Equity Fund, advised by Alliance Capital Management L.P., outperformed the Russell 1000 Value Index for the quarter ended March 31, 2004. During the quarter, security selection was strongest in the technology, utilities and energy sectors. Among technology stocks, the most notable contributors were Nortel Networks and electronic services manufacturer Flextronics, both of which significantly exceeded consensus expectations for sales growth and margins. In the utilities sector, both phone and electric companies fared well. The most meaningful contribution to relative performance came from Sprint PCS, which rallied with other telecom companies after a February bid for AT&T Wireless by Cingular Wireless. The acquisition announcement contributed positively to the entire wireless industry. Energy stocks remained strong through the first quarter, supported by oil and natural gas prices that exceeded expectations. On top of this, Occidental Petroleum benefited from the possibility of re-entry into Libya after the U.S. government lifted trade restrictions in March. Meanwhile, the refining business saw continued strength, with inventories remaining low. Against this backdrop, refiner Valero Energy and ConocoPhillips, a company that has significant exposure to refining, outperformed. Railroads continued to suffer, as they are exposed to the increase in material prices and are bound to contracts that prevent them from recovering higher fuel costs. Recent contracts have surcharge provisions, but the benefits will take time to be realized. Thus, the Fund’s positions in Burlington Northern, Norfolk Southern and CSX detracted from performance. Stock selection in the consumer growth sector hampered performance in the quarter; in particular, the Fund’s positions in Comcast and Glaxo detracted from returns. Cable company Comcast fell on fears that it would eventually have to raise its hostile takeover bid for Walt Disney Company because the latter has seen its stock price rise since the bid was announced. Concerns about reimportation and weak drug pipelines weighed on pharmaceutical stocks in general. In the middle of the quarter, Glaxo reported disappointing earnings due to the loss of patent protection on its high margin products, Paxil and Wellbutrin, and issued 2004 guidance that was below expectations.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended March 31, 2004, was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33- 1/3%) is invested to replicate the Russell 1000 Growth Index, which is composed of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended March 31, 2004, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 1.00%. By comparison, the Russell 1000 Growth Index produced an investment record of 0.79% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The actively managed portion Large-Cap Growth Equity Fund advised by Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended March 31, 2004. Good stock selection in the telecom services and healthcare sectors was the primary driver of outperformance for the quarter. Good stock selection in the energy and financials sectors also contributed to the outperformance. The largest detractor from performance was stock selection in the consumer discretionary sector, specifically the Fund’s holdings in media companies.

The actively managed portion of the Large-Cap Growth Equity Fund advised by RCM Capital Management LLC underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2004. The underperformance was due to both stock selection and industry strategy. Stock selection accounted for approximately 0.60% in underperformance for the quarter. Stock selection was hurt by semiconductors & instruments, software and telecommunication services. Stock selection was positive within healthcare equipment & supplies and energy. Industry strategy for the first quarter accounted for approximately 0.39% in underperformance. Industry strategy was helped by an overweight in hotels, restaurants & leisure and an underweight in semiconductors & instruments. However, this was overshadowed by an overweight in software and an underweight in healthcare providers & services and retailing, which ultimately detracted from performance for the quarter.

The performance of the indexed portion of the Fund for the quarter ended March 31, 2004, was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended March 31, 2004, the Index Equity Fund experienced a total return, net of expenses, of 2.09%. By comparison, the Russell 3000 Index produced an investment record of 2.23% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Index Equity Fund underperformed the Russell 3000 Index for the quarter ended March 31, 2004. The performance of the Index Equity Fund was consistent with the Russell 3000 Index after taking into account expenses.

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

For the quarter ended March 31, 2004, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of 3.98%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 5.35% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Mid-Cap Value Equity Fund, advised by Ariel Capital Management, LLC, underperformed the Russell Mid-Cap Value Index for the quarter ended March 31, 2004. Results were adversely affected by holdings in the consumer discretionary & services and consumer staples sectors of the market, while the Fund’s healthcare positions contributed positively to results. In terms of specific stock contributions, shares of Apogent Technologies (+33%) rose as a result of the company’s successful efforts to repurchase shares and reduce debt. Additionally, the news of Apogent’s planned merger with Fisher Scientific, due to close in July, was received positively. Conversely, CenturyTel (-16%) revised earnings downward for 2004 and is facing a more challenging regulatory environment relating to the pricing of phone service; however, the long-term outlook for the company continues to be favorable. Accenture Ltd. (-6%) missed its first quarter earnings due to ongoing pricing pressures and lower-than-expected margins on three contracts. The Fund eliminated its positions in Kroger Co. and Safeway Inc. due to concerns about their ability to meet the portfolio’s target 12-15% growth rate. No new holdings were purchased during the first quarter.

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

For the quarter ended March 31, 2004, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of 2.84%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 4.83% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Mid-Cap Growth Equity Fund, advised by Turner Investment Partners, underperformed the Russell Mid-Cap Growth Index for the quarter ended March 31, 2004. During the quarter, investor sentiment was heavily influenced by uncertainty about upcoming actions of the Federal Reserve, disappointing unemployment results, and geopolitical concerns. The market sold off in February and March and was marked by a shift away from the more aggressive high-beta names that performed well in 2003. The Fund’s portfolio remained over-weighted in these names through the quarter, due to the Fund’s belief that another wave of spending is on the horizon which will cause these names to rebound. In the financial services sector, brokerage names added value as companies like Legg Mason and T. Rowe Price continue to see increasing asset flows due to scandals associated with other large investment firms. Healthcare stocks detracted most significantly during the quarter, as the Fund had decreased exposure to two names which had runs due to specific news events. Those companies were Biogen IDEC and Sepracor.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service development or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended March 31, 2004, the Small-Cap Equity Fund experienced a total return, net of expenses, of 3.13%. By comparison, the Russell 2000 Index produced an investment record of 6.26% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company underperformed the Russell 2000 Index for the quarter ended March 31, 2004. Stock selection in the consumer discretionary and materials sectors hurt performance. The combined overweight and stock selection in technology also hurt performance. Stock selection in the consumer staples and financials sectors contributed to performance

The portion of the Small-Cap Equity Fund advised by Sit Investment Associates, Inc. underperformed the Russell 2000 Index for the quarter ended March 31, 2004. A holding of cash reserves was a minor factor in the underperformance (0.1%) as cash reserves were relatively moderate. Of the reasons for the equity portion’s underperformance, 67% was due to stock selection and 33% due to industry weighting. All of the underperformance was concentrated in two industry sectors, electronic technology and technology services. Four specific companies accounted for a significant portion of the shortfall, Business Objects, Cray Inc., Sonus Networks and Foundry Networks. The common themes among them were earnings disappointment or revised guidance about future earnings or, in the case of

Sonus, accounting issues. All of these firms continue to be held in the Fund’s portfolio. There were also many positive contributions to performance, with the three top-performing stocks being New York Community Bancorp (+21%), Career Education (+40%) and Chico’s FAS (+25%).

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

For the quarter ended March 31, 2004, the International Equity Fund experienced a total return, net of expenses, of 2.88%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 4.75% for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the International Equity Fund advised by JP Morgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2004. Another strong quarter for international equities saw most sectors post positive returns. The strength of the European markets was eclipsed by Japan in March as banks and real estate surged in value and the yen strengthened. Bond markets trended higher, with yields not quite reaching the low seen last summer. The extraordinary rally in Japan in March was the main contributor to the slight underperformance for the quarter. Although the portfolio did well with Japanese banking and consumer finance holdings, the size of the moves in companies considered lower quality dominated performance. When combined with the strong move in the yen, Japan outperformed Europe by 17% during the month. Stock selection added value within Europe and Asia Pacific. Among the sectors that added value were energy, consumer staples, materials and telecommunications. Negative contributions came in consumer cyclicals, particularly within autos, and financials.

The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. underperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2004. The portfolio underperformed the index due to several factors. An underweight position in Japan, which rallied 15% during the quarter, was the primary contributor to the negative variance. Other factors include a lack of Japanese banks (up +20%), an underweight in technology-related stocks, and an overweight in Continental Europe. Japan’s superior performance was, however, characterized by the same “low-quality” issues that pertained to European stocks for most of 2003.

Structured Portfolio Service

The portfolios of the Structured Portfolio Service invest in the Funds described above according to conservative, moderate and aggressive allocations. Investments in the Conservative Portfolio are allocated as follows: Stable Asset Returns Fund, 30%; Intermediate Bond Fund, 35%; Large-Cap Value Equity Fund, 7%; Large-Cap Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Investments in the Moderate Portfolio are allocated as follows: Stable Asset Return Fund, 10%; Intermediate Bond Fund, 30%; Large-Cap Value Equity Fund, 9%; Large-Cap Growth Equity Fund, 9%; Index Equity Fund, 23%; Mid-Cap Value Equity Fund, 2%; Mid-Cap Growth Equity Fund, 2%;

and International Equity Fund, 15%. Investments in the Aggressive Portfolio are allocated as follows: Intermediate Bond Fund, 15%; Large-Cap Value Equity Fund, 13%; Large-Cap Growth Equity Fund, 13%; Index Equity Fund, 30%; Mid-Cap Value Equity Fund, 3%; Mid-Cap Growth Equity Fund, 3%; Small-Cap Equity Fund, 3%; and International Equity Fund, 20%.

For the quarter ended March 31, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of 1.84% for the Conservative Portfolio, 2.23% for the Moderate Portfolio, and 2.46% for the Aggressive Portfolio. A recorded message providing current values for units in each portfolio in the Structured Portfolio Service is available at (800) 826-8905. The Structured Portfolio Service may, from time to time, report the performance of each of the portfolios in terms of total return. This reported performance will be determined based on historical results and will not be intended to indicate future performance.

Item 4.    CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that the Collective Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective, as of the end of such period, to ensure that material information relating to the Collective Trust would be made known to them, particularly during the period in which this quarterly report on Form 10-Q was being prepared. There was no change in the Collective Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II.    OTHER INFORMATION.

Item 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the quarter ended March 31, 2004, the Collective Trust issued an aggregate of approximately $283,896,587 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans.

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

b.    REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 7, 2004.

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