Form 10-Q
period 2004-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2004-08-06
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 333-113653

AMERICAN BAR ASSOCIATION MEMBERS/

STATE STREET COLLECTIVE TRUST

(Exact name of registrant as specified in its charter)

Massachusetts	04-6691601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

(617) 786-3000

(Registrant’s telephone number, including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $235,179,916)	$292,222,041
Intermediate Bond Fund (cost of $173,984,004 and units of 9,614,275)	173,984,004
Receivable for investments sold	80,535
Dividends and interest receivable	207,894

Total assets	466,494,474

Liabilities
Payable for investments purchased	21,717
Payable for fund units redeemed	527,204
Investment advisory fee payable	164,797
State Street Bank and Trust Company—program fee payable	66,120
Trustee, management and administration fees payable	18,504
American Bar Retirement Association—program fee payable	10,602
Other accruals	15,582

Total liabilities	824,526

Net assets (equivalent to $ 73.41 per unit based on 6,343,078 units outstanding)	$465,669,948

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends (net of foreign tax expense of $1,548 and $30,450 respectively)	$973,640	$2,036,835
Interest	1,744,455	3,446,371
Securities lending income	21,977	25,847

Total investment income	2,740,072	5,509,053

Expenses
Investment advisory fee	265,502	533,880
State Street Bank and Trust Company—program fee	331,885	669,004
American Bar Retirement Association—program fee	51,309	103,543
Trustee, management and administration fees	89,770	181,107
Reports to unitholders	22,997	45,845
Legal and audit fees	28,305	56,425
Registration fees	1,769	3,527
Other fees	5,897	11,755

Total expenses	797,434	1,605,086

Net investment income (loss)	1,942,638	3,903,967

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Investment securities	2,712,294	7,809,840
Intermediate Bond Fund	—	—

Net realized gain (loss)	2,712,294	7,809,840

Change in net unrealized appreciation (depreciation) on:
Investment Securities	(5,572,998)	(2,622,272)
Intermediate Bond Fund	—	—

Change in net unrealized appreciation (depreciation)	(5,572,998)	(2,622,272)

Net realized and unrealized gain (loss)	(2,860,704)	5,187,568

Net increase (decrease) in net assets resulting from operations	$(918,066)	$9,091,535

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$1,942,638	$3,903,967
Net realized gain (loss)	2,712,294	7,809,840
Change in net unrealized appreciation (depreciation)	(5,572,998)	(2,622,272)

Net increase (decrease) in net assets resulting from operations	(918,066)	9,091,535

From unitholder transactions
Proceeds from units issued	9,647,828	20,088,369
Cost of units redeemed	(9,777,048)	(21,370,934)

Net increase (decrease) in net assets resulting from unitholder transactions	(129,220)	(1,282,565)

Net increase (decrease) in net assets	(1,047,286)	7,808,970
Net Assets
Beginning of period	466,717,234	457,860,978

End of period	$465,669,948	$465,669,948

Number of units
Outstanding-beginning of period	6,346,540	6,362,019
Issued	131,602	272,965
Redeemed	(135,064)	(291,906)

Outstanding-end of period	6,343,078	6,343,078

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.43	$0.86
Net expenses†	(0.12)	(0.25)

Net investment income (loss)	0.31	0.61
Net realized and unrealized gain (loss)	(0.44)	0.83

Net increase (decrease) in unit value	(0.13)	1.44
Net asset value at beginning of period	73.54	71.97

Net asset value at end of period	$73.41	$73.41

Ratio of net expenses to average net assets*	0.69%	0.69%
Ratio of net investment income (loss) to average net assets*	1.68%	1.67%
Portfolio turnover**	46%	61%
Total return**	(0.18)%	2.00%
Net assets at end of period (in thousands)	$465,670	$465,670

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund and the Intermediate Bond Fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost of $365,706,731 and units of 39,616,492)	$357,855,775
Cash	18,686

Total assets	357,874,461

Liabilities
Payable for investments purchased	18,686
Payable for fund units redeemed	1,568,564
State Street Bank and Trust Company—program fee payable	76,218
Trustee, management and administration fees payable	21,417
American Bar Retirement Association—program fee payable	12,291
Other accruals	15,130

Total liabilities	1,712,306

Net assets (equivalent to $ 28.01 per unit based on 12,713,376 units outstanding)	$356,162,155

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Securities lending income from underlying affiliated fund	$8,473	$15,902

Expenses
State Street Bank and Trust Company—program fee	251,694	490,360
American Bar Retirement Association—program fee	38,912	75,898
Trustee, management and administration fees	68,074	132,756
Reports to unitholders	17,441	33,615
Legal and audit fees	21,466	41,373
Registration fees	1,342	2,586
Other fees	4,472	8,619

Total expenses	403,401	785,207

Net investment income (loss)	(394,928)	(769,305)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(558,253)	(1,702,114)
Change in net unrealized appreciation (depreciation)	5,276,331	13,385,070

Net realized and unrealized gain (loss)	4,718,078	11,682,956

Net increase (decrease) in net assets resulting from operations	$4,323,150	$10,913,651

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$(394,928)	$(769,305)
Net realized gain (loss)	(558,253)	(1,702,114)
Change in net unrealized appreciation (depreciation)	5,276,331	13,385,070

Net increase (decrease) in net assets resulting from operations	4,323,150	10,913,651

From unitholder transactions
Proceeds from units issued	10,832,893	34,369,771
Cost of units redeemed	(4,067,532)	(8,000,904)

Net increase (decrease) in net assets resulting from unitholder transactions	6,765,361	26,368,867

Net increase (decrease) in net assets	11,088,511	37,282,518

Net Assets
Beginning of period	345,073,644	318,879,637

End of period	$356,162,155	$356,162,155

Number of units
Outstanding-beginning of period	12,470,096	11,764,241
Issued	391,482	1,239,382
Redeemed	(148,202)	(290,247)

Outstanding-end of period	12,713,376	12,713,376

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income††	$0.00	$0.00
Net expenses†	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	0.37	0.96

Net increase (decrease) in unit value	0.34	0.90
Net asset value at beginning of period	27.67	27.11

Net asset value at end of period	$28.01	$28.01

Ratio of net expenses to average net assets*	0.46%	0.46%
Ratio of net investment income (loss) to average net assets*	(0.45)%	(0.45)%
Portfolio turnover**	1%	3%
Total return**	1.23%	3.32%
Net assets at end of period (in thousands)	$356,162	$356,162

*	Annualized
**	Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
††	Amounts less than $0.005 per unit are rounded to zero.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $460,503,553)	$460,799,745
Foreign currency, at value (cost of $674,536)	674,628
Cash	80,879
Receivable for foreign currency sold and open forward currency exchange contracts	16,367,869
Receivable for open swap contracts	296,681
Receivable for futures variation margin	378,447
Receivable for investments sold	5,771,413
Receivable for fund units issued	818,098
Interest receivable	2,833,038

Total assets	488,020,798

Liabilities
Payable for investments purchased	52,286,118
Payable for foreign currency purchased and open forward currency exchange contracts	16,185,855
Payable for open swap contracts	352,495
Payable for fund units redeemed	247,515
Option written, at value (premiums received $70,850)	19,780
Investment advisory fee payable	92,808
State Street Bank and Trust Company—program fee payable	94,412
Trustee, management and administration fees payable	26,376
American Bar Retirement Association—program fee payable	15,105
Other accruals	20,726

Total liabilities	69,341,190

Net assets (equivalent to $ 18.10 per unit based on 23,135,865 units outstanding)	$418,679,608

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Interest	$1,390,049	$2,414,086
Securities lending income	7,643	7,643

Total investment income	1,397,692	2,421,729

Expenses
Investment advisory fee	173,743	346,374
State Street Bank and Trust Company—program fee	172,779	344,015
American Bar Retirement Association—program fee	26,707	53,259
Trustee, management and administration fees	46,727	93,155
Reports to unitholders	11,972	23,586
Legal and audit fees	14,735	29,029
Registration fees	921	1,814
Other fees	3,070	6,047

Total expenses	450,654	897,279

Net investment income (loss)	947,038	1,524,450

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,088,777)	329,251
Foreign currency transactions and forward currency exchange contracts	(159,370)	57,197
Written options	322,864	322,864
Futures contracts	(2,383,631)	80,210

Net realized gain (loss)	(3,308,914)	789,522

Change in net unrealized appreciation (depreciation) on:
Investments	(1,867,706)	(1,966,967)
Foreign currency transactions and forward currency exchange contracts	45,466	419,460
Written options	42,234	30,372
Futures contracts	(1,179,745)	(497,677)
Swaps contracts	285,223	8,574

Change in net unrealized appreciation (depreciation)	(2,674,528)	(2,006,238)

Net realized and unrealized gain (loss)	(5,983,442)	(1,216,716)

Net increase (decrease) in net assets resulting from operations	$(5,036,404)	$307,734

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$947,038	$1,524,450
Net realized gain (loss)	(3,308,914)	789,522
Change in net unrealized appreciation (depreciation)	(2,674,528)	(2,006,238)

Net increase (decrease) in net assets resulting from operations	(5,036,404)	307,734

Participant transactions
Proceeds from units issued*	184,377,857	196,544,805
Cost of units redeemed	(5,464,850)	(14,183,492)

Net increase (decrease) in net assets resulting from unitholder transactions	178,913,007	182,361,313

Total increase (decrease) in net assets	173,876,603	182,669,047
Net Assets
Beginning of period	244,803,005	236,010,561

End of period	$418,679,608	$418,679,608

Number of units
Outstanding-beginning of period	13,249,005	13,060,672
Issued*	10,189,163	10,854,435
Redeemed	(302,303)	(779,242)

Outstanding-end of period	23,135,865	23,135,865

*	Includes Balanced Fund transaction of $173,984,004 and 9,614,275 units issued reflecting the transfer of the fixed income receivable portion of Balanced Fund, including interest receivable, into the Fund in exchange for units of the Fund as of June 30, 2004.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.10	$0.18
Net expenses†	(0.03)	(0.07)

Net investment income (loss)	0.07	0.11
Net realized and unrealized gain (loss)	(0.44)	(0.08)

Net increase (decrease) in unit value	(0.37)	0.03
Net asset value at beginning of period	18.47	18.07

Net asset value at end of period	$18.10	$18.10

Ratio of net expenses to average net assets*	0.75%	0.75%
Ratio of net investment income (loss) to average net assets*	1.57%	1.27%
Portfolio turnover**	69%	122%
Total return**	(2.06)%	0.00%
Assets at end of period (in thousands)	$418,680	$418,680

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $106,907,264)	$132,544,581
Foreign currency, at value (cost of $529,190)	530,443
Cash	6,150
Receivable for foreign currency sold	205,703
Dividends receivable	295,274
Tax reclaims receivable	151,968

Total assets	133,734,119

Liabilities
Payable for investments purchased	543,359
Payable for fund units redeemed	609,298
Payable for foreign currency purchased	205,247
Tax withholding payable	25,904
Investment advisory fee payable	65,039
State Street Bank and Trust Company—program fee payable	29,858
Trustee, management and administration fees payable	8,330
American Bar Retirement Association—program fee payable	4,760
Other accruals	5,013

Total liabilities	1,496,808

Net assets (equivalent to $ 18.87 per unit based on 7,005,959 units outstanding)	$132,237,311

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends (net of foreign tax expense $159,937 and of $208,394, respectively)	$1,504,280	$2,097,936
Interest	13,341	24,761
Securities lending income	24,645	25,317

Total investment income	1,542,266	2,148,014

Expenses
Investment advisory fee	193,732	380,503
State Street Bank and Trust Company—program fee	91,857	179,697
American Bar Retirement Association—program fee	14,190	27,804
Trustee, management and administration fees	24,842	48,647
Reports to unitholders	6,360	12,314
Legal and audit fees	7,829	15,156
Registration fees	489	947
Other fees	1,631	3,158

Total expenses	340,930	668,226

Net investment income (loss)	1,201,336	1,479,788

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investment securities	2,042,355	6,046,869
Foreign currency	(20,915)	(31,007)

Net realized gain (loss)	2,021,440	6,015,862

Change in net unrealized appreciation (depreciation) on:
Investment Securities	(2,294,308)	(3,141,290)
Foreign Currency	(2,468)	(10,891)

Change in net unrealized appreciation (depreciation)	(2,296,776)	(3,152,181)

Net realized and unrealized gain (loss)	(275,336)	2,863,681

Net increase (decrease) in net assets resulting from operations	$926,000	$4,343,469

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$1,201,336	$1,479,788
Net realized gain (loss)	2,021,440	6,015,862
Change in net unrealized appreciation (depreciation)	(2,296,776)	(3,152,181)

Net increase (decrease) in net assets resulting from operations	926,000	4,343,469

From unitholder transactions
Proceeds from units issued	7,590,497	28,205,077
Cost of units redeemed	(2,445,925)	(15,677,327)

Net increase in net assets resulting from unitholder transactions	5,144,572	12,527,750

Net increase in net assets	6,070,572	16,871,219

Net Assets
Beginning of period	126,166,739	115,366,092

End of period	$132,237,311	$132,237,311

Number of units
Outstanding-beginning of period	6,730,608	6,331,977
Issued	406,079	1,511,855
Redeemed	(130,728)	(837,873)

Outstanding-end of period	7,005,959	7,005,959

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.22	$0.32
Net expenses†	(0.05)	(0.10)

Net investment income (loss)	0.17	0.22
Net realized and unrealized gain (loss)	(0.05)	0.43

Net increase in unit value	0.12	0.65
Net asset value at beginning of period	18.75	18.22

Net asset value at end of period	$18.87	$18.87

Ratio of net expenses to average net assets*	1.07%	1.07%
Ratio of net investment income (loss) to average net assets*	3.76%	2.36%
Portfolio turnover**	7%	18%
Total return**	0.64%	3.57%
Net assets at end of period (in thousands)	$132,237	$132,237

*	Annualized
**	Not annualized.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $710,058,067)	$845,367,255
Receivable for investments sold	973,388
Dividends and interest receivable	322,578

Total assets	846,663,221

Liabilities
Payable for investments purchased	21,717
Payable for fund units redeemed	1,166,439
Investment advisory fee payable	378,288
State Street Bank and Trust Company—program fee payable	190,599
Trustee, management and administration fees payable	53,305
American Bar Retirement Association—program fee payable	30,507
Other accruals	46,569

Total liabilities	1,887,424

Net assets (equivalent to $ 44.56 per unit based on 18,959,013 units outstanding)	$844,775,797

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends (net of foreign tax expense of $5,415 and $41,885 respectively)	$1,555,894	$3,229,845
Interest	22,538	46,694
Securities lending income	18,817	26,192

Total investment income	1,597,249	3,302,731

Expenses
Investment advisory fee	378,436	765,122
State Street Bank and Trust Company—program fee	599,208	1,211,760
American Bar Retirement Association—program fee	92,614	187,556
Trustee, management and administration fees	162,030	328,094
Reports to unitholders	41,509	83,040
Legal and audit fees	51,088	102,203
Registration fees	3,193	6,388
Other fees	10,643	21,292

Total expenses	1,338,721	2,705,455

Net investment income (loss)	258,528	597,276

Net Realized and unrealized gain (loss) on investments:
Net realized gain (loss)	5,707,193	14,925,089
Change in net unrealized appreciation (depreciation)	5,327,269	4,267,612

Net realized and unrealized gain (loss)	11,034,462	19,192,701

Net increase (decrease) in net assets resulting from operations	$11,292,990	$19,789,977

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$258,528	$597,276
Net realized gain (loss)	5,707,193	14,925,089
Change in net unrealized appreciation (depreciation) on investments	5,327,269	4,267,612

Net increase (decrease) in net assets resulting from operations	11,292,990	19,789,977

From unitholder transactions
Proceeds from units issued	8,682,053	22,176,278
Cost of units redeemed	(16,462,714)	(37,283,142)

Net increase (decrease) in net assets resulting from unitholder transactions	(7,780,661)	(15,106,864)

Net increase (decrease) in net assets	3,512,329	4,683,113
Net Assets
Beginning of period	841,263,468	840,092,684

End of period	$844,775,797	$844,775,797

Number of units
Outstanding-beginning of period	19,138,481	19,301,445
Issued	196,084	499,240
Redeemed	(375,552)	(841,672)

Outstanding-end of period	18,959,013	18,959,013

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.08	$0.17
Net expenses†	(0.07)	(0.14)

Net investment income (loss)	0.01	0.03
Net realized and unrealized gain (loss)	0.59	1.01

Net increase (decrease) in unit value	0.60	1.04
Net asset value at beginning of period	43.96	43.52

Net asset value at end of period	$44.56	$44.56

Ratio of net expenses to average net assets*	0.64%	0.64%
Ratio of net investment income (loss) to average net assets*	0.12%	0.14%
Portfolio turnover**	8%	15%
Total return**	1.36%	2.39%
Net assets at end of period (in thousands)	$844,776	$844,776

*	Annualized
**	Not annualized. With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $274,127,361)	$314,961,992
Cash	35,185
Dividends and interest receivable	314,376

Total assets	315,311,553

Liabilities
Payable for investments purchased	6,856
Payable for fund units redeemed	1,386,373
Investment advisory fee payable	53,972
State Street Bank and Trust Company—program fee payable	70,471
Trustee, management and administration fees payable	19,679
American Bar Retirement Association—program fee payable	11,262
Other accruals	13,276

Total liabilities	1,561,889

Net assets (equivalent to $ 30.99 per unit based on 10,124,475 units outstanding)	$313,749,664

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends (net of taxes of $1,744 and $3,897, respectively)	$1,292,498	$2,548,553
Interest	22,805	43,499
Securities lending income	5,068	8,241

Total investment income	1,320,371	2,600,293

Expenses
Investment advisory fee	162,255	322,867
State Street Bank and Trust Company—program fee	219,269	433,469
American Bar Retirement Association—program fee	33,918	67,073
Trustee, management and administration fees	59,297	117,352
Reports to unitholders	15,169	29,712
Legal and audit fees	18,669	36,569
Registration fees	1,167	2,286
Other fees	3,889	7,617

Total expenses	513,633	1,016,945

Net investment income (loss)	806,738	1,583,348

Net realized and unrealized gain (loss) on investments:
Net realized gain (loss)	3,605,039	9,126,174
Change in net unrealized appreciation (depreciation)	(2,066,958)	2,325,761

Net realized and unrealized gain (loss)	1,538,081	11,451,935

Net increase (decrease) in net assets resulting from operations	$2,344,819	$13,035,283

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$806,738	$1,583,348
Net realized gain (loss)	3,605,039	9,126,174
Change in net unrealized appreciation (depreciation)	(2,066,958)	2,325,761

Net increase (decrease) in net assets resulting from operations	2,344,819	13,035,283

From unitholder transactions
Proceeds from units issued	19,154,920	52,866,114
Cost of units redeemed	(10,267,466)	(38,256,200)

Net increase (decrease) in net assets resulting from unitholder transactions	8,887,454	14,609,914

Net increase (decrease) in net assets	11,232,273	27,645,197
Net assets
Beginning of period	302,517,391	286,104,467

End of period	$313,749,664	$313,749,664

Number of units
Outstanding-beginning of period	9,836,885	9,647,368
Issued	624,889	1,727,639
Redeemed	(337,299)	(1,250,532)

Outstanding-end of period	10,124,475	10,124,475

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.13	$0.26
Net expenses†	(0.05)	(0.10)

Net investment income (loss)	0.08	0.16
Net realized and unrealized gain (loss)	0.16	1.17

Net increase (decrease) in unit value	0.24	1.33
Net asset value at beginning of period	30.75	29.66

Net asset value at end of period	$30.99	$30.99

Ratio of net expenses to average net assets*	0.67%	0.67%
Ratio of net investment income (loss) to average net assets*	1.06%	1.05%
Portfolio turnover**	6%	14%
Total return**	0.78%	4.48%
Net assets at end of period (in thousands)	$313,750	$313,750

*	Annualized
**	Not annualized. With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $57,011,770)	$63,037,607
Cash	1,035
Receivable for investments sold	1,963,431
Dividends and interest receivable	12,708

Total assets	65,014,781

Liabilities
Payable for investments purchased	1,540,419
Payable for fund units redeemed	67,120
Investment advisory fee payable	97,928
State Street Bank and Trust Company—program fee payable	13,887
Trustee, management and administration fees payable	3,874
American Bar Retirement Association—program fee payable	2,218
Other accruals	1,508

Total liabilities	1,726,954

Net assets (equivalent to $ 17.46 per unit based on 3,624,838 units outstanding)	$63,287,827

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends	$51,619	$73,431
Interest	5,008	14,711
Securities lending income	4,265	5,146

Total investment income	60,892	93,288

Expenses
Investment advisory fee	97,928	189,747
State Street Bank and Trust Company—program fee	43,981	84,833
American Bar Retirement Association—program fee	6,798	13,126
Trustee, management and administration fees	11,893	22,956
Reports to unitholders	3,043	5,809
Legal and audit fees	3,744	7,149
Registration fees	234	447
Other fees	780	1,489

Total expenses	168,401	325,556

Net investment income (loss)	(107,509)	(232,268)

Net realized and unrealized gain (loss) on investments:
Net realized gain (loss)	560,467	1,861,443
Change in net unrealized appreciation (depreciation)	(411,481)	(379,144)

Net realized and unrealized gain (loss)	148,986	1,482,299

Net increase (decrease) in net assets resulting from operations	$41,477	$1,250,031

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$(107,509)	$(232,268)
Net realized gain (loss)	560,467	1,861,443
Change in net unrealized appreciation (depreciation)	(411,481)	(379,144)

Net increase (decrease) in net assets resulting from operations	41,477	1,250,031

From unitholder transactions
Proceeds from units issued	6,566,232	21,414,757
Cost of units redeemed	(4,416,658)	(6,728,661)

Net increase (decrease) in net assets resulting from unitholder transactions	2,149,574	14,686,096

Net increase (decrease) in net assets	2,191,051	15,936,127

Net assets
Beginning of period	61,096,776	47,351,700

End of period	$63,287,827	$63,287,827

Number of units
Outstanding-beginning of period	3,507,975	2,796,112
Issued	379,226	1,228,027
Redeemed	(262,363)	(399,301)

Outstanding-end of period	3,624,838	3,624,838

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.02	$0.03
Net expenses†	(0.04)	(0.09)

Net investment income (loss)	(0.02)	(0.06)
Net realized and unrealized gain (loss)	0.06	0.59

Net increase (decrease) in unit value	0.04	0.53
Net asset value at beginning of period	17.42	16.93

Net asset value at end of period	$17.46	$17.46

Ratio of net expenses to average net assets*	1.10%	1.10%
Ratio of net investment income (loss) to average net assets*	(0.70)%	(0.79)%
Portfolio turnover**	44%	83%
Total return**	0.23%	3.13%
Net assets at end of period (in thousands)	$63,288	$63,288

*	Annualized
**	Not annualized.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $40,131,152)	$46,422,375
Cash	3,211
Receivable for fund units issued	28,469
Dividends and interest receivable	32,784

Total assets	46,486,839

Liabilities
Payable for investments purchased	1,899,900
Payable for fund units redeemed	17,766
Investment advisory fee payable	21,926
State Street Bank and Trust Company—program fee payable	9,929
Trustee, management and administration fees payable	2,761
American Bar Retirement Association—program fee payable	1,574
Other accruals	1,270

Total liabilities	1,955,126

Net assets (equivalent to $ 13.25 per unit based on 3,361,920 units outstanding)	$44,531,713

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends	$124,288	$219,564
Interest	7,409	17,324
Securities lending income	1,187	1,528

Total investment income	132,884	238,416

Expenses
Investment advisory fee	64,181	121,755
State Street Bank and Trust Company—program fee	29,748	55,596
American Bar Retirement Association—program fee	4,594	8,599
Trustee, management and administration fees	8,049	15,053
Reports to unitholders	2,061	3,812
Legal and audit fees	2,536	4,692
Registration fees	158	293
Other fees	528	977

Total expenses	111,855	210,777

Net investment income (loss)	21,029	27,639

Net realized and unrealized gain (loss) on investments:
Net realized gain (loss)	89,675	345,063
Change in net unrealized appreciation (depreciation)	(176,072)	879,192

Net realized and unrealized gain (loss)	(86,397)	1,224,255

Net increase (decrease) in net assets resulting from operations	$(65,368)	$1,251,894

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$21,029	$27,639
Net realized gain (loss)	89,675	345,063
Change in net unrealized appreciation (depreciation)	(176,072)	879,192

Net increase (decrease) in net assets resulting from operations	(65,368)	1,251,894

From unitholder transactions
Proceeds from units issued	7,741,446	15,350,727
Cost of units redeemed	(1,910,121)	(3,263,230)

Net increase (decrease) in net assets resulting from unitholder transactions	5,831,325	12,087,497

Net increase (decrease) in net assets	5,765,957	13,339,391

Net assets
Beginning of period	38,765,756	31,192,322

End of period	$44,531,713	$44,531,713

Number of units
Outstanding-beginning of period	2,920,957	2,443,658
Issued	588,110	1,169,543
Redeemed	(147,147)	(251,281)

Outstanding-end of period	3,361,920	3,361,920

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.04	$0.08
Net expenses†	(0.03)	(0.07)

Net investment income (loss)	0.01	0.01
Net realized and unrealized gain (loss)	(0.03)	0.48

Net increase (decrease) in unit value	(0.02)	0.49
Net asset value at beginning of period	13.27	12.76

Net asset value at end of period	$13.25	$13.25

Ratio of net expenses to average net assets*	1.08%	1.09%
Ratio of net investment income (loss) to average net assets*	0.20%	0.14%
Portfolio turnover**	1%	4%
Total return**	(0.15)%	3.84%
Net assets at end of period (in thousands)	$44,532	$44,532

*	Annualized
**	Not annualized.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $283,876,141)	$320,562,466
Cash	20,904
Receivable for investments sold	1,427,113
Dividends and interest receivable	219,112

Total assets	322,229,595

Liabilities
Payable for investments purchased	999,928
Payable for fund units redeemed	646,192
Investment advisory fee payable	333,607
State Street Bank and Trust Company—program fee payable	70,743
Trustee, management and administration fees payable	19,805
American Bar Retirement Association—program fee payable	11,325
Other accruals	13,140

Total liabilities	2,094,740

Net assets (equivalent to $ 60.21 per unit based on 5,316,626 units outstanding)	$320,134,855

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income
Dividends	$497,228	$1,010,898
Interest	29,140	67,880
Securities lending income	66,988	77,462

Total investment income	593,356	1,156,240

Expenses
Investment advisory fee	333,608	676,355
State Street Bank and Trust Company—program fee	225,543	458,246
American Bar Retirement Association—program fee	34,864	70,939
Trustee, management and administration fees	61,086	124,079
Reports to unitholders	15,631	27,510
Legal and audit fees	19,238	33,859
Registration fees	1,202	2,116
Other fees	4,008	7,055

Total expenses	695,180	1,400,159

Net investment income (loss)	(101,824)	(243,919)

Net realized and unrealized gain on investments:
Net realized gain (loss)	3,359,786	14,884,368
Change in net unrealized appreciation (depreciation)	(9,805,525)	(11,466,318)

Net realized and unrealized gain (loss)	(6,445,739)	3,418,050

Net increase (decrease) in net assets resulting from operations	$(6,547,563)	$3,174,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$(101,824)	$(243,919)
Net realized gain (loss)	3,359,786	14,884,368
Change in net unrealized appreciation (depreciation)	(9,805,525)	(11,466,318)

Net increase (decrease) in net assets resulting from operations	(6,547,563)	3,174,131

From unitholder transactions
Proceeds from units issued	6,972,962	16,212,842
Cost of units redeemed	(4,856,429)	(13,948,377)

Net increase (decrease) in net assets resulting from unitholder transactions	2,116,533	2,264,465

Net increase (decrease) in net assets	(4,431,030)	5,438,596

Net Assets
Beginning of period	324,565,885	314,696,259

End of period	$320,134,855	$320,134,855

Number of units
Outstanding-beginning of period	5,285,581	5,285,323
Issued	114,530	263,090
Redeemed	(83,485)	(231,787)

Outstanding-end of period	5,316,626	5,316,626

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.11	$0.22
Net expenses†	(0.13)	(0.26)

Net investment income (loss)	(0.02)	(0.04)
Net realized and unrealized gain (loss)	(1.18)	0.71

Net increase (decrease) in unit value	(1.20)	0.67
Net asset value at beginning of period	61.41	59.54

Net asset value at end of period	$60.21	$60.21

Ratio of net expenses to average net assets*	0.89%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.13)%	(0.15)%
Portfolio turnover**	12%	27%
Total return**	(1.95)%	1.13%
Net assets at end of period (in thousands)	$320,135	$320,135

*	Annualized
**	Not annualized
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
Investments, at value (cost of $871,313,910)	$871,313,910
Cash	2,337,742
Receivable for fund units sold	270,719

Total assets	873,922,371

Liabilities
Payable for fund units redeemed	2,226,968
State Street Bank and Trust Company—program fee payable	198,159
Trustee, management and administration fees payable	55,379
American Bar Retirement Association—program fee payable	31,694
Other accruals	55,431

Total liabilities	2,567,631

Net assets (equivalent to $ 29.12 per unit based on 29,918,542 units outstanding)	$871,354,740

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Interest income	$7,097,657	$14,146,102

Expenses
State Street Bank and Trust Company—program fee	619,012	1,229,734
American Bar Retirement Association—program fee	95,637	190,302
Trustee, management and administration fees	167,301	332,878
Reports to unitholders	42,791	84,286
Legal and audit fees	52,665	103,736
Registration fees	3,292	6,484
Other fees	10,972	21,611

Total expenses	991,670	1,969,030

Net interest income and net increase in net assets resulting from operations	$6,105,987	$12,177,072

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net interest income and net increase in net assets resulting from operations	$6,105,987	$12,177,072

From unitholder transactions
Proceeds from units issued	37,999,986	93,307,643
Cost of units redeemed	(33,217,195)	(116,475,913)

Net increase (decrease) in net assets resulting from unitholder transactions	4,782,791	(23,168,270)

Net increase (decrease) in net assets	10,888,778	(10,991,198)

Net assets
Beginning of period	860,465,962	882,345,939

End of period	$871,354,740	$871,354,741

Number of units
Outstanding-beginning of period	29,753,413	30,727,206
Issued	1,310,328	3,227,766
Redeemed	(1,145,199)	(4,036,430)

Outstanding-end of period	29,918,542	29,918,542

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(Selected data for a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Interest income	$0.24	$0.47
Net expenses†	(0.04)	(0.07)

Net interest income	0.20	0.40

Net increase in unit value	0.20	0.40
Net asset value at beginning of period	28.92	28.72

Net asset value at end of period	$29.12	$29.12

Ratio of net expenses to average net assets*	0.46%	0.46%
Ratio of net interest income to average net assets*	2.83%	2.84%
Total return**	0.69%	1.39%
Net assets at end of period (in thousands)	$871,355	$871,355

*	Annualized
**	Not annualized.
†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
State Street Bank collective investment funds, at value
Stable Asset Return Fund (cost of $14,535,940 and units of 526,551)	$15,335,390
Intermediate Bond Fund (cost of $16,679,690 and units of 988,664)	17,891,289
Large Cap Value Equity Fund (cost of $2,824,263 and units of 115,468)	3,578,258
Large Cap Growth Equity Fund (cost of $2,905,358 and units of 80,305)	3,578,258
Index Equity Fund (cost of $5,755,640 and units of 255,455)	7,156,515
International Equity Fund (cost of $2,762,756 and units of 189,577)	3,578,258
Receivable for collective investment funds sold	281,753

Total assets	51,399,721

Liabilities
Payable for collective investment funds purchased	194,403
Payable for portfolio units redeemed	87,350

Total liabilities	281,753

Net assets (equivalent to $ 18.36 per unit based on 2,784,474 units outstanding)	$51,117,968

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss):	180,479	593,360
Change in net unrealized appreciation (depreciation):	(237,429)	235,376

Net realized and unrealized gain (loss)	(56,950)	828,736

Net increase (decrease) in net assets resulting from operations	$(56,950)	$828,736

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$—	$—
Net realized gain on investments (loss)	180,479	593,360
Change in net unrealized appreciation (depreciation)	(237,429)	235,376

Net increase (decrease) in net assets resulting from operations	(56,950)	828,736

From unitholder transactions
Proceeds from units issued	2,400,132	5,694,349
Cost of units redeemed	(891,103)	(3,136,301)

Net increase (decrease) in net assets resulting from unitholder transactions	1,509,029	2,558,048

Net increase (decrease) in net assets	1,452,079	3,386,784

Net assets
Beginning of period	49,665,889	47,731,184

End of period	$51,117,968	$51,117,968

Number of units
Outstanding-beginning of period	2,701,593	2,644,013
Issued	131,801	311,805
Redeemed	(48,920)	(171,344)

Outstanding-end of period	2,784,474	2,784,474

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.00	$0.00
Net expenses†	0.00	0.00

Net investment income (loss)	0.00	0.00
Net realized and unrealized gain (loss)	(0.02)	0.31

Net increase (decrease) in unit value	(0.02)	0.31
Net asset value at beginning of period	18.38	18.05

Net asset value at end of period	$18.36	$18.36

Ratio of expenses to average net assets*†	0.00%	0.00%
Ratio of net investment income to average net assets*	0.00%	0.00%
Portfolio turnover**	3%	9%
Total return**	(0.11)%	1.72%
Net assets at end of period (in thousands)	$51,118	$51,118

*	Annualized
**	Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment funds in which the Portfolio invests rather than the turnover of such underlying collective investment funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the collective investment funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
State Street Bank collective investment funds, at value
Stable Asset Return Fund (cost of $17,211,314 and units of 629,878)	$18,344,710
Intermediate Bond Fund (cost of $50,442,381 and units of 3,041,160)	55,034,129
Large Cap Value Equity Fund (cost of $13,714,851 and units of 532,773)	16,510,239
Large Cap Growth Equity Fund (cost of $14,851,703 and units of 370,533)	16,510,239
Index Equity Fund (cost of $37,898,521 and units of 1,506,093)	42,192,832
International Equity Fund (cost of $23,996,448 and units of 1,457,860)	27,517,064
Mid-Cap Value Equity Fund (cost of $2,924,705 and units of 277,017)	3,668,942
Mid-Cap Growth Equity Fund (cost of $2,822,375 and units of 210,155)	3,668,942
Receivable for collective investment funds sold	808,421

Total assets	184,255,518

Liabilities
Payable for collective investment funds purchased	714,448
Payable for portfolio units redeemed	93,973

Total liabilities	808,421

Net assets (equivalent to $ 19.22 per unit based on 9,542,693 units outstanding)	$183,447,097

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss):	89,825	293,148
Change in net unrealized appreciation (depreciation):	48,528	3,382,752

Net realized and unrealized gain (loss)	138,353	3,675,900

Net increase (decrease) in net assets resulting from operations	$138,353	$3,675,900

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$—	$—
Net realized gain on investments (loss)	89,825	293,148
Change in net unrealized appreciation (depreciation)	48,528	3,382,752

Net increase (decrease) in net assets resulting from operations	138,353	3,675,900

From unitholder transactions
Proceeds from units issued	10,863,917	26,885,335
Cost of units redeemed	(3,121,810)	(3,960,750)

Net increase (decrease) in net assets resulting from unitholder transactions	7,742,107	22,924,585

Net increase (decrease) in net assets	7,880,460	26,600,485
Net assets
Beginning of period	175,566,637	156,846,612

End of period	$183,447,097	$183,447,097

Number of units
Outstanding-beginning of period	9,135,684	8,343,573
Issued	570,651	1,406,485
Redeemed	(163,642)	(207,365)

Outstanding-end of period	9,542,693	9,542,693

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$—	$—

Net expenses†	0.00	0.00

Net investment income (loss)	0.00	0.00
Net realized and unrealized gain (loss)	0.00	0.42

Net increase (decrease) in unit value	0.00	0.42
Net asset value at beginning of period	19.22	18.80

Net asset value at end of period	$19.22	$19.22

Ratio of net expenses to average net assets*†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets*	0.00%	0.00%
Portfolio turnover**	3%	4%
Total return**	0.00%	2.23%
Net assets at end of period (in thousands)	$183,447	$183,447

*	Annualized
**	Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment funds in which the Portfolio invests rather than the turnover of such underlying collective investment funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the collective investment funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Assets and Liabilities

Unaudited

June 30, 2004
Assets
State Street Bank collective investment funds, at value
Intermediate Bond Fund (cost of $18,729,557 and units of 1,115,138)	$20,180,012
Large Cap Value Equity Fund (cost of $14,458,034 and units of 564,368)	17,489,344
Large Cap Growth Equity Fund (cost of $14,289,926 and units of 392,507)	17,489,344
Index Equity Fund (cost of $39,009,152 and units of 1,440,670)	40,360,024
International Equity Fund (cost of $25,830,261 and units of 1,425,521)	26,906,682
Small Cap Equity Fund (cost of $3,486,030 and units of 67,029)	4,036,002
Mid-Cap Value Equity Fund (cost of $3,191,236 and units of 304,731)	4,036,002
Mid-Cap Growth Equity Fund (cost of $3,064,837 and units of 231,180)	4,036,002
Receivable for collective investment funds sold	321,344
Receivable for portfolio units sold	72,271

Total assets	134,927,027

Liabilities
Payable for collective investments funds purchased	393,615

Total liabilities	393,615

Net assets (equivalent to $ 19.74 per unit based on 6,813,678 units outstanding)	$134,533,412

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Operations

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	326,649	770,124
Change in net unrealized appreciation (depreciation)	209,710	2,785,123

Net realized and unrealized gain (loss)	536,359	3,555,247

Net increase (decrease) in net assets resulting from operations	$536,359	$3,555,247

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
From operations
Net investment income (loss)	$—	$—
Net realized gain on investments (loss)	326,649	770,124
Change in net unrealized appreciation (depreciation)	209,710	2,785,123

Net increase (decrease) in net assets resulting from operations	536,359	3,555,247

From unitholder transactions
Proceeds from units issued	5,396,701	12,403,556
Cost of units redeemed	(1,498,788)	(3,814,775)

Net increase (decrease) in net assets resulting from unitholder transactions	3,897,913	8,588,781

Net increase (decrease) in net assets	4,434,272	12,144,028
Net assets
Beginning of period	130,099,140	122,389,384

End of period	$134,533,412	$134,533,412

Number of units
Outstanding-beginning of period	6,616,872	6,377,795
Issued	274,806	632,354
Redeemed	(78,000)	(196,471)

Outstanding-end of period	6,813,678	6,813,678

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2004 to June 30, 2004	For the period January 1, 2004 to June 30, 2004
Investment income	$0.00	$0.00
Net expenses†	0.00	0.00

Net investment income (loss)	0.00	0.00
Net realized and unrealized gain (loss)	0.08	0.55

Net increase (decrease) in unit value	0.08	0.55
Net asset value at beginning of period	19.66	19.19

Net asset value at end of period	$19.74	$19.74

Ratio of net expenses to average net assets*†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets*	0.00%	0.00%
Portfolio turnover**	2%	5%
Total return**	0.41%	2.87%
Net assets at end of period (in thousands)	$134,533	$134,533

*	Annualized
**	Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment funds in which the Portfolio invests rather than the turnover of such underlying collective investment funds.
†	Expenses includes only those expenses charged directly to the Portfolio, and does not include expenses charged to the collective investment funds in which the Portfolio invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

Unaudited

1.    Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company (“State Street Bank” or the “Trustee”) acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the American Bar Association Members Retirement Program (“the Program”). Ten separate collective investment funds (the “Funds”) and the Structured Portfolio Service (the “Portfolios”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Funds and Portfolios are investment options under the Program, which is sponsored by the American Bar Retirement Association (“ABRA”). The objectives and principal strategies of the Funds and Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. At June 30, 2004, the investments representing the debt portion of the Fund having in aggregate a value of $173,984,004 were exchanged for 9,614,275 units of the Intermediate Bond Fund.

Index Equity Fund—replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund’s net assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund’s financial statements are available from State Street Bank upon request.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of June 30, 2004, 32.11% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of June 30, 2004, 23.30% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a separate State Street Bank collective investment fund. The financial statements of State Street and Trust Company Yield Enhanced Short-Term Investment Fund are available from State Street Bank upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

In seeking its objective, each Structured Portfolio Service conducts a monthly pre-determined investment rebalancing in the Funds.

All the Funds may invest in the State Street and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund advised by State Street Global Advisors, a division of State Street Bank. The underlying collective investment fund’s financial statements are available from State Street Bank upon request. At June 30, 2004, the Intermediate Bond Fund had 14.57% of its net assets invested in the State Street and Trust Company Yield Enhanced Short-Term Investment Fund; this amount includes the assets transferred from the Balanced Fund on June 30, 2004.

The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

In the normal course of business, the Trust enters into contracts that contain a variety of representations and that may contain general indemnifications. The Trust’s maximum exposure under these provisions is unknown, as this would involve future claims that may be made against the Trust. The Trust expects the risk of loss to be remote.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

2.    Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2003 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of June 30, 2004 and the results of each of their operations, the changes in each of their net assets and certain financial data for the three and six month periods, ended June 30, 2004.

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

Other Funds and Portfolios:    Stocks listed on the national securities and certain over-the-counter issues traded on the Nasdaq National Market (NASDAQ) are valued at the last close price, or, if no sale, at the latest available bid price. Securities participating in the NASDAQ Closing Cross will be valued at the NASDAQ Official Closing Price (NOCP) that results from the Closing Cross. Other unlisted stocks reported on the NASDAQ system are valued at quoted bid prices.

Foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange, on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

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

B.     Security Transactions and Related Investment Income

Security transactions are accounted for on the trade date (the date on which the order to buy or sell is executed). Interest income is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date. Interest income is increased by accretion of discount and reduced by amortization of premium. Realized gains and losses are reported on the basis of the identified cost of securities delivered.

A Fund’s portfolio of investments may include securities purchased on a when-issued basis, which may be settled in the month after the issue date. Interest income is not accrued until the settlement date.

Certain collective investment funds and registered investment companies in which the Funds invest may retain investment income and net realized gains. Accordingly, realized and unrealized gains and losses reported by a Fund may include a component attributable to investment income of the underlying funds.

C.    Foreign Currency Transactions

The accounting records of the Funds and Portfolios are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at period-end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

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

E.    Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s or Portfolio’s net asset value.

All Funds: Pursuant to the Declaration of Trust, the Funds and Portfolios are not required to distribute their net investment income or gains from the sale of portfolio investments.

F.    TBA Commitments and Roll Transactions

The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Funds’ other assets. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, these Funds will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under “Security Valuation” above. These Funds may dispose of a commitment prior to settlement if the Fund’s advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

G.    Futures Contracts

The Intermediate Bond Fund may use, on a limited basis, futures contracts to manage exposure to the bond market, and as a substitute for acquiring market positions in securities comparable to those held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund’s exposure to the underlying instrument. Selling futures tends to decrease a fund’s exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

The Fund enters into futures contracts only on exchanges or boards of trades where the exchange or board of trade acts as the counterparty to the transaction. Thus, credit risk on such transactions is limited to the failure of the exchange or board of trade. Losses in value may arise from changes in the value of the underlying instruments or from illiquidity in the secondary market for the contracts. In addition, there is the risk that there may not be an exact correlation between a futures contract and the underlying index.

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

At June 30, 2004, the Fund held the following futures contracts:

	Number of Contracts			Unrealized
Futures Contracts	Long/(Short)	Notional Cost	Maturity Date	Gain/Loss
Euribor Futures	500,000	$488,425	06/30/2005	$(3,502)
Germany Fed Rep Bonds 10 Year	5,000,000	5,623,790	09/30/2004	41,062
UK Treasury Bonds	1,125,000	1,068,149	09/15/2004	71
UK Treasury Bonds	2,900,000	3,044,377	09/28/2004	44,240
Eurodollar Futures	11,500,000	11,103,538	09/19/2005	(29,038)
Eurodollar Futures	2,500,000	2,406,625	12/19/2005	(6,375)
Eurodollar Futures	13,000,000	12,611,950	03/14/2005	1,950
Eurodollar Futures	30,000,000	28,418,730	06/18/2007	79,770
U.S.. Treasury Notes 10 Year	36,100,000	39,255,443	09/21/2004	212,010
U.S.. Treasury Notes 5 Year	6,600,000	7,127,734	09/21/2004	45,641
U.S.. Treasury Bonds	(4,100,000)	(4,281,617)	09/21/2004	(79,758)

H.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of June 30, 2004, the Intermediate Bond Fund held the following forward foreign currency contracts.

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation (Depreciation)
Sell	Euro	13,161,000	$16,206,455	07/20/04	$181,553
Sell	Pound Sterling	89,000	$161,414	07/28/04	$460

I.    Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts may have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to interest income.

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

At June 30, 2004, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional Amount Fund/Counterparty	Expiration Date	Description	Unrealized Appreciation (Depreciation)
6,800,000	06/16/2014	Agreement with Goldman Sachs Capital Market, dated 08/07/2003, to pay the notional amount multiplied by the six-month JPY-LIBOR rate and receive the notional amount multiplied by 1.07%.	$(236,974.	)

2,300,000	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 10/30/2003, to pay the notional amount multiplied by the six-month GBP-LIBOR rate and receive the notional amount multiplied by 4.00%.	(20,270.	)

17,500,000	12/15/2014	Agreement with Goldman Sachs Capital Market, dated 05/25/2004, to pay the notional amount multiplied by the three-month LIBOR rate and receive the notional amount multiplied by 5.00%.	249,902.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

Notional Amount Fund/Counterparty	Expiration Date	Description	Unrealized Appreciation (Depreciation)
8,000,000	09/15/2005	Agreement with Goldman Sachs Capital Market, dated 11/06/2003, to pay the notional amount multiplied by the three-month LIBOR rate and receive the notional amount multiplied by 3.25%.	22,281.

6,300,000	03/17/2005	Agreement with Merrill Lynch Capital Services, dated 09/15/2003, to pay the notional amount multiplied by the six-month GBP-LIBOR rate and to receive the notional amount multiplied by 4.25%.	(51,341.	)

2,500,000 EUR	12/21/2007	Agreement with Barclays Bank PLC, dated 03/05/2004, to pay the notional amount multiplied by the six-month EURIBOR rate and receive the notional amount multiplied by 4.00%.	(18,587.	)

4,000,000	12/15/2009	Agreement with Lehman Brothers, dated 05/26/2004, to pay the notional amount multiplied by the three-month LIBOR rate and receive the notional amount multiplied by 4.00%.	24,498.

2,500,000 EUR	12/21/2007	Agreement with Goldman Sachs Capital Market, dated 03/23/2004, to pay the notional amount multiplied by the six-month EURIBOR rate and receive the notional amount multiplied by 4.00%.	(25,323.	)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

default, the Fund enters into swaption contracts with counterparties whose creditworthiness has been approved by the Advisor. The Fund bears the market risk arising from any change in index values or interest rates.

A summary of the written put options for the period ended June 30, 2004 is as follows:

Written Put Option Contracts	Number of Contracts	Premiums
Outstanding, beginning of period	13,000	$34,970

Options written	2,020	152,340
Options exercised	—	—
Options expired	2,020	(152,340)
Options closed	—	—

Outstanding, end of period	13,000	$34,970

At June 30, 2004, the Fund held the following written put options contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006	13,000	$24,790

Total premiums received $34,970

A summary of the written call options for the period ended June 30, 2004 is as follows:

Written Call Option Transactions	Number of Contracts	Premiums
Outstanding, beginning of period	13,000	$35,880

Options written	2,020	170,524
Options exercised	—	—
Options expired	2,020	(170,524)
Options closed	—	—

Outstanding, end of period	13,000	$35,880

At June 30, 2004, the Fund held the following written call option contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006	13,000	$26,280

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

Unaudited

3.    Investment Advisory, Investment Management and Related Party Transactions

State Street Bank has retained the services of Capital Guardian Trust Company, a wholly-owned subsidiary of The Capital Group Companies, Inc.; RCM Capital Management LLC, the institutional investment management area of Dresdner Bank Group; Sit Investment Associates, Inc.; Morgan Stanley Investment Management, Inc. (through May 31, 2004); Alliance Capital Management L.P.’s Bernstein Investment Research and Management Unit; Pacific Investment Management Company; Ariel Capital Management; Turner Investment Partners; Philadelphia International Advisors, LP and JP Morgan Fleming Asset Management Limited to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

A fee is paid to each investment advisor for the Funds based on the value of the assets allocated to that investment advisor and the respective graduated fee rates agreed to in the Advisor’s contract. These fees are accrued on a daily basis and paid either monthly or quarterly from the assets of the applicable Fund. Actual fees paid to each investment advisor during the past year are disclosed in the Trust’s prospectus. Fee rate ranges are as follows:

Investment Advisor	Fee Rate Range Highest Lowest
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)	.50% to .225%*
RCM Capital Management LLC (Large-Cap Growth Equity)	.70% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Sit Investment Associates, Inc. (Small-Cap Equity)	1.00% to .60%
Morgan Stanley Investment Management (Balanced)	.125% to .50%
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .60%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Ariel Capital Management (Mid-Cap Value Equity)	.75% to .50%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%

*	Subject to a 5% fee reduction based on aggregate fees.

Investment Advisor	Six-Month Period ended June 30, 2004 Fees Paid Year to Date
Alliance Capital Management L.P. (Large-Cap Value Equity)	$322,868
Ariel Capital Management (Mid-Cap Value Equity)	121,755
Capital Guardian Trust Company (Balanced)	338,528
Capital Guardian Trust Company (Large-Cap Growth Equity)	341,736
Capital Guardian Trust Company (Small-Cap Equity)	184,343
J.P. Morgan Fleming Asset Management Limited (International Equity)	224,435
Morgan Stanley Investment Management, Inc. (Balanced)	160,025
Pacific Investment Management Company (Intermediate Bond)	381,703
Philadelphia International Advisors LP (International Equity)	156,070
RCM Capital Management LLC (Large-Cap Growth Equity)	423,387
Sit Investment Associates, Inc (Small-Cap Equity)	492,013
Turner Investment Partners (Mid-Cap Growth Equity)	189,747

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

A separate program fee (“Program fee”) is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets and the following annual fee rates:

Value of Program Assets	Rate for ABRA Period ended June 30, 2004
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ABRA received Program fees of $ 798,597 for the six-month period ended June 30, 2004.

The State Street Bank Program fee is calculated monthly as one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last business day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee is accrued daily and paid monthly.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the six-month period ended June 30, 2004 totaled $35,733 and is allocated to each Fund based on net asset value.

Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Collective Trust to a non-interest bearing account with State Street Bank. No separate fee is charged for processing benefit payments. Rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street’s fees under the Program. The Program fee paid to State Street Bank reflects a $300,000 annual reduction for earnings estimated to be attributable to outstanding benefit checks for 2004.

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts) at the following rates:

Value of Assets in all Funds	2004 Rate
First $1.0 billion	.156%
Next $1.8 billion	.058%
Over $2.8 billion	.025%

This fee is accrued on a daily basis and paid monthly from the net assets of the Funds. The trustee, management and administrative fees attributable to the Funds held in the Structured Portfolio Service are also accrued and paid from the Funds.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

State Street Bank received program fees of $5,159,044 and trustee, management and administration fees which aggregated $1,396,069 for the six-month period ended June 30, 2004. These fees are allocated to each Fund based on net asset value.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Six-Month Period Ended June 30, 2004
	Purchases		Sales
Balanced Fund	$287,804,426	*	$215,780,459
Index Equity Fund	33,813,534		9,514,198
Intermediate Bond Fund	280,849,224		217,458,726
International Equity Fund	32,499,230		22,461,529
Large-Cap Growth Equity Fund	127,850,979		143,864,633
Large-Cap Value Equity Fund	66,313,068		42,676,636
Mid-Cap Growth Equity Fund	62,522,847		49,093,963
Mid-Cap Value Equity Fund	13,295,096		1,592,407
Small-Cap Equity Fund	87,814,102		88,289,707

Conservative Structured Portfolio Service	6,791,560		4,233,513
Moderate Structured Portfolio Service	30,339,855		7,415,271
Aggressive Structured Portfolio Service	14,459,921		5,871,140

The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:

	Six-Month Period Ended June 30, 2004
	Purchases	Sales
Balanced Fund	$179,166,395	$264,821,289
Intermediate Bond Fund	492,550,939	339,294,080

*	Includes the purchase of 9,614,275 units of the Intermediate Bond Fund valued at $173,984,004 at June 30, 2004.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Unaudited

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

6.    Securities Lending Income

The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as agent for certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in the amount at least equal to 100% of the market value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the quarter ended June 30, 2004, the Stable Asset Return Fund experienced an annualized total return, net of expenses, of 2.84%. By comparison, the Ryan Labs Three Year GIC Index and the Money Fund Report “Tier One” Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 2.67% for the same period. For the six months ended June 30, 2004, the Fund experienced an annualized total return, net of expenses, of 2.86%, compared to an investment record of 2.71% for the combination benchmark for the same period. The combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the benchmark or a full allowance for fund expenses.

The Stable Asset Return Fund outperformed the combination benchmark for both the quarter and six month period ended June 30, 2004. The Fund entered into several guaranteed investment contracts during the quarter to replace maturing contracts and to maintain desired allocations among classes of permitted investments. All trades focused on the 3 to 5 year portion of the yield curve to add some incremental yield given the current steepness in the curve.

Participant cash flows were positive for the second quarter, but year-to-date were net negative $24 million. Fund assets are down a little over 1% year-to-date. During the six-months ended June 30, 2004, the Fund’s duration drifted shorter due to negative cash flow. Trades added over the six month period had a weighted average maturity of approximately 3.85 years in an attempt to add some duration while there is still an approximate 100 basis-point spread between two-year and five-year maturities on the yield curve. The Fund entered into several GIC trades during the second quarter to replace maturities and to maintain the insurance allocation. These trades focused on the 3-5 year part of the yield curve in order to add some yield and duration.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the quarter ended June 30, 2004, the Intermediate Bond Fund experienced a total return, net of expenses, of (2.07)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (2.44)% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 0.14%, compared to an investment record of 0.15% for the Lehman Brothers Aggregate Bond Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Intermediate Bond Fund, advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2004 while it slightly underperformed the Lehman Brothers Aggregate Bond Index for the six month period ended June 30, 2004. Below benchmark duration was positive for returns during the second quarter as interest rates rose sharply; however, for the year to date period, the duration position was an overall negative contributor as rates fell in the first quarter and in the final weeks of June. Emphasis on short and intermediate maturities was negative during the year to date period as the yield curve flattened in anticipation of Fed tightening. Real return bonds added to quarterly and year to date period returns because they outperformed more volatile Treasuries of like duration as rates rose. A mortgage bond underweight was slightly negative as mortgages outpaced comparable Treasuries. Security selection was positive, however, and more than offset this impact. Underweighting of corporates was slightly positive as this sector lagged Treasuries modestly on like-duration basis; however, negative security selection mitigated this effect. Municipal bonds helped returns as municipal bond yields rose less than Treasuries as rising rates caused municipal bond issuances to decline. Non-U.S. positions, mainly Eurozone issues, added value amid expectations for lower growth and inflation in Europe.

Balanced Fund

The Balanced Fund invests in publicly traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended June 30, 2004, the Balanced Fund experienced a total return, net of expenses, of (0.17)%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (0.15)% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 2.02%, compared to an investment record of 2.06% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indexes or for fund expenses.

The equity portion of the Balanced Fund, advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the quarter ended June 30, 2004. The underperformance contributed to reducing the six month period performance below that of the investment record of the Index. Stock selection in the health care sector was the primary detractor from performance for the second quarter, due to the poor performance of one of the portfolio’s largest holdings, Forest Labs. Health care is also the worst performing sector year to date in the portfolio. Stock selection in information technology also hurt performance during both the second quarter and year to date, and stock selection in consumer discretionary adversely affected year to date performance. Stock selection in telecom services slightly detracted from performance during the quarter but it is the largest contributor to year to date performance. The underweight position in financials helped performance for both the second quarter and year to date and is the second largest contributor to performance.

The fixed income portion of the Balanced Fund, advised by Morgan Stanley Investment Management until May 31, 2004, and thereafter by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2004. The Morgan Stanley Investment Management fixed income portfolio outperformed its benchmark by a wide margin during April and May; this, in turn, allowed the fixed income portfolio to outperform its benchmark on a year-to-date basis through the end of May. Second quarter relative performance through May 31 was enhanced by the portfolio’s below-benchmark interest-rate duration position, which helped preserve capital during a significant bond market sell-off. An emphasis on higher-coupon mortgage-backed and an underweight in agency debentures also had a positive impact on relative returns during the quarter. The portfolio’s corporate bond strategy did not have a major effect on relative performance during the first half of 2004, given that its sensitivity to credit spreads was near that of the benchmark.

For the month of June 2004 the fixed income portfolio outperformed the Lehman Brothers Aggregate Bond Index. The portfolio’s below-benchmark duration was neutral for performance, as intermediate maturity yields were largely unchanged, while the portfolio’s maturity structure added slightly to performance. A below-index weighting in corporates was neutral, and a mortgage sector emphasis was a strong positive for the month as mortgages outperformed amid declining volatility. Outside of these core sectors, a tactical allocation to emerging markets was positive.

Large-Cap Value Equity Fund

The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalization greater than $1 billion that may be considered undervalued. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

For the quarter ended June 30, 2004, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 0.77%. By comparison, the Russell 1000 Value Index produced an investment record of 0.88% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 4.52%, compared to an investment record of 3.94% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The actively managed portion of the Large-Cap Value Equity Fund, advised by Alliance Capital Management L.P., slightly underperformed the Russell 1000 Value Index after expenses for the quarter ended June 30, 2004. The largest contributor to performance was stock selection in the capital equipment sector, bolstered by the strong performance of BF Goodrich, Tyco, Boeing, Textron and Eaton. These companies benefited from improving conditions in the U.S. capital equipment, aerospace and defense industries.

Oil prices reached record highs in the second quarter, lifting energy stocks. In this environment, individual stocks outperformed and the overweight of the sector paid off. Refining margins remained strong, rewarding companies with exposure to refining, such as ConocoPhillips, the largest refiner in the U.S.

Although utilities stocks lagged the market during the second quarter, a number of the stock selection decisions paid off. Utility company Sempra Energy, for instance, benefited from strong first quarter earnings and continued progress on a number of growth initiatives.

An emphasis on railroad stocks, which were among the market leaders during the quarter, added to performance. Holdings in Norfolk Southern, CSX and Burlington Northern, for instance, fared well.

Retailers felt the pressure of rising interest rates during the quarter. Federated Department Stores, May Department Stores and Sears all trailed the market. Importantly, however, despite the decline, Federated Department Stores continues to report strong results.

Technology stocks traded down during the second quarter, and several of the positions moved in tandem. Among them were Ingram Micro and Nortel Networks. The depreciation of the Euro during the quarter took a toll on Ingram Micro, as well as weaker demand in Europe. Meanwhile, Nortel Networks announced that the scope of its accounting review had been expanded. However, the company rebounded in June as it announced that the conclusion of its re-audit would come in July.

For the year to date period ended June 30, 2004, the actively managed portion of the Large-Cap Value Equity Fund outperformed the Russell 1000 Value Index after expenses. Stock selection in the technology sector was a big contributor to performance year-to-date. Most notable were positions in Corning, Nortel Networks and distributor Arrow.

As oil prices remained high and refining margins have been extremely strong, companies with exposure to refining, such as ConocoPhillips and refiner Valero Energy, benefited. Occidental Petroleum and Marathon Oil also fared well in this environment.

In the utilities sector, both phone and electric companies fared well. The most meaningful contribution to relative performance in this sector came from Sprint PCS, which rallied with other telecom companies after a February bid for AT&T Wireless by Cingular Wireless. The acquisition is a positive for the entire wireless industry, as it reduces the number of competitive players.

The financial sector was dragged down by lingering concerns over the effect of rising interest rates. Although these fears plagued the market, a number of holdings in insurance companies, including Oxford Health Plans and ManuLife, outperformed. Underweights of several interest rate sensitive banks also helped. On the negative side, however, the portfolio’s position in Humana detracted from performance.

Year-to-date, a number of consumer-related holdings hurt relative returns. For instance, several of the retailers fell, as did Altria in the consumer staples sector and Comcast in the consumer growth sector. Altria’s recent underperformance stemmed from negative investor reaction to two news items on the litigation front. In both instances, the rulings mean that the issues will be decided at trial. Tobacco companies had believed these cases would not go to trial, which would have removed the overhang of financial risk. However, it should be noted that the tobacco companies have significant legal precedent and rulings by higher courts in their favor in both cases. Meanwhile, cable company Comcast sank earlier this year on fears that it would have to raise its hostile takeover bid for Walt Disney Company; although Comcast eventually retracted their offer, the stock remained depressed.

Although market anxieties have begun to rise from very low levels, there appear to be limited major industrial or economic stresses creating important value themes. The sector overweights and of the actively managed portion of the portfolio underweights are accordingly smaller than usual. However, the portfolio has continued to seek opportunities within sectors from which alpha may be achieved.

The performance of the indexed portion of the Fund for both the quarterly and six month periods ended June 30, 2004 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

For the quarter ended June 30, 2004, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 1.37%. By comparison, the Russell 1000 Growth Index produced an investment record of 1.94% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 2.38%, compared to an investment record of 2.74% for the Russell 1000 Growth Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The actively managed portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for both the quarter and six month period ended June 30, 2004. Stock selection in the health care sector was the primary detractor from performance for the second quarter, due to the poor performance of one of the largest holdings, Forest Labs. Health care is also the worst performing sector year to date in the portfolio. Stock selection in information technology also hurt performance during both the second quarter and year to date, and stock selection in consumer discretionary adversely affected year to date performance. Stock selection in telecom services slightly detracted from performance during the quarter but it is the largest contributor to year to date performance. The underweight position in financials helped performance for both the second quarter and year to date and is the second largest contributor to performance.

The actively managed portion of the Large-Cap Growth Equity Fund which is advised by RCM Capital Management LLC outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2004. The outperformance was due to industry strategy. Overall stock selection cost the portfolio during the quarter. Stock selection in software, communications equipment and health care equipment & supplies hurt performance. Stock selection was positive within internet software & services and biotechnology.

Industry strategy added to performance in the second quarter. Overweights in internet software & services and software and underweights in retailing and computers & peripherals helped industry strategy. An overweight in hotels restaurants & leisure and an underweight in health care equipment & supplies hurt industry strategy.

For the first half of 2004, the portion of the Large-Cap Growth Equity Fund advised by RCM Capital Management LLC returned underperformed the investment record of the Russell 1000 Growth Index. Stock selection cost the portfolio during the first half of the year. Stock selection in software, communications equipment and diversified financials hurt performance most. Stock selection was positive within internet software & services and pharmaceuticals. Industry strategy for the first half of 2004 added to the performance of the portfolio. Overweights in internet software & services and energy, underweights in semiconductors & instruments and retailing, helped performance. Overweights in pharmaceuticals and food & drug retailing, and underweights in health care providers & services and health care equipment & supplies, hurt performance.

The performance of the indexed portion of the Fund for both the quarterly and six month periods ended June 30, 2004 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended June 30, 2004, the Index Equity Fund experienced a total return, net of expenses, of 1.24%. By comparison, the Russell 3000 Index produced an investment record of 1.33% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 3.35%, compared to an investment record of 3.59% for the Russell 3000 Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The performance of the Index Equity Fund for both the quarterly and six month periods ended June 30, 2004 was consistent with the Russell 3000 Index after taking into account expenses.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to be broadly diversified and emphasizes sectors and securities that State Street and the Fund’s Investment Advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended June 30, 2004, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of (0.20)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 1.73% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 3.77%, compared to an investment record of 7.17% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Mid-Cap Value Equity Fund, advised by Ariel Capital Management, LLC, underperformed the Russell Mid-Cap Value Index for the quarter ended June 30, 2004. Although many companies experienced earnings growth due to an improving economy, much of this growth had already been factored into the market, making it difficult for stocks to generate any lasting momentum. Against this backdrop, the portfolio lagged behind the gain of the Index. Results were adversely affected by holdings in the consumer discretionary & services and financial services sectors of the market, while health care positions contributed positively to performance.

The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the six-month period ended June 30, 2004. This underperformance was largely attributable to higher oil prices, which lifted the performance of companies within the integrated oils and other energy sectors in which the portfolio had no exposure. Additionally, interest rate fears caused the portfolio to lag the financial services sector, but strength was derived from the health care and consumer discretionary areas of the market.

Mid-Cap Growth Equity Fund

The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund emphasizes sectors and securities that State Street and the Investment Advisor believe have strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended June 30, 2004, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of 0.24%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 1.05% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 3.09%, compared to an investment record of 5.94% for the Russell Mid-Cap Growth Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Mid-Cap Growth Equity Fund, advised by Turner Investment Partners, underperformed the Russell Mid-Cap Growth Index for the quarter ended June 30, 2004. Most of the underperformance came in the month of April as security fundamentals were overshadowed by macroeconomic factors such as high oil prices, inflation, geopolitical concerns, and the anticipated Fed rate increase which occurred on June 30. Additionally, markets were affected by low trading volumes. The consumer discretionary sector detracted the most from performance during the quarter as consumer-oriented and retail names suffered from dwindling consumer spending and sentiment. Owning companies such as Pep Boys, Sports Authority, and Pacific Sunwear detracted about 0.25% from total performance. Stocks in the materials sector detracted value as well. In the beginning of the quarter, the portfolio was overweight some of the steel and precious metals companies such as U.S. Steel and Phelps Dodge. These companies were hurt by the strengthening dollar, and were sold out of the portfolio during the quarter. Finally, in the financial services sector, names which are sensitive to an increasing interest rate environment detracted value such as Ameritrade and Knight Trading. Health care was the best performing sector during the quarter mostly due to specific situations in two biotechnology stocks. Gen Probe contributed about 0.35% to portfolio performance, as its stock continued to benefit from the release of Tigris, its new nucleic acid testing system. OSI Pharmaceuticals also contributed 0.41% to performance. OSI rose on the news that its new drug Tarceeva had exceeded survival hurdles in patients with small cell lung cancer.

During the first six months of the year, the portfolio lagged the Russell Mid Cap Growth Index by 2.93%. Technology contributed the most to the portfolio’s performance, about 0.30%, aided by superior security selection within the computer services software & systems and computer technology industries. However, an overweight of the electronics industry, specifically the portfolio’s position in Sanmina, detracted approximately 0.40% from performance. On the whole, materials and processing and producer durables were the largest detractors on a sector level, detracting more than 1.00% from performance. Examples of securities that underperformed in these broad sectors were U.S. Steel, Lam Research and Novellus Systems.

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

For the quarter ended June 30, 2004, the Small-Cap Equity Fund experienced a total return, net of expenses, of (1.94)%. By comparison, the Russell 2000 Index produced an investment record of 0.47% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 1.13%, compared to an investment record of 6.76% for the Russell 2000 Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company underperformed the Russell 2000 Index for the quarter ended June 30, 2004. The combined overweight and stock selection in information technology, namely semiconductor production, hurt performance for both the second quarter and year to date. Poor stock selection in health care also hurt performance in the second quarter. The majority of the portfolio’s underperformance can be attributed to negative stock selection in this sector, namely biotechnology. The largest positive contributor during the second quarter was the materials sector where both sector and stock selection were positive. Strong stock selection was the main contributor in both the second quarter and year to date. The second largest contributor to performance for both the second quarter and year to date was the financials sector. The portfolio has benefited from its underweight in the thrifts and mortgages industry and positive stock selection within the capital markets and consumer finance industry.

The portion of the Small-Cap Equity Fund advised by Sit Investment Associates, Inc. underperformed the Russell 2000 Index for the quarter ended June 30, 2004. The holding of cash reserves averaging slightly less than five percent was a minor factor in performance with the stock market being essentially flat during the period. The portfolio’s underperformance was due to stock selection, principally in the finance and technology services sectors. One company in the finance sector, New York Community Bancorp, accounted for the major portion of the sector’s (and the portfolio’s) weakness. The decline in its shares in the second quarter was caused by the company’s announcement that it was pursuing strategic alternatives as a result of losses in its securities portfolio. Subsequently, the company sold some securities and said it would take a charge for the losses. Despite these short-term negatives, the underlying business of the company continues to grow and the shares are being retained. In the case of technology services, there was no single company impacting results in a major way, but several firms, generally held in small weightings, experienced price declines generally related to lower-than-anticipated business development. The two stocks making the largest positive contributions to the portfolio in the quarter were Biosite (up 41%) and Quicksilver Resources (up 73%).

The reasons for year to date underperformance of the portion of the Fund advised by Sit Investment Associates, Inc. were generally the same as for the first quarter, namely stock selection in the technology services and electronic technology sectors. The weakest stocks in each of these two sectors were, respectively, Business Objects and Foundry Networks, both of which lowered earnings guidance for the second quarter. In the case of Business Objects, its earnings forecast was lowered due to currency exchange losses and integration costs of an acquisition. The company remains a leader in business intelligence products, which has excellent growth potential, and the shares are being retained. Foundry Networks, a maker of computer hardware and networking equipment, experienced softness in demand in Japan, but operations in Europe and the U.S. remain strong. The company is a strong competitor to Cisco Systems, and its shares are also being retained. There were also some very strong performers during the first half, the two companies providing the largest positive contributions to the portfolio being Biosite (up 56%) and Quicksilver Resources (86%).

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

For the quarter ended June 30, 2004, the International Equity Fund experienced a total return, net of expenses, of 0.69%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of (0.90)% for the same period. For the six months ended June 30, 2004, the Fund experienced a total return, net of expenses, of 3.60%, compared to an investment record of 3.82% for the MSCI AC World Ex-U.S. Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The portion of the International Equity Fund advised by JP Morgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2004. International equities continued to show gains, while the modest strength of the U.S. dollar reduced returns to domestic investors. The quarter was dominated by worries about the speed of interest rate rises in the U.S., as the quarter produced the first Fed rate hike in more than four years. At the same time, corporate profitability has maintained its momentum. In Asia, Japan lagged other developed markets and emerging markets fell as investors worried about risk and a potential slowdown in China. There was a rotation within markets in the second quarter with defensive sectors such as consumer staples and health care outperforming. The energy sector benefited from higher oil prices and excess cash flow. Technology and interest rate sensitive sectors such as financials lagged the broader market. Defensive stocks such as Schering, Tesco and Reckitt Benckiser all reported positive top line growth. BMW, after a poor first quarter (in price relative terms), reiterated its volume and margin targets. Yukos has ceased to trade on fundamentals and is dependent upon the whim of the Russian government. Nokia reported poor results as competition in handsets increased. Average selling prices fell and Nokia’s market share came under pressure. Samsung gave up some of its very strong performance as emerging market stocks underperformed the broader indices.

The portion of the International Equity Fund advised by JP Morgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the year to date period ended June 30, 2004.

Underperformance can be attributed largely to stock selection in the consumer discretionary sector where holding BMW and Fuji Photo combined with a lack of exposure to Toyota detracted from performance. BMW shares were weak during the quarter as concerns about the weak dollar and a continued decline in German new car registrations weighed heavily on the stock. The stock bounced back in the second quarter as the German company reported strong sales figures but still closed out the six month period with a 3% loss. Shares of Fuji Photo were hit when it became apparent that the rise in sales of digital cameras was not sufficient to offset the decline in traditional film sales, and the portfolio sold the stock. Toyota (which is not held in the portfolio) racked up gains of 20% during the first half. The company overtook Ford to become the second leading automaker in the world and it continued to gain share in the US and once again topped JD Powers dependability surveys. An overweight position in Honda (up 9% for the period) helped offset some of the pain but could not do so entirely.

Overweight positions in CVRD, Vodafone and Yukos also impacted performance negatively. Brazilian iron ore producer CVRD was hit by concerns about higher U.S. interest rates and the possibility of a slowdown in China. Brazil, with its large stockpile of dollar denominated debt, is vulnerable to higher U.S. rates, while China has been the main driver behind the surge in iron ore demand. Investors were turned off by Vodafone’s (failed) attempt to acquire AT&T Wireless. Those concerns were exacerbated by the company’s ongoing problems in Japan and by the departure of two senior executives. Yukos shares took a dive in the second quarter (and are down 25% for the year to date period) as political pressures on the company resurfaced in the form of a $3.5 billion tax bill that threatened to plunge the company into possible bankruptcy.

On the positive side, stock selection in the area of consumer staples contributed positively to performance. The portfolio’s showing in the sector was spearheaded by an overweight in Reckitt Benckiser. The stock rose more than 25% during the first half as the company continued to generate outstanding sales and earnings.

The portfolio also did well in energy due to strong performance by the BG Group and ENI. Strong earnings and speculation about a possible takeover attempt drove shares of BG up 20% in the first half, while shares of ENI benefited from a continued rise in energy prices.

Other noteworthy contributors to performance included Takefuji, the Japanese consumer finance company that surged in the first half as improving economic conditions in Japan prompted a decline in personal bankruptcies and defaults. Holcim rose on expectations that cost-cutting and improved global demand would drive up profits for the construction materials producer.

The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. outperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2004. The portfolio’s low relative exposure to Asian markets benefited performance, but the primary driver of the higher returns was security selection, which was favorable on both a country and sector basis. After a protracted period where investors had disfavored low P/E stocks or low risk, the investment headwinds described above led investors back toward stocks with these characteristics. The portfolio holdings outperformed their respective sectors across the board. On a country basis, the best relative returns came from strong stock selection in Germany, Sweden, and Spain. Year to date, the portfolio remains behind the Index by a modest margin due primarily to an underweight in Japanese securities and a lack of Japanese banks which heavily outperformed the Index earlier in the year.

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

For the quarter ended June 30, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of (0.14)% for the Conservative Portfolio, 0.03% for the Moderate Portfolio, and 0.42% for the Aggressive Portfolio.

For the six month period ended June 30, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of 1.69% for the Conservative Portfolio, 2.26% for the Moderate Portfolio, and 2.89% for the Aggressive Portfolio.

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

PART II.    OTHER INFORMATION.

Item 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the quarter ended June 30, 2004, the Collective Trust issued an aggregate of approximately $160,120,157 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.    EXHIBITS

10.1	Amendment dated July 16, 2004, to Investment Advisor Agreement, dated July 1, 2004, by and between State Street Bank and Trust Company and Pacific Investment Management Company, LLC.

10.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and J.P. Morgan Fleming Asset Management.

31.1	Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS / STATE STREET COLLECTIVE TRUST

August 6, 2004	By:	/s/ JAMES S. PHALEN
Name: James S. Phalen
Title: Chief Executive Officer

August 6, 2004	By:	/s/ BETH M. HALBERSTADT
Name: Beth M. Halberstadt
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment dated July 16, 2004, to Investment Advisor Agreement, dated July 1, 2004, by and between State Street Bank and Trust Company and Pacific Investment Management Company, LLC.

10.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and J.P. Morgan Fleming Asset Management.

31.1	Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.