Form 10-Q
period 2004-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2004-11-09
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                       Commission file number 333-113653

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

                                (617) 786-3000
             (Registrant's Telephone Number, including Area Code)


 ------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report


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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                                Yes X No __

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ................................................4
         Item 1. Financial Statements (Unaudited) ............................4

         Balanced Fund .......................................................4
                  Statement of Assets and Liabilities ........................4
                  Statement of Operations ....................................5
                  Statement of Changes in Net Assets .........................6
                  Financial Highlights .......................................7

         Index Equity Fund ...................................................8
                  Statement of Assets and Liabilities ........................8
                  Statement of Operations ....................................9
                  Statement of Changes in Net Assets ........................10
                  Financial Highlights ......................................11

         Intermediate Bond Fund ............................................ 12
                  Statement of Assets and Liabilities .......................12
                  Statement of Operations ...................................13
                  Statement of Changes in Net Assets ........................14
                  Financial Highlights ......................................15

         International Equity Fund ..........................................16
                  Statement of Assets and Liabilities .......................16
                  Statement of Operations ...................................17
                  Statement of Changes in Net Assets ........................18
                  Financial Highlights ......................................19

         Large-Cap Growth Equity Fund .......................................20
                  Statement of Assets and Liabilities .......................20
                  Statement of Operations ...................................21
                  Statement of Changes in Net Assets ........................22
                  Financial Highlights ......................................23

         Large-Cap Value Equity Fund ........................................24
                  Statement of Assets and Liabilities .......................24
                  Statement of Operations ...................................25
                  Statement of Changes in Net Assets ........................26
                  Financial Highlights ......................................27

         Mid-Cap Growth Equity Fund .........................................28
                  Statement of Assets and Liabilities .......................28
                  Statement of Operations ...................................29
                  Statement of Changes in Net Assets ........................30
                  Financial Highlights ......................................31

         Mid-Cap Value Equity Fund ..........................................32
                  Statement of Assets and Liabilities .......................32
                  Statement of Operations ...................................33
                  Statement of Changes in Net Assets ........................34
                  Financial Highlights ......................................35


         Small-Cap Equity Fund ..............................................36
                  Statement of Assets and Liabilities .......................36

                  Statement of Operations ...................................37
                  Statement of Changes in Net Assets ........................38
                  Financial Highlights ......................................39

         Stable Asset Return Fund ...........................................40
                  Statement of Assets and Liabilities .......................40
                  Statement of Operations ...................................41
                  Statement of Changes in Net Assets ........................42
                  Financial Highlights ......................................43

         Structured Portfolio Service - Conservative Portfolio ..............44
                  Statement of Assets and Liabilities .......................44
                  Statement of Operations ...................................45
                  Statement of Changes in Net Assets ........................46
                  Financial Highlights ......................................47

         Structured Portfolio Service - Moderate Portfolio ..................48
                  Statement of Assets and Liabilities .......................48
                  Statement of Operations ...................................49
                  Statement of Changes in Net Assets ........................50
                  Financial Highlights ......................................51

         Structured Portfolio Service - Aggressive Portfolio ................52
                  Statement of Assets and Liabilities .......................52
                  Statement of Operations ...................................53
                  Statement of Changes in Net Assets ........................54
                  Financial Highlights ......................................55

         Notes to Unaudited Financial Statements ............................56

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................73

         Item 4. Controls and Procedures ....................................84

PART II. OTHER INFORMATION ..................................................85

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.85

         Item 6. Exhibits ...................................................85

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                         September 30, 2004
                                                                         ------------------
                                  Assets

Investments, at value (cost $244,065,956)...............................  $ 289,993,341 (a)
Intermediate Bond Fund (cost $176,082,504 and units of 9,727,919).......    180,973,513
Cash....................................................................         35,322
Receivable for investments sold.........................................        102,952
Dividends and interest receivable.......................................        197,577
Receivable for fund units sold..........................................         59,373
                                                                           ---------------
      Total assets......................................................    471,362,078
                                                                           ---------------
                                Liabilities

Payable for investments purchased.......................................      1,046,678
Payable for collateral received on securities loaned....................     13,624,094
Investment advisory fee payable.........................................        102,819
State Street Bank and Trust Company--program fee payable................         61,647
Trustee, management and administration fees payable.....................         17,570
American Bar Retirement Association--program fee payable................          9,998
State Street Bank and Trust Company--administration fee payable.........          3,606
Other accruals..........................................................         31,683
                                                                           ---------------
      Total liabilities.................................................     14,898,095
                                                                           ---------------
Net assets (equivalent to $72.71 per unit based on 6,278,039 units outstanding)............................................................  $ 456,463,983
                                                                           ===============

(a) Includes securities on loan with a value of $13,315,553.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                            Statement of Operations
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------


Investment income
    Dividends (net of foreign tax expense of $12,543 and $42,993, respectively)......    $   1,026,563            $ 3,063,398
    Interest.........................................................................           13,730              3,460,101
    Securities lending income........................................................            3,477                 29,324
                                                                                         -------------             ----------
                 Total investment income.............................................        1,043,770              6,552,823
                                                                                         -------------             ----------
Expenses
    Investment advisory fee..........................................................          156,666                690,546
    State Street Bank and Trust Company--program fee.................................          198,628                867,632
    American Bar Retirement Association--program fee.................................           31,151                134,694
    Trustee, management and administration fees......................................           54,310                235,417
    Reports to unitholders...........................................................            1,242                 47,087
    Legal and audit fees.............................................................           11,848                 68,273
    Compliance consultant fees.......................................................           31,047                 31,047
    Registration fees................................................................            1,419                  4,946
    State Street Bank and Trust Company--administration fees.........................            3,606                  3,606
    Other fees.......................................................................           26,464                 38,219
                                                                                         -------------             ----------
                 Total expenses......................................................          516,381              2,121,467
                                                                                         -------------             ----------
Net investment income (loss).........................................................          527,389              4,431,356
                                                                                         -------------             ----------
Realized and unrealized gain (loss) on investments
           Net realized gain (loss)..................................................        1,121,057              8,930,897
           Change in net unrealized appreciation (depreciation)......................       (6,223,731)            (8,846,003)
                                                                                         -------------             ----------

                 Net realized and unrealized gain (loss).............................       (5,102,674)                84,894
                                                                                         -------------             ----------
Net increase (decrease) in net assets resulting from operations......................     $ (4,575,285)           $ 4,516,250
                                                                                         =============         ==============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------
From operations
     Net investment income (loss)....................................................    $     527,389          $   4,431,356
     Net realized gain (loss)........................................................        1,121,057              8,930,897
     Change in net unrealized appreciation (depreciation)............................       (6,223,731)            (8,846,003)
                                                                                         -------------          -------------
              Net increase (decrease) in net assets resulting from operations........       (4,575,285)             4,516,250
                                                                                         -------------          -------------

From unitholder transactions
     Proceeds from units issued......................................................        2,098,500             22,186,869
     Cost of units redeemed..........................................................       (6,729,180)           (28,100,114)
              Net increase (decrease) in net assets resulting from unitholder
                transactions.................                                               (4,630,680)            (5,913,245)
                                                                                         -------------          -------------
              Net increase (decrease) in net assets..................................       (9,205,965)            (1,396,995)
Net Assets
     Beginning of period.............................................................      465,669,948            457,860,978
                                                                                         -------------          -------------
     End of period...................................................................    $ 456,463,983          $ 456,463,983
                                                                                         =============          =============

Number of units
     Outstanding-beginning of period.................................................        6,343,078              6,362,019
        Issued.......................................................................           29,152                302,117
        Redeemed.....................................................................          (94,191)              (386,097)
                                                                                         -------------          -------------
     Outstanding-end of period.......................................................        6,278,039              6,278,039
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


        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                             Financial Highlights
                                   Unaudited

              (For a unit outstanding throughout the period)

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++..................................................................       $ 0.17                   $   1.03
Net expenses(+)++....................................................................        (0.08)                     (0.33)
                                                                                        ------------------      ------------------
Net investment income (loss).........................................................         0.09                       0.70
Net realized and unrealized gain (loss)..............................................        (0.79)                      0.04
                                                                                        ------------------      ------------------
Net increase (decrease) in unit value................................................        (0.70)                      0.74
Net asset value at beginning of period...............................................        73.41                      71.97
                                                                                        ------------------      ------------------
Net asset value at end of period.....................................................      $ 72.71                  $   72.71
                                                                                        ==================      ==================

Ratio of net expenses to average net assets*.........................................         0.45%                     0.61%
Ratio of net investment income (loss) to average net assets*.........................         0.46%                     1.28%
Portfolio turnover**.................................................................         3.49%                    71.11%
Total return**.......................................................................        (0.95)%                    1.03%
Net assets at end of period (in thousands)...........................................     $456,464                   $456,464


- -----------------
*       Annualized.
**      Not annualized.
+ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund and the Intermediate Bond Fund in which the Fund invests.
++ Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                September 30, 2004
                                                                                                ------------------
                                 Assets

Investments, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund
(cost $369,016,204 and units of 40,088,152)..........................................           $   355,261,201
Receivable for fund units sold.......................................................                   111,401
                                                                                                ------------------
        Total assets.................................................................               355,372,602
                                                                                                ------------------
                                Liabilities

Payable for fund units redeemed......................................................                    57,954
State Street Bank and Trust Company--program fee payable.............................                    75,916
Trustee, management and administration fees payable..................................                    21,665
American Bar Retirement Association--program fee payable.............................                    12,344
State Street Bank and Trust Company--administration fee payable......................                     4,553
Other accruals.......................................................................                    35,456
                                                                                                ------------------
        Total liabilities............................................................                   207,888
                                                                                                ------------------
Net assets (equivalent to $27.45 per unit based on 12,939,975 units outstanding).....           $   355,164,714
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

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         ----------------


Investment income
    Securities lending income from underlying affiliated fund......................      $      6,022               $    21,924
                                                                                     ----------------         -----------------
                 Total investment income...........................................             6,022                    21,924
                                                                                     ----------------         -----------------
Expenses
    State Street Bank and Trust Company--program fee...............................           250,817                   741,177
    American Bar Retirement Association--program fee...............................            39,318                   115,216
    Trustee, management and administration fees....................................            68,557                   201,313
    Reports to unitholders.........................................................             1,568                    35,183
    Legal and audit fees...........................................................            14,958                    56,331
    Compliance consultant fees.....................................................            39,200                    39,200
    Registration fees..............................................................             1,792                     4,378
    State Street Bank and Trust Company--administration fees.......................             4,553                     4,553
    Other fees.....................................................................            33,415                    42,034
                                                                                     ----------------         -----------------
                 Total expenses....................................................           454,178                 1,239,385
                                                                                     ----------------         -----------------
Net investment income (loss).......................................................          (448,156)               (1,217,461)
                                                                                     ----------------         -----------------
Net realized and unrealized gain (loss) on investments in affiliated fund
           Net realized gain (loss)................................................          (780,681)               (2,482,795)
           Change in net unrealized appreciation (depreciation)....................        (5,904,049)                7,481,021
                                                                                     ----------------         -----------------
                 Net realized and unrealized gain (loss)...........................        (6,684,730)                4,998,226
                                                                                     ----------------         -----------------
Net increase (decrease) in net assets resulting from operations....................      $ (7,132,886)              $ 3,780,765
                                                                                     ================         =================

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited



                                                                                        For the period         For the period
                                                                                        July 1, 2004 to        January 1, 2004
                                                                                        September 30,          to September 30,
                                                                                             2004                    2004
                                                                                     ------------------        -----------------
From operations
     Net investment income (loss)..................................................  $       (448,156)         $     (1,217,461)
     Net realized gain (loss)......................................................          (780,681)               (2,482,795)
     Change in net unrealized appreciation (depreciation)..........................        (5,904,049)                7,481,021
                                                                                     ----------------          ----------------
              Net increase (decrease) in net assets resulting from operations......        (7,132,886)                3,780,765
                                                                                     ----------------          ----------------

From unitholder transactions
     Proceeds from units issued....................................................         8,865,696                43,235,467
     Cost of units redeemed........................................................        (2,730,251)              (10,731,155)
                                                                                      ----------------         -----------------
             Net increase (decrease) in net assets resulting from unitholder
                 transactions......................................................         6,135,445                32,504,312
                                                                                      ----------------         -----------------
              Net increase (decrease) in net assets................................          (997,441)               36,285,077
Net Assets
     Beginning of period...........................................................       356,162,155               318,879,637
                                                                                      ----------------         -----------------
     End of period.................................................................     $ 355,164,714          $    355,164,714
                                                                                      ================         =================

Number of units
     Outstanding-beginning of period...............................................        12,713,376                11,764,241
        Issued.....................................................................           327,235                 1,566,617
        Redeemed...................................................................          (100,636)                 (390,883)
                                                                                      ----------------         -----------------
     Outstanding-end of period.....................................................        12,939,975                12,939,975
                                                                                      ================         =================

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                             Financial Highlights
                                   Unaudited
                (For a unit outstanding throughout the period)


                                                                                     For the period            For the period
                                                                                     July 1, 2004 to           January 1, 2004 to
                                                                                     September 30, 2004        September 30, 2004
                                                                                     ------------------        ------------------
Investment income++(a).............................................................  $          0.00           $           0.00
Net expenses+(a)...................................................................            (0.04)                     (0.10)
                                                                                      ----------------         -----------------
Net investment income (loss).......................................................            (0.04)                     (0.10)
Net realized and unrealized gain (loss)............................................            (0.52)                      0.44
                                                                                      ----------------         -----------------
Net increase (decrease) in unit value..............................................            (0.56)                      0.34
Net asset value at beginning of period.............................................            28.01                      27.11
                                                                                      ----------------         -----------------
Net asset value at end of period...................................................  $         27.45           $          27.45
                                                                                     ==================        =================

Ratio of net expenses to average net assets*.......................................             0.52%                      0.48%
Ratio of net investment income (loss) to average net assets*.......................            (0.51)%                    (0.47)%
Portfolio turnover**...............................................................             1.23%                      2.44%
Total return**.....................................................................            (2.00)%                     1.25%
Net assets at end of period (in thousands).........................................          $355,165                   $355,165


- -----------------
*       Annualized.
**      Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
++      Amounts less than $0.005 per unit are rounded to zero.
+       Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
(a)     Calculations prepared using the monthly average number of units outstanding during the period.

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                    September 30, 2004
                                                                                    ------------------
                          Assets

Investments, at value (cost $603,681,312).......................................... $ 606,022,503 (a)
Foreign currency, at value (cost $1,886,600).......................................     1,901,076
Cash...............................................................................     4,825,757
Receivable for futures variation margin............................................        21,374
Receivable for investments sold....................................................     4,361,484
Receivable for fund units sold.....................................................       965,795
Interest receivable................................................................     1,801,268
                                                                                    ------------------
        Total assets...............................................................   619,899,257
                                                                                    ------------------
                        Liabilities

Payable for investments purchased..................................................   183,437,716
Swap contracts, at value (cost $976,309)...........................................       785,887
Options written, at value (premiums received $249,753).............................       118,723
Payable for collateral received on securities loaned...............................     3,335,600
Investment advisory fee payable....................................................        95,542
State Street Bank and Trust Company--program fee payable...........................        96,813
Trustee, management and administration fees payable................................        27,422
American Bar Retirement Association--program fee payable...........................        15,597
Gross unrealized depreciation of forward exchange currency contracts...............       362,001
State Street Bank and Trust Company--administration fee payable....................         5,571
Other accruals.....................................................................        44,618
                                                                                    ------------------
        Total liabilities..........................................................   188,325,490
                                                                                    ------------------
Net assets (equivalent to $18.60 per unit based on 23,198,504 units outstanding)............................................................ $ 431,573,767
                                                                                    ==================

(a) Includes securities on loan with a value of $3,269,023.

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                            Statement of Operations
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------


Investment income
    Dividends......................................................................     $     41,659            $        41,659
    Interest.......................................................................        2,383,617                  4,797,703
    Securities lending income......................................................            8,058                     15,701
                                                                                        --------------          ----------------
                 Total investment income...........................................        2,433,334                  4,855,063
                                                                                        --------------          ----------------
Expenses
    Investment advisory fee........................................................          290,817                    637,191
    State Street Bank and Trust Company--program fee...............................          306,860                    650,875
    American Bar Retirement Association--program fee...............................           48,108                    101,367
    Trustee, management and administration fees....................................           83,878                    177,033
    Reports to unitholders.........................................................            1,918                     25,504
    Legal and audit fees...........................................................           18,302                     47,331
    Compliance consultant fees.....................................................           47,961                     47,961
    Registration fees..............................................................            2,192                      4,006
    State Street Bank and Trust Company--administration fees.......................            5,571                      5,571
    Other fees.....................................................................           40,882                     46,929
                                                                                        --------------          ----------------
                 Total expenses....................................................          846,489                  1,743,768
                                                                                        --------------          ----------------
Net investment income (loss).......................................................        1,586,845                  3,111,295
                                                                                        --------------          ----------------
Net realized and unrealized gain (loss)
    Net realized gain (loss) on:
           Investments.............................................................        5,376,428                  5,705,679
           Foreign currency transactions and forward currency exchange contracts...          276,793                    333,990
           Written options.........................................................                0                    322,864
           Futures contracts.......................................................        2,512,590                  2,592,800
                                                                                        --------------          ----------------
                 Net realized gain (loss)..........................................        8,165,811                  8,955,333
                                                                                        --------------          ----------------
    Change in net unrealized appreciation (depreciation) on:
           Investments.............................................................        2,044,999                     78,032
           Foreign currency transactions and forward currency exchange contracts...         (589,910)                  (170,450)
           Written options.........................................................           79,930                    110,302
           Futures contracts.......................................................          171,605                   (326,072)
           Swaps contracts.........................................................          246,236                    254,810
                                                                                        --------------          ----------------
           Change in net unrealized appreciation (depreciation)....................        1,952,860                    (53,378)
                                                                                        --------------          ----------------
                 Net realized and unrealized gain (loss)...........................       10,118,671                  8,901,955
                                                                                        --------------          ----------------
Net increase (decrease) in net assets resulting from operations....................  $    11,705,516            $    12,013,250
                                                                                     ================           ================

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------

From operations
     Net investment income (loss)..................................................   $    1,586,845            $     3,111,295
     Net realized gain (loss)......................................................        8,165,811                  8,955,333
     Change in net unrealized appreciation (depreciation)..........................        1,952,860                    (53,378)
                                                                                      ----------------          ----------------
              Net increase (decrease) in net assets resulting from operations......       11,705,516                 12,013,250
                                                                                      ----------------          ----------------
From unitholder transactions
     Proceeds from units issued*...................................................        4,431,228                200,976,033
     Cost of units redeemed........................................................       (3,242,585)               (17,426,077)
                                                                                      ----------------          ----------------
              Net increase (decrease) in net assets resulting from unitholder
                 transactions......................................................        1,188,643                183,549,956
                                                                                      ----------------          ----------------
              Net increase (decrease) in net assets................................       12,894,159                195,563,206
Net Assets
     Beginning of period...........................................................      418,679,608                236,010,561
                                                                                      ----------------          ----------------
     End of period.................................................................   $  431,573,767            $   431,573,767
                                                                                      ================          ================

Number of units
     Outstanding-beginning of period...............................................       23,135,865                 13,060,672
        Issued*....................................................................          239,161                 11,093,596
        Redeemed...................................................................         (176,522)                  (955,764)
                                                                                      ----------------          ----------------
     Outstanding-end of period.....................................................       23,198,504                 23,198,504
                                                                                      ================          ================

- --------------
*    Includes Balanced Fund transaction of $173,984,004 and 9,614,275 units issued reflecting the transfer of the fixed income receivable portion of the Balanced Fund, including interest receivable, into the Fund in exchange for units of the Fund as of June 30, 2004.

  The accompanying notes are an integral part of these financial statements.



        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++................................................................      $          0.11        $          0.29
Net expenses(+)++..................................................................                (0.04)                 (0.11)
                                                                                         ----------------       ----------------
Net investment income (loss).......................................................                 0.07                   0.18
Net realized and unrealized gain (loss)............................................                 0.43                   0.35
                                                                                         ----------------       ----------------
Net increase (decrease) in unit value..............................................                 0.50                   0.53
Net asset value at beginning of period.............................................                18.10                  18.07
                                                                                         ----------------       ----------------
Net asset value at end of period...................................................      $         18.60         $        18.60
                                                                                         ================       ================
Ratio of net expenses to average net assets*.......................................                 0.80%                  1.15%
Ratio of net investment income (loss) to average net assets*.......................                 1.49%                  2.05%
Portfolio turnover**...............................................................                81.80%                241.95%
Total return**.....................................................................                 2.76%                  2.93%
Net assets at end of period (in thousands).........................................              $431,574               $431,574


- -----------------
*       Annualized.
**      Not annualized.
+       Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++      Calculations prepared using the monthly average number of units outstanding during the period.

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                           September 30, 2004
                                                                           ------------------
                          Assets

Investments, at value (cost $132,753,604)...............................   $ 159,234,664 (a)
Foreign currency, at value (cost $377,647)..............................         382,601
Receivable for investments sold.........................................         513,056
Cash....................................................................           7,041
Dividends receivable....................................................         315,018
Tax reclaims receivable.................................................         101,140
Receivable for fund units sold..........................................          38,723
                                                                           ------------------
                 Total assets...........................................     160,592,243
                                                                           ------------------
                        Liabilities

Payable for investments purchased.......................................       1,554,692
Payable for fund units redeemed.........................................         934,572
Payable for collateral received on securities loaned....................      21,520,147
Tax withholding payable.................................................          17,572
Investment advisory fee payable.........................................          66,969
State Street Bank and Trust Company--program fee payable................          30,638
Trustee, management and administration fees payable.....................           8,663
American Bar Retirement Association--program fee payable................           4,917
State Street Bank and Trust Company--administration fee payable.........           1,734
Other accruals..........................................................          12,838
                                                                           ------------------
                 Total liabilities......................................      24,152,742
                                                                           ------------------
Net assets (equivalent to $19.11 per unit based on 7,140,341 units
           outstanding).................................................   $ 136,439,501
                                                                           ==================

(a) Includes securities on loan with a value of $20,479,984.

  The accompanying notes are an integral part of these financial statements.



        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------


Investment income
    Dividends (net of foreign tax expense of $50,775 and $259,169, respectively).....   $      689,555           $  2,787,491
    Interest.........................................................................           15,986                 40,747
    Securities lending income........................................................           19,880                 45,197
                                                                                       ---------------           ------------
                 Total investment income.............................................          725,421              2,873,435
                                                                                       ---------------           ------------
Expenses
    Investment advisory fee..........................................................          201,034                581,537
    State Street Bank and Trust Company--program fee.................................           95,509                275,206
    American Bar Retirement Association--program fee.................................           14,971                 42,775
    Trustee, management and administration fees......................................           26,104                 74,751
    Reports to unitholders...........................................................              597                 12,911
    Legal and audit fees.............................................................            5,697                 20,853
    Compliance consultant fees.......................................................           14,928                 14,928
    Registration fees................................................................              682                  1,629
    State Street Bank and Trust Company--administration fees.........................            1,734                  1,734
    Other fees.......................................................................           12,724                 15,882
                                                                                       ---------------           ------------
                 Total expenses......................................................          373,980              1,042,206
                                                                                       ---------------           ------------
Net investment income (loss).........................................................          351,441              1,831,229
                                                                                       ---------------           ------------
Realized and unrealized gain (loss)
    Net realized gain (loss) on:
           Investment securities.....................................................          554,069              6,600,938
           Foreign currency..........................................................           10,332                (20,675)
                                                                                       ---------------           ------------
                 Net realized gain (loss)............................................          564,401              6,580,263
                                                                                       ---------------          -------------
    Change in net unrealized appreciation (depreciation) on:
           Investment securities.....................................................          843,041             (2,298,249)
           Foreign currency..........................................................            3,769                 (7,122)
                                                                                       ---------------           ------------
           Change in net unrealized appreciation (depreciation)......................          846,810             (2,305,371)
                                                                                       ---------------           ------------
                 Net realized and unrealized gain (loss).............................        1,411,211              4,274,892
                                                                                       ---------------           ------------
Net increase (decrease) in net assets resulting from operations......................  $     1,762,652           $  6,106,121
                                                                                       ===============           ============

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------

From operations
     Net investment income (loss)....................................................   $      351,441          $   1,831,229
     Net realized gain (loss)........................................................          564,401              6,580,263
     Change in net unrealized appreciation (depreciation)............................          846,810             (2,305,371)
                                                                                        --------------          -------------
              Net increase (decrease) in net assets resulting from operations........        1,762,652              6,106,121
                                                                                        --------------          -------------

From unitholder transactions
     Proceeds from units issued......................................................        3,524,177             31,729,254
     Cost of units redeemed..........................................................       (1,084,639)           (16,761,966)
                                                                                        --------------          -------------
              Net increase (decrease) in net assets resulting from unitholder
                  transactions.......................................................        2,439,538             14,967,288
                                                                                        --------------          -------------
              Net increase (decrease) in net assets..................................        4,202,190             21,073,409

Net Assets
     Beginning of period.............................................................      132,237,311            115,366,092
                                                                                        --------------          -------------
     End of period...................................................................   $  136,439,501          $ 136,439,501
                                                                                        ==============          =============
Number of units
     Outstanding-beginning of period.................................................        7,005,959              6,331,977
        Issued.......................................................................          191,943              1,703,798
        Redeemed.....................................................................          (57,561)              (895,434)
                                                                                        --------------          -------------

     Outstanding-end of period.......................................................        7,140,341              7,140,341
                                                                                        ==============          =============

  The accompanying notes are an integral part of these financial statements.



        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++..................................................................   $         0.10           $          0.42
Net expenses(+)++....................................................................             0.05                      0.15
                                                                                        --------------           ---------------
Net investment income (loss).........................................................             0.15                      0.57
Net realized and unrealized gain (loss)..............................................             0.09                      0.32
                                                                                        --------------           ---------------
Net increase (decrease) in unit value................................................             0.24                      0.89
Net asset value at beginning of period...............................................            18.87                     18.22
                                                                                        --------------           ---------------
Net asset value at end of period.....................................................   $        19.11           $         19.11
                                                                                        ==============           ===============

Ratio of net expenses to average net assets*.........................................            1.12%                    1.09%
Ratio of net investment income (loss) to average net assets*.........................            1.06%                    1.91%
Portfolio turnover**.................................................................            2.09%                   20.37%
Total return**.......................................................................            1.27%                    4.88%
Net assets at end of period (in thousands)...........................................         $136,440                 $136,440


- -----------------
*       Annualized.
**      Not annualized.
+       Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++      Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                             September 30, 2004
                                                                             ------------------
                                Assets

Investments, at value (cost $713,921,998)................................... $   813,189,078 (a)
Cash........................................................................           1,472
Receivable for investments sold.............................................       1,751,917
Dividends and interest receivable...........................................         355,602
Receivable for fund units sold..............................................          44,641
                                                                             ----------------
        Total assets........................................................     815,342,710
                                                                             ----------------
                                Liabilities

Payable for investments purchased...........................................       4,733,915
Payable for collateral received on securities loaned........................      13,151,285
Investment advisory fee payable.............................................         312,684
State Street Bank and Trust Company--program fee payable....................         179,404
Trustee, management and administration fees payable.........................          51,070
American Bar Retirement Association--program fee payable....................          29,028
State Street Bank and Trust Company--administration fee payable.............          10,438
Other accruals..............................................................          93,353
                                                                             ----------------
        Total liabilities...................................................      18,561,177
                                                                             ----------------
Net assets (equivalent to $42.37 per unit based on 18,804,991 units
            outstanding).................................................... $   796,781,533
                                                                             ================

(a) Includes securities on loan with a value of $12,852,390.

  The accompanying notes are an integral part of these financial statements.



        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------

Investment income
    Dividends (net of foreign tax expense of $15,636 and $57,521, respectively)......   $    1,638,109          $   4,867,954
    Interest.........................................................................           43,788                 90,482
    Securities lending income........................................................           11,335                 37,527
                                                                                        --------------          --------------
                 Total investment income.............................................        1,693,232              4,995,963
                                                                                        --------------          --------------
Expenses
    Investment advisory fee..........................................................          366,877              1,131,999
    State Street Bank and Trust Company--program fee.................................          574,933              1,786,693
    American Bar Retirement Association--program fee.................................           90,164                277,720
    Trustee, management and administration fees......................................          157,194                485,288
    Reports to unitholders...........................................................            3,594                 86,634
    Legal and audit fees.............................................................           34,293                136,496
    Compliance consultant fees.......................................................           89,862                 89,862
    Registration fees................................................................            4,107                 10,495
    State Street Bank and Trust Company--administration fees.........................           10,438                 10,438
    Other fees.......................................................................           76,599                 97,891
                                                                                        --------------          --------------
                 Total expenses......................................................        1,408,061              4,113,516
                                                                                        --------------          --------------
Net investment income (loss).........................................................          285,171                882,447
                                                                                        --------------          --------------
Net realized and unrealized gain (loss) on investments
           Net realized gain (loss)..................................................       (5,857,468)             9,067,621
    Change in net unrealized appreciation (depreciation) on investments..............      (36,042,108)           (31,774,496)
                                                                                        --------------          --------------
                 Net realized and unrealized gain (loss).............................      (41,899,576)           (22,706,875)
                                                                                        --------------          --------------
Net increase (decrease) in net assets resulting from operations......................   $  (41,614,405)         $ (21,824,428)
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


        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------

From operations
     Net investment income (loss)....................................................   $      285,171         $      882,447
     Net realized gain (loss)........................................................       (5,857,468)             9,067,621
     Change in net unrealized appreciation (depreciation) on investments.............      (36,042,108)           (31,774,496)
                                                                                        --------------         ---------------
              Net increase (decrease) in net assets resulting from operations........      (41,614,405)           (21,824,428)
                                                                                        --------------         ---------------

From unitholder transactions
     Proceeds from units issued......................................................        4,040,415             26,216,693
     Cost of units redeemed..........................................................      (10,420,274)           (47,703,416)
                                                                                        --------------         ---------------
              Net increase (decrease) in net assets resulting from unitholder
                  transactions.......................................................       (6,379,859)           (21,486,723)
                                                                                        --------------         ---------------
              Net increase (decrease) in net assets..................................      (47,994,264)           (43,311,151)

Net Assets
     Beginning of period.............................................................      844,775,797            840,092,684
                                                                                        --------------         ---------------
     End of period...................................................................   $  796,781,533         $  796,781,533
                                                                                        ==============         ===============

Number of units
     Outstanding-beginning of period.................................................       18,959,013             19,301,445
        Issued.......................................................................           96,301                595,541
        Redeemed......................................................................        (250,323)            (1,091,995)
                                                                                        --------------         ---------------
     Outstanding-end of period.......................................................       18,804,991             18,804,991
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



        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)



                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++..................................................................   $         0.09          $        0.26
Net expenses(+)++....................................................................            (0.07)                 (0.22)
                                                                                        --------------          --------------
Net investment income (loss).........................................................             0.02                   0.04
Net realized and unrealized gain (loss)..............................................            (2.21)                 (1.19)
                                                                                        --------------          --------------
Net increase (decrease) in unit value................................................            (2.19)                 (1.15)
Net asset value at beginning of period...............................................            44.56                  43.52
                                                                                        --------------          --------------
Net asset value at end of period.....................................................   $        42.37          $       42.37
                                                                                        ==============          ==============

Ratio of net expenses to average net assets*.........................................            0.70%                  0.66%
Ratio of net investment income (loss) to average net assets*.........................            0.14%                  0.14%
Portfolio turnover**.................................................................           10.79%                 25.96%
Total return**.......................................................................           (4.91)%                (2.64)%
Net assets at end of period (in thousands)...........................................        $796,782               $796,782


- -----------------
*       Annualized.
**      Not annualized. With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the
        Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
+       Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++      Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                         September 30, 2004
                                                                         ------------------
                                Assets

Investments, at value (cost $293,062,495)...............................  $ 331,458,820 (a)
Cash....................................................................            156
Receivable for investments sold.........................................      1,634,402
Dividends and interest receivable.......................................        377,827
Receivable for fund units sold..........................................        184,206
                                                                          -------------
                 Total assets...........................................    333,655,411
                                                                          -------------
                                Liabilities

Payable for investments purchased........................................       380,674
Payable for collateral received on securities loaned.....................    11,331,018
Investment advisory fee payable..........................................        55,382
State Street Bank and Trust Company--program fee payable.................        72,769
Trustee, management and administration fees payable......................        20,591
American Bar Retirement Association--program fee payable.................        11,702
State Street Bank and Trust Company--administration fee payable..........         4,110
Other accruals...........................................................        31,208
                                                                          -------------
                 Total liabilities.......................................    11,907,454
                                                                          -------------
Net assets (equivalent to $31.08 per unit based on 10,351,416 units outstanding)................................................. $ 321,747,957
                                                                          =============


(a) Includes securities on loan with a value of $11,069,865.

  The accompanying notes are an integral part of these financial statements.



        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------


Investment income
    Dividends (net of foreign tax expense of $1,987 and $5,884, respectively)........    $   1,394,643            $ 3,943,196
    Interest.........................................................................           20,678                 64,177
    Securities lending income........................................................            4,747                 12,988
                                                                                         -------------            -----------
                 Total investment income.............................................        1,420,068              4,020,361
                                                                                         -------------            -----------
Expenses
    Investment advisory fee..........................................................          166,822                489,689
    State Street Bank and Trust Company--program fee.................................          226,408                659,877
    American Bar Retirement Association--program fee.................................           35,486                102,559
    Trustee, management and administration fees......................................           61,879                179,231
    Reports to unitholders...........................................................            1,415                 31,127
    Legal and audit fees.............................................................           13,503                 50,072
    Compliance consultant fees.......................................................           35,383                 35,383
    Registration fees................................................................            1,617                  3,903
    State Street Bank and Trust Company--administration fees.........................            4,110                  4,110
    Other fees.......................................................................           30,162                 37,779
                                                                                         -------------            -----------
                 Total expenses......................................................          576,785              1,593,730
                                                                                         -------------            -----------
Net investment income (loss).........................................................          843,283              2,426,631
                                                                                         -------------            -----------
Net realized and unrealized gain (loss) on investments
           Net realized gain (loss)                                                          2,693,395             11,819,569
           Change in net unrealized appreciation (depreciation)                             (2,438,306)              (112,545)
                                                                                         -------------            -----------
                 Net realized and unrealized gain (loss).............................          255,089             11,707,024
                                                                                         -------------            -----------
Net increase (decrease) in net assets resulting from operations......................    $   1,098,372            $14,133,655
                                                                                         =============            ===========

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------
From operations
     Net investment income (loss)....................................................   $      843,283          $   2,426,631
     Net realized gain (loss)........................................................        2,693,395             11,819,569
     Change in net unrealized appreciation (depreciation) on investments.............       (2,438,306)              (112,545)
                                                                                        --------------          --------------
              Net increase (decrease) in net assets resulting from operations........        1,098,372             14,133,655
                                                                                        --------------          --------------

From unitholder transactions
     Proceeds from units issued......................................................       10,424,133             63,290,247
     Cost of units redeemed..........................................................       (3,524,212)           (41,780,412)
                                                                                        --------------          -------------
              Net increase (decrease) in net assets resulting from unitholder
                  transactions.......................................................        6,899,921             21,509,835
                                                                                        --------------           ------------
              Net increase (decrease) in net assets..................................        7,998,293             35,643,490
Net Assets
     Beginning of period.............................................................      313,749,664            286,104,467
                                                                                         -------------          -------------
     End of period...................................................................    $ 321,747,957          $ 321,747,957
                                                                                         =============          =============

Number of units
     Outstanding-beginning of period.................................................       10,124,475              9,647,368
        Issued.......................................................................          341,582              2,069,221
        Redeemed.....................................................................         (114,641)            (1,365,173)
                                                                                         -------------          -------------

     Outstanding-end of period.......................................................       10,351,416             10,351,416
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


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++..................................................................     $       0.14            $      0.40
Net expenses(+)++....................................................................            (0.06)                 (0.16)
                                                                                          ------------            ------------
Net investment income (loss).........................................................             0.08                   0.24
Net realized and unrealized gain (loss)..............................................             0.01                   1.18
                                                                                          ------------            ------------
Net increase (decrease) in unit value................................................             0.09                   1.42
                                                                                          ------------            ------------
Net asset value at beginning of period...............................................            30.99                  29.66
Net asset value at end of period.....................................................     $      31.08            $     31.08
                                                                                          ============            ============

Ratio of net expenses to average net assets*.........................................            0.73%                  0.69%
Ratio of net investment income (loss) to average net assets*.........................            1.07%                  1.06%
Portfolio turnover**.................................................................            5.37%                 19.71%
Total return**.......................................................................            0.29%                  4.79%
Net assets at end of period (in thousands)...........................................         $321,748               $321,748


- -----------------
*       Annualized.
**      Not annualized. With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the
        Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
+       Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++      Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.


       American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Growth Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                  September 30, 2004
                                                                  ------------------

                            Assets
    Investments, at value (cost $66,099,156)................           $ 69,991,261(a)
    Cash....................................................                    486
    Receivable for investments sold.........................                599,058
    Dividends and interest receivable.......................                  8,773
    Receivable for fund units sold..........................                 47,636
                                                                 ------------------
    Total assets............................................             70,647,196
                                                                 ------------------
                            Liabilities

    Payable for investments purchased.......................                589,069
    Payable for fund units redeemed.........................                254.182
    Payable for collateral received on securities loaned....             10,083,707
    Investment advisory fee payable.........................                 93,529
    State Street Bank and Trust Company--program fee payable                 13,238
    Trustee, management and administration fees payable.....                  3,754
    American Bar Retirement Association--program fee payable                  2,135
    State Street Bank and Trust Company--administration fee
      payable...............................................                    758
    Other accruals..........................................                  5,102
                                                                 ------------------
      Total liabilities.....................................             11,045,474
                                                                 ------------------

Net assets (equivalent to $16.21 per unit based on 3,676,285
units outstanding)...... ...................................           $ 59,601,722
                                                                 ==================


(a) Includes securities on loan with a value of $9,850,379.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Growth Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                 For the period    For the period
                                                                 July 1, 2004 to   January 1, 2004
                                                                 September 30,     to September 30,
                                                                      2004               2004
                                                                 ----------------  --------------


Investment income
    Dividends ................................................... $       48,115   $      121,546
    Interest.....................................................          4,942           19,653
    Securities lending income....................................          2,916            8,062
                                                                 ----------------  --------------
                 Total investment income.........................         55,973          149,261
                                                                 ----------------  --------------
Expenses
    Investment advisory fee......................................         93,529          283,276
    State Street Bank and Trust Company--program fee.............         41,720          126,553
    American Bar Retirement Association--program fee.............          6,542           19,668
    Trustee, management and administration fees..................         11,406           34,362
    Reports to unitholders.......................................            261            6,070
    Legal and audit fees.........................................          2,488            9,637
    Compliance consultant fees...................................          6,521            6,521
    Registration fees............................................            298              745
    State Street Bank and Trust Company--administration fees.....            758              758
    Other fees...................................................          5,559            7,048
                                                                 ----------------  ---------------
                 Total expenses..................................        169,082          494,638
                                                                 ----------------  ---------------
Net investment income (loss).....................................       (113,109)        (345,377)
                                                                 ----------------  ---------------
Net realized and unrealized gain (loss) on investments
           Net realized gain (loss)                                   (2,305,542)        (444,099)
           Change in net unrealized appreciation (depreciation)       (2,133,732)      (2,512,876)
                                                                 ----------------  ---------------
                 Net realized and unrealized gain (loss).........     (4,439,274)      (2,956,975)
                                                                 ----------------  ---------------
Net increase (decrease) in net assets resulting from operations.. $   (4,552,383)  $   (3,302,352)
                                                                 ================  ================

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited



                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

From operations
     Net investment income (loss)..........................................     $        (113,109)        $      (345,377)
     Net realized gain (loss)..............................................            (2,305,542)               (444,099)
     Change in net unrealized appreciation (depreciation)
       on investments......................................................            (2,133,732)             (2,512,876)
                                                                                -----------------       -----------------
         Net increase (decrease) in net assets resulting from operations...            (4,552,383)             (3,302,352)
                                                                                -----------------       -----------------

From unitholder transactions
     Proceeds from units issued............................................             4,687,690             26,102,447
     Cost of units redeemed................................................            (3,821,412)           (10,550,073)
                                                                                ------------------      -----------------
         Net increase (decrease) in net assets resulting from unitholder
             transactions..................................................               866,278             15,552,374
                                                                                ------------------      -----------------
              Net increase (decrease) in net assets........................            (3,686,105)            12,250,022

Net Assets
     Beginning of period...................................................            63,287,827             47,351,700
                                                                                ------------------      -----------------
     End of period.........................................................     $      59,601,722       $     59,601,722
                                                                                ==================      =================

Number of units
     Outstanding-beginning of period.......................................             3,624,838              2,796,112
        Issued.............................................................               297,682              1,525,709
        Redeemed...........................................................              (246,235)              (645,536)
                                                                                ------------------      -----------------
     Outstanding-end of period.............................................             3,676,285              3,676,285
                                                                                ==================      =================


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Growth Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

Investment income+......................................................        $          0.02         $          0.04
Net expenses(+)++.......................................................                  (0.05)                  (0.14)
                                                                                ----------------        ----------------
Net investment income (loss)............................................                  (0.03)                  (0.10)
Net realized and unrealized gain (loss).................................                  (1.22)                  (0.62
                                                                                ----------------        ----------------

Net increase (decrease) in unit value...................................                  (1.25)                  (0.72)
Net asset value at beginning of period..................................                  17.46                   16.93
                                                                                ----------------        ----------------

Net asset value at end of period........................................        $         16.21         $         16.21
                                                                                ================        ================

Ratio of net expenses to average net assets*............................                   1.16%                   1.12%
Ratio of net investment income (loss) to average net assets*............                  (0.78)%                 (0.78)%
Portfolio turnover**....................................................                  45.22%                 132.35%
Total return**..........................................................                  (7.16)%                 (4.25)%
Net assets at end of period (in thousands)..............................        $        59,602         $        59,602



- -----------------
*       Annualized.
**      Not annualized.
+ Calculations prepared using the monthly average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

  The accompanying notes are an integral part of these financial statements.

       American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                  September 30, 2004
                                                                  ------------------

                                Assets
    Investments, at value (cost $40,910,855)................           $ 45,839,542(a)
    Cash....................................................                    468
    Receivable for fund units sold..........................                 41,625
    Dividends and interest receivable.......................                 36,246
                                                                 ------------------
    Total assets............................................             45,918,097
                                                                 ------------------
                               Liabilities

    Payable for fund units redeemed............. ...........                 41,151
    Payable for collateral received on securities loaned....                 36,050
    Investment advisory fee payable.........................                 22,666
    State Street Bank and Trust Company--program fee payable                 10,280
    Trustee, management and administration fees payable.....                  2,897
    American Bar Retirement Association--program fee payable                  1,640
    State Street Bank and Trust Company--administration fee
    payable.................................................                    576
    Other accruals..........................................                  3,976
                                                                 ------------------
      Total liabilities.....................................                119,236
                                                                 ------------------

Net assets (equivalent to $13.12 per unit based on 3,489,592
units outstanding)...... ...................................           $ 45,798,861
                                                                 ==================


(a) Includes securities on loan with a value of $35,014.


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                 For the period    For the period
                                                                 July 1, 2004 to   January 1, 2004
                                                                 September 30,     to September 30,
                                                                      2004               2004
                                                                 ----------------  --------------


Investment income
    Dividends ...................................................      $ 120,639        $ 340,203
    Interest.....................................................          7,306           24,630
    Securities lending income....................................            352            1,880
                                                                 ----------------  --------------
                 Total investment income.........................        128,297          366,713
                                                                 ----------------  --------------

Expenses
    Investment advisory fee......................................         67,872          189,627
    State Street Bank and Trust Company--program fee.............         31,746           87,342
    American Bar Retirement Association--program fee.............          4,976           13,575
    Trustee, management and administration fees..................          8,677           23,730
    Reports to unitholders.......................................            198            4,010
    Legal and audit fees.........................................          1,893            6,585
    Compliance consultant fees...................................          4,962            4,962
    Registration fees............................................            227              520
    State Street Bank and Trust Company--administration fees.....            576              576
    Other fees...................................................          4,230            5,207
                                                                 ----------------  --------------
                 Total expenses..................................        125,357          336,134
                                                                 ----------------  --------------
Net investment income (loss).....................................          2,940           30,579
                                                                 ----------------  --------------
Net realized and unrealized gain (loss) on investments
           Net realized gain (loss)                                      956,581        1,301,644
           Change in net unrealized appreciation (depreciation)       (1,362,535)        (483,343)
                                                                 ----------------  --------------
                 Net realized and unrealized gain (loss).........       (405,954)         818,301
                                                                 ----------------  --------------
Net increase (decrease) in net assets resulting from operations..     $ (403,014)       $ 848,880
                                                                 ================  ==============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited



                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

From operations
     Net investment income (loss)..........................................     $          2,940        $         30,579
     Net realized gain (loss)..............................................              956,581               1,301,644
     Change in net unrealized appreciation (depreciation)
       on investments......................................................           (1,362,535)               (483,343)
                                                                                -----------------       -----------------
         Net increase (decrease) in net assets resulting from operations...             (403,014)                848,880
                                                                                -----------------       -----------------

From unitholder transactions
     Proceeds from units issued............................................            3,652,631              19,003,359
     Cost of units redeemed................................................           (1,982,469)             (5,245,699)
                                                                                ------------------      -----------------
         Net increase (decrease) in net assets resulting from unitholder
             transactions..................................................            1,670,162              13,757,660
                                                                                ------------------      -----------------
              Net increase (decrease) in net assets........................            1,267,148              14,606,540

Net Assets
     Beginning of period...................................................           44,531,713              31,192,321
                                                                                ------------------      -----------------
     End of period.........................................................     $     45,798,861      $       45,798,861
                                                                                ==================      =================

Number of units
     Outstanding-beginning of period.......................................             3,361,920              2,443,658
        Issued.............................................................               283,957              1,453,500
        Redeemed...........................................................              (156,285)              (407,566)
                                                                                ------------------      -----------------
     Outstanding-end of period.............................................             3,489,592              3,489,592
                                                                                ==================      =================


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

Investment income+......................................................        $          0.04         $          0.12
Net expenses(+)++.......................................................                  (0.04)                  (0.11)
                                                                                ----------------        ----------------
Net investment income (loss)............................................                   0.00                    0.01
Net realized and unrealized gain (loss).................................                  (0.13)                   0.35
                                                                                ----------------        ----------------

Net increase (decrease) in unit value...................................                  (0.13)                   0.36
Net asset value at beginning of period..................................                  13.25                   12.76
                                                                                ----------------        ----------------

Net asset value at end of period........................................        $         13.12         $         13.12
                                                                                ================        ================

Ratio of net expenses to average net assets*............................                   1.13%                   1.10%
Ratio of net investment income (loss) to average net assets*............                   0.03%                   0.10%
Portfolio turnover**....................................................                   6.37%                  11.13%
Total return**..........................................................                  (0.99)%                   2.82%
Net assets at end of period (in thousands)..............................        $         45,799        $         45,799



- -----------------
*       Annualized.
**      Not annualized.
+ Calculations prepared using the monthly average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                         September 30, 2004
                                                                         ------------------
                        Assets

Investments, at value (cost $374,354,871)...............................  $ 393,298,319 (a)
Cash....................................................................         13,803
Receivable for investments sold.........................................      1,547,867
Dividends and interest receivable.......................................        206,790
Receivable for fund units sold..........................................         80,517
                                                                          -------------
        Total assets....................................................    395,147,296
                                                                          -------------
                        Liabilities

Payable for investments purchased.......................................      1,593,937
Payable for fund units redeemed.........................................        124,991
Payable for collateral received on securities loaned....................     98,501,520
Investment advisory fee payable.........................................        281,536
State Street Bank and Trust Company--program fee payable................         65,148
Trustee, management and administration fees payable.....................         18,581
American Bar Retirement Association--program fee payable................         10,553
State Street Bank and Trust Company--administration fee payable.........          3,793
Other accruals..........................................................         31,199
                                                                           ------------
        Total liabilities...............................................    100,631,258
                                                                           ------------
Net assets (equivalent to $56.29 per unit based on 5,232,379 units
           outstanding).................................................   $294,516,038
                                                                           ============

(a) Includes securities on loan with a value of $95,762,795.

  The accompanying notes are an integral part of these financial statements.



        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------


Investment income
    Dividends........................................................................   $      505,527         $    1,516,425
    Interest.........................................................................           33,489                101,369
    Securities lending income........................................................           48,478                125,940
                                                                                        --------------         ---------------
                 Total investment income.............................................          587,494              1,743,734
                                                                                        --------------         ---------------
Expenses
    Investment advisory fee..........................................................          310,860                987,215
    State Street Bank and Trust Company--program fee.................................          208,896                667,142
    American Bar Retirement Association--program fee.................................           32,765                103,704
    Trustee, management and administration fees......................................           57,119                181,198
    Reports to unitholders...........................................................            1,306                 28,816
    Legal and audit fees.............................................................           12,461                 46,320
    Compliance consultant fees.......................................................           32,654                 32,654
    Registration fees................................................................            1,492                  3,608
    State Street Bank and Trust Company--administration fees.........................            3,793                  3,793
    Other fees.......................................................................           27,834                 34,889
                                                                                        --------------         ---------------
                 Total expenses......................................................          689,180              2,089,339
                                                                                        --------------         ---------------
Net investment income (loss).........................................................         (101,686)              (345,605)
                                                                                        --------------         ---------------
Net realized and unrealized gain (loss) on investments
           Net realized gain (loss)                                                         (3,269,726)            11,614,642
           Change in net unrealized appreciation (depreciation)                            (17,742,878)           (29,209,196)
                                                                                        --------------         ---------------
                 Net realized and unrealized gain (loss).............................      (21,012,604)           (17,594,554)
                                                                                        --------------         ---------------
Net increase (decrease) in net assets resulting from operations......................   $  (21,114,290)        $  (17,940,159)
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


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004
                                                                                        September 30,           to September 30,
                                                                                             2004                     2004
                                                                                        ---------------         -----------------
From operations
     Net investment income (loss)....................................................   $     (101,686)          $   (345,605)
     Net realized gain (loss)........................................................       (3,269,726)            11,614,642
     Change in net unrealized appreciation (depreciation) on investments.............      (17,742,878)           (29,209,196)
                                                                                        ---------------          -------------
              Net increase (decrease) in net assets resulting from operations........      (21,114,290)           (17,940,159)
                                                                                        ---------------          -------------

From unitholder transactions
     Proceeds from units issued......................................................        1,650,468             17,863,310
     Cost of units redeemed..........................................................       (6,154,995)           (20,103,372)
                                                                                        ---------------          -------------
              Net increase (decrease) in net assets resulting from unitholder
                  transactions.......................................................       (4,504,527)            (2,240,062)
                                                                                        ---------------          -------------
              Net increase (decrease) in net assets..................................      (25,618,817)           (20,180,221)
Net Assets
     Beginning of period.............................................................      320,134,855            314,696,259
                                                                                        ---------------          -------------
     End of period...................................................................   $  294,516,038          $ 294,516,038
                                                                                        ===============         ==============

Number of units
     Outstanding-beginning of period.................................................        5,316,626              5,285,323
        Issued.......................................................................           29,688                292,778
        Redeemed.....................................................................         (113,935)              (345,722)
                                                                                        ---------------          -------------
     Outstanding-end of period.......................................................        5,232,379              5,232,379
                                                                                        ===============          =============

  The accompanying notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++..................................................................   $         0.11          $        0.33
Net expenses(+)++....................................................................            (0.13)                 (0.39)
                                                                                        ---------------         --------------
Net investment income (loss).........................................................            (0.02)                 (0.06)
Net realized and unrealized gain (loss)..............................................            (3.90)                 (3.19)
                                                                                        ---------------         --------------
Net increase (decrease) in unit value................................................            (3.92)                 (3.25)
Net asset value at beginning of period...............................................            60.21                  59.54
                                                                                        ---------------         --------------
Net asset value at end of period.....................................................   $        56.29          $       56.29
                                                                                        ===============         ==============

Ratio of net expenses to average net assets*.........................................             0.95%                  0.90%
Ratio of net investment income (loss) to average net assets*.........................            (0.14)%                (0.15)%
Portfolio turnover**.................................................................            10.02%                 38.81%
Total return**.......................................................................            (6.51)%                (5.46)%
Net assets at end of period (in thousands)...........................................   $      294,516          $     294,516


- -----------------
*       Annualized.
**      Not annualized.
+       Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++      Calculations prepared using the monthly average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.


       American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                  September 30, 2004
                                                                  ------------------

                            Assets
    Investments, at value (cost $887,399,027)...............     $      887,399,027
    Receivable for fund units sold..........................                154,030
                                                                 ------------------
    Total assets............................................            887,553,057
                                                                 ------------------
                            Liabilities

    Payable for fund units redeemed.........................                315,845
    State Street Bank and Trust Company--program fee payable                198,928
    Trustee, management and administration fees payable.....                 56,423
    American Bar Retirement Association--program fee payable                 32,071
    State Street Bank and Trust Company--administration fee
      payable...............................................                 11,511
    Other accruals..........................................                104,027
                                                                 ------------------
      Total liabilities.....................................                718,805
                                                                 ------------------
Net assets (equivalent to $29.34 per unit based on
30,230,999 units outstanding)...... ........................     $      886,834,252
                                                                 ==================

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                            Statement of Operations
                                   Unaudited

                                                                 For the period    For the period
                                                                 July 1, 2004 to   January 1, 2004
                                                                 September 30,     to September 30,
                                                                      2004               2004
                                                                 ---------------   ---------------


Investment income................................................   $  7,494,094     $ 21,640,196
                                                                 ---------------   --------------

Expenses
    State Street Bank and Trust Company--program fee.............        633,991        1,863,725
    American Bar Retirement Association--program fee.............         99,399          289,701
    Trustee, management and administration fees..................        173,310          506,188
    Reports to unitholders.......................................          3,963           88,249
    Legal and audit fees.........................................         37,814          141,550
    Compliance consultant fees...................................         99,093           99,093
    Registration fees............................................          4,529           11,013
    State Street Bank and Trust Company--administration fees.....         11,511           11,511
    Other fees...................................................         84,468          106,078
                                                                 ---------------   --------------
                 Total expenses..................................      1,148,078        3,117,108
                                                                 ---------------   --------------
Net interest income and net increase in net assets 4
   resulting from operations....................................    $  6,346,016     $ 18,523,088
                                                                 ===============   ==============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                          Stable Asset Return Fund
                      Statement of Changes in Net Assets
                                   Unaudited



                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

From operations
     Net interest income and net increase in net assets
        resulting from operations..........................................     $       6,346,016        $     18,523,088
                                                                                ------------------      ------------------

From unitholder transactions
     Proceeds from units issued............................................            22,504,300             115,811,943
     Cost of units redeemed................................................           (13,370,805)           (129,846,718)
                                                                                ------------------      ------------------
         Net increase (decrease) in net assets resulting from unitholder
             transactions..................................................             9,133,495             (14,034,775)
                                                                                ------------------      ------------------
         Net increase (decrease) in net assets.............................            15,479,511               4,488,313

Net Assets
     Beginning of period...................................................           871,354,741             882,345,939
                                                                                ------------------      ------------------
     End of period.........................................................     $     886,834,252       $     886,834,252
                                                                                ==================      ==================

Number of units
     Outstanding-beginning of period.......................................            29,918,542              30,727,206
        Issued.............................................................               770,055               3,997,821
        Redeemed...........................................................              (457,598)             (4,494,028)
                                                                                ------------------      ------------------
     Outstanding-end of period.............................................            30,230,999              30,230,999
                                                                                ==================      ==================


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

Investment income++.....................................................        $          0.25         $          0.72
Net expenses(+)++.......................................................                  (0.03)                  (0.10)
                                                                                ----------------        ----------------

Net investment income (loss)............................................                   0.22                    0.62

Net increase (decrease) in unit value...................................                   0.22                    0.62
Net asset value at beginning of period..................................                  29.12                   28.72
                                                                                ----------------        ----------------

Net asset value at end of period........................................        $         29.34         $         29.34
                                                                                ================        ================

Ratio of net expenses to average net assets*............................                   0.52%                  0.48%
Ratio of net investment income (loss) to average net assets*............                   2.87%                  2.85%
Total return**..........................................................                   0.76%                  2.16%
Net assets at end of period (in thousands)..............................        $        886,834        $       886,834



- -----------------
*       Annualized.
**      Not annualized.
+ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++ Calculations prepared using the monthly average number of units outstanding during the period.

  The accompanying notes are an integral part of these financial statements.

       American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                  September 30, 2004
                                                                  ------------------

                                        Assets
State Street collective investment funds, at value
    Stable Asset Return Fund (cost $14,627,297 and
        units of 526,815)...................................    $       15,454,246
    Intermediate Bond Fund (cost $16,536,832 and
        units of 969,169)...................................            18,029,953
    Large Cap Value Equity (cost $2,854,036 and
        units of 116,014)...................................             3,605,991
    Large Cap Growth Equity (cost $3,110,681 and
        units of 85,105)....................................             3,605,991
    Index Equity Fund (cost $5,963,448 and units of
        262,759)............................................             7,211,981
    International Equity Fund (cost $2,773,200 and
        units of 189,076)...................................             3,613,197
    Receivable for collective investments sold..............               376,144
                                                                  ----------------
        Total assets........................................            51,897,503
                                                                  ----------------

                                     Liabilities

    Payable for fund units redeemed.........................               376,144
                                                                  ----------------
        Total liabilities...................................               376,144

Net assets (equivalent to $18.48 per unit based on
   2,787,510 units outstanding).............................     $      51,521,359
   =========                                                     =================

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                            Statement of Operations
                                   Unaudited

                                                                 For the period    For the period
                                                                 July 1, 2004 to   January 1, 2004
                                                                 September 30,     to September 30,
                                                                      2004               2004
                                                                 ---------------   ---------------


Investment income...........................................     $            -    $            -

Net realized and unrealized gain (loss) on collective
        investment funds:
    Net realized gain (loss)................................            349,964            943,324
    Change in net unrealized appreciation (depreciation)....              1,545            236,921
                                                                 ---------------   ---------------

        Net realized and unrealized gain (loss).............            351,509          1,180,245
                                                                 ---------------   ---------------

Net increase (decrease) in net assets resulting
        from operations.....................................     $      351,509    $     1,180,245
                                                                 ===============   ===============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited



                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------


From operations

     Net investment income (loss)..........................................     $               -       $             -
     Net realized gain (loss) on investments...............................               349,964               943,324
     Change in net unrealized appreciation (depreciation)..................                 1,545               236,921
                                                                                -----------------       ---------------
        Net increase (decrease) in net assets resulting from operations....               351,509             1,180,245
                                                                                -----------------       ---------------

From unitholder transactions
     Proceeds from units issued............................................             1,664,245             7,358,594
     Cost of units redeemed................................................            (1,612,363)           (4,748,664)
                                                                                -----------------       ---------------
         Net increase (decrease) in net assets resulting from unitholder
             transactions..................................................                51,882             2,609,930
                                                                                -----------------       ---------------
         Net increase (decrease) in net assets........................                    403,391             3,790,175

Net Assets
     Beginning of period...................................................            51,117,968            47,731,184
                                                                                -----------------       ---------------
     End of period.........................................................     $      51,521,359       $    51,521,359
                                                                                =================       ===============

Number of units
     Outstanding-beginning of period.......................................             2,784,474             2,644,013
        Issued.............................................................                91,074               402,879
        Redeemed...........................................................               (88,038)             (259,382)
                                                                                -----------------       ---------------
     Outstanding-end of period.............................................             2,787,510             2,787,510
                                                                                =================       ===============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

Investment income++.....................................................        $          0.00         $          0.00
Net expenses(+)++.......................................................                   0.00                    0.00
                                                                                ----------------        ----------------

Net investment income (loss)............................................                   0.00                    0.00
Net realized and unrealized gain (loss).................................                   0.12                    0.43
                                                                                ---------------         ----------------

Net increase (decrease) in unit value...................................                   0.12                    0.43
Net asset value at beginning of period..................................                  18.36                   18.05
                                                                                ----------------        ----------------
Net asset value at end of period........................................        $         18.48         $         18.48
                                                                                ================        ================

Ratio of net expenses to average net assets*............................                   0.00%                  0.00%
Ratio of net investment income (loss) to average net assets*............                   0.00%                  0.00%
Portfolio turnover**....................................................                   4.70%                 12.52%
Total return**..........................................................                   0.65%                  2.38%
Net assets at end of period (in thousands)..............................        $         51,521        $        51,521



- -----------------
*       Annualized.
** Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
+ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++ Calculations prepared using the monthly average number of units outstanding during the period.

  The accompanying notes are an integral part of these financial statements.

       American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                  September 30, 2004
                                                                  ------------------

                                        Assets
State Street collective investment funds, at value
    Stable Asset Return Fund (cost $17,706,106 and
        units of 644,270)...................................    $       18,899,831
    Intermediate Bond Fund (cost $51,187,610 and
        units of 3,047,783).................................            56,699,494
    Large Cap Value Equity (cost $14,176,316 and
        units of 547,251)...................................            17,009,848
    Large Cap Growth Equity (cost $16,150,693 and
        units of 401,451)...................................            17,009,848
    Index Equity Fund (cost $39,944,662 and units of
        1,583,760)..........................................            43,469,612
    International Equity Fund (cost $24,386,244 and
        units of 1,486,449).................................            28,405,697
    Mid-Cap Value Equity Fund (cost $3,083,742 and
        units of 288,010)...................................             3,779,966
    Mid-Cap Growth Equity Fund (cost $3,218,237 and
        units of 233,150)...................................             3,779,966

    Receivable for fund units sold..........................                47,549
                                                                  ----------------
        Total assets........................................           189,101,811
                                                                  ----------------

                                     Liabilities

    Payable for collective investments purchased ...........                47,549
                                                                  ----------------
        Total liabilities...................................                47,549

Net assets (equivalent to $19.24 per unit based on
   9,827,835 units outstanding).............................     $     189,054,262
                                                                 ==================

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                            Statement of Operations
                                   Unaudited

                                                                 For the period    For the period
                                                                 July 1, 2004 to   January 1, 2004
                                                                 September 30,     to September 30,
                                                                      2004               2004
                                                                 ---------------   ---------------


Investment income...........................................     $            -    $             -

Net realized and unrealized gain (loss) on collective
        investment funds:
    Net realized gain (loss)................................            576,349            869,497
    Change in net unrealized appreciation (depreciation)....           (384,146)         2,998,606
                                                                 ---------------   ---------------
        Net realized and unrealized gain (loss).............            192,203          3,868,103
                                                                 ---------------   ---------------
Net increase (decrease) in net assets resulting
        from operations.....................................     $      192,203    $     3,868,103
                                                                 ===============   ===============

  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited



                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------


From operations

     Net investment income (loss)..........................................     $               -       $             -
     Net realized gain (loss) on investments...............................               576,349               869,497
     Change in net unrealized appreciation (depreciation)..................              (384,146)            2,998,606
                                                                                -----------------       ---------------
        Net increase (decrease) in net assets resulting from operations....               192,203             3,868,103
                                                                                -----------------       ---------------

From unitholder transactions
     Proceeds from units issued............................................             5,996,561            32,881,896
     Cost of units redeemed................................................              (581,599)           (4,542,349)
                                                                                -----------------       ---------------
         Net increase (decrease) in net assets resulting from unitholder
             transactions..................................................             5,414,962            28,339,547
                                                                                -----------------       ---------------
         Net increase (decrease) in net assets........................                  5,607,165            32,207,650

Net Assets
     Beginning of period...................................................           183,447,097           156,846,612
                                                                                -----------------       ---------------
     End of period.........................................................     $     189,054,262       $   189,054,262
                                                                                =================       ===============

Number of units
     Outstanding-beginning of period.......................................             9,542,693             8,343,573
        Issued.............................................................               315,805             1,722,290
        Redeemed...........................................................               (30,663)             (238,028)
                                                                                -----------------       ---------------
     Outstanding-end of period.............................................             9,827,835             9,827,835
                                                                                =================       ===============


  The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                For the period          For the period
                                                                                July 1, 2004 to         January 1, 2004
                                                                                September 30,           to September 30,
                                                                                     2004                    2004
                                                                                ----------------        ----------------

Investment income++.....................................................        $          0.00         $          0.00
Net expenses(+)++.......................................................                   0.00                    0.00
                                                                                ----------------        ----------------

Net investment income (loss)............................................                   0.00                    0.00
Net realized and unrealized gain (loss).................................                   0.02                    0.44
                                                                                ---------------         ----------------

Net increase (decrease) in unit value...................................                   0.02                    0.44
Net asset value at beginning of period..................................                  19.22                   18.80
                                                                                ----------------        ----------------
Net asset value at end of period........................................        $         19.24         $         19.24
                                                                                ================        ================

Ratio of net expenses to average net assets*............................                   0.00%                  0.00%
Ratio of net investment income (loss) to average net assets*............                   0.00%                  0.00%
Portfolio turnover**....................................................                   2.10%                  6.39%
Total return**..........................................................                   0.10%                  2.34%
Net assets at end of period (in thousands)..............................        $        189,054        $       189,054



- -----------------
*       Annualized.
** Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
+ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++ Calculations prepared using the monthly average number of units outstanding during the period.

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

                                                                                                      September 30, 2004
                                                                                                      ------------------
                                                        Assets
State Street collective investment funds, at value
     Intermediate Bond Fund (cost $18,765,021 and units of 1,103,436)..........................         $  20,527,790
     Large Cap Value Equity (cost $14,821,023 and units of 572,375)............................            17,790,752
     Large Cap Growth Equity (cost $15,557,397 and units of 419,882)...........................            17,790,752
     Index Equity Fund (cost $40,478,300 and units of 1,495,808)...............................            41,055,581
     International Equity Fund (cost $25,683,118 and units of 1,435,085).......................            27,424,143
     Small Cap Equity Fund (cost $3,821,940 and units of 72,938)...............................             4,105,558
     Mid-Cap Value Equity Fund (cost $3,315,803 and units of 312,818)..........................             4,105,558
     Mid-Cap Growth Equity Fund (cost $3,445,866 and units of 253,233).........................             4,105,558
     Receivable for fund units sold............................................................                20,324
                                                                                                      ------------------
         Total assets..........................................................................           136,926,016
                                                                                                      ------------------

                                                              Liabilities

     Payable for collective investments purchased..............................................                20,324
                                                                                                      ------------------
         Total liabilities.....................................................................                20,324
                                                                                                      ------------------
Net assets (equivalent to $19.55 per unit based on 7,001,688 units outstanding)................         $ 136,905,692
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

                               American Bar Association Members/ State Street Collective Trust
                                     Structured Portfolio Service - Aggressive Portfolio
                                                   Statement of Operations
                                                          Unaudited

                                                                                  For the period        For the period
                                                                                  July 1, 2004 to       January 1, 2004 to
                                                                                  September 30, 2004    September 30, 2004
                                                                                  --------------------- --------------------
Investment income.............................................................        $           -          $          -

Net realized and unrealized gain (loss) on collective investment funds:
     Net realized gain (loss).................................................              203,035               973,159
     Change in net unrealized appreciation (depreciation).....................           (1,457,154)            1,327,969
                                                                                  --------------------- --------------------
         Net realized and unrealized gain (loss)..............................           (1,254,119)            2,301,128
                                                                                  --------------------- --------------------
Net increase (decrease) in net assets resulting from operations...............        $  (1,254,119)         $  2,301,128
                                                                                  ===================== ====================


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

                                                                                  For the period        For the period
                                                                                  July 1, 2004 to       January 1, 2004 to
                                                                                  September 30, 2004    September 30, 2004
                                                                                  --------------------- --------------------
From operations
     Net investment income (loss).............................................    $                -    $                -
     Net realized gain (loss) on investments..................................               203,035               973,159
     Change in net unrealized appreciation (depreciation).....................            (1,457,154)            1,327,969
                                                                                  --------------------- --------------------
         Net increase (decrease) in net assets resulting from operations......            (1,254,119)            2,301,128
                                                                                  --------------------- --------------------

From unitholder transactions
     Proceeds from units issued...............................................             4,496,478            16,900,034
     Cost of units redeemed...................................................              (870,079)           (4,684,854)
                                                                                  --------------------- --------------------
         Net increase (decrease) in net assets resulting from unitholder
         transactions.........................................................             3,626,399            12,215,180
                                                                                  --------------------- --------------------
         Net increase (decrease) in net assets................................             2,372,280            14,516,308

Net Assets
     Beginning of period......................................................           134,533,412           122,389,384
                                                                                  --------------------- --------------------
     End of period............................................................         $ 136,905,692         $ 136,905,692
                                                                                  ===================== ====================

Number of units
     Outstanding-beginning of period..........................................             6,813,678             6,377,795
         Issued...............................................................               233,896               866,250
         Redeemed.............................................................               (45,886)             (242,357)
                                                                                  --------------------- --------------------
Outstanding-end of period.....................................................             7,001,688             7,001,688
                                                                                  ===================== ====================

                         The accompanying notes are an integral part of these financial statements.

                               American Bar Association Members/ State Street Collective Trust
                                     Structured Portfolio Service - Aggressive Portfolio
                                                    Financial Highlights
                                                          Unaudited

                                       (For a unit outstanding throughout the period)
                                                                                  For the period        For the period
                                                                                  July 1, 2004 to       January 1, 2004 to
                                                                                  September 30, 2004    September 30, 2004
                                                                                  --------------------- --------------------
Investment income++...........................................................      $       0.00           $      0.00
Net expenses(+)++.............................................................              0.00                  0.00
                                                                                  --------------------- --------------------

Net investment income (loss)..................................................              0.00                  0.00

Net realized and unrealized gain (loss).......................................             (0.19)                 0.36
                                                                                  --------------------- --------------------

Net increase (decrease) in unit value.........................................             (0.19)                 0.36

Net asset value at beginning of period........................................             19.74                 19.19
                                                                                  --------------------- --------------------

Net asset value at end of period..............................................      $      19.55           $     19.55
                                                                                  ===================== ====================
Ratio of net expenses to average net assets*..................................              0.00%                 0.00%
Ratio of net investment income (loss) to average net assets*..................              0.00%                 0.00%
Portfolio turnover**..........................................................              2.34%                 6.89%
Total return**................................................................             (0.96)%                1.88%
Net assets at end of period (in thousands)....................................      $     136,906          $    136,906

______________
*     Annualized.
**    Not annualized. Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
+     Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
++    Calculations prepared using the monthly average number of units outstanding during the period.

                         The accompanying notes are an integral part of these financial statements.

        American Bar Association Members/ State Street Collective Trust
                        Notes to Financial Statements
                                  Unaudited


1.    Description of the Trust

      American Bar Association Members/State Street Collective Trust (the "Trust" or the "Collective Trust") was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank" or the "Trustee") acts as trustee for the Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the American Bar Association Members Retirement Program ("the Program"). Ten separate collective investment funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Funds and Portfolios are investment options under the Program, which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

            Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. At June 30, 2004, the investments representing the debt portion of the Fund having in aggregate a value of $173,984,004 were exchanged for 9,614,275 units of the Intermediate Bond Fund of equivalent value.

            Index Equity Fund--replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund's net assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund's financial statements are available from State Street Bank upon request.

                                   Unaudited


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

            Large-Cap Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of September 30, 2004, 31.92% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

            Large-Cap Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of September 30, 2004, 23.47% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

            Mid-Cap Growth Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

            Mid-Cap Value Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

            Small-Cap Equity Fund--long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential.

            Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund ("YES"), a separate State Street Bank collective investment fund. The financial statements of YES are available from State Street Bank upon request.

                                   Unaudited


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

      All the Funds may invest in YES, a collective investment fund advised by State Street Global Advisors, a division of State Street Bank. The underlying collective investment fund's financial statements are available from State Street Bank upon request.

      The Trust may offer and sell an unlimited number of units representing interests in separate Funds and Portfolios of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund or Portfolio.

      In the normal course of business, the Trust enters into contracts that contain a variety of representations and that may contain general indemnifications. The Trust's maximum exposure under these provisions is unknown, as this would involve future claims that may be made against the Trust. The Trust believes the risk of loss to be remote.

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

2.    Summary of Significant Accounting Policies

      The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2003 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to the financial

                                   Unaudited


statements contained in the 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of September 30, 2004 and the results of each of their operations, the changes in each of their net assets and certain financial data for the three and nine month periods ended September 30, 2004.

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

                                   Unaudited


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

      A Fund's portfolio of investments may include securities purchased on a when-issued basis, which may be settled in the month after the issue date. Interest income is not accrued until the settlement date.

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

      E.    Sales and Redemptions of Units of Participation and Distributions

      The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund's or Portfolio's net asset value.

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

                                   Unaudited


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

      At September 30, 2004, the Intermediate Bond Fund held the following futures contracts:

                                           Number of
                                           Contracts                                            Unrealized
Futures Contracts                        Long / (Short)     Notional Cost   Settlement Month    Gain / Loss
- -----------------                        --------------     -------------   ----------------    -----------
Germany Fed Rep Bonds 5 Year....                  1        $      138,542    December 2004    $         (99)
Germany Fed Rep Bonds 10 Year...                 78            11,099,140    December 2004           102,316
UK Treasury Bonds...............                  9             1,929,430    December 2004            43,627
UK Treasury Bonds...............                 29             5,607,032    December 2005             3,668
Japanese Gov't Bonds 10 Year....                  3             3,715,414    December 2004            40,746
Eurodollar Futures..............                100            24,391,673      March 2005           (31,673)
Eurodollar Futures..............                120            29,171,999      June 2005             (5,999)
Eurodollar Futures..............                298            72,265,035    September 2005          (7,485)
Eurodollar Futures..............                 10             2,406,625    December 2005            12,125
U.S. Treasury Notes 5 Year......                565            62,198,735    December 2004           375,015
U.S. Treasury Notes 10 Year.....                 28             3,122,274    December 2004            31,226
U.S. Treasury Bonds.............               (38)           (4,178,219)    December 2004          (86,094)
                                                                                                ------------
                                                                                                $    477,373
                                                                                                ============



      H.    Forward Foreign Currency Contracts

      The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of

                                   Unaudited


foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values. As of September 30, 2004, the Intermediate Bond Fund held the following forward foreign currency contracts:


                                       Principal Amount                        Settlement       Unrealized
Type                Currency          Covered by Contract   US Dollar Cost           Date      Depreciation
- ----                -------------     -------------------   --------------   --------------    ------------
Sell .........      Pound Sterling              902,000     $   1,628,110       10/05/04        $    (584)
Sell .........      Euro                     13,132,000        15,942,248       10/28/04         (361,417)
                                                                                                ----------
                                                                                                $(362,001)
                                                                                                ==========


      I.    Interest Rate Swap Contracts

      The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts may have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses.

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

      At September 30, 2004, the Intermediate Bond Fund held the following interest rate swap contracts:

                                                                        Rate Type
                                                             Payments             Payments        Unrealized
     Notional               Swap          Termination         made by           received by      Appreciation
     Amount             Counterparty         Date            the Fund             the Fund      (Depreciation)
     -------            ------------         ----            --------             --------      --------------
    4,300,000 USD   Barclays              12/15/2006     3 Month USD LIBOR           4.00%         $ 45,733
    2,500,000 EUR   Barclays               12/21/2007   6 Month EURO LIBOR           4.00%           14,262
   11,000,000 GBP   Barclays               6/15/2008     6 Month GBP LIBOR           5.00%          132,049
    8,000,000 USD   Goldman Sachs          9/15/2005     3 Month USD LIBOR           3.25%           57,582
    2,500,000 EUR   Goldman Sachs         12/21/2007    6 Month EURO LIBOR           4.00%            7,948
       58,900 USD   Lehman Brothers       12/15/2009     3 Month USD LIBOR           4.00%          424,302
    1,800,000 GBP   Merrill Lynch          6/15/2008     6 Month GBP LIBOR           5.00%            9,219
  390,000,000 JPY   Morgan Stanley         6/15/2012     6 Month JPY LIBOR           2.00%          (94,893)
    6,800,000 EUR   UBS                    6/16/2014    6 Month EURO LIBOR           5.00%         (405,780)
                                                                                                ---------------
                                                                                                  $ 190,422
                                                                                                ===============

                                   Unaudited

      J.    Option and Swaption Contracts

       The Intermediate Bond Fund may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by a Fund for the purchase of a call or put option is included in the Fund's statement of assets and liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

       The premium received by a Fund for a written option is recorded as a liability. The liability is marked-to-market based on the option's quoted daily settlement price. When an option expires or the Fund enters into a closing purchase transaction, the Fund realizes a gain (or loss if the cost of the closing purchase transaction exceeds the premium received when the option was sold) without regard to any unrealized gain or loss on the underlying security and the liability related to such option is eliminated. When a written call option is exercised, the Fund realizes a gain or loss from the sale of the underlying security and the proceeds from such sale are increased by the premium originally received. If a written put option is exercised, the amount of the premium originally received will reduce the cost of the security which the Fund is obligated to purchase.

       The Intermediate Bond Fund may also purchase or write swaption contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. Swaption contracts entered into by the Fund typically represent an option that gives the purchaser the right, but not the obligation, to enter into a swap contract on a future date. If a call swaption is exercised, the purchaser will enter a swap to receive the fixed rate and pay a floating rate in exchange. Exercising a put would entitle the purchaser to pay a fixed rate and receive a floating rate.

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

                                   Unaudited


transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss.

      Entering into option and swaption contracts involves, to varying degrees, the elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities, associated with both option contracts and swaption contracts. To reduce credit risk from potential counterparty default, the Fund enters into these contracts with counterparties whose creditworthiness has been approved by the Advisor. The Fund bears the market risk arising from any change in index values or interest rates.


      A summary of the written put options and swaptions for the period ended September 30, 2004 is as follows:

                                                                          Number of
Written Put Option/Swaption Contracts                                     Contracts          Premium
- -------------------------------------                            --------------------------------------------
Outstanding, beginning of period...............................                   13,000              $34,970
                                                                 ============================================
Options written................................................                    2,203              228,023
Options exercised..............................................                        -                    -
Options expired................................................                    2,020             (152,340)
Options closed.................................................                        -                    -
                                                                 --------------------------------------------
Outstanding, end of period.....................................                   13,183            $ 110,653
                                                                 ============================================


      At September 30, 2004, the Fund held the following written put option and swaptions contracts:

                                                                                             Appreciation/
                                                                                             -------------
Security                                                                     Contracts       (Depreciation)
- --------                                                         --------------------------------------------
Pay fixed 6.50%, receive LIBOR, commencing March 7,2006........                   13,000             $ 31,226
U.S. Treasury Note, 10 year future, expiring November, 2004....                      183               51,277
                                                                 --------------------------------------------
                                 Total                                            13,183             $ 82,503
                                                                 ============================================


      A summary of the written call options and swaptions for the period ended September 30, 2004 is as follows:

                                                                          Number of
Written Call Option/Swaption Contracts                                    Contracts          Premium
- --------------------------------------                           --------------------------------------------
Outstanding, beginning of period...............................                   13,000              $35,880
                                                                 ============================================
Options written................................................                    2,203              273,744
Options exercised..............................................                        -                    -
Options expired................................................                    2,020             (170,524)
Options closed.................................................                        -                    -
                                                                 --------------------------------------------
Outstanding, end of period.....................................                   13,183            $ 139,100
                                                                 ============================================

      At September 30, 2004, the Fund held the following written call option and swaptions contracts:

                                                                                             Appreciation/
                                                                                             -------------
Security                                                                     Contracts       (Depreciation)
- --------                                                         --------------------------------------------
Pay fixed 4.50%, receive LIBOR, commencing March 7,2006........                   13,000              $ 5,355




                  Notes to Financial Statements--(Continued)
                                   Unaudited


U.S. Treasury Note, 10 year future, expiring November, 2004....                      183               43,173
                                                                 --------------------------------------------
                                 Total                                            13,183             $ 48,528
                                                                 ============================================

      K.    Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.


3. Investment Advisory, Investment Management and Related Party Transactions State Street Bank has retained the services of the below listed investment advisors to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street Bank investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street Bank exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

      A fee is paid to each investment advisor for the Funds based on the value of the assets allocated to that Investment Advisor and the respective graduated fee rates agreed to in the advisor's contract. These fees are accrued on a daily basis and paid either monthly or quarterly from the assets of the applicable Fund. Actual fees paid to each Investment Advisor during the past year are disclosed in the Trust's prospectus. Fee rate ranges are as follows:

                                                                                           Fee Rate Range
Investment Advisor                                                                        Highest to Lowest
- ------------------                                                                        -----------------
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap
Equity and Balanced)......................................................                    .50% to .225%*

RCM Capital Management LLC (Large-Cap Growth Equity)......................                    .70% to .25%

Philadelphia International Advisors LP (International Equity).............                    .75% to .45%

Sit Investment Associates, Inc. (Small-Cap Equity)........................                   1.00% to .60%

Morgan Stanley Investment Management (Balanced)...........................                   .125% to .50%

Alliance Capital Management L.P. (Large-Cap Value Equity).................                    .50% to .15%

JP Morgan Fleming Asset Management Limited (International Equity).........                    .75% to .60%

Pacific Investment Management Company (Intermediate Bond).................                    .50% to .25%

Ariel Capital Management (Mid-Cap Value Equity)...........................                    .75% to .50%

Turner Investment Partners (Mid-Cap Growth Equity)........................                    .65% to .55%


* Subject to a 5% fee reduction based on aggregate fees.

                                   Unaudited


                                                                                        Nine-Month
                                                                              Period ended September 30, 2004
Investment Advisor                                                                Fees paid year to date
- ------------------                                                              --------------------------

Alliance Capital Management L.P. (Large-Cap Value Equity).................              $ 489,689

Ariel Capital Management (Mid-Cap Value Equity)...........................                189,626

Capital Guardian Trust Company (Balanced).................................                495,194

Capital Guardian Trust Company (Large-Cap Growth Equity)..................                499,198

Capital Guardian Trust Company (Small-Cap Equity).........................                268,289

J.P. Morgan Fleming Asset Management Limited (International Equity).......                342,474

Morgan Stanley Investment Management, Inc. (Balanced).....................                195,352

Pacific Investment Management Company (Intermediate Bond).................                637,192

Philadelphia International Advisors LP (International Equity).............                239,063

RCM Capital Management LLC (Large-Cap Growth Equity)......................                632,801

Sit Investment Associates, Inc. (Small-Cap Equity)........................                718,926

Turner Investment Partners (Mid-Cap Growth Equity)........................                283,276


A separate program fee ("Program fee") is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds. The ABRA Program fee is based on the value of Program assets and the following annual fee rates:


                                                                       Rate for ABRA Period ended
      Value of Program Assets                                          September 30, 2004

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

      ABRA received Program fees of $1,200,979 for the nine-month period ended September 30, 2004.

      The State Street Bank Program fee is calculated monthly as one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last business day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the

                                   Unaudited


Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee is accrued daily and paid monthly.

      A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the nine-month period ended September 30, 2004 totaled $54,867 and is allocated to each Fund based on net asset value.

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

      State Street Bank received program fees of $7,726,222 and trustee, management and administration fees which aggregated $2,098,511 for the nine-month period ended September 30, 2004. These fees are allocated to each Fund based on net asset value.

      Effective July 1, 2004, a separate fund administration fee is paid to State Street Bank for certain financial reporting services provided in connection with the preparation of the Collective Trust's financial statements. The annual amount of this fee is $186,600. This fee is allocated to

                                   Unaudited


each Fund based on net asset value and is accrued daily and paid monthly from the assets of the Funds. For the three months ended September 30, 2004, State Street Bank received fund administration fees of $46,650.

      The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration, program or fund administration fee.

 4.   Purchases and Sales of Securities

      The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:


                                                                               Nine-Month
                                                                     Period Ended September 30, 2004

                                                                   Purchases                 Sales

                                                               $     359,394,347*    $         307,066,766
Balanced Fund
                                                                      42,227,493                 8,413,958
Index Equity Fund
                                                                      90,549,509                60,285,685
Intermediate Bond Fund
                                                                      38,811,257                25,145,667
International Equity Fund
                                                                     213,505,195               236,281,121
Large-Cap Growth Equity Fund
                                                                      83,536,634                59,364,957
Large-Cap Value Equity Fund
                                                                      91,772,317                75,358,143
Mid-Cap Growth Equity Fund
                                                                      16,318,691                 4,268,183
Mid-Cap Value Equity Fund
                                                                     116,736,405               117,140,975
Small-Cap Equity Fund

                                                                       9,251,645                 6,265,571
Conservative Structured Portfolio Service
                                                                      39,631,512                11,291,965
Moderate Structured Portfolio Service
                                                                      21,215,846                 9,000,665
Aggressive Structured Portfolio Service

      The aggregate cost of purchases and proceeds from sales of U.S. Government securities and short-term investments were as follows:


                                                                               Nine-Month
                                                                     Period Ended September 30, 2004

                                                                  Purchases                  Sales
Balanced Fund                                                   $   179,166,395          $   264,821,289
                                                                    671,284,544              462,917,070
Intermediate Bond Fund

* Includes $173,984,004 attributable to the purchase by the Balanced Fund of 9,614,275 units of the Intermediate Bond Fund at June 30, 2004.


                                   Unaudited


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

6.    Securities Lending Income

      The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as the Funds' lending agent, to certain brokers and other financial institutions (the "Borrowers"). The Borrowers provide cash, securities or letters of credit as collateral against loans in the amount at least equal to 100% of the market value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities. Collateral received is invested in State Street Bank and Trust Company Quality D Short-Term Investment Fund.

      A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

                                   Unaudited


      At September 30, 2004, the Funds market value of securities on loan and collateral received for securities loaned was as follows:

                                     Market Value of
      Fund                           Loaned Securities      Collateral Value
      ----                           -----------------      ----------------
      Balanced                             $ 13,315,553          $ 13,624,094
      Intermediate Bond                       3,269,023             3,335,600
      International Equity                   20,479,984            21,520,147
      Large-Cap Growth Equity                12,852,390            13,151,285
      Large-Cap Value Equity                 11,069,865            11,331,018
      Mid-Cap Growth Equity                   9,850,379            10,083,707
      Mid-Cap Value Equity                       35,014                36,050
      Small-Cap Equity                       95,762,795            98,501,520

7.    Subsequent Events

      Effective on or about December 1, 2004, the Investment Advisors to State Street Bank with respect to the Small Cap Equity Fund will be changed by the replacement of Sit with two new Investment Advisors, Wellington Management Company, LLP ("Wellington Management") and Smith Asset Management Group, L.P. ("Smith Group.") Capital Guardian will continue to serve as an Investment Advisor with respect to the Small-Cap Equity Fund. State Street Bank will determine the portion of the Small-Cap Equity Fund's assets for which advice is obtained from each Investment Advisor. Unless altered by State Street Bank, the assets of the Small-Cap Equity Fund will be allocated into three portions each of which will be invested with the advice of one of the Investment
Advisors: The first portion will be invested with the advice of Wellington Management and is expected to consist of $100 million of the portion of the Small-Cap Equity Fund currently invested with the advice of Sit. The second portion will be invested with the advice of Smith Group and is expected to consist of the remainder of the portion of the Small-Cap Equity Fund's assets currently invested with the advice of the Sit, such remainder valued at approximately $50 million as of November 1, 2004. The third portion, consisting of the portion of the Small-Cap Equity Fund's assets currently invested with the advice of Capital Guardian and valued at approximately $151 million as of November 1, 2004, will continue to be invested with the advice of Capital Guardian. Unless altered by State Street Bank, the contributions and transfers to and the withdrawals from and transfers out of the Small-Cap Equity Fund will be allocated as follows: The portion of the Small-Cap Equity Fund's assets invested with the advice of Capital Guardian is expected to be the source of any net daily withdrawals from or transfers out of the Small-Cap Equity Fund for the foreseeable future. The portion of the Small-Cap Equity Fund's assets invested with the advice of Smith Group is expected to receive any net daily contributions and transfers to the Small-Cap Equity Fund for the foreseeable future. Wellington Management currently is not able to provide investment advice with respect to more than the portion of the Small-Cap Equity Fund's assets to be initially allocated to it. Over time, the above-described treatment of the Small-Cap Equity Fund's net daily cash flows can be expected to reduce the portion of the Small-Cap Equity Fund's assets invested with the advice of Capital Guardian and increase the portion of the Small-Cap Equity Fund invested with the advice of Smith Group, with an expectation that, over time, the portion of the Small-Cap Equity Fund invested with the advice of each of Capital Guardian and Smith Group will become approximately equal. Because, however, dividends, certain expenses, gains and losses attributable to the activities of a portion of the Small-Cap Equity Fund's assets will be allocated to that portion and because such items may offset the above-described allocations of the Small-Cap Equity Fund's cash flows, there can be no assurance that this result will be achieved. No other changes are being made to the Small-Cap Equity Fund's Investment Advisors.

                                   Unaudited


         Upon completion of the changes in the Investment Advisors described above, the Investment Advisor Fees payable to the two new Investment Advisors for the Small-Cap Equity Fund will be at the following annual rates:

        ------------------                -------                   ---------------------                 ------

      Value of Assets in the                                       Value of Assets in the
      Small-Cap Equity Fund                 Rate                    Small-Cap Equity Fund                  Rate
           Allocated to                                                 Allocated to
Wellington Management Company, LLP        -------            Smith Asset Management Group, L.P.
        ------------------
                                                                     -------------------                  -----

         First $25 million                  .90%                      First $50 million                    .85%

         Next $25 million                   .80%                      Next $50 million                     .65%

         Over $50 million                   .70%                      Over $100 million                    .45%


         Effective as of December 1, 2004, State Street Bank and Trust Company of New Hampshire ("State Street New Hampshire") will be substituted for State Street Bank as trustee of the Collective Trust. State Street New Hampshire thereafter will be responsible for all the functions described in the Prospectus, dated April 8, 2004 (the "Prospectus") for units of beneficial interest in the Collective Trust, now performed by State Street Bank in its capacity as trustee of the Collective Trust. As part of such responsibility, State Street New Hampshire will appoint the officers of the Collective Trust, who will have responsibility for administering the Investment Options (as defined in the Prospectus). It is expected that there will not be any change in the identity of the officers of the Collective Trust as a result of the substitution of State Street New Hampshire as trustee. The executive officers of the Collective Trust receive no remuneration from the Collective Trust, but will continue to receive remuneration from State Street Bank or an affiliate.

         State Street Bank will guarantee the obligations of State Street New Hampshire as trustee of the Collective Trust. Also, the Collective Trust will be amended to provide that in the highly unlikely event that State Street New Hampshire becomes insolvent or is prevented from serving as trustee of the Collective Trust by a judicial or regulatory order, State Street Bank automatically will again become the trustee of the Collective Trust.

         State Street Bank will also enter into a service and custodial agreement with State Street New Hampshire expected to be effective on December 1, 2004 pursuant to which State Street Bank will continue to provide custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds (as described in the Prospectus). It is expected that the Funds' Investment Advisors and other service providers will remain as immediately before the appointment of State Street New Hampshire as successor trustee. State Street Bank will continue to serve as trustee of the Members Retirement Trust and the Members Pooled Trust for Retirement Plans and to operate and administer the portfolios of the Structured Portfolio Service and will continue to make available the Self-Managed Brokerage Account option as described in the Prospectus. Hence, the substitution of State Street New Hampshire as trustee of the Collective Trust is not expected to result in any change in service to the Investors. There will be no change in fees and expenses payable to the trustee by the Funds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Stable Asset Return Fund

         The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, banks or other financial institutions. The Stable Asset Return Fund also invests in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers' acceptances, variable and indexed notes and repurchase agreements.

         For the quarter ended September 30, 2004, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.72%. By comparison, the Ryan Labs Three Year GIC Index and the Money Fund Report "Tier One" Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.66% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 2.16%, compared to an investment record of 2.02% for the combination benchmark for the same period. The combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the benchmark or for fund expenses.

         Participant cash flows, either into or out of the Fund, can potentially have a significant impact on investment activity and, in turn, performance. Total assets for the quarter rebounded slightly, increasing approximately 1.5%, which reflects recent minor positive participant cash flow.

         The Stable Asset Return Fund outperformed the combination benchmark for the quarter ended September 30, 2004. For the quarter, each of the money market portion and the investment contracts portion of the portfolio outperformed its respective benchmark. Investments in the investment contracts portion of the portfolio totaled approximately $40 million, or just over 4% of assets. These investments reflected reinvestment of maturing proceeds and the slight increase in participant cash flow. The weighted average duration of these reinvestments was just over four years, which is longer than the three-year maximum duration of the benchmark Ryan Labs GIC Index. These trades were designed to increase duration to take advantage of the steepness in the yield curve. During the quarter, the yield advantage between two-year and five-year Treasuries was roughly 76 basis points. The yield curve flattened by about 33 basis points from the second quarter.

         The Stable Asset Return Fund outperformed the combination benchmark for the nine-month period ended September 30, 2004. During this period, both money market assets and investment contract assets contributed to the Fund's outperformance. Throughout the period, the Fund benefited by reinvesting maturing contracts in a steep yield curve environment between two-year and five-year Treasuries. Since the beginning of the year, this spread has flattened by over 60 basis points.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

         For the quarter ended September 30, 2004, the Intermediate Bond Fund experienced a total return, net of expenses, of 2.80%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 3.20% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 2.95%, compared to an investment record of 3.35% for the Lehman Brothers Aggregate Bond Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2004. A below benchmark duration detracted from performance as interest rates fell. An emphasis on short and intermediate maturities during the third quarter was negative relative to the Index as the yield curve flattened. In the government sector, an allocation to Treasury Inflation Protection Bonds was negative. Although real yields fell, nominal yields fell further amid expectations of lower inflation. Underweighting mortgages hurt returns as low volatility and strong bank demand supported these assets. An underweight to corporates detracted from returns as credit premiums narrowed; however corporate security selection offset some of this impact. Municipal bonds were slightly negative as retail demand slipped in a falling rate environment. Non-U.S. positions had marginal impact but short maturity Eurozone bonds added value amid expectations for slower growth and lower inflation in Europe.

         The Intermediate Bond Fund also underperformed the Lehman Brothers Aggregate Bond Index for the nine-month period ended September 30, 2004. Interest rate strategies were negative for performance relative to the Index. A below benchmark duration detracted from performance as interest rates fell. An emphasis on short and intermediate maturities has been negative as well as the yield curve flattened. An allocation to Treasury Inflation Protection Securities added value during the period, especially during the first half of the year when inflation expectations rose. Underweighting mortgages hurt returns as low volatility and strong bank demand supported these assets but mortgage security selection more than offset the negative impact. An underweight to corporates detracted from returns as credit premiums narrowed in the midst of rising corporate profits, but security selection added value. Municipal bonds have been slightly negative in a falling rate environment, even after the strong performance of this sector during the second quarter. Non-U.S. positions have added value year-to-date in the midst of slower growth and lower inflation in Europe.

Balanced Fund

         The Balanced Fund invests in publicly traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended September 30, 2004, the Balanced Fund experienced a total return, net of expenses, of (0.96)%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 0.19% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 1.04%, compared to an investment record of 2.17% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indexes or for fund expenses.

         The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the quarter ended September 30, 2004. Poor stock selection in the health care sector accounted a majority of the portfolio's underperformance. Portfolio results were helped by good stock selection in telecommunication services and financials and a large overweight position in energy stocks.

         The fixed income portion of the Balanced Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2004. A below benchmark duration detracted from performance as interest rates fell. An emphasis on short and intermediate maturities during the third quarter also was negative as the yield curve flattened. In the government sector, an allocation to Treasury Inflation Protection Bonds was negative. Although real yields fell, nominal yields fell further amid expectations of lower inflation. Underweighting mortgages hurt returns as low volatility and strong bank demand supported these assets. An underweight to corporates detracted from returns as credit premiums narrowed, however corporate security selection offset some of this impact. Municipal bonds were slightly negative as retail demand slipped in a falling rate environment. Non-U.S. positions had marginal impact but short maturity Eurozone bonds added value amid expectations for slower growth and lower inflation in Europe.

         The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the nine-month period ended September 30, 2004. Poor stock selection in the health care sector accounted for a majority of the portfolio's underperformance. Combined poor stock selection and an overweight position in information technology also hurt performance. Portfolio results were helped by good stock selection in telecommunication services and financials and an overweight position in energy stocks.

         The fixed income portion of the Balanced Fund outperformed the Lehman Brothers Aggregate Bond Index for the nine month period ended September 30, 2004. This portion of the Balanced Fund was advised by Morgan Stanley Investment Management until May 31, 2004, and thereafter by Pacific Investment Management Company LLC. The fixed income portfolio outperformed its benchmark by a wide margin during April and May; this, in turn, allowed the fixed income portfolio to outperform its benchmark on a year-to-date basis through the end of May. Relative performance through May 31 was enhanced by the portfolio's below-benchmark interest-rate duration position, which helped preserve capital during a significant bond market sell-off. An emphasis on higher-coupon mortgage-backed and an underweight in agency debentures also had a positive impact on relative returns during this period.

         Since June 1, 2004 the fixed income portion of the Balanced Fund has been advised by Pacific Investment Management Company LLC, originally as a separate portfolio and then, since July 1, 2004 through investment in the Intermediate Bond Fund. This portion of the Balanced Fund outperformed the Lehman Brothers Aggregate Bond Index for the month of June, principally due to a mortgage sector emphasis as mortgages outperformed amid declining volatility. Tactical allocation to emerging markets was also positive. For the quarter ended September 30, 2004, this portion of the Balanced Fund underperformed the Lehman Brothers Aggregate Bond Index for the reasons stated above.

Large-Cap Value Equity Fund

         The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion that State Street and the Fund's Investment Advisor consider undervalued. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is composed of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

         For the quarter ended September 30, 2004, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 0.30%. By comparison, the Russell 1000 Value Index produced an investment record of 1.54% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 4.83%, compared to an investment record of 5.54% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital Management L.P., underperformed the Russell 1000 Value Index for the quarter ended September 30, 2004. The portfolio underperformed its benchmark during the quarter largely due to weakness from technology and consumer cyclicals holdings.

         Technology shares underperformed the market during the quarter amid concerns about corporate spending for technology and consumer demand. As such, an overweight of the sector detracted from relative returns. Stock selection within the sector also hurt because the holdings were concentrated in distributors and contract manufacturers, including Solectron, Celestica and Flextronics, two groups that were hard hit by an inventory build-up across the supply chain in technology hardware. This build-up resulted from increased production in anticipation of a larger rebound in tech spending than materialized.

         The spike in oil prices this year has crimped real disposable income, depressing consumer spending and leading to an inventory back-up in consumer-related sectors. Not surprisingly, department store and auto-related stocks, including those held in the portfolio, suffered in this environment. Also affected were consumer staples and consumer growth stocks. In this sector, a position in Tyson Foods detracted from performance. Volatile pricing in beef, chicken, and animal feed grains negatively affected demand for the company's products during the quarter, leading to an earnings shortfall.

         On the positive side, energy stocks outpaced the market during the quarter, led by oil companies that were propelled by record-high oil prices. Crude oil prices soared as concerns about sufficient inventory were made worse by hurricanes that disrupted tanker traffic in the Caribbean and offshore production in the Gulf of Mexico. In this environment, the sector outperformed, so the overweight position added to performance.

         Stock selection in the services sector also contributed to relative returns this quarter. In particular, the portfolio benefited from an emphasis on railroad stocks. The rails outperformed on strong freight rates in the U.S., which are due to strength in the economy.

         The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended September 30, 2004, was consistent with the Russell 1000 Value Index after taking into account expenses.

         The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital Management L.P., underperformed the Russell 1000 Value Index for the nine-month period ended September 30, 2004. Consumer cyclicals and technology shares were weak over this period, so overweighting these groups hurt relative performance. Weakness in consumer cyclicals stocks, broadly, reflects the fact that high energy prices depressed consumer spending. The holdings in auto-related shares, in particular, were not immune to this trend. Technology shares underperformed as investors fretted about an inventory build-up across the supply chain in technology hardware. In contrast, energy stocks outpaced the market by a wide margin, against a backdrop of record-high oil prices and strong demand. The emphasis on oil companies was therefore a positive for the portfolio. The portfolio's utilities holdings also held up well year-to-date, adding to relative returns.

         The performance of the indexed portion of the Large-Cap Value Equity Fund for the nine-month period ended September 30, 2004, was consistent with the Russell 1000 Value Index after taking into account expenses.

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

         For the quarter ended September 30, 2004, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (4.91)%. By comparison, the Russell 1000 Growth Index produced an investment record of (5.23)% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of (2.65)%, compared to an investment record of (2.63)% for the Russell 1000 Growth Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The actively managed portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended September 30, 2004. Portfolio results were helped by good stock selection in telecommunication services and financials and a large overweight position in energy stocks. Poor stock selection in the health care sector detracted from performance.

         The actively managed portion of the Large-Cap Growth Equity Fund which is advised by RCM Capital Management LLC underperformed the Russell 1000 Growth Index for the quarter ended September 30, 2004. The underperformance was due to stock selection. Stock selection was hurt by communications equipment, hotels restaurants & leisure and software. Stock selection was positive within biotechnology and health care equipment & supplies.
Industry strategy for the quarter was positive and added value versus the benchmark. Industry strategy was helped by an overweight in energy, capital goods and information technology consulting & services and underweight in semiconductors & instruments and food beverage & tobacco. Industry strategy was hurt by an overweight in insurance and underweight in retailing and materials.

         The performance of the indexed portion of the Fund for the quarter ended September 30, 2004 was consistent with the Russell 1000 Growth Index after taking into account expenses.

         The actively managed portion of the Large-Cap Growth Equity Fund advised by Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the nine-month period ended September 30, 2004. Portfolio results were helped by good stock selection in telecommunication services and financials and an overweight position in energy stocks. Poor stock selection in the health care sector combined poor stock selection and an overweight position in information technology hurt performance.

         The actively managed portion of the Large-Cap Growth Equity Fund advised by RCM Capital Management LLC underperformed the Russell 1000 Growth Index for the nine-month period ended September 30, 2004. The underperformance was due to stock selection. Stock selection was hurt most by software, communications equipment and hotels restaurants & leisure. Stock selection was positive within internet software & services and biotechnology. industry strategy year to date added value versus the benchmark. Industry strategy was helped by overweighting energy, internet software & services and capital goods, and underweighting semiconductors & instruments. Industry strategy was hurt by an overweight in food & drug retailing and software, and an underweight in retailing, health care providers & services and materials.

         The performance of the indexed portion of the Fund for the nine-month period ended September 30, 2004 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

         The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

         For the quarter ended September 30, 2004, the Index Equity Fund experienced a total return, net of expenses, of (2.03)%. By comparison, the Russell 3000 Index produced an investment record of (1.90)% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 1.26%, compared to an investment record of 1.62% for the Russell 3000 Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The performance of the Index Equity Fund for both the quarter and the nine-month period ended September 30, 2004 was consistent with the Russell 3000 Index after taking into account expenses.

Mid-Cap Value Equity Fund

         The Mid-Cap Value Equity Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to be broadly diversified and emphasizes sectors and securities that State Street and the Fund's Investment Advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

         For the quarter ended September 30, 2004, the Mid-Cap Value Equity Fund experienced a total return, net of expenses, of (0.91)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 1.73% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 2.83%, compared to an investment record of 9.03% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The Mid-Cap Value Equity Fund, which is advised by Ariel Capital Management, LLC, underperformed the Russell Mid-Cap Value Index for the quarter ended September 30, 2004. Results were adversely affected by holdings in the consumer discretionary & services and health care sectors of the market, as well as a lack of exposure to the energy sector. Stocks that helped performance included the Rouse Company, which was sold off at a 33% premium compared to the stock price before the announcement of its takeover by General Growth Properties, and Black and Decker, whose strong showing was driven by a solid, unanticipated second quarter earnings release that demonstrated strong volumes as well as positive reaction to the company's announced acquisition of Pentair's tools group.

         The Mid-Cap Value Equity Fund, which is advised by Ariel Capital Management, LLC, underperformed the Russell Mid-Cap Value Index for the nine-month period ended September 30, 2004. This underperformance can be attributed to three primary factors: the lack of exposure in the other energy and integrated oils sectors given concerns of the commodity nature of the product; a drag on the performance of the consumer discretionary & services; and, despite overall strong performance of the financial services sector, producing double-digit gains, the weaknesses in three of the portfolios financial services holdings.

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

         For the quarter ended September 30, 2004, the Mid-Cap Growth Equity Fund experienced a total return, net of expenses, of (7.14)%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of (4.33)% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of (4.27)%, compared to an investment record of 1.35% for the Russell Mid-Cap Growth Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, underperformed the Russell Mid-Cap Growth Index for the quarter ended September 30, 2004. Hurting the portfolio's performance most were weak results by growth-oriented holdings in three sectors, health care, financial services and producer durables, which represented a 38% weighting. These three sectors accounted for a lag of approximately 2.6% versus the benchmark in the third quarter. The healthcare sector was weighed down by poor performances by Inamed, Invitrogen and C. R. Bard. The financial services sector suffered from weakness in Legg Mason, MGIC Investment Corp. and Capital Source Inc. Within the producer durables sector, the portfolio's exposure to semiconductor and electrical equipment manufacturers detracted from performance versus the benchmark. Three of ten sector positions outperformed their corresponding index sectors: technology, consumer staples and autos/ transportation, which accounted for 24% of holdings. Stocks that added value within the technology sector included Research in Motion and National

Semiconductor. Performance was negative in the consumer staples and auto/transportation sectors for the quarter, but holdings in these sectors declined less than those names in the Russell Midcap Growth Index

         The Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, underperformed the Russell Mid-Cap Growth Index for the nine month period ended September 30, 2004. At the sector level, performance versus the index was hampered most by weakness in the healthcare, financial services and producer durable sectors. Underperformance in the healthcare sector was attributed to weakness in biotech and healthcare facilities companies such as Invitrogen and Manor Care. Weakness in the financial services sector was driven in-part by the portfolio's holdings in Ameritrade and Knight trading. The producer durables sector suffered from poor results provided by semiconductor equipment manufacturers, such as Lam Research and Cymer Inc. Although the portfolio's technology holdings declined approximately 11% for the first nine months of the year, this bettered the results of the tech holdings in the Russell Midcap Growth Index, which declined 15%. Despite the negative performance in this group, there were several holdings that performed well, such as; Research in Motion, Apple Computer and Network Appliance.

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

         For the quarter ended September 30, 2004, the Small-Cap Equity Fund experienced a total return, net of expenses, of (6.52)%. By comparison, the Russell 2000 Index produced an investment record of (2.86)% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of (5.46)%, compared to an investment record of 3.71% for the Russell 2000 Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company underperformed the Russell 2000 Index for the quarter ended September 30, 2004. Poor stock selection in information technology was the most significant factor in the portfolio's underperformance. Stock selection in industrials, primarily airline stocks, also held back returns. Good stock selection in the consumer discretionary sector, including stocks in areas such as restaurants, home building and hotels, helped overall returns. Other top performing holdings also included oil services, REITs and biotechnology stocks.

         The portion of the Small-Cap Equity Fund advised by Sit Investment Associates, Inc. outperformed the Russell 2000 Index for the quarter ended September 30, 2004. The holding of cash reserves, which averaged 4.5% in the quarter, helped performance by 0.4% in a declining stock market environment. The portfolio's equity outperformance in the quarter was largely due to industry allocation effects, principally an overweighing of the energy minerals sector. This sector also enjoyed very good stock selection, with two stocks held in the group each rising by more than +40%.

         The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company underperformed the Russell 2000 Index for the nine-month period ended September 30, 2004. Poor stock selection in Information Technology was the most significant factor in the portfolio's underperformance. Stock selection in industrials, primarily airline stocks, also hurt returns. Good stock selection in the consumer discretionary sector, including stocks in areas such as restaurants, home building and hotels, helped overall returns. Other top performing holdings also included oil services, REITs and biotechnology stocks.

         The portion of the Small-Cap Equity Fund advised by Sit Investment Associates, Inc. underperformed the Russell 2000 Index for the nine month period ended September 30, 2004. The reasons for the shortfall versus the Index were generally, negative stock selection in two sectors, technology services and electronic technology. The portfolio achieved neutral industry weighting scores in the first nine months with the negative attribution effect of overweighting the electronic technology sector offset by a strongly positive weighting score as a result of overweighting the energy sector.

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

         For the quarter ended September 30, 2004, the International Equity Fund experienced a total return, net of expenses, of 1.24%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") produced an investment record of 0.95% for the same period. For the nine months ended September 30, 2004, the Fund experienced a total return, net of expenses, of 4.89%, compared to an investment record of 4.80% for the MSCI AC World Ex-U.S. Index for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The portion of the International Equity Fund advised by JP Morgan Fleming Asset Management (London) Limited outperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2004. The outperformance during the quarter was driven principally by stock selection. Contributions came from basic materials including the iron ore producer, CVRD and BHP Billiton. Underperformers included Yukos in Russia, which faces assault on its corporate structure from the Government, and Compass which reported a profit warning owing to competition in its core market, and unprofitable contracts.

         The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. outperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2004. The primary reason for the favorable comparison was security selection, particularly in the industrials, energy, technology, healthcare and utility sectors. As for countries, the baskets of French, U.K. and German stocks had the greatest positive impact on performance. From an allocation standpoint, positive decisions included a relatively low exposure to Japan and an overweight position in materials and utilities stocks.

         The portion of the International Equity Fund advised by JP Morgan Fleming Asset Management (London) Limited outperformed the MSCI AC World Ex-U.S. Index for the nine month period ended September 30, 2004. The outperformance during the period was due to stock selection. Oils including ENI, BG and Total all contributed as did a wide-ranging number of stock ideas in many sectors. Detractors included consumer cyclicals such as BMW, and semiconductors names TSMC and Philips.

         The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. outperformed the MSCI AC World Ex-U.S. Index for the nine month period ended September 30, 2004. The portfolio has outperformed the MSCI EAFE Index year-to-date due in large part to a value discipline. With the exception of consumer discretionary stocks, every sector within the portfolio was additive to the performance versus the benchmark. On a country basis, stock selection was particularly strong in France and Germany. Year-to-date, international equity markets have been driven in part by both positive (solid earnings growth, tame inflation) and negative (Central Bank tightenings, Middle East tensions, and record high oil prices) influences. One additional factor that has helped to push international markets into positive territory is their low valuations relative to the U.S. market.

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

         For the quarter ended September 30, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of 0.68% for the Conservative Portfolio, 0.07% for the Moderate Portfolio, and (0.97)% for the Aggressive Portfolio.

         For the nine month period ended September 30, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of 2.38% for the Conservative Portfolio, 2.33% for the Moderate Portfolio, and 1.89% for the Aggressive Portfolio.

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


Item 4. CONTROLS AND PROCEDURES.

         The management of the Collective Trust has concluded that there was a significant change in the Collective Trust's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2004, the date as of which such controls were most recently evaluated.

         For periods through the quarter ended June 30, 2004, initial preparation of the quarterly and annual financial statements of the Collective Trust was the responsibility of the business units within State Street Bank servicing the Collective Trust and the related American Bar Association Members Retirement Program (the "ABRA Program"). State Street Bank's mutual fund custody operations provided the underlying financial information to one of these business units, which utilized the information to prepare the Collective Trust's draft financial statements. Those financial statements then underwent substantial internal and external reviews.

         In light of the similarity of the financial statements of the Collective Trust to those of a registered investment company (e.g., a mutual fund), and based in part on a recommendation made by PricewaterhouseCoopers LLP, the Collective Trust's independent auditor, in its management report dated April 20, 2004 to consider doing so, the management of the Collective Trust decided to transfer responsibility for initial preparation of quarterly and annual financial statements of the Collective Trust, effective for the quarter ended September 30, 2004, to the mutual fund administration group within State Street Bank. State Street Bank's mutual fund administration group consists of personnel who provide financial reporting services and administration to the numerous mutual funds. It is expected that the business units servicing the Collective Trust will continue to be involved in internal and external reviews of the financial statements as so prepared. As part of this change, the Collective Trust also has further formalized the policies and procedures applicable to the preparation of its financial statements.

         It is expected that the change described above will provide better internal control over financial reporting because the Collective Trust's draft financial statements will be prepared by persons not relating to the other activities relating to servicing the ABRA Program and by the Collective Trust drawing on the expertise of State Street's mutual fund administration group, which routinely prepares financial statements of this type.

PART II.  OTHER INFORMATION.


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, the Collective Trust issued an aggregate of approximately $109,674,118 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.


Item 6. EXHIBITS

3.2.3 American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

3.13 American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

10.1 Investment Advisor Agreement by and between State Street Bank and Trust Company and Wellington Management Company, LLP, dated effective as of December 1, 2004, included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 1, 2004 and incorporated herein by reference thereto

10.2 Investment Advisor Agreement by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., dated effective as of December 1, 2004, included as Exhibit
                 10.2 to the Company's Current Report on Form 8-K, filed November 1, 2004 and incorporated herein by reference thereto

10.3* Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street
                 Bank and Trust Company and J.P. Morgan Fleming Asset Management

10.7.2 Amendment effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

10.25 Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit
                 10.25 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

10.26 Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit
                 10.26 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

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



                                     AMERICAN BAR ASSOCIATION MEMBERS/ STATE
                                     STREET COLLECTIVE TRUST


November 9, 2004                     By:    /s/ James S. Phalen
                                           --------------------
                                           Name: James S. Phalen
                                           Title:  Chief Executive Officer



November 9, 2004                     By:    /s/ Beth M. Halberstadt
                                            -----------------------
                                            Name:  Beth M. Halberstadt
                                            Title:   Chief Financial Officer

EXHIBIT INDEX

3.2.3 American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

3.13 American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

10.1 Investment Advisor Agreement by and between State Street Bank and Trust Company and Wellington Management Company, LLP, dated effective as of December 1, 2004, included as Exhibit
                 10.1 to the Company's Current Report on Form 8-K, filed November 1, 2004 and incorporated herein by reference thereto

10.2 Investment Advisor Agreement by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., dated effective as of December 1, 2004, included as Exhibit
                 10.2 to the Company's Current Report on Form 8-K, filed November 1, 2004 and incorporated herein by reference thereto

10.3* Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street
                 Bank and Trust Company and J.P. Morgan Fleming Asset Management

10.7.2 Amendment effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

10.25 Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit
                 10.25 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

10.26 Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit
                 10.26 to the Company's Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto

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