Form 10-K
period 2004-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2005-03-11
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 33-50080

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

(Exact name of registrant as specified in its charter)

New Hampshire	04-6691601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Trafalgar Square, Suite 449 Nashua, New Hampshire	03063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:    (603) 589-4097

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.65 billion.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The Collective Trust desires to take advantage of the “safe harbor” provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the SEC, and other publicly available statements issued or released by the Collective Trust, involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Investment Options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the Investment Options found in Item 1, “Business.”

PART I

ITEM 1.    Business.

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the American Bar Association Members Retirement Program (the “Program”). As of December 31, 2004, there were ten separate collective investment funds (the “Funds”) and three portfolios in a Structured Portfolio Service. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by the American Bar Retirement Association (“ABRA”).

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in separate fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

As of December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”), a trust company established under the laws of the state of New Hampshire and a wholly-owned subsidiary of State Street Bank and Trust Company (“State Street Bank”) serves as trustee of the Collective Trust.

State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended. State Street Bank assumed responsibility for administering and providing the Investment Options for the Program on January 1, 1992. State Street Bank served as trustee of the Collective Trust prior to December 1, 2004.

State Street Bank is responsible for certain recordkeeping and administrative services required by the Program. State Street Bank’s administrative and recordkeeping responsibilities include maintenance of individual account records or accrued benefit information for participants whose employers choose to have State Street Bank maintain such account records. In addition, State Street Bank also provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

In this Report, references to “State Street” or the “Trustee” refer, with respect to the period prior to December 1, 2004, to State Street Bank, and with respect to the period beginning December 1, 2004, to State Street. For additional information regarding the relationship between State Street and State Street Bank, see “—State Street and State Street Bank.”

THE PROGRAM

The Program is sponsored by ABRA, an Illinois not-for-profit corporation organized by the ABA to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As of December 31, 2004, there were approximately 4,400 plans participating in the Program through which approximately 48,500 Participants participated in the Program.

As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds under the Collective Trust. State Street Bank provides administrative and recordkeeping services required by the Program. State Street Bank has engaged CitiStreet LLC, a fifty percent-owned affiliate of State Street Bank, to provide such recordkeeping and administrative services. State Street Bank also is the sole trustee of each of the ABA Members Trusts (as defined below). For a more complete description of the relationship between State Street and State Street Bank, see “—State Street and State Street Bank.”

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds and three portfolios in a Structured Portfolio Service. The Funds and the portfolios of the Structured Portfolio Service are Investment Options under the Program. All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund or a portfolio of the Structured Portfolio Service are applied to the purchase of Units of such Fund or portfolio of the Structured Portfolio Service. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust (the “Retirement Trust”), and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans (the “Pooled Trust”). State Street Bank is the sole trustee of each of these trusts (together, the “ABA Members Trusts”).

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

Interests in the respective Funds and the portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a portfolio of the Structured Portfolio Service. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds and the portfolios of the Structured Portfolio Service are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the Investment Options are subject to the claims of the creditors of State Street or State Street Bank. The Investment Options are not insured by the Federal Deposit Insurance Corp. or any governmental agency. State Street’s activities as trustee of the Collective Trust and State Street Bank’s activities as trustee of the ABA Members Trusts are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. Additionally, as of December 31, 2004, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder.

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

For purposes of the following descriptions of the Funds, investments by a Fund in collective investment funds maintained by State Street Bank, and investments by the Balanced Fund made in the Intermediate Bond Fund, are deemed to be investments in the underlying securities held by those funds.

STABLE ASSET RETURN FUND

Investment Objective.    The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. There can be no assurance that the Stable Asset Return Fund will achieve its investment objective.

Strategy.    The Stable Asset Return Fund invests in investment contracts and high-quality short-term instruments through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund maintained by State Street Bank. The Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and in other high quality instruments, including notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, “Short-Term Investment Products”). The Stable Asset Return Fund may invest in U.S. Government Obligations and Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including “Synthetic GICs” issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the contract to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests by Program participants and beneficiaries). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts may not exceed 2.25 years. As of December 31, 2004, approximately 29% of the Fund’s assets were invested in U.S. Government Obligations and Short-Term Investment Products and 71% of the Fund’s assets were invested in investment contracts. As of December 31, 2004, the duration of the Stable Asset Return Fund was 1.48 years. The Fund’s portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks, which may involve special risks. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in the following paragraph. Foreign branches of U.S. banks generally are subject to U.S. banking laws, but obligations issued by a branch, which sometimes are payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all the country’s banks. The Stable Asset

Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank.

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

The Stable Asset Return Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations (known as “CMOs”) and other derivative mortgage-backed securities), subject to the rating and quality requirements specified for the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. CMO residuals and other mortgage-related securities may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on the Fund’s yield to maturity from these securities.

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

Except for investment contracts and U.S. Government Obligations, the Fund may not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street Bank are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than investment contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in investment contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of investment contracts included in the Fund’s portfolio, and in no event greater than 20%, in each case determined at the time of purchase. To the extent that the assets of the Stable Asset Return Fund are committed to investment contracts of a single issuer, the Fund will be subject to a greater risk that a default by that issuer will have a material adverse effect on the Fund.

The Fund will utilize a tiered liquidity structure to satisfy withdrawal and transfer requests. In the unlikely event that the amount of liquid assets held by the Fund is insufficient to satisfy all withdrawal and transfer requests immediately, the Fund may limit or suspend withdrawals and transfers. For more information on these restrictions, including the priority to be given to withdrawals and transfers in such circumstances, see “—Transfers Between Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Valuation of Units.    Unlike the other Funds, assets of the Stable Asset Return Fund are not valued at fair market value. The values of Short-Term Investment Products are determined according to “Amortized Cost Pricing.” Under Amortized Cost Pricing, when an instrument is acquired by the Fund, it is valued at its cost, and thereafter that value is increased or decreased by amortizing any discount or premium on a constant basis over the instrument’s remaining maturity. Investment contracts held by the Fund are benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests) and, hence, under generally accepted accounting principles applicable to employee benefit plans, are valued at their contract values (cost plus accrued interest). Any fluctuations in the market value of the Fund’s assets are not taken into account in determining the Fund’s Unit value. The Fund’s Unit value is increased each Business Day by the amount of net income accrued for that day, and such Unit value is then used to account for contributions or transfers to and withdrawals or transfers from the Fund.

The methods used to value assets of the Stable Asset Return Fund provide certainty in valuation, but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the interests in the Fund of the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of

Units in the Fund would be increased. State Street monitors the market value of the Short-Term Investment Products held by the Fund. If State Street were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. (Under generally accepted accounting principles, the Fund is not required to report the difference between contract value and market value of investment contracts held in the Fund as long as such difference is immaterial. For these purposes, the term “immaterial” is defined as differences of less than one half of one percent of net asset value).

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

Investment Advisor.    State Street Bank serves as Investment Advisor of the Stable Asset Return Fund. State Street may, in the future at its discretion and subject to consultation with ABRA, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. The assets of the Fund are currently invested in units of the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund maintained by State Street Bank.

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

Duration is a measure of the expected life of a fixed income security that combines a bond’s yield, coupon interest payments, final maturity and call features into one measure. Traditionally, a debt security’s “term to maturity” has been used as a reference to the sensitivity of the security’s price to changes in interest rates (which is the “interest rate risk” or “volatility” of the security). However, “term to maturity” takes into account only the time until a debt security provides its final payment, without regard to the timing and frequency of the security’s payments prior to maturity. Duration is a measure of the expected life of a fixed income security based on a present value of all the payments of the security. In general, all other things being equal, the lower the stated or coupon rate of interest of a fixed income security, the longer the duration of the security; conversely, the higher the stated or coupon rate of interest of a fixed income security, the shorter the duration of the security.

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

Investment Guidelines and Restrictions.    The Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset- backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers’ acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund also invests in convertible securities, preferred stock, inflation-indexed bonds issued by both governments and corporations, structured notes, including hybrid or “indexed” securities, catastrophe bonds, and loan participations, delayed funding loans and revolving credit facilities, reverse repurchase agreements, and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of “AA.” At least 90% of the Fund’s total fixed income portfolio will consist of bonds rated investment grade by at least one nationally recognized rating agency. No more than 1% of the fixed income portfolio’s non-investment grade investments will be securities of a single issuer, and all such non-investment grade investments will have a credit quality rating of at least “B” (or be determined by the Investment Advisor to be of comparable quality).

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

The Intermediate Bond Fund will limit its foreign investments to securities of issuers based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and

Mexico); provided that the Intermediate Bond Fund may invest up to 10% of its total assets in securities of issuers located in countries with emerging economies, as from time to time identified by the World Bank. Currently, these countries are located primarily in the Asia Pacific Region, Eastern Europe, Central and South America and Africa.

Risk Factors.    The Intermediate Bond Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. Over time, interest rates on debt securities change. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed- income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

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

The risk factors with respect to investing in various short-term instruments are similar to those applicable to short-term investments held by the Stable Asset Return Fund.

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

Political and economic structures in many emerging markets countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economics and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 453% for the twelve months ended December 31, 2004 and 441% for the twelve months ended December 31, 2003. The Fund’s portfolio turnover includes trades such as TBA rolls, futures transactions, buys/sells of commercial paper, and reverse repurchase agreements. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

Performance Information.    The Fund’s total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund. The total return produced by the Intermediate Bond Fund will consist of interest and dividends from underlying securities, as well as capital changes reflected in unrealized increases or decreases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. The Fund’s yield is calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

Investment Advisor.    State Street has retained Pacific Investment Management Company LLC (“PIMCO”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Intermediate Bond Fund.

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $445.7 billion in assets under management as of December 31, 2004.

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

Investment Guidelines and Restrictions.    The Balanced Fund invests in equity securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Balanced Fund also invests in high quality short-term instruments. The Balanced Fund may enter into to be announced (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time.

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

The Balanced Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

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

The Balanced Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

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

Political and economic structures in many emerging markets countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

The Balanced Fund is also subject to the risks associated with the use of derivatives and mortgage-backed securities to the extent the Fund is permitted to use them.

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 47% for the twelve months ended December 31, 2004 and 122% for the twelve months ended December 31, 2003.

Investment Advisors.    State Street has retained Capital Guardian Trust Company (“Capital Guardian”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund with respect to investments in equity securities. Effective as of June 1, 2004, Pacific Investment Management Company LLC (“PIMCO”) replaced Morgan Stanley Investment Management as the Investment Advisor for the portion of the Balanced Fund invested in debt securities and money market instruments. After a transition period that ended July 1, 2004, the debt portion of the Balanced Fund invests in debt securities and money market instruments through the Intermediate Bond Fund, with respect to which State Street has retained PIMCO to serve as Investment Advisor. For information regarding the investment objectives, guidelines and restrictions of the Intermediate Bond Fund, see “—Intermediate Bond Fund.”

Advisor to the equity portion of the Balanced Fund since June 1997, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2004, it had approximately $162.1 billion in assets under its management.

Advisor to the Intermediate Bond Fund, through which the debt portion of the Balanced Fund has been invested since July 1, 2004, PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $445.7 billion in assets under management as of December 31, 2004.

Morgan Stanley Investment Management (“MSIM”) (formerly known as Miller Anderson & Sherrerd), which served as Investment Advisor to the debt portion of the Balanced Fund from October 1992 to June 2004, was established in 1975 and acquired Miller Anderson & Sherrerd on January 3, 1996. While MSIM’s corporate headquarters is in New York, the principal place of business for fixed income management is One Tower Bridge, West Conshohocken, Pennsylvania 19428.

LARGE-CAP VALUE EQUITY FUND

Investment Objective.    The Large-Cap Value Equity Fund’s investment objective is to achieve long-term growth of capital and dividend income. There can be no assurance that the Large-Cap Value Equity Fund will achieve its investment objective.

Strategy.    The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion that in the opinion of State Street and the Fund’s Investment Advisor are undervalued in the marketplace. A portion of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Large-Cap Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. The Investment Advisor for this portion of the Fund seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels. The Large-Cap Value Equity Fund is broadly diversified and emphasizes sectors and securities that State Street and the Investment Advisor for this portion of the Fund consider undervalued. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Value Equity Fund, and is not affiliated in any way with the Large-Cap Value Equity Fund or with State Street.

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

The Large-Cap Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the portion of the Fund’s assets for which a particular Investment Advisor’s advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 24% for the twelve months ended December 31, 2004 and 32% for the twelve months ended December 31, 2003. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 33% for the twelve months ended December 31, 2004 and 60% for the twelve months ended December 31, 2003. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 26% for the twelve months ended December 31, 2004 and 32% for the twelve months ended December 31, 2003.

Investment Advisor.    State Street has retained Alliance Capital Management L.P. (“Alliance Capital”), acting through its Bernstein Investment Research and Management Unit, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Value Equity Fund. The indexed portion of the Fund is invested through the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 75% of the assets of the Fund will be allocated to the actively managed portion and 25% will be allocated to the indexed portion. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the actively managed and indexed portions of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Large-Cap Value Equity Fund between the actively managed and indexed portions of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets to active and indexed management. State Street may also, in its discretion, re-allocate assets in the Fund among the actively managed and indexed portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Value Equity Fund since September 1995, Alliance Capital is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund are made by the investment professionals of Alliance Capital’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, continues and services the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by Alliance Capital in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by Alliance Capital. Alliance Capital is a leading global investment advisor supervising client accounts with assets as of December 31, 2004 totaling approximately $538 billion.

LARGE-CAP GROWTH EQUITY FUND

Investment Objective.    The Large-Cap Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. There can be no assurance that the Large-Cap Growth Equity Fund will achieve its investment objectives.

Strategy.    The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalizations greater than $1 billion at the time of purchase. The Fund seeks to achieve growth of capital through increases in the value of the securities it holds and to realize income principally from dividends. A portion of the Fund (approximately 33 1/3%) is invested to replicate the

Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The Russell 1000 Index is comprised of the 1,000 companies in the Russell 3000 Index with the largest market capitalization. The remainder of the Fund is actively managed. The Fund may invest a portion of its assets in convertible securities. Convertible securities, which include convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Growth Equity Fund, and is not affiliated in any way with the Large-Cap Growth Equity Fund or with State Street.

Investment Guidelines and Restrictions.    Although the assets of the Large-Cap Growth Equity Fund will generally be invested in equity securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street, with the assistance of the Investment Advisor, determines that such investments may contribute to the Fund’s investment objectives. The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have large capitalizations, except for temporary defensive purposes. The Fund may invest in non-equity securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the Fund’s investment objectives will not be met by buying equity securities. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Large-Cap Growth Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the portion of the Fund’s assets for which a particular Investment Advisor’s advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to have a higher than average rate of growth, at times the Fund may underperform funds that focus on other types of equities or that have a broader investment style. Growth equities may not increase in price as anticipated or may decline in price if the company’s growth does not meet expectations, other investors favor investing in more value-oriented or lower-priced companies or the factors believed to sustain a high growth rate do not occur.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 43% for the twelve months ended December 31, 2004 and 25% for the twelve months ended December 31, 2003. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since December 15, 2002, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund was 52% for the twelve months ended December 31, 2004.

Investment Advisors.    State Street has retained Capital Guardian and RCM Capital Management LLC (“RCM”) to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Growth Equity Fund. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 66 2/3% of the assets of the Fund will be allocated to the actively managed portion and 33 1/3% will be allocated to the indexed portion. State Street determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Unless altered by State Street, 33 1/3% of the assets of the Fund will be allocated to each of the two Investment Advisors managing the actively managed portion of the portfolio. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the three portions of the Fund can change the percentage of total assets of the Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund among the three portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets among the three portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Growth Equity Fund since January 1992, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2004, it had approximately $162.1 billion in assets under its management.

Advisor to the Large-Cap Growth Equity Fund since January 1992, RCM was founded as Rosenberg Capital Management by Claude Rosenberg in 1970. In 1986, the firm became RCM Capital Management with the Travelers Group, Inc. as a part owner. In 1996, RCM Capital Management became a wholly owned subsidiary of Dresdner Bank AG. On July 23, 2001, Allianz AG acquired Dresdner Bank A.G., and the respective asset management businesses of the two companies were brought together under the umbrella organization of Allianz Dresdner Asset Management. Dresdner RCM Global Investors was created at that time to establish a global identity based on the integration of RCM Capital Management based in San Francisco, Thornton and Co. based in London and Hong Kong, the asset management business of Kleinwort Benson Management based in London and Tokyo, and BIP Gestion in Paris. Effective January 1, 2004, Dresdner RCM Global Investors LLC changed its name to RCM Capital Management LLC. The U.S. office of RCM is located at Four Embarcadero Center, San Francisco, CA 94111. The firm has investment management, client servicing, and operations in the world’s primary financial centers. As of December 31, 2004, RCM had approximately $113 billion in assets under management.

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

Strategy.    The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2004, the largest company had a market capitalization of approximately $385 billion and the smallest company had a market capitalization of approximately $4 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund’s performance from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

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

Portfolio Turnover.    Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. Portfolio turnover of the Fund was 7% for the twelve months ended December 31, 2004 and 7% for the twelve months ended December 31, 2003. This turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund was 11% for the twelve months ended December 31, 2004 and 35% for the twelve months ended December 31, 2003.

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

Investment Advisor.    State Street Bank serves as Investment Advisor of the Index Equity Fund. State Street may, in the future at its discretion and subject to consultation with ABRA, employ investment advisors to provide investment advice with respect to the Fund or portions thereof. The assets of the Fund are currently invested through the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank.

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

The Mid-Cap Value Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. For many foreign securities, there are dollar-denominated ADRs, which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund’s assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Risk Factors.    By investing in the U.S. equity markets, the Mid-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security,

represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 25%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 25%. Portfolio turnover was 13% for the twelve months ended December 31, 2004 and 14% for the twelve months ended December 31, 2003.

Investment Advisor.    State Street has retained Ariel Capital Management, LLC (“Ariel”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund.

Advisor to the Mid-Cap Value Equity Fund since July 2002, Ariel is registered as an investment advisor with the Securities and Exchange Commission and was founded in 1983. Effective February 1, 2004, Ariel reorganized as a limited liability company. The firm’s sole office is located at 200 East Randolph Drive, Suite 2900, Chicago, Illinois 60601. Ariel manages separate account portfolios in the small and mid cap value style and also serves as investment advisor for the Ariel Mutual Funds, which are comprised of three no-load, publicly traded mutual funds. Ariel is an independent limited liability company, does not participate in any joint ventures and has one affiliated company, Ariel Distributors, which is a limited purpose mutual fund broker/dealer organized solely to underwrite and distribute the Ariel Mutual Funds. The entity is not used in any other capacity. As of December 31, 2004, Ariel had assets under management of approximately $21.4 billion.

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

The Mid-Cap Growth Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. For many foreign securities, there are dollar-denominated ADRs, which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund’s assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 169% for the twelve months ended December 31, 2004 and 130% for the twelve months ended December 31, 2003.

Investment Advisor.    State Street has retained Turner Investment Partners to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund.

Advisor to the Mid-Cap Growth Equity Fund since July 2002, Turner Investment Partners was founded in 1990 and is 100% employee owned. Its principal place of business is 1250 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2004, Turner Investment Partners had discretionary management authority with respect to approximately $15.8 billion of assets.

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

Although the assets of the Fund will generally be invested in equity securities, the Fund may also invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments, when State Street and the Investment Advisors to the Fund determine that in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, such investments may contribute to the attainment of the Fund’s investment objective. See “—Stable Asset Return Fund.” The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have small capitalizations, except for temporary defensive purposes. To the extent that the Fund’s assets are invested in non-equity securities, the Fund’s net asset value may be adversely affected by a rise in interest rates.

The Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 15% of the Fund’s assets to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 104% for the twelve months ended December 31, 2004 and 46% for the twelve months ended December 31, 2003.

Investment Advisors.    State Street has retained Capital Guardian and, effective December 1, 2004, Wellington Management Company, LLP (“Wellington Management”) and Smith Asset Management Group, L.P. (“Smith Group”), to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Small-Cap Equity Fund. Sit Investment Associates, Inc. (“Sit”), which had served as an Investment Advisor to the Small-Cap Equity Fund prior to December 1, 2004, ceased serving in such capacity with the engagement of Wellington Management and Smith Group.

State Street determines the percentage of the assets in the Fund for which advice is obtained from each Investment Advisor. Unless altered by State Street, the assets of the Small-Cap Equity Fund will be allocated into three portions, each of which will be invested with the advice of one of the Investment Advisors: The first portion is invested with the advice of Wellington Management and consisted, as of December 31, 2004, of approximately $103 million. The second portion is invested with the advice of Smith Group and consisted, as of December 31, 2004, of approximately $58 million. The third portion, consisting of the portion of the Fund’s assets invested with the advice of Capital Guardian, was valued at approximately $164 million as of December 31, 2004.

Unless altered by State Street, contributions and transfers to and withdrawals from and transfers out of the Fund will be allocated as follows: The portion of the Small-Cap Equity Fund’s assets invested with the advice of Capital Guardian is expected to be the source of any net daily withdrawals from or transfers out of the Small-Cap Equity Fund for the foreseeable future. The portion of the Small-Cap Equity Fund’s assets invested with the advice of Smith Group is expected to receive any net daily contributions and transfers to the Small-Cap Equity Fund for the foreseeable future. Over time, the above-described treatment of the Small-Cap Equity Fund’s net daily cash flows can be expected to reduce the portion of the Small-Cap Equity Fund’s assets invested with the advice of Capital Guardian and increase the portion of the Fund’s assets with the advice of Smith Group, with an expectation that, over time, the portion of the Small-Cap Equity Fund invested with the advice of each of Capital Guardian and Smith Group will become approximately equal. Because dividends, certain expenses and gains and losses attributable to the activities of a portion of the Small-Cap Equity Fund’s assets will be allocated to that portion and because such items may offset the above-described allocations of the Small-Cap Equity Fund’s cash flows, there can be no assurance that this result will be achieved.

Wellington Management may not be willing to provide investment advice with respect to a significantly greater portion of the Small-Cap Equity Fund’s assets than that allocated to it as of December 1, 2004. However, should Wellington Management’s capacity to provide investment advice increase in the future, it is possible that some of the assets invested with the advice of Capital Guardian may be reallocated to Wellington Management.

Advisor to the Small-Cap Equity Fund since January 1992, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2004, it had approximately $162.1 billion in assets under its management.

Advisor to the Small-Cap Equity fund since December 2004, Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major liquid asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with ten offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2004, Wellington Management had approximately $470 billion of client assets under management.

Advisor to the Small-Cap Equity fund since December 2004, and founded in 1995, Smith Group is a registered investment adviser specializing in equity investment management services. The firm manages assets among a diverse list of clients, which includes foundations, endowments, corporate pensions, public funds, multi-employer plans and high net worth individuals. It seeks attractively valued companies that it believes will generate earnings which exceed investor expections. Its principal place of business is 200 Crescent Court, Suite 850, Dallas, Texas 75201. As of December 31, 2004, Smith Group had approximately $1.4 billion of assets under management.

Advisor to the Small-Cap Equity Fund from January 1992 to November 2004, Sit was formed in 1981. Its principal place of business is 90 South Seventh Street, Suite 4600, Minneapolis, Minnesota 55402. Sit provides investment advice, management and related services to mutual funds, tax exempt investors, taxable investors and individual investors. Eugene C. Sit is the controlling shareholder of Sit. As of November 30, 2004, Sit had approximately $6.3 billion in assets under management.

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

Strategy.    The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. Investing abroad increases the opportunities available to investors. Common stocks of foreign companies offer a way to seek long-term growth of capital. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide effective diversification for an all-U.S. portfolio, since historically their returns have not moved together with U.S. stocks over long time periods. Investing a portion of a portfolio in foreign stocks may enhance diversification while providing the potential to increase long-term capital appreciation.

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2004, the International Equity Fund was invested in securities of issuers domiciled in approximately 26 countries. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Investment Guidelines and Restrictions.    In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that are believed to have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The securities of non-U.S. companies may be held by the Fund directly or indirectly through ADRs or European Depositary Receipts. The International Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International Equity Fund’s investment objective will not be met by buying equity securities. Under normal conditions the International Equity Fund’s investments in securities other than common stocks and other equity-related securities are limited to no more than 20% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See “—Stable Asset Return Fund.”

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 25% for the twelve months ended December 31, 2004, and 144% for the twelve months ended December 31, 2003.

Investment Advisors.    State Street has retained JPMorgan Fleming Asset Management (London) Limited (“JPMFAM”) to be an Investment Advisor for the International Equity Fund for approximately half of the assets in the International Equity Fund, and Philadelphia International Advisors, LP (“PIA”) to serve as Investment Advisor for the other half of the assets in the International Equity Fund.

State Street determines the portion of the International Equity Fund’s assets for which advice is obtained from each Investment Advisor. Unless altered by State Street, the assets of the International Equity Fund will be allocated equally to each of the two Investment Advisors. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until reallocated by State Street, and any differences in relative investment performance of the two portions of the Fund can change the percentage of total assets of the International Equity Fund for which State Street obtains investment advice from each Investment Advisor. State Street allocates contributions and transfers to, and withdrawals and transfers from, the International Equity Fund between the two portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets in the International Equity Fund among the two portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the International Equity Fund since April 1, 2003, JPMFAM was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. As part of JPMorgan Chase, JPMFAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMFAM is 522 Fifth Avenue, New York, New York 10036. As of December 31, 2004, JPMFAM had over $791 billion of assets under management.

Advisor to the International Equity Fund since April 1, 2003, PIA is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1200, Philadelphia, Pennsylvania 19103. As of December 31, 2004, PIA had approximately $5.4 billion in assets under its management.

Transfer Restrictions.    The International Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “—Transfers Between Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

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

However, with respect to the portion of the Large-Cap Growth Equity Fund for which advice is obtained from RCM, RCM may recommend additional investments in an issuer beyond the 5% limit described above at the time of purchase, and State Street may cause the Large-Cap Growth Equity Fund to make such investment, so long as the total investments in the issuer held by the portion of the Fund’s assets allocated to RCM would not, at the time of purchase, represent a percentage of total assets greater than 125% of the representation of that issuer in the Russell 1000 Growth Index. The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer.

Except as described under “—Description of Investment Options—Derivative Instruments,” State Street has no present intention of causing any Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “—Description of Investment Options—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors,” “—Description of Investment Options—Intermediate Bond Fund—Risk Factors” and “—Description of Investment Options—Balanced Fund—Risk Factors.”

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

When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street Bank administers the securities lending activities of the respective Funds. A portion of the income generated by securities lending activities will be paid to the administrator as a fee and the remaining income will be reinvested in the relevant Fund. The portion of the income from securities lending activities paid to it will be in an amount that is expected to offset its cost of administering these activities. The remaining amount will be reinvested in the relevant Fund.

Valuation of Units.    The following discussion relates to all the Funds other than the Stable Asset Return Fund: An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street Bank (normally, 4:00 p.m. Eastern time). Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities.

State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank may rely upon securities prices provided by pricing services or independent dealers.

All methods of determining the value of a security used by State Street Bank, including those discussed below, on a basis other than market value, are forms of fair value. All valuations of securities on a fair value basis are made pursuant to procedures adopted by State Street Bank. The use of fair value pricing with respect to the securities of any Fund may cause the value of the Units of that Fund to differ from the Unit value that would be calculated using only market prices.

State Street Bank uses the fair value of a security, including a non-U.S. security, when State Street Bank determines that the closing market price on the primary exchange where the security is traded no longer accurately reflects the value of the security at the time of calculation of its net asset value. This may occur for a variety of reasons that affect either the relevant securities markets generally or the specific issuer. For example, with respect to non-U.S. securities held in a particular Fund, developments relating to the securities market or the specific issuer may occur between the time the primary market closes and the time State Street Bank determines the Unit value for such Fund. In those circumstances, State Street Bank may use the fair value of the security.

Certain types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

For a discussion of the valuation of units in the Stable Asset Return Fund, see “—Description of Investment Options—Stable Asset Return Fund—Valuation of Units.”

Transfers.    Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the portfolios of the Structured Portfolio Service and the Self-Managed Brokerage Accounts, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Description of Investment Options—Transfers Between Investment Options and Withdrawals.”

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

•	The Index Equity Fund and the indexed portions of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example pending investment or to pay for redemption requests).

•	The International Equity Fund and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph.

•	The Intermediate Bond Fund (which includes the debt portion of the Balanced Fund) may, subject to limitations, invest in futures, options, swaps, swaptions, forwards, mortgage-backed securities, including asset-backed securities, CMOs, Interest Only (IO) and Principal Only (PO) strips. Interest-only and principal-only stripped mortgage-backed securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds.

•	The Stable Asset Return Fund may invest in asset-backed securities, including CMOs and other derivative mortgage-backed securities.

All of the Funds that may invest in securities denominated in foreign currencies may enter into forward foreign currency exchange contracts to hedge against the U.S. dollar price of the security. In addition, the International Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers’ stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

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

Recommendations to buy and sell securities for the Funds are made by each Investment Advisor in accordance with the investment policies and restrictions of the Funds and subject to monitoring and approval by State Street. Investment recommendations for the Funds are not necessarily made consistently with those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when the same investment recommendation is made for more than one client’s account. It is the practice of each Investment Advisor to allocate these purchases or sales to be executed in connection with these recommendations insofar as feasible among its several clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of the clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of its clients are engaged in the simultaneous sale or purchase of securities, transactions are allocated as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances when purchases or sales of portfolio securities for one or more clients will have an adverse effect on other clients.

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

State Street periodically reviews the brokerage commissions paid by the Funds to determine if the commissions paid over representative periods of time were reasonable in relation to the benefits inuring to each Fund. It is possible that some of the services received from a broker or dealer in connection with the execution of transactions will primarily benefit one or more other accounts for which the Investment Advisor exercises discretion, or a Fund other than that for which the transaction was executed. Conversely, any given Fund may be the primary beneficiary of the service received as a result of portfolio transactions effected for those other accounts or Funds. The fees of the Investment Advisors are not reduced by reason of receipt of brokerage and research services.

STRUCTURED PORTFOLIO SERVICE

Investment Objective.    The Structured Portfolio Service provides investment diversification by utilizing the Funds available in the Program. The Conservative, Moderate and Aggressive portfolios offer three distinct approaches to diversifying investments in the Program. Each portfolio has a different investment strategy and represents different risk and reward characteristics that reflect an investor’s tolerance for investment risk. There can be no assurance that any of the portfolios of the Structured Portfolio Service will achieve their investment objective. The portfolios collectively utilize all of the Program’s Funds other than the Balanced Fund. Fund allocations within each portfolio are established from time to time by State Street. For information regarding the investment objectives, guidelines and restrictions of each of the Funds in the respective portfolios of the Structured Portfolio Service, refer to the description of those Funds in this Report.

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

The Conservative Portfolio emphasizes shorter-term and fixed income securities and is intended for investors with lower risk tolerance who seek returns based primarily on higher current investment income. Funds in the Conservative Portfolio are currently allocated as follows:

Stable Asset Return Fund	30%
Intermediate Bond Fund	35
Large-Cap Value Equity Fund	7
Large-Cap Growth Equity Fund	7
Index Equity Fund	14
International Equity Fund	7

The Moderate Portfolio takes a more balanced approach (in comparison to the Conservative Portfolio) and is intended for investors who seek returns based upon relatively stable investment income but who also desire an increased potential for growth. Funds in the Moderate Portfolio are currently allocated as follows:

Stable Asset Return Fund	10%
Intermediate Bond Fund	30
Large-Cap Value Equity Fund	9
Large-Cap Growth Equity Fund	9
Index Equity Fund	23
Mid-Cap Value Equity Fund	2
Mid-Cap Growth Equity Fund	2
International Equity Fund	15

The Aggressive Portfolio emphasizes stocks and is intended for investors who have a higher degree of risk tolerance and seek capital appreciation. Funds in the Aggressive Portfolio are currently allocated as follows:

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

Valuation of Units.    Units in the portfolios of the Structured Portfolio Service are valued based upon the aggregate values of the Units of the included Funds credited to an investor’s account in the Structured Portfolio Service.

Liquidity and Transfers.    Transfers to or withdrawals from any of the three portfolios may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Description of Investment Options—Transfers Between Investment Options and Withdrawals.”

Investment Advisors.    The portfolios of the Structured Portfolio Service utilize exclusively the other Funds in the Program (other than the Balanced Fund). Therefore, the Investment Advisors of these respective portfolios correspond with the Investment Advisors of the underlying Funds.

Performance Information.    For the year ended December 31, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of 6.72% for the Conservative Portfolio, 9.46% for the Moderate Portfolio, and 11.70% for the Aggressive Portfolio. A recorded message providing current values for Units in each portfolio in the Structured Portfolio Service is available at (800) 826-8905. The Structured Portfolio Service may, from time to time, report the performance of each of the portfolios in terms of total return. This reported performance will be determined based on historical results and will not be intended to indicate future performance.

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act. They are described in this Report for information purposes only.

As an additional Investment Option under the Program, State Street Bank makes available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street and State Street Bank permit investors whose plan includes the Self-Managed Brokerage Account as an Investment Option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds through a self-managed brokerage account. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings (“IPOs”), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

The Self-Managed Brokerage Account generally is funded, in accordance with Program rules established by State Street Bank, through a “Base Plan,” which is defined as all Investment Options, but excluding the Self-Managed Brokerage Account. To establish a Self-Managed Brokerage Account, an Investor must transfer initially a minimum of $2,500 from the Investor’s Base Plan to the Self-Managed Brokerage Account, provided that the Investor must at all times maintain in the Investor’s Base Plan the greater of $1,000 and 5% of the Investor’s entire account balance (including, for purposes of the 5% calculation, the assets in the participant’s Self-Managed Brokerage Account). After the initial transfer, an Investor may make transfers of not less than $500 from the Base Plan to the Self-Managed Brokerage Account. No transfer from the Base Plan will be permitted to the extent that such transfer would cause the Investor’s Base Plan to fall below the required minimum.

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

At the discretion of State Street Bank, a Self-Managed Brokerage Account may be funded through in-kind transfers from other tax-qualified retirement plans. The foregoing account balance minimums and transfer restrictions with regard to the Base Plan remain in effect.

EQUITABLE REAL ESTATE ACCOUNT

Some of the assets contributed to the Program prior to January 1, 1992 were, until March 31, 2004, eligible to be invested in the Equitable Real Estate Account, a pooled separate account maintained by Equitable Life Assurance Society of the United States. On March 31, 2004, availability of the Equitable Real Estate Account under the Program was terminated. Accordingly, on that date, all of the Program’s assets invested in the Equitable Real Estate Account were redeemed for cash and the proceeds were transferred to other Investment Options available under the Program in accordance with directions received from Participants with assets then invested in the Equitable Real Estate Account or, in the absence of receipt of proper directions from Participants, to the Stable Asset Return Fund.

Additional information relating to Program assets formerly held in the Equitable Real Estate Account may be obtained by writing or calling State Street.

CONTRIBUTIONS AND INVESTMENT SELECTION

Contributions are credited on the day of receipt if they are accompanied or preceded by proper allocation instructions and are received by 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Contributions received after that time will be credited on the following Business Day. Remittance of a contribution which State Street believes to be incorrect or failure to provide instructions as to the particular Investor account to which a contribution should be deposited may result in a delay in crediting contributions.

Contributions allocated to Funds or to any of the portfolios of the Structured Portfolio Service are used to purchase Units in those Funds or in the portfolios of the Structured Portfolio Service at the per Unit values of the Fund or the portfolios of the Structured Portfolio Service, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. Contributions may not be made directly to the Self-Managed Brokerage Account.

TRANSFERS BETWEEN INVESTMENT OPTIONS AND WITHDRAWALS

Transfers between Investment Options may be authorized at any time, subject to the terms and restrictions applicable to each Investment Option as discussed below under “—Frequent Trading; Restrictions on Transfers.” A specified whole percentage or whole dollar amount or the total investment in an Investment Option may be transferred. Transfers will be made on the day State Street Bank receives properly authorized instructions from the Investor, provided that these instructions are received not later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Transfer requests received after that time will be made on the next Business Day. Transfers involving Funds are effected based upon the relative Unit values of the Funds, as determined at the close of the regular trading session of the New York Stock Exchange on the effective date of the transfer. There is no fee for transfers between Investment Options.

Transfer requests may be made by telephone through the Voice Response Unit or a Participant services representative or via the Internet Web site. Call State Street Bank at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. State Street Bank will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. State Street Bank reserves the right, subject to the approval of ABRA, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s Internet Web site by accessing http://www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to his or her account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Between Investment Options” form may be sent to State Street Bank, ABA Members Retirement Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Frequent Trading; Restrictions on Transfers.    Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of State Street, as trustee, is to discourage such trading. The International Equity Fund has adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International Equity Fund. Under this restriction, Investors may make not more than one transfer into the International Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the Fund on any Business Day. The International Equity Fund has adopted this restriction to reduce potential disruptions to this Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International Equity Fund and its other Investors do not incur any gain or loss as a result of such inability to make a transfer.

State Street, as trustee, reserves the right to take such additional actions with respect to excessive trading activity in the International Equity Fund or other Investment Options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, State Street Bank, as State Street’s agent, may use fair value pricing in certain circumstances, as discussed under “—Description of Investment Options—Certain Information With Respect to the Funds—Valuation of Units.”

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

With respect to the Stable Asset Return Fund, State Street will utilize a tiered liquidity structure in the following sequence to satisfy withdrawal and transfer requests: cash flows (contributions, transfers-in, maturities and interest); and sales of Short-Term Investment Products. In the unlikely event that the amount of liquid assets held by the Stable Asset Return Fund is insufficient to satisfy all withdrawal and transfer requests immediately, State Street may be forced to limit or suspend withdrawals and transfers from the Stable Asset Return Fund. In such cases, withdrawals by Participants from the Program because of death, disability, retirement or termination of employment will be given priority and will be honored from available liquid assets, including the benefit responsive features of the investment contracts, in the order in which withdrawal instructions were received by State Street. Subject to any applicable legal requirements, after all such withdrawals have been effected, transfers to other allowable Investment Options will be honored from available liquid assets in the order that transfer instructions were received by State Street. The length of any suspension or limitation on withdrawals or transfers could vary and would depend, on the one hand, on the aggregate amount of assets that Participants have requested to withdraw or transfer and, on the other hand, on the rate at which assets become available for withdrawal or transfer through the exercise of permitted withdrawal rights under the investment contracts and through the maturity of investment contracts and the rate at which additional monies are contributed to the Stable Asset Return Fund by Participants. See “—Description of Investment Options—Stable Asset Return Fund.”

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

PARTICIPANT ADVISOR SERVICE

Financial Engines, Inc. (“FE”) has contracted with State Street Bank to make available to Participants the Financial Engines asset allocation investment advisor service, an internet and intranet based personalized defined contribution plan advisor service. The service analyzes investor portfolios, market conditions and investment opportunities that are available to Participants. Participants are solely responsible for determining whether to use or follow the advice provided by FE. Additional information regarding this service may be obtained from State Street Bank at (800) 348-2272.

The fees for this asset allocation investment advisor service are reflected in the program expense fee paid to State Street Bank. Because the program expense fee is charged against the Unit value of the Funds, all Investors in the Funds effectively bear the cost of the investment advisor service, regardless of whether or not they actually use the service.

While it is expected that most Participants who use the asset allocation investment advisor service will do so through the Internet, a Participant can obtain alternative access to the asset allocation investment advisor service by completing a written questionnaire and scheduling a telephone appointment with an FE representative. An additional $40.00 fee for each alternative access session will be payable directly by the Participant to FE.

Effective on or about July 1, 2005, CitiStreet Advisors LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of CitiStreet LLC, will be engaged by the Program to make available to Participants call center-based investment advisory services and to consolidate with a single investment advisor such services and the internet based advisory service now provided by FE as described above.

CitiStreet Advisors will provide to Investors who are Participants (or beneficiaries) in the ABA Members Retirement Plan (and certain individually designed defined contribution plans) individualized investment advice regarding the investment options under the Collective Trust over the telephone through call center representatives or via the internet. This service will provide retirement forecasts and advice, utilizing the computer program of FE, to analyze market conditions and the investment options available under the Collective Trust, as well as information provided by the Investor through an electronic questionnaire or through telephone discussions with call center personnel. Based on this analysis, the FE computer program will generate specific portfolio recommendations to the Investor as to the allocation of account balances among the investment options under the Collective Trust. The computer program is based upon the application of economic models and formulae developed by FE that are not specific to CitiStreet Advisors or the investment options under the Collective Trust, but are based on generally accepted financial planning and investment principles. Hence, neither CitiStreet Advisors nor FE will have any discretion regarding the allocation recommendations generated by the computer program.

Investors will be solely responsible for determining whether to use or follow the investment advice provided by CitiStreet Advisors LLC. Additional information regarding this service may be obtained from State Street Bank at (800) 348-2272.

The internet-only service to be offered by CitiStreet Advisors will be the same as that currently offered through the Program directly from FE, and the fees for the internet-only service will continue to be reflected in the program expense fee paid to State Street Bank. Because the program expense fee is charged against the Unit values of the Funds, all Investors in the Funds effectively bear the cost of the internet-only service, regardless of whether they actually use the service. See “Deductions and Fees.”

An Investor who prefers to use the service through the call center to be offered by CitiStreet Advisors will, however, incur additional annual charges, payable quarterly directly from the Investor’s account, based upon the following fee schedule:

Account Balance	Annual Fee
First $100,000	0.50%
Next $50,000	0.45%
Next $50,000	0.40%
Next $100,000	0.35%
Amounts over $300,000	0.25%

In 1999, State Street Bank made a $5 million equity investment in FE representing 1.3% of its total equity, and entered into an agreement with FE to build a technology link (data transfer protocols and interfaces) between State Street Bank’s recordkeeping database and the FE internet-based advisor service. Thus, any client of State Street Bank for whom State Street Bank provides recordkeeping services may select FE as a provider of its internet based asset allocation advisor service and State Street Bank will build a link between its recordkeeping system and the FE system. Except with respect to the ABRA Program, State Street Bank is paid a fee for such data transfer service equal to a percentage of the fees paid to FE. Any client for whom State Street Bank provides recordkeeping services may also select any provider of internet-based advisor services other than FE.

ADDITIONAL INFORMATION

Persons who are Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

•	calling State Street Bank at (800) 348-2272 between 8:00 a.m. and 8:00 p.m. Eastern time;

•	calling the Program’s FaxBack line at (877) 202-3930; or

•	accessing the Program’s Website at http://www.abaretirement.com

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

For information regarding enrollment in the Program, Eligible Employers may call State Street Bank at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5143, Boston, Massachusetts 02206-5143.

For Unit values for the current Investment Options, and for the 30-day yield of the Intermediate Bond Fund, call State Street Bank at (800) 826-8905.

For a recorded message providing current account information, call State Street at (800) 348-2272.

ADOPTION OF PROGRAM

Sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ABRA, and has, as an owner or a member of its governing board, a member or associate of the ABA. The retirement program specialists engaged by State Street Bank are available to help individuals and organizations determine whether they are eligible to adopt the Program.

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

Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a SIMPLE 401(k) plan, a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has issued an opinion letter dated November 30, 2001, stating that the available forms of the ABA Members Plans are qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees. Since then there have been several amendments to the American Bar Association’s Member Retirement Plan. The American Bar Association Members Retirement Plan, as amended, will be submitted to the Internal Revenue Service for a determination that it continues to qualify under section 401(a) of the Internal Revenue Code. ABRA, the sponsor of the American Bar Association Members Retirement Plan, does not believe the amendments to such plan will adversely affect the ability of such plan to qualify under section 401(a) of the Internal Revenue Code.

Assets contributed under master plans are held by State Street Bank as trustee of the Retirement Trust. Assets invested through individually designed plans are held by State Street Bank as trustee of the

Pooled Trust. Assets contributed to each of these trusts are invested in the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of each plan. In accordance with the plans, assets of the trusts are held for the benefit of the Participants. The Internal Revenue Service has determined each of the Retirement Trust and the Pooled Trust to be tax-exempt trusts under section 501(a) of the Internal Revenue Code.

To adopt either the American Bar Association Members Defined Benefit Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute an adoption agreement. The adoption agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer’s adoption of the Retirement Trust to hold assets of the master plan. The retirement program specialists will assist Eligible Employers in the preparation of an adoption agreement. However, State Street Bank is not authorized to give tax or legal advice and Eligible Employers should consult with their tax advisors prior to executing an adoption agreement. Depending on the form of adoption agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be necessary for an Eligible Employer to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

An Eligible Employer which maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the Investment Options, and in some cases the recordkeeping services, available under the Program by causing an adoption agreement for the Pooled Trust to be executed by the trustee of the individually designed plan. The trustee must demonstrate to State Street Bank that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. State Street Bank’s retirement program specialists will assist in preparation of an adoption agreement. However, State Street Bank is not authorized to give tax or legal advice and Eligible Employers and the trustees of an individually designed plan should consult with their tax advisors prior to executing an adoption agreement. Only plans qualified under section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call State Street Bank at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5143, Boston, Massachusetts 02206-5143.

STATE STREET AND STATE STREET BANK

State Street is a wholly-owned subsidiary of State Street Bank, which, in turn, is a wholly owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. Effective as of December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street”) was substituted for State Street Bank as trustee of the Collective Trust. State Street was formed as a New Hampshire nondepository trust company as a result of a conversion of the charter of State Street Bank and Trust Company of New Hampshire, N.A. (the “National Bank”) on October 25, 2004. As part of the conversion, State Street succeeded to the assets and liabilities of the National Bank and performs the operations previously performed by the National Bank and those relating to service as trustee of the Collective Trust. State Street’s principal office is located at 20 Trafalgar Square, Suite 449, Nashua, New Hampshire 03063.

State Street Bank is a highly capitalized Massachusetts trust company and, as of the year ended December 31, 2004, had a total risk-based capital ratio of 14.7%, which is in excess of applicable regulatory requirements. As of December 31, 2004, State Street Bank together with its affiliates had over $9.5 trillion of assets under custody and had $1.4 trillion of assets under management. State Street Bank together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

State Street is responsible for all the functions formerly performed by State Street Bank as trustee of the Collective Trust. State Street Bank has guaranteed to ABRA, the Collective Trust and those persons who from time to time have an interest in the Collective Trust the obligations of State Street as trustee of the Collective Trust, and the Collective Trust’s declaration of trust, as amended, provides that (i) in the event of an issuance or entry of a decree or order by an applicable state or federal bank regulator or court of competent jurisdiction declaring State Street a bankrupt or insolvent, (ii) in the event State Street is prevented from serving as trustee of the Collective Trust by regulatory order or (iii) upon the seizure of State Street or any substantial part of its property by an applicable state or federal bank regulator or pursuant to an order of a court of competent jurisdiction, State Street Bank automatically will again become the trustee of the Collective Trust.

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank will provide custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds. State Street Bank will continue to serve as trustee of the Retirement Trust and the Pooled Trust and to operate and administer the portfolios of the Structured Portfolio Service and will continue to make available the Self-Managed Brokerage Account option as described in this Report.

AMERICAN BAR RETIREMENT ASSOCIATION

As sponsor of the Program, ABRA is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust, and the designation of Investment Options to be made available under the Program. ABRA has engaged State Street Bank to provide administrative, marketing, communications and investment services and to make the Investment Options available under the Program. Under the current agreement between ABRA and State Street Bank dated January 1, 2003, as amended, ABRA has engaged State Street Bank for a term ending December 31, 2006. ABRA may terminate this agreement with State Street Bank prior to the end of its term upon six months’ written notice. State Street Bank may terminate this agreement prior to the end of its term in certain circumstances, including the offering to Employers by ABRA of any investment product that is not offered pursuant to the terms of the agreement. Also, State Street Bank may terminate the agreement at the end of any quarter after December 31, 2006 upon 12 months’ written notice. As discussed above, ABRA amended such agreement to permit State Street Bank to substitute a wholly-owned subsidiary of State Street Bank as trustee of the Collective Trust, effective as of December 1, 2004.

ABRA retains the right to make recommendations to State Street regarding the addition or deletion of Funds as Investment Options. ABRA, with or without the assistance of a consultant, will monitor the performance of State Street, State Street Bank and the Investment Advisors and may make recommendations to State Street regarding the engagement and termination of Investment Advisors. State Street is required to give full good faith consideration to all such recommendations from ABRA, although State Street retains exclusive management and control over Funds and Investment Advisors. ABRA may direct State Street to establish or terminate Investment Options that are not Funds. In specified cases when State Street fails to satisfy minimum investment performance standards, ABRA may discontinue a Fund as an Investment Option or direct the establishment of another Investment Option that is not a Fund.

State Street, State Street Bank and ABRA have reviewed and negotiated the terms and conditions of the documents establishing the respective rights and obligations of the parties, including fees payable to State Street Bank in connection with the Program. ABRA will monitor State Street’s and State Street Bank’s administration and marketing of the Program and will approve the hiring by State Street and State Street Bank of certain other major service providers, such as actuaries.

ABRA has retained an investment consultant to assist with the monitoring of the performance of State Street, State Street Bank and the Investment Advisors and in making recommendations to State Street regarding the engagement and termination of Investment Advisors.

DEDUCTIONS AND FEES

Program Expense Fee

A program expense fee is paid to each of State Street Bank and ABRA for their services in connection with the Program. For all Investment Options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds. State Street does not receive any fees or payments in respect of expenses (including indemnification) from the Collective Trust, the ABA Members Trusts or ABRA for services provided in connection with the Program, but is entitled to payment for such services from State Street Bank.

For the calendar year ended December 31, 2004, the program expense fee payable to State Street Bank was $10,301,854. For such year, and continuing through December 31, 2006, State Street Bank is entitled to receive a monthly program expense fee equal to one-twelfth of the sum of (i) $800,000, plus (ii) $194 multiplied by the number of Participants in the Program, other than active Participants without account balances, as of the last Business Day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active Participants of the Program without account balances as of the last Business Day of the preceding month over the number of such Participants as of December 31, 2003. This fee accrues daily and will be paid monthly.

Benefit payments under the Program generally are made by check. Within two Business Days before the check is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street Bank. There is no separate fee charged for benefit payments; rather, State Street Bank retains any earnings attributable to outstanding benefit checks, which has been taken into account in setting State Street Bank’s fees under the Program. The program expense fee set forth above reflects a $300,000 reduction for earnings attributable to outstanding benefit checks.

The program expense fee payable to State Street Bank is subject to reduction based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street and ABRA that do not participate in the Program. For the year ended December 31, 2004, the amount of this reduction was $71,565.

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

The program expense fees paid to ABRA for the year ended December 31, 2004 were $1,608,971.

Trustee, Management and Administration Fees

A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trustee, management and administrative fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds, and such fees attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, not from such portion of the Balanced Fund. The fees are payable at the following annual rates:

Aggregate Value of Assets in Stable Asset Return,
Intermediate Bond, Balanced, Large-Cap Value Equity,
Large-Cap Growth Equity, Index Equity,
Mid-Cap Value Equity,
Mid-Cap Growth Equity,
Small-Cap Equity, and International Equity Funds

	Rate
First $1.0 billion	.1835%
Next $1.8 billion	.0580	*
Over $2.8 billion	.0250

*	Prior to April 1, 2005, the annual fee rate on the first $1.0 billion was .1560%.

The fee paid to State Street Bank for trustee, management, administration and custody services for the year ended December 31, 2004 was $2,809,881. From July 1, 2004 to December 1, 2004, State Street Bank received an additional fee of $186,000 for expenses related to changes in the preparation of the financial statements. This additional fee will not be paid in 2005 or thereafter.

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of a Participant are charged in accordance with the schedule of rates communicated from time to time to Participants with Self-Managed Brokerage Accounts.

Actuarial and Consulting Services and Fees

State Street Bank has retained a third-party consulting firm to provide actuarial services and other services related to individually designed plan features for each Employer that adopts or has adopted the

American Bar Association Members Defined Benefit Plan or any other plan requiring either actuarial or other such special plan related services. The fees and expenses of the consulting firm will be charged to the Employer based on the amount of such services provided by the consulting firm. If the fee is not paid directly by the Employer, such fee, if permissible, will be deducted from the Employer’s plan’s assets.

Investment Advisor Fee

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from the assets of the respective Funds.

Value of Assets in Large-Cap Value Equity Fund Allocated to Alliance Capital Management L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Mid-Cap Value Equity Fund Allocated to Ariel Capital Management, LLC	Rate
First $20 million	.75%
Over $20 million	.50

Value of Assets in Balanced Fund, Large-Cap Growth Equity Fund and Small-Cap Equity Fund Allocated to Capital Guardian Trust Company(1)	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

(1)	Investment Advisor fees payable to Capital Guardian Trust Company are subject to a fee reduction equal to 5% of the aggregate Investment Advisor fee payable to Capital Guardian Trust Company.

Value of Assets in International Equity Fund Allocated to JPMorgan Fleming Asset Management (London) Limited	Rate
First $50 million	.75%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Balanced Fund Allocated to Morgan Stanley Investment Management(2)	Rate
First $25 million	.50%
Next $50 million	.25
Next $775 million	.15
Over $850 million	.125

(2)	Effective May 31, 2004, Morgan Stanley Investment Management ceased to serve as an Investment Advisor to the Balanced Fund.

Value of Assets in Intermediate Bond Fund(3) Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

(3)	The assets of the debt portion of the Balanced Fund are invested in the Intermediate Bond Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Intermediate Bond Fund, including those so allocated through the debt portion of the Balanced Fund.

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, LP	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to RCM Capital Management LLC	Rate
First $10 million	.70%
Next $10 million	.60
Next $20 million	.50
Next $20 million	.35
Next $40 million	.30
Over $100 million	.25

Value of Assets in Small-Cap Equity Fund Allocated to Sit Investment Associates, Inc.(4)	Rate
First $10 million	1.00%
Next $10 million	.70
Over $20 million	.60

(4)	Effective December 1, 2004, Sit Investment Associates, Inc. ceased to serve as an Investment Advisor to the Small-Cap Equity Fund.

Value of Assets in Small-Cap Equity Fund Allocated to Smith Asset Management Group, L.P.	Rate
First $50 million	.85%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Value of Assets in Small-Cap Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.90%
Next $25 million	.80
Over $50 million	.70

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2004, these expenses totaled $3,235,745. A fee in the amount of $35,310 for the registration of $300 million of units with the SEC was paid in March, 2005 and will be an operational cost. These operational costs will be allocated to all of the Funds in the Program based on net asset value and will be accrued over the year ending December 31, 2005. For purposes of this allocation, assets of the Balanced Fund invested through the Intermediate Bond Fund are included only under the Intermediate Bond Fund and not under the Balanced Fund.

Fee Recipients

The following table summarizes the fees paid to Investment Advisors for services for the year ended December 31, 2004:

Fund(1)	Advisory Fees
Balanced Fund	$852,343
Intermediate Bond Fund	936,079
International Equity Fund	803,434
Large-Cap Growth Equity Fund	1,507,766
Large-Cap Value Equity Fund	666,327
Mid-Cap Growth Equity Fund	384,824
Mid-Cap Value Equity Fund	263,896
Small-Cap Equity Fund	1,340,378

(1)	The Index Equity Fund, the Stable Asset Return Fund and the portfolios of the Structured Portfolio Service do not have applicable Investment Advisor fees.

The following information with respect to estimated fees for 2005 is based on the approximate amount of assets of the Program on December 31, 2004, which was $3,801 million, and on the number of Participants for whom State Street Bank was responsible for recordkeeping as of December 31, 2004, which was 48,451.

State Street Bank, in its capacity as administrator of the Program, would receive fees of $10,175,992 on an annual basis (after fee discounts of $300,000 related to interest to be earned on outstanding benefits checks and $33,339 for law firm and law-related client assets not invested in the Program). ABRA would receive fees of $1,655,250 on an annual basis in its capacity as sponsor of the Program.

The following table summarizes the fees estimated to be payable to each Investment Advisor in 2005. The summary is based on the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2004 and reflects the respective allocations of assets invested in the portfolios of the Structured Portfolio Service to the Funds as of that date:

Investment Advisor	Advisory Fees(1)
Alliance Capital Management L.P.(2)	$730,000
Ariel Capital Management, LLC	320,000
Capital Guardian Trust Company(3)	1,674,000
JPMorgan Fleming Asset Management (London) Limited	557,000
Pacific Investment Management Company LLC	1,201,000
Philadelphia International Advisors, LP	398,500
RCM Capital Management LLC	893,000
Smith Asset Management Group, L.P.	477,000
Turner Investment Partners	433,000
Wellington Management Company, LLP	796,000

(1)	Assumes that the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below.
(2)	Acting through its Bernstein Investment Research and Management Unit.
(3)	After an applicable fee discount of $88,100.

The table above is based on the following approximate allocation of the Program’s assets among the Investment Options:

Fund	Allocation as of December 31, 2004 (in millions)(1)
Stable Asset Return Fund	$867
Intermediate Bond Fund	260
Balanced Fund	480
Large-Cap Value Equity Fund	363
Large-Cap Growth Equity Fund	837
Index Equity Fund	386
Mid-Cap Value Equity Fund	54
Mid-Cap Growth Equity Fund	68
Small-Cap Equity Fund	325
International Equity Fund	161

$3,801

(1)	The table is based on approximate amount of assets of the Program on December 31, 2004, which totaled $3,801 million, and the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2004. For purposes of this table, the debt portion of the Balanced Fund invested through the Intermediate Bond Fund, which totaled $182 million as of December 31, 2004, is included under the Balanced Fund and not under the Intermediate Bond Fund.

The following table shows the amount of assets for which each Investment Advisor provided investment advice at December 31, 2004 based on the allocation of the assets of the Program as shown in the table above.

Advisor	Approximate Assets as of December 31, 2004 (in millions)(1)
Alliance Capital Management L.P.(2)
Large-Cap Value Equity Fund	$277
Ariel Capital Management, LLC
Mid-Cap Value Equity Fund	54
Capital Guardian Trust Company
Balanced Fund	297
Large-Cap Growth Equity Fund	281
Small-Cap Equity Fund	164
JPMorgan Fleming Asset Management (London) Limited
International Equity Fund	78
Pacific Investment Management Company LLC
Balanced Fund	183
Intermediate Bond Fund	260
Philadelphia International Advisors, LP
International Equity Fund	83
RCM Capital Management LLC
Large-Cap Growth Equity Fund	289
Smith Asset Management Group, L.P.
Small-Cap Equity Fund	58
Turner Investment Partners
Mid-Cap Growth Equity Fund	68
Wellington Management Company, LLP
Small-Cap Equity Fund	103

(1)	The table is based on the approximate assets of the Program on December 31, 2004, which totaled $3,801 million.
(2)	Acting through its Bernstein Investment Research and Management Unit.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, for itself and for further payment to State Street, and ABRA as described in this Report and that such fees are reasonable compensation for the services performed by State Street Bank, State Street and ABRA, respectively, for the Program.

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

Eligible employers which elect to participate in the Program may do so by adopting a master plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Employers maintaining individually designed plans may also participate in some of the aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s employer’s or plan trustee’s Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Plan, provided that in either case the employer has designed the Self-Managed Brokerage Account as an Investment Option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

(c)	Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds.

ITEM 6.    Selected Financial Data.

The selected financial data below provides information with respect to income, expenses and capital changes for each Fund attributable to each Unit outstanding for the periods indicated. The selected financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, registered public accounting firm. The summary financial data should be read in conjunction with the financial statements of the Funds, including the related Notes thereto, which appear in Item 8 of this Report. Per Unit calculations of investment income and net expense have been prepared using the monthly average number of Units outstanding during the period.

Stable Asset Return Fund:†

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$1.66	$1.48	$1.24	$1.03	$.98
Net expenses††	(.10)	(.12)	(.14)	(.14)	(.14)

Net investment income	1.56	1.36	1.10	.89	.84
Distributions of net investment income	(1.56)	(1.36)	(.67)	—	—

Net increase in unit value	$—	$—	$.43	$.89	$.84
Net asset value at beginning of period	27.40	27.40	27.40	27.83	28.72

Net asset value at end of period	$27.40	$27.40	$27.83	$28.72	$29.56

Ratio of net expenses to average net assets††	0.37%	0.45%	0.52%	.51%	.50%
Ratio of net investment income to average net assets	6.07%	5.39%	4.03%	3.14%	2.88%
Total return	6.27%	5.56%	4.12%	3.20%	2.92%
Net assets at end of period (in thousands)	$726,437	$797,860	$891,342	$882,346	$864,330

Intermediate Bond Fund:

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$.86	$1.18	$.68	$.67	$.46
Net expenses*	(.05)	(.07)	(.11)	(.14)	(.14)

Net investment income	.81	1.11	.57	.53	.32
Net realized and unrealized gain	.68	.18	1.16	.23	.40

Net increase in unit value	1.49	1.29	1.73	.76	.72
Net asset value at beginning of period	12.80	14.29	15.58	17.31	18.07

Net asset value at end of period	$14.29	$15.58	$17.31	$18.07	$18.79

Ratio of net expenses to average net assets	.36%	.46%	.68%	.80%	.78%
Ratio of net investment income to average net assets	6.07%	7.29%	3.47%	2.97%	1.71%
Portfolio turnover**	54%	19%	564%	441%	453%
Total return	11.64%	9.03%	11.10%	4.39%	3.98%
Net assets at end of period (in thousands)	$44,343	$176,425	$215,928	$236,011	$441,709

†	Since July 15, 2002, the Stable Asset Return Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be retained by the Fund. The units of the Stable Asset Return Fund were subject to a reverse split (27.4 for 1) effective July 15, 2002. The per unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after July 1, 2002, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods prior to July 1, 2002, net expenses does not include expenses charged to the registered investment company in which the Fund then invested a portion of its assets.
**	For periods prior to July 1, 2002, portfolio turnover reflected purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than the turnover of the underlying portfolio of such registered investment company.

Balanced Fund:

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$2.22	$2.07 *	$1.86	$1.60	$1.25
Net expenses†	(.37)	(.44)	(.45)	(.47)	(.42)

Net investment income	1.85	1.63	1.41	1.13	.83
Net realized and unrealized gain (loss)	1.20	(.40)	(9.27)	13.21	4.37

Net increase (decrease) in unit value	3.05	1.23	(7.86)	14.34	5.20
Net asset value at beginning of period	61.21	64.26	65.49	57.63	71.97

Net asset value at end of period	$64.26	$65.49	$57.63	$71.97	$77.17

Ratio of net expenses to average net assets†	.59%	.68%	.74%	.74%	.58%
Ratio of net investment income to average net assets	2.94%	2.52%	2.33%	1.77%	1.13%
Portfolio turnover††	207%	232%	221%	122%	47%
Total return	4.98%	1.91%	(12.00)%	24.88%	7.23%
Net assets at end of period (in thousands)	$456,393	$458,157	$369,334	$457,861	$475,941

Large-Cap Value Equity Fund:
	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$.50	$.49	$.48	$.49	$.59
Net expenses**	(.16)	(.18)	(.19)	(.19)	(.22)

Net investment income	.34	.31	.29	.30	.37
Net realized and unrealized gain (loss)	.66	(.21)	(4.02)	6.48	4.11

Net increase (decrease) in unit value	1.00	.10	(3.73)	6.78	4.48
Net asset value at beginning of period	25.51	26.51	26.61	22.88	29.66

Net asset value at end of period	$26.51	$26.61	$22.88	$29.66	$34.14

Ratio of net expenses to average net assets**	.63%	.69%	.75%	.74%	.71%
Ratio of net investment income to average net assets	1.39%	1.15%	1.17%	1.20%	1.18%
Portfolio turnover***	41%	33%	24%	32%	24%
Total return	3.92%	.38%	(14.02)%	29.63%	15.10%
Net assets at end of period (in thousands)	$187,422	$221,398	$204,457	$286,104	$360,090

†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods after June 30, 2004, does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund after June 30, 2004, portfolio turnover reflects purchase and sales of the collective investment fund in which the Fund invests a portion of its assets rather than turnover of the underlying portfolio of such collective investment fund.
*	Effective January 1, 2001, the Fund began amortizing premium/discount on all debt securities. Had the change in accounting policy not been adopted, the per unit investment income would have been $2.23 in 2001.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
***	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of units of the collective investment funds in which the Fund invests a portion of its assets rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portion of the Fund was 26% for the year ended December 31, 2004 and the unaudited turnover of the collective investment fund was 33% for the same period.

Large-Cap Growth Equity Fund:†

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$.46	$.40	$.40	$.32	$.41
Net expenses††	(.39)	(.32)	(.27)	(.26)	(.30)

Net investment income	.07	.08	.13	.06	.11
Net realized and unrealized gain (loss)	(10.19)	(10.84)	(12.41)	10.21	2.55

Net increase (decrease) in unit value	(10.12)	(10.76)	(12.28)	10.27	2.66
Net asset value at beginning of period	66.41	56.29	45.53	33.25	43.52

Net asset value at end of period	$56.29	$45.53	$33.25	$43.52	$46.18

Ratio of net expenses to average net assets††	.58%	.66%	.71%	.69%	.68%
Ratio of net investment income to average net assets	.11%	.17%	.35%	.14%	.27%
Portfolio turnover†††	49%	43%	55%	25%	43%
Total return	(15.24)%	(19.12)%	(26.97)%	30.89%	6.11%
Net assets at end of period (in thousands)	$1,384,350	$1,018,266	$673,079	$840,093	$831,190

Index Equity Fund:

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$.00 *	$.00 *	$.00 *	$.00 *	$.00 *
Net expenses**	(.12)	(.12)	(.12)	(.12)	(.14)

Net investment income	(.12)	(.12)	(.12)	(.12)	(.14)
Net realized and unrealized gain (loss)	(2.88)	(3.45)	(5.70)	6.42	3.23

Net increase (decrease) in unit value	(3.00)	(3.57)	(5.82)	6.30	3.09
Net asset value at beginning of period	33.20	30.20	26.63	20.81	27.11

Net asset value at end of period	$30.20	$26.63	$20.81	$27.11	$30.20

Ratio of net expenses to average net assets**	.37%	.45%	.51%	.51%	.50%
Ratio of net investment income to average net assets	(.37)%	(.44)%	(.50)%	(.50)%	(.49)%
Portfolio turnover***	217%	7%	9%	7%	7%
Total return	(9.04)%	(11.82)%	(21.85)%	30.27%	11.40%
Net assets at end of period (in thousands)	$284,965	$263,177	$219,622	$318,880	$382,172

†	The units of the Large-Cap Growth Equity Fund were split 10-for-1, effective February 2, 2001. The per unit data for all periods prior to February 2, 2001 have been restated to reflect the split.
††	Net expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, after December 15, 2002, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portion of the portfolio was 63% for the year ended December 31, 2004 and the unaudited turnover of the collective investment fund was 52% for the same period.
*	Amounts less than $.005 per unit are rounded to zero.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests a portion of its assets rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the collective investment fund was 11% for the year ended December 31, 2004.

Mid-Cap Value Equity Fund:

	For the period July 15, 2002† to December 31, 2002	Year ended December 31,
		2003	2004
Investment income	$.07	$.14	$.17
Net expenses††	(.06)	(.14)	(.15)

Net investment income	.01	—	.02
Net realized and unrealized gain (loss)	(.23)	2.98	1.59

Net increase (decrease) in unit value	(.22)	2.98	1.61
Net asset value at beginning of period	10.00	9.78	12.76

Net asset value at end of period	$9.78	$12.76	$14.37

Ratio of net expenses to average net assets††	.60%	1.22%	1.12%
Ratio of net investment income to average net assets	.08%	.02%	.18%
Portfolio turnover	6%	14%	13%
Total return	(2.20)%	30.47%	12.62%
Net assets at end of period (in thousands)	$8,926	$31,192	$53,363

Mid-Cap Growth Equity Fund:
	For the period July 15, 2002* to December 31, 2002	Year ended December 31,
		2003	2004
Investment income	$.02	$.05	$.06
Net expenses**	(.06)	(.17)	(.19)

Net investment loss	(.04)	(.12)	(.13)
Net realized and unrealized gain (loss)	(.59)	5.68	2.06

Net increase (decrease) in unit value	(.63)	5.56	1.93
Net asset value at beginning of period	12.00	11.37	16.93

Net asset value at end of period	$11.37	$16.93	$18.86

Ratio of net expenses to average net assets**	.55%	1.16%	1.14%
Ratio of net investment loss to average net assets	(.34)%	(.81)%	(.77)%
Portfolio turnover	99%	130%	169%
Total return	(5.25)%	48.90%	11.40%
Net assets at end of period (in thousands)	$8,567	$47,352	$66,851

†	Commencement of operations.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Commencement of operations.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

Small-Cap Equity Fund:†

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$.68	$.45	$.41	$.39	$.50
Net expenses††	(.72)	(.54)	(.47)	(.47)	(.54)

Net investment loss	(.04)	(.09)	(.06)	(.08)	(.04)
Net realized and unrealized gain (loss)	(9.56)	(13.33)	(16.76)	16.74	4.50

Net increase (decrease) in unit value	(9.60)	(13.42)	(16.82)	16.66	4.46
Net asset value at beginning of period	82.72	73.12	59.70	42.88	59.54

Net asset value at end of period	$73.12	$59.70	$42.88	$59.54	$64.00

Ratio of net expenses to average net assets	.81%	.88%	.93%	.94%	.92%
Ratio of net investment loss to average net assets††	(.04)%	(.15)%	(.11)%	(.16)%	(.08)%
Portfolio turnover	52%	48%	83%	46%	104%
Total return	(11.61)%	(18.35)%	(28.17)%	38.85%	7.49%
Net assets at end of period (in thousands)	$421,470	$331,258	$223,301	$314,696	$320,034

International Equity Fund:

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$1.10	$.41	$.21	$.37	$.51
Net expenses*	(.11)	(.12)	(.10)	(.15)	(.21)

Net investment income	.99	.29	.11	.22	.30
Net realized and unrealized gain (loss)	(6.29)	(6.22)	(3.45)	4.30	3.35

Net increase (decrease) in unit value	(5.30)	(5.93)	(3.34)	4.52	3.65
Net asset value at beginning of period	28.27	22.97	17.04	13.70	18.22

Net asset value at end of period	$22.97	$17.04	$13.70	$18.22	$21.87

Ratio of net expenses to average net assets(*)(**)	.42%	.60%	.66%	1.01%	1.10%
Ratio of net investment income to average net assets	3.86%	1.51%	.72%	1.51%	1.59%
Portfolio turnover***	251%	201%	64%	144%	25%
Total return	(18.75)%	(25.82)%	(19.60)%	32.99%	20.03%
Net assets at end of period (in thousands)	$108,627	$89,001	$78,240	$115,366	$158,714

†	With the addition of the Mid-Cap Growth Equity Fund effective July 15, 2002, the Small-Cap Equity Fund changed its investment strategy, removing medium capitalization companies from its portfolio and investing more exclusively in smaller capitalization companies.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Net expenses includes only those expenses charged directly to the Fund. For periods commencing after March 31, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, net expenses does not include expenses charged to the registered investment company in which the Fund then invested a portion of its assets.
**	Through March 31, 2003, net expenses reflects a reduction in the Program Expense Fee payable to State Street Bank and an administrative service credit from the T. Rowe Price International Stock Fund. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .49%, .65%, .71% and 1.02%, for the years ended December 31, 2000, 2001, 2002 and 2003, respectively.
***	Through March 31, 2003, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than turnover of the underlying portfolio of the registered investment company.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$—	$—	$—	$—	$—
Net expenses†	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	.39	(.01)	(.44)	2.05	1.22

Net increase (decrease) in unit value	.39	(.01)	(.44)	2.05	1.22
Net asset value at beginning of period	16.06	16.45	16.44	16.00	18.05

Net asset value at end of period	$16.45	$16.44	$16.00	$18.05	$19.27

Ratio of net expenses to average net assets†	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	30%	38%	40%	22%	18%
Total return	2.43%	(0.06)%	(2.68)%	12.81%	6.76%
Net assets at end of period (in thousands)	$30,258	$31,342	$34,365	$47,731	$56,063

Structured Portfolio Service—Moderate Portfolio: **

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$—	$—	$—	$—	$—
Net expenses†	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(.41)	(1.04)	(1.62)	3.15	1.78

Net increase (decrease) in unit value	(.41)	(1.04)	(1.62)	3.15	1.78
Net asset value at beginning of period	18.72	18.31	17.27	15.65	18.80

Net asset value at end of period	$18.31	$17.27	$15.65	$18.80	$20.58

Ratio of net expenses to average net assets†	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	29%	28%	31%	17%	12%
Total return	(2.19)%	(5.68)%	(9.38)%	20.13%	9.47%
Net assets at end of period (in thousands)	$120,387	$110,855	$112,021	$156,847	$203,522

†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than the turnover of such underlying Funds.
**	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Moderate Portfolio of the Structured Portfolio Service were adjusted as of that date to include these Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 11% to 9%, and allocations of 2% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.

Structured Portfolio Service—Aggressive Portfolio:†

	Year ended December 31,
	2000	2001	2002	2003	2004
Investment income	$—	$—	$—	$—	$—
Net expenses††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(1.50)	(2.30)	(3.03)	4.14	2.24

Net increase (decrease) in unit value	(1.50)	(2.30)	(3.03)	4.14	2.24
Net asset value at beginning of period	21.88	20.38	18.08	15.05	19.19

Net asset value at end of period	$20.38	$18.08	$15.05	$19.19	$21.43

Ratio of expenses to average net assets††	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	25%	20%	29%	17%	10%
Total return	(6.86)%	(11.29)%	(16.76)%	27.51%	11.67%
Net assets at end of period (in thousands)	$104,778	$99,141	$84,328	$122,389	$150,752

†	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Aggressive Portfolio of the Structured Portfolio Service were adjusted as of that date to include these Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 15% to 13%, the allocation to the Small-Cap Equity Fund was reduced from 5% to 3%, and allocations of 3% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

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

For the year ended December 31, 2004, the Stable Asset Return Fund experienced a total return, net of expenses, of 2.93%. By comparison, the Ryan Labs Three Year GIC Index and the Money Fund Report “Tier One” Money Market Fund average, weighted 70%/30%, respectively, produced an investment record of 2.71% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

During the year ended December 31, 2004, the Fund maintained an average allocation of 30% money market instruments and 70% investment contracts. The money market portion of the Fund outperformed the Money Fund Report “Tier One” Money Market Fund benchmark by 13 basis points, contributing approximately 4 basis points to the Fund’s outperformance, while the investment contract portion of the portfolio outperformed the Ryan Labs Three Year GIC Index, adding an additional 18 basis points to the Fund’s 22 basis-point outperformance.

The money market portion of the Fund was structured in anticipation of potential Federal Funds rate increases commencing with the increase that occurred on June 30, 2004. The weighted average maturity of this portion of the Fund fell significantly during the year and was 35 days at year-end. The shorter weighted average maturity enabled the portfolio’s maturing instruments to be reinvested more quickly at higher yields as short-term rates increased during the year. Also, the purchase by the money market portion of the Fund of floating rate securities with a maturity of up to 2½ years enhanced yield.

With respect to the investment contract portion of the Fund, investing in longer duration assets with higher yields, particularly earlier in the year while the yield curve was steeper, was a key factor contributing to outperformance. These additional stable value investments of the Fund had a weighted average duration of approximately four years, compared to a three-year maximum duration of instruments comprising the Ryan Labs Three Year GIC Index. The yield advantage attained by reinvesting at four years instead of three years averaged 34 basis points.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the year ended December 31, 2004, the Intermediate Bond Fund experienced a total return, net of expenses, of 3.95%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 4.34% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

Bonds gained ground in the first quarter of 2004 as concerns about the durability of the U.S. economic recovery pushed low interest rates even lower. Demand for relatively safe assets such as bonds rose amid renewed fears of terrorist attacks after the Madrid bombing in March 2004. Lifted by the tailwind of falling rates, every fixed income sector was in positive territory for the quarter. Market optimism was revived during the second quarter after a series of robust non-farm payroll growth releases suggested to investors that the economy indeed was on track. Short-term rates increased over 100 basis points during the quarter and fixed income markets sold off, giving back all the gains of the first quarter.

The second half of 2004 began with a bond market rally as weak employment growth and lower inflation prompted a reduction in interest rates. All major fixed income sectors posted gains during this period, capping a year in which bonds showed unexpected strength. The Lehman Brothers Aggregate Bond Index returned 4.18% during the second half of the year, despite a tightening cycle by the Federal Reserve that began in June. The central bank raised the Federal Funds rate five times for a total increase of 125 basis points. Investors understood that the Federal Reserve was raising rates from unusually low levels that had been set to avoid deflation. Spread sectors, such as emerging markets and high yield bonds, did particularly well during the second half of the year.

PIMCO focused on quality, value and prudent diversification outside of index sectors in an environment where core bond sectors presented limited buying opportunities. Forward exposure to short maturity rates added value during the second half of the year as these yields rose less than the markets expected. Buying bonds forward also added high quality income, as the steep yield curve allowed the Fund to invest cash backing forward settled positions at relatively attractive yields. Underweighting mortgages and corporates hurt returns as investors anxious to boost yield were drawn to these assets. Non-U.S. positions, primarily short to intermediate German maturities, added value in the midst of slower growth and lower inflation in Europe.

Balanced Fund

The Balanced Fund invests in publicly traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2004, the Balanced Fund experienced a total return, net of expenses, of 7.24%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 8.61% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The equity portion of the Balanced Fund, which is advised by Capital Guardian, underperformed the Russell 1000 Index for the year ended December 31, 2004. Poor stock selection and an overweight position in the Health Care sector were the primary detractors from performance. Results were hurt by the Fund’s large holdings in pharmaceutical companies such as Forest Labs and AstraZeneca, along with holdings in the biotechnology and medical device areas. The Fund’s largest deviations from the Index on a sector basis were its overweight positions in Health Care. Within Health Care, many pharmaceutical stocks have compelling cash flows and historically low valuations. A number of these companies have strong earnings growth potential because of promising drugs in the late stages of development, although expectations for some have been lowered after setbacks for specific drugs.

Poor stock selection in the Consumer Discretionary and Materials sectors also detracted from returns as did the Fund’s overweight position in Information Technology. The Fund was overweighted in the Technology sector, as Capital Guardian anticipated stronger demand than current valuations suggest.

The top contributor to performance was strong stock selection in Telecommunication Services. The equity portfolio’s overweight position in energy stocks also helped performance. The portfolio also benefited from emphasis on smaller capitalization companies within the large cap universe and having relatively small positions among the megacaps.

The fixed income portion of the Balanced Fund underperformed the Lehman Brothers Aggregate Bond Index for the year ended December 31, 2004. This portion of the Balanced Fund was advised by MSIM until May 31, 2004, and thereafter by PIMCO, originally as a separate portfolio and then, since July 1, 2004, through investment in the Intermediate Bond Fund.

The fixed income portion of the Balanced Fund, advised by MSIM until May 31, 2004, outperformed the Lehman Brothers Aggregate Bond Index during the first five months of 2004. The portfolio outperformed its benchmark by a wide margin during April and May; this, in turn, allowed the fixed income portfolio to outperform its benchmark on a year-to-date basis through the end of May. Second quarter relative performance through May 31 was enhanced by the portfolio’s below-benchmark interest-rate duration position, which helped preserve capital during a significant bond market sell-off.

For the month of June 2004, the fixed income portfolio outperformed the Lehman Brothers Aggregate Bond Index. A mortgage sector emphasis was a strong positive for the month as mortgages outperformed amid declining volatility, and a tactical allocation to emerging markets was positive.

The second half of 2004 began with a bond market rally as weak employment growth and lower inflation prompted a reduction in interest rates. All major fixed income sectors posted gains during this period, capping a year in which bonds showed unexpected strength. The Lehman Brothers Aggregate

Bond Index returned 4.18% during the second half of the year, despite a tightening cycle by the Federal Reserve that began in June. The central bank raised the Federal Funds rate five times for a total increase of 125 basis points. Investors understood that the Federal Reserve was raising rates from unusually low levels that had been set to avoid deflation. Spread sectors, such as emerging markets and high yield bonds, did particularly well during the second half of the year.

PIMCO focused on quality, value and prudent diversification outside of index sectors in an environment where core bond sectors presented limited buying opportunities. Forward exposure to short maturity rates added value during the second half of the year as these yields rose less than the markets expected. Buying bonds forward also added high quality income, as the steep yield curve allowed the Fund to invest cash backing forward settled positions at relatively attractive yields. Underweighting mortgages and corporates hurt returns as investors anxious to boost yield were drawn to these assets. Non-U.S. positions, primarily short to intermediate German maturities, added value in the midst of slower growth and lower inflation in Europe.

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

For the year ended December 31, 2004, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 15.13%. By comparison, the Russell 1000 Value Index produced an investment record of 16.49% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital, underperformed the Russell 1000 Value Index for the year ended December 31, 2004.

For much of 2004, investors were concerned about potential obstacles to continued economic expansion, including a record spike in oil prices and the weak U.S. dollar. But, in the end, economic and corporate earnings growth proved remarkably resilient, and oil prices retreated from record highs. For the year, U.S. equity markets, as measured by the S&P 500 Index, rose 10.9%, with much of that gain coming in the fourth quarter. Energy stocks led the market in 2004, with record high oil prices lifting industry profits. Consumer growth stocks, on the other hand, were dragged down by a spate of bad press for pharmaceutical companies.

The actively managed portion of the portfolio underperformed its benchmark Russell 1000 Value Index in 2004. The combination of an overweight in Technology and stock selection within the sector accounted for part of the performance shortfall versus the Index. Technology stocks lagged in the market for the year, held back by investor concerns about corporate information technology spending. At the industry level, electronics manufacturing services (EMS) stocks—including Solectron and Celestica, which the portfolio has emphasized—fell due to an inventory buildup across the supply chain in the first half of the year and cautious guidance statements from Solectron toward year-end.

Within the consumer cyclicals sector, the Fund’s positions in companies heavily exposed to steel prices hurt performance. For instance, Whirlpool declined early in the year as rising steel prices impacted production costs for its stainless steel products. Mid-year, the company released second-quarter results for its North American business that were worse than expected. On top of higher steel prices, Whirlpool was hit by transportation costs and increased competition from Asian companies. For similar reasons, the Fund’s auto and auto-related holdings fell during the year. Among them were General Motors, Dana, Magna, American Axle & Manufacturing and Lear. Investor concerns about the effect of a weak U.S. dollar on auto manufacturing put additional downward pressure on these stocks.

On the positive side, the Fund’s modest overweight of the market-leading Energy sector paid off in 2004. The Fund’s positions in Occidental Petroleum and Valero Energy, whose earnings are highly leveraged to oil prices, gave it significant exposure to the upside in energy markets. While Alliance Capital expects a near-term correction in oil prices, its research continues to suggest that the energy industry has experienced a structural shift that will result in higher oil prices over the long term such as that experienced in the 1980s and 1990s. Alliance Capital’s thesis is that oil prices over the next five years are likely to average close to $30 per barrel—well above the consensus at the beginning of the year. Strong performance by the Fund’s railroad holdings—Norfolk Southern and Burlington Northern Santa Fe—also contributed to performance in 2004. Broadly speaking, the railroads benefited from insufficient capacity in the trucking industry and strong demand for transportation within the U.S. Import trade ahead of the year-end holiday season was a major contributor to this demand. With regard to Norfolk Southern specifically, the company exhibited strong performance throughout the year. Finally, the performance of several of the Fund’s industrial commodities stocks added to relative returns. Among the most notable were U.S. Steel and Monsanto.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the year ended December 31, 2004 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

For the year ended December 31, 2004, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 6.10%. By comparison, the Russell 1000 Growth Index produced an investment record of 6.30% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian underperformed the Russell 1000 Growth Index for the year ended December 31, 2004. Poor stock selection and an overweight position in the Health Care sector were the primary detractors from performance. Results were hurt by the Fund’s large holdings in pharmaceutical companies such as Forest Labs and AstraZeneca, along with holdings in the biotechnology and medical device areas. The Fund’s largest deviations from the Index on a sector basis were its overweight positions in Health Care. Within Health Care, many pharmaceutical stocks have compelling cash flows and historically low valuations. A number of these companies have strong earnings growth potential because of promising drugs in the late stages of development, although expectations for some have been lowered after setbacks for specific drugs.

Poor stock selection in the Consumer Discretionary and Materials sectors also detracted from returns as did the Fund’s overweight position in Information Technology. The Fund remains overweight in the Technology sector, as Capital Guardian anticipates stronger demand than current valuations suggest.

The top contributor to performance was strong stock selection in Telecommunication Services. The equity portfolio’s overweight position in energy stocks also helped performance. The portfolio also benefited from emphasis on smaller capitalization companies within the large cap universe and having relatively small positions among the megacaps.

The other actively managed portion of the Large-Cap Growth Equity Fund, which is advised by RCM, underperformed the Russell 1000 Growth Index for the year ended December 31, 2004. The underperformance was due to stock selection, which was hurt by Software and Communications Equipment. Stock selection was positive within Computers & Peripherals, Insurance, and Internet Software & Services.

Industry strategy for 2004 was positive and added 154 basis points. Industry strategy was helped by the portfolio’s overweight in Internet Software & Services and Energy and an underweight in Semiconductors & Instruments and Food Beverage & Tobacco. Industry strategy was hurt by the portfolio’s underweight in Healthcare Providers & Services and Insurance.

The performance of the indexed portion of the Fund for the year ended December 31, 2004 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2004, the Index Equity Fund experienced a total return, net of expenses, of 11.40%. By comparison, the Russell 3000 Index produced an investment record of 11.95% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

During 2004, all sectors were in positive territory. Energy and utilities had the highest total returns, while financials and industrials also contributed significantly to returns. The top contributors to returns in 2004 were Exxon Mobil, GE and Johnson & Johnson. Pfizer, Intel and Cisco were the largest detractors. The performance of the Index Equity Fund for the year ended December 31, 2004 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the year ended December 31, 2004, the Mid-Cap Value Equity Fund, which is advised by Ariel, experienced a total return, net of expenses, of 12.58%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 23.71% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Russell Mid-Cap Value Index’s meteoric performance was driven by a confluence of huge Federal tax cuts, historically low interest rates, and the price of oil nearly doubling since 2003. Fueled by low interest rates, U.S. consumers rushed to refinance existing homes and purchase new ones. With new homes to furnish and home equity lines of credit to finance new purchases, consumers pushed up consumer cyclical stocks. Furthermore, financial services companies—banks—experienced an upsurge in loan activity and financially leveraged issues—REITS—benefited from the low rates. Accordingly, three factors comprised the majority of the Fund’s underperformance: a lack of exposure to energy issuers, a lack of exposure to cyclicals within the Consumer Discretionary & Services sector and poor performance of the portfolio’s Financial Services holdings.

Questions relating to oil prices, the decreasing value of the dollar, and potential price increases still loom into 2005, raising concerns about inflation—something the Federal Reserve is aggressively fighting through rate increases. However, the better-than-expected profit growth experienced in the fourth quarter combined with the stable state of most corporations provided for not only a positive end to 2004, but a good launching point for 2005.

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

For the year ended December 31, 2004, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of 11.35%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 15.48% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

Investor sentiment turned positive in late summer 2004, which led to robust returns in the second half of the year. The portfolio benefited from excess returns in both the Technology and Consumer Discretionary sectors, which combined to provide over 200 basis points of excess return. Within the Technology sector, strong performances by F5 Networks, Research In Motion and Apple Computer more than offset weakness in Sanmina-SCI Corp. and PMC Sierra. In the Consumer Discretionary sector, performance was driven by the Fund’s holdings in internet-oriented companies (e.g. VeriSign, CNET Networks, Infospace, and Monster Worldwide). An improving economy and increased proliferation of the internet provided a strong tailwind for these stocks in 2004. The portfolio’s gaming stocks also benefited from improvement in the economy, as MGM Mirage, Wynn Resorts and Station Casinos all advanced over 80% during the year. Hotel operators—Starwood Hotels & Resorts and Marriott International—also provided positive results as room rates continued to firm as the year progressed.

The Health Care, Financial Services and Producer Durables sectors detracted the most from returns during the year. Health Care accounted for over 200 basis points of underperformance for the year as the portfolio’s healthcare stocks trailed the return of the benchmark. Underperformance in this sector was specifically related to the Fund’s positions in the biotechnology and medical device industries. Absolute performance in the Financial Services sector was strong, but trailed the benchmark as the portfolio’s holdings in brokerage stocks (e.g. Ameritrade and Knight Trading) hampered results. Negative performance among the semiconductor equipment holdings (e.g. Cymer and Lam Research) was largely responsible for the underperformance in the Producer Durables sector.

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

For the year ended December 31, 2004, the Small-Cap Equity Fund experienced a total return, net of expenses, of 7.48%. By comparison, the Russell 2000 Index produced an investment record of 18.33% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The portion of the Small-Cap Equity Fund managed by Capital Guardian underperformed the Russell 2000 Index for the year ended December 31, 2004. Poor stock selection in Information Technology was the largest detractor for the year and accounted for almost half of the underperformance of this portion of the Fund relative to the benchmark. Several of the portfolio’s technology holdings declined in 2004 as the recovery from an anticipated inventory correction did not occur. The portfolio remains overweight in the Information Technology sector as Capital Guardian is anticipating stronger demand than current market valuations suggest. Performance was also negatively impacted by poor stock selection in the Industrials, Consumer Discretionary and Health Care sectors.

Good stock selection in the Financials and Utilities sector contributed to performance for the year. The portfolio also benefited from an overweight position in Materials and an underweight position in Telecommunication Services companies.

The portion of the Small-Cap Equity Fund advised by Sit through November 30, 2004, and thereafter by Wellington Management and Smith Group, underperformed the Russell 2000 Index for the year ended December 31, 2004.

For the eleven months ended November 30, 2004, the return of the portion of the portfolio advised by Sit lagged the Russell 2000 Index. Virtually all of the underperformance versus Index in the eleven months was due to stock selection, principally in five sectors, Health Technology, Finance, Technology Services, Health Services and Electronic Technology. By far, the best weighting decision was a large overweighting of the Energy sector (where Sit’s stock selections were also strong). The positive impact of overweighting Energy, however, was largely offset by the overweighting of the Electronic Technology sector, which underperformed at the Index sector level.

Smith Group served as investment advisor for a portion of the Small-Cap Equity Fund for the month of December 2004. The portfolio modestly trailed its benchmark during the period. The portfolio benefited from above benchmark stock selection in Consumer Discretionary, Industrials and Information Technology. The portfolio was hindered by below benchmark stock selection in Consumer Staples, Financials and Health Care and an overweight position in Information Technology.

Wellington Management served as investment advisor for a portion of the Small-Cap Equity Fund for the month of December 2004. The portfolio slightly underperformed its benchmark during this period.

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

For the year ended December 31, 2004, the International Equity Fund experienced a total return, net of expenses, of 20.03%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 20.91% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The portion of the International Equity Fund advised by JPMFAM slightly underperformed the MSCI AC World Ex-U.S. Index for the year ended December 31, 2004.

Value and small capitalization names continued to dominate the market and, from a geographic perspective, smaller, peripheral markets (such as Austria, Norway, Greece and Belgium) outperformed the larger mainstream ones (i.e. the U.K., France, Germany and Japan).

Although all major sector posted gains for the year, Utilities, Energy and Financial stocks fared best, while Technology and Health Care lagged.

Strong showings in the Materials, Consumer Staples and Health Care sectors were offset by disappointing stock selection in Consumer Discretionaries and Financials and an underweight position in Utilities. Performance in Materials was spearheaded by holdings of CVRD and Imerys, while Altadis and Tesco underpinned the portfolio’s showing in Consumer Staples. In Health Care, the portfolio benefitted from a lack of exposure to AstraZeneca.

Overweight positions in BMW, Compass and Philips Electronics negatively impacted the portfolio’s performance in Consumer Discretionaries as all three names performed poorly for the year. The portfolio was underweight Utilities, which was the strongest performing sector for the year.

The portion of the International Equity Fund advised by PIA outperformed the MSCI AC World Ex-U.S. Index by a modest margin for the year ended December 31, 2004. Security selection, within both countries and sectors, was the primary driver of this favorable comparison. On a country basis, selection was particularly strong within French, German and Australian holdings. The portfolio’s underweight position in poorer performing Japanese equities was also additive to performance on a relative basis. From a sector perspective, solid stock picking within the Financials, Healthcare and Telecommunication sectors contributed to the relative performance of the Fund.

In the first half of 2004, heightened economic and political uncertainty prevented the international equity markets from continuing the late 2003 rally into the new year. Several factors working against equity markets included restrictive central bank policy in both the U.S. and the U.K. and record high energy prices. However, during the final three months of 2004, international equity markets received a boost from oil prices coming off of their peak. In addition, concerns over the current account and budget deficits within the U.S. resulted in a weakening of the U.S. dollar, further bolstering returns for the dollar-based investor over this timeframe.

Geographically, small markets (based on market capitalization) such as Austria, Greece and Norway outperformed their larger counterparts (namely, German, Japan and the United Kingdom) during

2004. From a sector standpoint, Energy and Utility stocks (due in large part to the rising price of oil), along with Financials, were the strongest performers.

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

For the year ended December 31, 2004, the Structured Portfolio Service experienced a total return, net of expenses, of 6.72% for the Conservative Portfolio, 9.46% for the Moderate Portfolio, and 11.70% for the Aggressive Portfolio. A recorded message providing current values for Units in each portfolio in the Structured Portfolio Service is available at (800) 826-8905. The Structured Portfolio Service may, from time to time, report the performance of each of the portfolios in terms of total return. This reported performance will be determined based on historical results and will not be intended to indicate future performance.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

The Funds do not engage in investments in derivative instruments except as described under Item 1, “Business—Description of Investment Options—Derivative Instruments.” For additional information, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8.    Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting:    The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds and the three portfolios of the Structured Portfolio Service. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds and the three portfolios of the Structured Portfolio Service based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting were effective as of December 31, 2004.

The Collective Trust’s management assessments of the effectiveness of the internal control over financial reporting of each of the Funds and the three portfolios of the Structured Portfolio Service as of December 31, 2004 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.    Other Information.

None.

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

James S. Phalen.    Mr. Phalen, age 54, is the President and Chief Executive Officer of the Collective Trust, the President and Chairman of the Board of State Street, an Executive Vice President of State Street Bank and, as of March 2005, the Executive Vice President of State Street Corp. and head of its North American investment servicing group. From April 2000 to February 2005, Mr. Phalen served as the Chairman and Chief Executive Officer of CitiStreet LLC, an affiliate of State Street Bank. From June 1989 to August 1992, Mr. Phalen served as the President of Boston Financial Data Services, a subsidiary of State Street Bank.

Beth M. Halberstadt.    Ms. Halberstadt, age 39, is the Vice President and Chief Financial Officer of the Collective Trust, an Executive Vice President and member of the Board of Directors of State Street, a Vice President of State Street Bank and program director of the ABA Members Retirement Program. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Bank Global Advisors, a division of State Street Bank. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

Robert E. Fullam.    Mr. Fullam, age 43, is the Treasurer and Chief Accounting Officer of the Collective Trust, a Vice President of State Street and Assistant Vice President of CitiStreet LLC, an affiliate of State Street Bank. Prior to joining CitiStreet in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period of 1987 through 2001, including Account Controller, Client Representative, Compliance Analyst and Investment Officer.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank or its affiliates.

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is, as of December 1, 2004, State Street, a wholly owned subsidiary of State Street Bank. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of State Street has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of State Street is an employee of State Street Bank or its affiliates.

For purposes of complying with the audit committee requirements of the Act, the board of directors of State Street has assigned to its Audit Committee responsibility for overseeing the accounting and financial reporting processes and audits of the financial statements of the Collective Trust. State Street’s board has determined that one member of the Audit Committee, William F. Weihs, is an “audit committee financial expert” as defined under applicable United States federal securities laws.

State Street Bank has adopted, and State Street has ratified the adoption of, a Code of Ethics for Financial Officers which applies to State Street Bank’s Chief Executive Officer, Chief Financial Officer, Controller and other financial officers, including all of the officers of the Collective Trust. A copy of the Code of Ethics is available at www.statestreet.com. The Collective Trust will provide a free copy of the Code of Ethics upon written request to State Street Bank and Trust Company, ABRA Program Services, One Heritage Drive, North Quincy, Massachusetts 02171. The Collective Trust intends to post on the web site, www.statestreet.com, any amendments to, or waivers from, the Code of Ethics applicable to the officers referred to above.

ITEM 11.    Executive Compensation.

The executive officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank or its affiliates. For a description of fees received by State Street and others, see Item 1, “Business—Deductions and Fees.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

State Street Bank, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds. None of State Street, State Street Bank or any officer of the Collective Trust beneficially owns any securities of the Collective Trust.

ITEM 13.    Certain Relationships and Related Transactions.

See Item 1, “Business—The Program” and “—Deductions and Fees” for information regarding certain relationships and transactions.

ITEM 14.    Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal accountant for the Collective Trust, for the audit of the Collective Trust’s annual financial statements and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $372,300 and $221,300 for the fiscal years ended December 31, 2004 and 2003, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Collective Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. In 2004, audit fees also include fees for professional services rendered for the audits of (i) management s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2004 and 2003, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2003, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2004 and 2003, respectively.

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

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

3.    Exhibits are listed under Item 15(b) below.

ITEM 15(b).    Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.2.3	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.5.1	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Balanced Fund included as Exhibit 3.5.2 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.9*	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Small-Cap Equity Fund.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.14	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

3.15	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Structured Portfolio Service, included in Exhibits No. 3.1 through 3.15 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.7.2	Amendment No. 1 effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

10.7.3	Amendment No. 2 effective April 1, 2005, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.8.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management LLC, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and RCM Capital Management LLC.

10.10	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.10.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company.

10.11	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.12	Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.13.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.13.2*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC.

10.14	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.14.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company.

10.15	Investment Advisor Agreement effective as of July 31, 1995 by and between State Street Bank and Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.15.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Alliance Capital Management L.P.

10.16	Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

10.17	Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc., included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.18.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Ariel Capital Management, LLC.

10.19	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners, included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description of Document
10.19.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Turner Investment Partners.

10.20	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia International Advisors, LP, included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.20.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Philadelphia International Advisors, LP.

10.21	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.21.3	Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference thereto.

10.21.4*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and JPMorgan Fleming Asset Management (London) Limited.

10.22	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.22.1*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC.

10.23

Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form

S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.24	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC included as Exhibit 10.24, to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

Exhibit No.		Description of Document
10.25		Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

10.26		Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

10.27		Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Wellington Management Company, LLP, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed November 1, 2004 and incorporated herein by reference thereto.

10.27.1	*	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP.

10.28		Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., dated effective as of December 1, 2004, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed November 1, 2004 and incorporated herein by reference thereto.

10.28.1*		Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Smith Asset Management Group, L.P.

23.1*		Consent of PricewaterhouseCoopers LLP.

24.1*		Power of Attorney.

31.1*		Certification of James S. Phalen pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of James S. Phalen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

ITEM 15(c).    Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: March 11, 2005	By:	/S/ JAMES S. PHALEN
	Name: Title:	James S. Phalen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signature	Title

/S/ JAMES S. PHALEN James S. Phalen	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/S/ BETH M. HALBERSTADT Beth M. Halberstadt	Vice President and Chief Financial Officer of the American Bar Association Members/State Street Collective Trust (Principal Financial Officer)

/S/ ROBERT E. FULLAM Robert E. Fullam	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

/S/ DANIEL J. BOUCHARD* Daniel J. Bouchard	Director of State Street Bank and Trust Company of New Hampshire

/S/ NANCY E. GRADY* Nancy E. Grady	Director of State Street Bank and Trust Company of New Hampshire

/S/ BETH M. HALBERSTADT* Beth M. Halberstadt	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/S/ GARY E. JENKINS* Gary E. Jenkins	Clerk, General Counsel and Director of State Street Bank and Trust Company of New Hampshire

/S/ THOMAS P. KELLY* Thomas P. Kelly	Director of State Street Bank and Trust Company of New Hampshire

Signature	Title

/S/ KAREN E. KRUCK* Karen E. Kruck	Director of State Street Bank and Trust Company of New Hampshire

/S/ NANCY H. LOUCKS* Nancy H. Loucks	Director of State Street Bank and Trust Company of New Hampshire

/S/ SCOTT W. OLSON* Scott W. Olson	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/S/ JAMES S. PHALEN James S. Phalen	President, Chairman and Director of State Street Bank and Trust Company of New Hampshire

/S/ WILLIAM F. WEIHS* William F. Weihs	Treasurer and Director of State Street Bank and Trust Company of New Hampshire

*By	/S/ BETH M. HALBERSTADT
Name:	Beth M. Halberstadt Attorney-in-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust:

We have completed an integrated audit of the 2004 financial statements and of the internal control over financial reporting as of December 31, 2004 for each of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund (each hereafter referred to as a “Fund”), Conservative Structured Portfolio Service, Moderate Structured Portfolio Service, Aggressive Structured Portfolio Service (each hereafter referred to as a “Portfolio”) constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Trust”) and audits of the December 31, 2003 financial statements of each Fund and Portfolio in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of each of the Funds and each of the Portfolios at December 31, 2004, and the results of each of their operations, the changes in each of their net assets, and the financial highlights for each of the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2004 by correspondence with the custodian and brokers, provide a reasonable basis for our opinions.

Internal control over financial reporting

Also, in our opinion, management’s assessments, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that each Fund and Portfolio maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), are fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, each Fund and Portfolio maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessments of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessments and on the effectiveness of each Fund’s and each Portfolio’s internal control over financial reporting based on our audits. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 18, 2005

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS
Investments, at value (cost $259,362,648)	$321,259,151	(a)
Intermediate Bond Fund (cost $175,065,977 and units of 9,665,555)	181,566,096
Cash	975
Receivable for investments sold	1,589,330
Dividends and interest receivable	237,823

Total assets	504,653,375

LIABILITIES
Payable for investments purchased	668,084
Payable for fund units redeemed	3,973,326
Payable for collateral received on securities loaned	23,723,216
Investment advisory fee payable	212,827
State Street Bank and Trust Company—program fee payable	60,894
Trustee, management and administration fees payable	18,709
American Bar Retirement Association—program fee payable	10,793
State Street Bank and Trust Company—administration fee payable	7,193
Other accruals	37,396

Total liabilities	28,712,438

Net assets (equivalent to $77.17 per unit based on 6,167,129 units outstanding)	$475,940,937

(a)	Includes securities on loan with a value of $24,550,209.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends (net of foreign tax expense of $43,492)	$4,385,995
Interest	3,503,180
Securities lending income	33,164

Total investment income	7,922,339

Expenses
Investment advisory fee	852,343
State Street Bank and Trust Company—program fee	1,065,449
American Bar Retirement Association—program fee	166,033
Trustee, management and administration fees	290,124
Reports to unitholders	48,310
Legal and audit fees	70,053
Compliance consultant fees	117,598
Registration fees	5,867
State Street Bank and Trust Company—administration fees	7,193
Other fees	48,837

Total expenses	2,671,807

Net investment income	5,250,532

Realized and unrealized gain on investments
Net realized gain	18,382,539
Change in unrealized appreciation (depreciation)	8,732,225

Net realized and unrealized gain	27,114,764

Net increase in net assets resulting from operations	$32,365,296

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$7,158,397	$5,250,532
Net realized gain (loss)	(5,826,252)	18,382,539
Change in net unrealized appreciation (depreciation)	89,032,545	8,732,225

Net increase in net assets resulting from operations	90,364,690	32,365,296

From unitholder transactions
Proceeds from units issued	30,548,019	28,221,412
Cost of units redeemed	(32,385,913)	(42,506,749)

Net decrease in net assets resulting from unitholder transactions	(1,837,894)	(14,285,337)

Net increase in net assets	88,526,796	18,079,959

Net Assets
Beginning of year	369,334,182	457,860,978

End of year	$457,860,978	$475,940,937

Number of units
Outstanding—beginning of year	6,408,195	6,362,019
Issued	470,272	382,479
Redeemed	(516,448)	(577,369)

Outstanding—end of year	6,362,019	6,167,129

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$2.22	$2.07	$1.86	$1.60	$1.25
Net expenses(†)††	(0.37)	(0.44)	(0.45)	(0.47)	(0.42)

Net investment income	1.85	1.63	1.41	1.13	0.83
Net realized and unrealized gain (loss)	1.20	(0.40)	(9.27)	13.21	4.37

Net increase (decrease) in unit value	3.05	1.23	(7.86)	14.34	5.20
Net asset value at beginning of year	61.21	64.26	65.49	57.63	71.97

Net asset value at end of year	$64.26	$65.49	$57.63	$71.97	$77.17

Ratio of net expenses to average net assets††	0.59%	0.68%	0.74%	0.74%	0.58%
Ratio of net investment income to average net assets	2.94%	2.52%	2.33%	1.77%	1.13%
Portfolio turnover*	207%	232%	221%	122%	47%
Total return	4.98%	1.91%	(12.00)%	24.88%	7.23%
Net assets at end of year (in thousands)	$456,393	$458,157	$369,334	$457,861	$475,941

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods after June 30, 2004, does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund after June 30, 2004, portfolio turnover reflects purchase and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—59.4%
BASIC MATERIALS—1.6%
Chemicals—1.1%
Air Products & Chemicals, Inc.	21,600	$1,252,152
Dow Chemical Co.	41,282	2,043,872
EI Du Pont de Nemours & Co.	40,500	1,986,525

		5,282,549

Forest Products & Paper—0.2%
International Paper Co.	23,900	1,003,800

Mining—0.3%
Alcoa, Inc.	47,300	1,486,166

		7,772,515

COMMUNICATIONS—7.7%
Advertising—0.1%
Omnicom Group	7,000	590,240

Internet—2.0%
Amazon.Com, Inc.*	25,800	1,142,682
Checkfree Corp.*	21,300	811,104
eBay, Inc.*	27,700	3,220,956
Google, Inc.*	3,200	617,920
InterActiveCorp.*(a)	65,500	1,809,110
Monster Worldwide, Inc.*	23,400	787,176
VeriSign, Inc.*	28,000	938,560

		9,327,508

Media—2.1%
Cablevision Systems Corp.*	65,305	1,626,094
Clear Channel Communications, Inc.	14,000	468,860
Comcast Corp.*	26,000	865,280
DIRECTV Group, Inc.*	74,663	1,249,859
Time Warner, Inc.*	246,600	4,793,904
Viacom, Inc.	21,900	796,941

		9,800,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication—3.5%
American Tower Corp.*	14,100	$259,440
Cisco Systems, Inc.*	169,100	3,263,630
Corning, Inc.*	40,700	479,039
JDS Uniphase Corp.*	210,000	665,700
Qualcomm, Inc.	76,600	3,247,840
Qwest Communications International*	32,100	142,524
Sprint Corp.	297,200	7,385,420
Verizon Communications, Inc.	33,600	1,361,136

		16,804,729

		36,523,415

CONSUMER, CYCLICAL—3.8%
Auto Manufacturers—0.1%
Navistar International Corp.*(a)	8,600	378,228

Leisure Time—0.3%
Carnival Corp.	28,200	1,625,166

Lodging—0.2%
Las Vegas Sands Corp.*(a)	7,000	336,000
Starwood Hotels & Resorts Worldwide, Inc.	13,500	788,400

		1,124,400

Retail—3.2%
Autonation, Inc.*	46,800	899,028
Costco Wholesale Corp.	73,100	3,538,771
Dollar Tree Stores, Inc.*	46,500	1,333,620
Lowe’s Cos., Inc.	91,500	5,269,485
OfficeMax, Inc.	28,100	881,778
RadioShack Corp.	27,800	914,064
Target Corp.	24,100	1,251,513
Williams-Sonoma, Inc.*	28,300	991,632

		15,079,891

		18,207,685

CONSUMER, NON-CYCLICAL—14.9%
Agriculture—0.8%
Altria Group, Inc.	62,600	3,824,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Beverages—1.4%
Anheuser-Busch Cos., Inc.	77,000	$3,906,210
PepsiCo, Inc.	49,900	2,604,780

		6,510,990

Biotechnology—1.1%
Amgen, Inc.*	75,500	4,843,325
Biogen Idec, Inc.*	3,700	246,457
Millennium Pharmaceuticals, Inc.*	35,700	432,684

		5,522,466

Cosmetics/Personal Care—0.6%
Avon Products, Inc.	28,800	1,114,560
Kimberly-Clark Corp.	11,400	750,234
Procter & Gamble Co.	22,700	1,250,316

		3,115,110

Food—1.7%
Campbell Soup Co.	72,000	2,152,080
Kraft Foods, Inc.	59,100	2,104,551
Sysco Corp.	37,400	1,427,558
Unilever NV (ADR)(a)	33,400	2,228,114

		7,912,303

Healthcare-Products—0.8%
Becton Dickinson & Co.	22,000	1,249,600
Boston Scientific Corp.*	52,300	1,859,265
Medtronic, Inc.	14,100	700,347

		3,809,212

Healthcare-Services—1.4%
Lincare Holdings, Inc.*	91,500	3,902,475
Tenet Healthcare Corp.*	91,300	1,002,474
WellPoint, Inc.*	15,800	1,817,000

		6,721,949

Pharmaceuticals—7.1%
Allergan, Inc.	71,400	5,788,398
AstraZeneca PLC (ADR)	250,553	9,117,624
Eli Lilly & Co.	76,400	4,335,700
Forest Laboratories, Inc.*	163,700	7,343,582

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Guidant Corp.	28,956	$2,087,727
ImClone Systems, Inc.*(a)	11,800	543,744
Medco Health Solutions, Inc.*	26,000	1,081,600
Pfizer, Inc.	47,700	1,282,653
Teva Pharmaceutical Industries Ltd.(ADR)(a)	68,800	2,054,368

		33,635,396

		71,052,286

ENERGY—6.2%
Oil & Gas—3.6%
Exxon Mobil Corp.	96,466	4,944,847
Royal Dutch Petroleum Co.(GDR)(a)	90,900	5,215,842
Shell Transport & Trading Co. PLC(ADR)	32,800	1,685,920
Transocean, Inc.*	42,900	1,818,531
Unocal Corp.	84,500	3,653,780

		17,318,920

Oil & Gas Services—1.7%
Baker Hughes, Inc.	32,240	1,375,681
BJ Services Co.	15,200	707,408
Schlumberger Ltd.	58,446	3,912,960
Weatherford International Ltd.*(a)	37,800	1,939,140

		7,935,189

Pipelines—0.9%
Equitable Resources, Inc.(a)	20,500	1,243,530
Kinder Morgan Management LLC*	30,938	1,259,176
Kinder Morgan, Inc.	10,744	785,709
Williams Cos., Inc.(a)	46,400	755,856

		4,044,271

		29,298,380

FINANCIAL—9.7%
Banks—0.8%
Wells Fargo & Co.	66,276	4,119,053

Diversified Financial Services—4.6%
AmeriCredit Corp.*(a)	25,400	621,030
Fannie Mae	49,000	3,489,290

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Freddie Mac	50,000	$3,685,000
JPMorgan Chase & Co.	170,852	6,664,937
SLM Corp.	139,680	7,457,515

		21,917,772

Insurance—2.5%
American International Group, Inc.	43,800	2,876,346
Assurant, Inc.	4,500	137,475
Berkshire Hathaway, Inc.*	38	3,340,200
Chubb Corp.	19,300	1,484,170
Hartford Financial Services Group, Inc.	8,500	589,135
PMI Group, Inc.	42,500	1,774,375
XL Capital Ltd.	21,800	1,692,770

		11,894,471

Savings & Loans—1.8%
Golden West Financial Corp.	8,200	503,644
Washington Mutual, Inc.	187,636	7,933,250

		8,436,894

		46,368,190

INDUSTRIAL—6.7%
Aerospace & Defense—1.0%
Northrop Grumman Corp.	1,700	92,412
United Technologies Corp.	42,600	4,402,710

		4,495,122

Building Materials—0.6%
American Standard Cos., Inc.*	65,900	2,722,988

Electrical Components & Equipment—0.1%
Emerson Electric Co.	9,200	644,920

Electronics—1.6%
Agilent Technologies, Inc.*	96,632	2,328,831
Applera Corp—Applied Biosystems Group.	95,900	2,005,269
Avnet, Inc.*	48,300	880,992
Flextronics International Ltd.*(a)	64,700	894,154
Jabil Circuit, Inc.*	63,500	1,624,330

		7,733,576

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INDUSTRIAL (Continued)
Engineering & Construction—1.0%
Fluor Corp.(a)	85,800	$4,676,958

Miscellaneous Manufacturing—2.3%
Cooper Industries Ltd.	18,900	1,283,121
General Electric Co.	173,100	6,318,150
Illinois Tool Works, Inc.	12,600	1,167,768
Ingersoll-Rand Co.	17,200	1,381,160
Tyco International Ltd.	21,000	750,540

		10,900,739

Transportation—0.1%
Union Pacific Corp.	9,500	638,875

		31,813,178

TECHNOLOGY—7.8%
Computers—2.0%
Affiliated Computer Services, Inc.*(a)	65,100	3,918,369
Apple Computer, Inc.*	12,000	772,800
Cadence Design Systems, Inc.*(a)	39,900	551,019
International Business Machines Corp.	15,800	1,557,564
Seagate Technology*(a)	57,900	999,933
Sun Microsystems, Inc.*(a)	322,700	1,736,126

		9,535,811

Semiconductors—4.3%
Advanced Micro Devices, Inc.*(a)	36,700	808,134
Altera Corp.*	59,100	1,223,370
Applied Materials, Inc.*	335,000	5,728,500
Applied Micro Circuits Corp.*	97,700	411,317
Credence Systems Corp.*(a)	23,000	210,450
Intel Corp.	84,000	1,964,760
KLA-Tencor Corp.*	95,100	4,429,758
Lam Research Corp.*	23,400	676,494
Linear Technology Corp.	19,400	751,944
Micron Technology, Inc.*(a)	43,500	537,225
Novellus Systems, Inc.*	16,100	449,029
PMC—Sierra, Inc.*(a)	56,900	640,125
Teradyne, Inc.*	79,400	1,355,358
Xilinx, Inc.	35,400	1,049,610

		20,236,074

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Shares	Value
TECHNOLOGY (Continued)
Software—1.5%
Automatic Data Processing, Inc.	43,700	$1,938,095
Microsoft Corp.	160,700	4,292,297
SAP AG (ADR)(a)	22,100	977,041

		7,207,433

		36,979,318

UTILITIES—1.0%
Electric—1.0%
AES Corp.*	140,300	1,917,902
Duke Energy Corp.	105,100	2,662,183

		4,580,085

		4,580,085

TOTAL COMMON STOCK (cost $220,698,549)		282,595,052

	Units
INVESTMENT FUNDS—38.1%
American Bar Retirement Association Intermediate Bond Fund (cost $175,065,977)	9,665,555	181,566,096

SHORT-TERM INVESTMENTS—8.1%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	14,940,883	14,940,883

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2004

	Units	Value
SHORT-TERM INVESTMENTS (Continued)
State Street Quality D Short Term Investment Fund(b)(c)	23,723,216	$23,723,216

TOTAL SHORT-TERM INVESTMENTS (cost $38,664,099)		38,664,099

TOTAL INVESTMENTS—105.6% (cost $434,428,625)		502,825,247
Liabilities in excess of other assets—(5.6)%		(26,884,310)

NET ASSETS—100.00%		$475,940,937

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

GDR—Global Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2004
ASSETS

Investments, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $362,363,515 and units of 39,516,148)	$385,717,122

Total assets	385,717,122

LIABILITIES

Payable for fund units redeemed	3,379,848
State Street Bank and Trust Company—program fee payable	76,034
Trustee, management and administration fees payable	23,442
American Bar Retirement Association—program fee payable	13,547
State Street Bank and Trust Company—administration fee payable	9,225
Other accruals	42,705

Total liabilities	3,544,801

Net assets (equivalent to $30.20 per unit based on 12,655,903 units outstanding)	$382,172,321

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Securities lending income from underlying affiliated fund	$31,737

Total investment income	31,737

Expenses
State Street Bank and Trust Company—program fee	998,828
American Bar Retirement Association—program fee	156,034
Trustee, management and administration fees	272,566
Reports to unitholders	48,135
Legal and audit fees	74,421
Compliance consultant fees	124,931
Registration fees	6,233
State Street Bank and Trust Company—administration fees	9,225
Other fees	55,067

Total expenses	1,745,440

Net investment loss	(1,713,703)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized loss	(3,622,007)
Change in net unrealized appreciation (depreciation)	44,589,631

Net realized and unrealized gain	40,967,624

Net increase in net assets resulting from operations	$39,253,921

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment loss	$(1,301,022)	$(1,713,703)
Net realized loss	(7,441,644)	(3,622,007)
Change in net unrealized appreciation (depreciation)	80,494,653	44,589,631

Net increase in net assets resulting from operations	71,751,987	39,253,921

From unitholder transactions
Proceeds from units issued	41,820,784	47,612,758
Cost of units redeemed	(14,315,183)	(23,573,995)

Net increase in net assets resulting from unitholder transactions	27,505,601	24,038,763

Net increase in net assets	99,257,588	63,292,684

Net Assets
Beginning of year	219,622,049	318,879,637

End of year	$318,879,637	$382,172,321

Number of units
Outstanding—beginning of year	10,551,355	11,764,241
Issued	1,835,249	1,721,644
Redeemed	(622,363)	(829,982)

Outstanding—end of year	11,764,241	12,655,903

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†*	$0.00	$0.00	$0.00	$0.00	$0.00
Net expenses†(††)	(0.12)	(0.12)	(0.12)	(0.12)	(0.14)

Net investment loss	(0.12)	(0.12)	(0.12)	(0.12)	(0.14)
Net realized and unrealized gain (loss)	(2.88)	(3.45)	(5.70)	6.42	3.23

Net increase (decrease) in unit value	(3.00)	(3.57)	(5.82)	6.30	3.09
Net asset value at beginning of year	33.20	30.20	26.63	20.81	27.11

Net asset value at end of year	$30.20	$26.63	$20.81	$27.11	$30.20

Ratio of net expenses to average net assets††	0.37%	0.45%	0.51%	0.51%	0.50%
Ratio of net investment loss to average net assets	(0.37)%	(0.44)%	(0.50)%	(0.50)%	(0.49)%
Portfolio turnover**	217%	7%	9%	7%	7%
Total return	(9.04)%	(11.82)%	(21.85)%	30.27%	11.40%
Net assets at end of year (in thousands)	$284,965	$263,177	$219,622	$318,880	$382,172

*	Amounts less than $0.005 per unit are rounded to zero.
**	Portfolio turnover reflects purchases and sales of units of the collective investment fund in which the Fund invests a portion of its assets rather than turnover of the underlying portfolio of such collective investment fund.
†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS
Investments, at value (cost $507,070,573)	$510,662,676	(a)
Foreign currency, at value (cost $572,787)	575,360
Gross unrealized appreciation of forward exchange currency contracts	9,302
Receivable for futures variation margin	298,940
Receivable for investments sold	1,413,649
Interest receivable	3,002,736

Total assets	515,962,663

LIABILITIES
Due to custodian	592,914
Payable for investments purchased	67,558,813
Swap contracts, at value (cost $657,432)	1,071,790
Gross unrealized depreciation of forward exchange currency contracts	72,131
Payable for fund units redeemed	1,599,913
Options written, at value (premiums received $302,415)	194,152
Payable for collateral received on securities loaned	2,858,498
Investment advisory fee payable	101,417
State Street Bank and Trust Company—program fee payable	92,213
Trustee, management and administration fees payable	28,227
American Bar Retirement Association—program fee payable	16,277
State Street Bank and Trust Company—administration fee payable	11,090
Other accruals	55,841

Total liabilities	74,253,276

Net assets (equivalent to $18.79 per unit based on 23,511,425 units outstanding)	$441,709,387

(a) Includes securities on loan with a value of $2,798,295.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends	$83,319
Interest	8,318,722
Securities lending income	16,407

Total investment income	8,418,448

Expenses
Investment advisory fee	936,079
State Street Bank and Trust Company—program fee	955,222
American Bar Retirement Association—program fee	149,576
Trustee, management and administration fees	261,190
Reports to unitholders	48,016
Legal and audit fees	78,874
Compliance consultant fees	132,407
Registration fees	6,606
State Street Bank and Trust Company—administration fees	11,090
Other fees	61,364

Total expenses	2,640,424

Net investment income	5,778,024

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	8,090,558
Foreign currency transactions and forward currency exchange contracts	(1,574,742)
Written options	501,767
Futures contracts	2,952,514

Net realized gain	9,970,097

Change in net unrealized appreciation (depreciation) on:
Investments	1,328,944
Foreign currency transactions and forward currency exchange contracts	114,455
Written options	87,535
Futures contracts	(622,820)
Swaps contracts	(349,943)

Change in net unrealized appreciation (depreciation)	558,171

Net realized and unrealized gain	10,528,268

Net increase in net assets resulting from operations	$16,306,292

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$7,074,673	$5,778,024
Net realized gain	3,903,258	9,970,097
Change in net unrealized appreciation (depreciation)	(1,091,289)	558,171

Net increase in net assets resulting from operations	9,886,642	16,306,292

From unitholder transactions
Proceeds from units issued*	54,114,365	212,099,997
Cost of units redeemed	(43,918,629)	(22,707,463)

Net increase in net assets resulting from unitholder transactions	10,195,736	189,392,534

Net increase in net assets	20,082,378	205,698,826

Net Assets
Beginning of year	215,928,183	236,010,561

End of year	$236,010,561	$441,709,387

Number of units
Outstanding—beginning of year	12,473,074	13,060,672
Issued*	3,068,701	11,688,869
Redeemed	(2,481,103)	(1,238,116)

Outstanding—end of year	13,060,672	23,511,425

*	Includes for 2004 Balanced Fund transaction of $173,984,004 and 9,614,275 units issued reflecting the transfer of the fixed income portion of the Balanced Fund, including interest receivable, into the Fund in exchange for units of the Fund as of June 30, 2004.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$0.86	$1.18	$0.68	$0.67	$0.46
Net expenses(†)††	(0.05)	(0.07)	(0.11)	(0.14)	(0.14)

Net investment income	0.81	1.11	0.57	0.53	0.32
Net realized and unrealized gain	0.68	0.18	1.16	0.23	0.40

Net increase in unit value	1.49	1.29	1.73	0.76	0.72
Net asset value at beginning of year	12.80	14.29	15.58	17.31	18.07

Net asset value at end of year	$14.29	$15.58	$17.31	$18.07	$18.79

Ratio of net expenses to average net assets††	0.36%	0.46%	0.68%	0.80%	0.78%

Ratio of net investment income to average net assets	6.07%	7.29%	3.47%	2.97%	1.71%
Portfolio turnover*	54%	19%	564%	441%	453%
Total return	11.64%	9.03%	11.10%	4.39%	3.98%
Net assets at end of year (in thousands)	$144,343	$176,425	$215,928	$236,011	$441,709

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after July 1, 2002, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods prior to July 1, 2002, net expenses does not include expenses charged to the registered investment company in which the then Fund invested a portion of its assets.
*	Prior to July 1, 2002, portfolio turnover reflected purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than turnover of the underlying portfolios of such registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—1.4%
MORTGAGE BACKED SECURITIES—1.4%
Auto Loan Receivable—0.2%
Chase Manhattan Auto Owner Trust 1.45% 10/15/2006	$918,707	$915,174
Nissan Auto Receivables Owner Trust 4.80% 2/15/2007	183,387	183,745

		1,098,919

Collateralized Mortgage Obligations (CMO)—0.5%
Bear Stearns Adjustable Rate Mortgage Trust
5.94% 6/25/2032(a)	205,958	208,838
5.26% 10/25/2032(a)	303,777	304,619
5.64% 2/25/2033(a)	412,864	412,469
CS First Boston Mortgage Securities Corp. 5.74% 5/25/2032(a)	79,754	80,576
Residential Funding Mortgage Security I 6.50% 3/25/2032	478,936	493,047
Salomon Brothers Mortgage Securities VII 2.92% 5/25/2032(a)(b)	367,885	367,885
Washington Mutual Mortgage Securities Corp. 5.40% 2/25/2033(a)	222,669	225,356

		2,092,790

Credit Card Receivables—0.5%
Chase Credit Card Master Trust 5.50% 11/17/2008	870,000	898,058
Citibank Credit Card Issuance Trust 7.45% 9/15/2007	525,000	540,792
MBNA Master Trust Credit Card Trust 7.35% 7/16/2007	855,000	859,843

		2,298,693

Other Asset Backed—0.2%
CVS Corp. 6.20% 10/10/2025(b)	68,110	73,451
Harley-Davidson Motorcycle Trust 1.56% 5/15/2007	100,329	100,101
Ras Laffan Liquefied Natural Gas Co. Ltd. 8.29% 3/15/2014(b)	255,000	301,305
Residential Asset Securities Corp. 2.65% 9/25/2031(a)	358,750	359,072

		833,929

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $6,349,162)		6,324,331

U.S. GOVERNMENT & AGENCY OBLIGATIONS—66.3%
AGENCY MORTGAGE BACKED SECURITIES—22.2%
Federal Home Loan Mortgage Corp. (FHLMC)—0.9%
FHLMC
5.13% 11/7/2013	1,430,000	1,435,720
7.50% 7/1/2021—9/1/2032	1,799,675	1,928,120
8.00% 11/1/2029—7/1/2031	466,446	505,383

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount	Value
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal Home Loan Mortgage Corp. (FHLMC) (Continued)
8.50% 3/1/2030—10/1/2030	$119,449	$130,009
9.50% 4/15/2020	17,104	17,100
10.00% 9/1/2017—11/1/2020	108,547	114,823
10.50% 4/1/2016—2/1/2021	54,723	60,482
11.00% 9/1/2020	11,192	12,562

		4,204,199

Federal National Mortgage Association (FNMA)—20.7%
FNMA
3.17% 4/1/2032(a)	645,306	667,311
4.50 % TBA	4,500,000	4,348,125
5.00% 02/01/2019—TBA	52,678,201	52,260,933
5.16% 4/1/2033(a)	1,033,328	1,055,614
5.50% 8/1/2019—10/1/2019	3,460,681	3,578,877
6.00% 4/1/2016—1/1/2023	518,881	541,725
6.50% 4/1/2029—9/1/2034	17,039,651	17,883,004
7.00% 5/1/2024—6/1/2032	3,240,043	3,434,771
7.50% 9/1/2029—2/1/2032	910,274	975,351
8.00% 5/1/2029—4/1/2032	2,627,784	2,849,262
8.50% 9/25/2020—1/1/2031	2,891,876	3,160,381
9.50% 4/1/2030	324,733	366,162
10.00% 5/1/2022—11/1/2024	258,970	287,438
10.50% 10/1/2018	40,251	44,880
11.00% 9/1/2019	72,326	80,714
11.50% 11/1/2019	16,103	18,011

		91,552,559

Government National Mortgage Association (GNMA)—0.6%
GNMA
3.38% 2/20/2025—5/20/2025(a)	246,463	250,628
3.75% 7/20/2025—9/20/2027(a)	263,228	266,769
4.63% 3/20/2025—12/20/2027(a)	243,909	248,684
9.00% 12/15/2017	102,132	114,241
9.50% 9/15/2017—12/15/2021	310,581	349,552
10.00% 3/15/2018—2/15/2025	786,191	883,666
10.50% 9/15/2015—8/15/2020	107,499	120,470
11.00% 12/15/2009—2/15/2025	209,925	236,153

		2,470,163

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS—44.1%
U.S Treasury Interest Strips—1.6%
0.00% 5/15/2020—8/15/2020		$14,800,000	$6,876,223

			6,876,223

U.S. Treasury Bonds—5.4%
United States Treasury Bonds
2.38% 1/15/2025(c)		2,019,680	2,159,716
6.00% 2/15/2026		10,200,000	11,684,182
6.13% 8/15/2029		4,080,000	4,790,173
8.13% 8/15/2019—8/15/2021		3,850,000	5,298,261

			23,932,332

U.S. Treasury Notes—37.1%
United States Treasury Notes
0.88% 4/15/2010(c)		14,418,288	14,328,585
1.63% 4/30/2005		43,700,000	43,592,454
2.50% 9/30/2006		10,800,000	10,706,764
3.38% 1/15/2007—10/15/2009(c)		11,642,465	11,668,677
3.50% 11/15/2006		4,500,000	4,537,971
3.63% 1/15/2008(c)		18,380,700	20,021,324
3.88% 5/15/2009		2,100,000	2,130,927
4.88% 2/15/2012		32,545,000	34,398,535
5.00% 8/15/2011		20,700,000	22,036,599
5.38% 2/15/2031		500,000	540,664

			163,962,500

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $292,981,499)			292,997,976

FOREIGN GOVERNMENT OBLIGATIONS—3.8%
Austria—1.7%
Republic of Austria 5.00% 7/15/2012(b)	EUR	5,000,000	7,468,296

France—0.2%
Government of France 5.00% 4/25/2012	EUR	500,000	744,603

Germany—1.4%
Federal Republic of Germany 5.63% 1/4/2028	EUR	3,800,000	6,186,073

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount		Value
FOREIGN GOVERNMENT OBLIGATIONS (Continued)
Italy—0.2%
Republic of Italy
3.75% 6/8/2005	JPY $	69,000,000	$682,160
3.80% 3/27/2008	JPY	29,000,000	313,761

			995,921

Mexico—0.2%
United Mexican States
8.00% 9/24/2022(d)		625,000	720,937
8.30% 8/15/2031		250,000	293,000

			1,013,937

United Kingdom—0.1%
U.K. Treasury Stock 5.00% 9/7/2014		100,000	198,463

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $13,975,172)			16,607,293

MUNICIPALS—2.2%
California—0.7%
Golden St. Tobacco Securitization Corp. Revenue Bonds (CA Tobacco Settlement Series 2003 A-1)
6.25% 6/1/2033		2,450,000	2,453,111
6.75% 6/1/2039		600,000	601,866

			3,054,977

Illinois—0.4%
Du Page County, Illinois G.O. Bonds (Limited Tax) 5.00% 1/1/2031		1,000,000	1,020,680
Regional Transportation Authority, Illinois G.O. Bonds (Series 2002-A) (MBIA) 5.75% 7/1/2015		500,000	584,170

			1,604,850

Massachusetts—0.2%
Massachusetts St. Water Resource Authority Revenue Bonds (Series 2002-J) 5.00% 8/1/2032		1,000,000	1,025,300

Minnesota—0.3%
Minnesota St. G.O. Bonds 5.00% 8/1/2013		1,200,000	1,342,656

New Jersey—0.2%
New Jersey St. Tobacco Settlement Financing Corp. Revenue Bonds 6.38% 6/1/2032		750,000	724,988

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount	Value
MUNICIPALS (Continued)
New York—0.2%
New York NY City Municipal Water & Sewer System Revenue Bonds (Series 2002-A) (FSA) 5.13% 6/15/2034	$300,000	$311,742
New York State Dorm Authority Revenue Bonds (State Personal Income Tax Series 2003-A) 5.00% 3/15/2027	800,000	825,448

		1,137,190

Texas—0.2%
Texas St. G.O. Bonds (Refunding Public Financing Auth. Series 2003-A) 5.00% 10/1/2014	800,000	885,728

TOTAL MUNICIPALS (cost $9,426,809)		9,775,689

CORPORATE BONDS—7.0%
COMMUNICATIONS—0.2%
Telecommunication—0.2%
AT&T Corp. 9.75% 11/15/2031	45,000	53,719
Verizon Wireless Capital 2.42% 5/23/2005(a)(b)	1,000,000	999,733

		1,053,452

CONSUMER, CYCLICAL—1.0%
Auto Manufacturers—1.0%
DaimlerChrysler NA Holdings
3.35% 9/26/2005(a)	2,700,000	2,712,134
6.40% 5/15/2006	265,000	275,677
7.40% 1/20/2005	1,300,000	1,302,379

		4,290,190

CONSUMER, NON-CYCLICAL—1.0%
Food—1.0%
Nabisco, Inc. 6.85% 6/15/2005	4,400,000	4,472,706

ENERGY—0.3%
Electric—0.0%
Entergy Gulf States, Inc. 3.60% 6/1/2008	95,000	93,461

Pipelines—0.3%
El Paso Corp.
7.00% 5/15/2011(d)	450,000	455,063
7.75% 1/15/2032	1,000,000	957,500

		1,412,563

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount	Value
FINANCIAL—3.8%
Banks—0.5%
FleetBoston Financial Corp. 7.25% 9/15/2005	$315,000	$324,146
HSBC Bank USA 2.59% 9/21/2007(a)	1,900,000	1,900,806

		2,224,952

Diversified Financial Services—3.3%
Citicorp 6.75% 8/15/2005	175,000	179,046
Ford Motor Credit Co.
2.31% 4/28/2005(a)	5,000,000	4,993,720
7.50% 3/15/2005	1,200,000	1,210,249
General Electric Capital Corp. 0.10% 12/20/2005	138,000,000	1,343,126
General Motors Acceptance Corp.
3.19% 5/18/2006(a)(d)	2,000,000	1,990,748
3.33% 10/20/2005(a)	1,500,000	1,505,529
4.23% 5/19/2005(a)	2,200,000	2,210,324
5.25% 5/16/2005	900,000	908,359

		14,341,101

UTILITIES—0.7%
Electric—0.7%
PG&E Corp. 3.26% 4/3/2006(a)	825,000	825,678
PPL Capital Fund Trust I 7.29% 5/18/2006	1,100,000	1,147,542
PSEG Power LLC 6.95% 6/1/2012	400,000	450,736
TXU Energy Co. LLC 2.84% 1/17/2006(a)(b)	500,000	501,369

		2,925,325

TOTAL CORPORATE BONDS (cost $30,169,672)		30,813,750

	Shares
COMMON STOCK—0.1%
FINANCIAL—0.1%
REITS—0.1%
Home Ownership Funding Corp.(b)	1,250	476,914

TOTAL COMMON STOCK (cost $544,336)		476,914

PREFERRED STOCK—0.1%
FINANCIAL—0.1%
Diversified Financial Services—0.1%
Fannie Mae	6,400	362,800

TOTAL PREFERRED STOCK (cost $320,000)		362,800

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount	Value
SHORT-TERM INVESTMENTS—34.7%
COMMERCIAL PAPER—2.2%
Bank of America
2.00% 1/18/2005	$100,000	$100,000
2.00% 2/1/2005	8,200,000	8,200,000
IXIS Corp. 2.31% 3/3/2005	500,000	498,043
Pfizer, Inc. 1.96% 1/12/2005	300,000	299,821
UBS Finance LLC 1.93% 1/25/2005	400,000	399,466
Westpac Trust 1.93% 1/21/2005	400,000	399,572

		9,896,902

U.S. GOVERNMENT & AGENCY OBLIGATIONS—30.5%
Agency Discount Notes—25.4%
Federal Home Loan Bank
1.99% 1/26/2005	500,000	499,309
2.03% 1/28/2005	200,000	199,696
2.20% 2/16/2005	11,200,000	11,168,544
2.35% 3/2/2005	500,000	498,046
2.36% 3/11/2005	6,200,000	6,166,675
Federal Home Loan Mortgage Corp.
1.93% 1/31/2005	5,600,000	5,590,993
2.06% 2/1/2005	400,000	399,290
2.19% 2/15/2005	4,400,000	4,387,983
2.19% 2/15/2005	2,300,000	2,293,704
2.29% 3/1/2005	12,000,000	11,954,963
2.32% 3/8/2005	2,100,000	2,091,087
2.39% 4/11/2005	200,000	198,675
2.39% 4/11/2005	2,000,000	1,990,307
2.46% 3/29/2005	1,300,000	1,292,287
Federal National Mortgage Association
2.00% 1/26/2005	4,300,000	4,294,028
2.20% 1/24/2005	12,000,000	11,983,133
2.21% 2/16/2005	26,000,000	25,926,579
2.30% 3/2/2005	1,600,000	1,593,867
2.31% 3/2/2005	19,100,000	19,026,465
2.39% 4/13/2005	300,000	297,969

		111,853,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2004

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. Treasury Bills—5.1%
United States Treasury Bill
1.95% 3/24/2005	6,400,000	6,371,646
2.13% 5/5/2005	10,100,000	10,025,923
2.15% 3/17/2005(g)	750,000	746,638
2.15% 3/17/2005(g)	695,000	691,883
2.17% 3/3/2005(g)	1,340,000	1,335,073
2.18% 3/3/2005(g)	1,575,000	1,569,182
2.21% 3/17/2005	1,255,000	1,249,235
2.21% 3/17/2005	630,000	627,106

		22,616,686

		134,470,286

INVESTMENT FUNDS—2.0%	Units
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(e)	6,078,237	6,078,237
State Street Quality D Short Term Investment Fund(e)(f)	2,858,498	2,858,498

		8,936,735
TOTAL SHORT-TERM INVESTMENTS (cost $153,303,923)		153,303,923

TOTAL INVESTMENTS—115.60% (cost $507,070,573)		510,662,676
Other liabilities, in excess of assets—(15.60)%		(68,953,289)

NET ASSETS—100.00%		$441,709,387

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $7,864,933 and $10,188,953, respectively.
(c)	Represents a Treasury Inflation-Protected Security (TIPS). The interest and redemption payments for TIPS are tied to inflation as measured by the Consumer Price Index (CPI).
(d)	All or a portion of security is on loan.
(e)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(f)	Represents security purchased with cash collateral received for securities on loan.
(g)	Represents security segregated as collateral for futures contracts.
EUR—Eurodollar	denominated bond

FSA—Financial Security Assurance Co.

GBP—Pound Sterling denominated bond

G.O.—General Obligation

JPY—Japanese Yen denominated bond

MBIA—Municipal Bond Insurance Association

TBA—To Be Announced—see Note 2(F)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS

Investments, at value (cost $138,638,132)	$182,965,819	(a)
Foreign currency, at value (cost $48,829)	49,263
Cash	886
Dividends receivable	280,021
Tax reclaims receivable	98,657

Total assets	183,394,646

LIABILITIES

Payable for fund units redeemed	2,085,481
Payable for collateral received on securities loaned	22,424,091
Tax withholding payable	26,504
Investment advisory fee payable	77,859
State Street Bank and Trust Company—program fee payable	32,515
Trustee, management and administration fees payable	9,863
American Bar Retirement Association—program fee payable	5,676
State Street Bank and Trust Company—administration fee payable	3,592
Other accruals	15,518

Total liabilities	24,681,099

Net assets (equivalent to $21.87 per unit based on 7,257,708 units outstanding)	$158,713,547

(a)	Includes securities on loan with a value of $21,290,474.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends (net of foreign tax expense of $330,666)	$3,453,874
Interest	62,201
Securities lending income	57,613

Total investment income	3,573,688

Expenses
Investment advisory fee	803,434
State Street Bank and Trust Company—program fee	377,643
American Bar Retirement Association—program fee	59,006
Trustee, management and administration fees	103,083
Reports to unitholders	18,480
Legal and audit fees	28,572
Compliance consultant fees	47,964
Registration fees	2,393
State Street Bank and Trust Company—administration fees	3,592
Other fees	21,142

Total expenses	1,465,309

Net investment income	2,108,379

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Investment securities	8,368,320
Foreign currency	(7,193)

Net realized gain	8,361,127

Change in net unrealized appreciation (depreciation) on:
Investment securities	15,548,378
Foreign currency	351

Change in net unrealized appreciation (depreciation)	15,548,729

Net realized and unrealized gain	23,909,856

Net increase in net assets resulting from operations	$26,018,235

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$1,386,445	$2,108,379
Net realized gain (loss)	(10,506,794)	8,361,127
Change in net unrealized appreciation (depreciation)	38,150,434	15,548,729

Net increase in net assets resulting from operations	29,030,085	26,018,235

From unitholder transactions
Proceeds from units issued	92,807,832	36,808,712
Cost of units redeemed	(84,711,561)	(19,479,492)

Net increase in net assets resulting from unitholder transactions	8,096,271	17,329,220

Net increase in net assets	37,126,356	43,347,455

Net Assets
Beginning of year	78,239,736	115,366,092

End of year	$115,366,092	$158,713,547

Number of units
Outstanding—beginning of year	5,710,177	6,331,977
Issued	6,648,675	1,950,610
Redeemed	(6,026,875)	(1,024,879)

Outstanding—end of year	6,331,977	7,257,708

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$1.10	$0.41	$0.21	$0.37	$0.51
Net expenses(†)††	(0.11)	(0.12)	(0.10)	(0.15)	(0.21)

Net investment income	0.99	0.29	0.11	0.22	0.30
Net realized and unrealized gain (loss)	(6.29)	(6.22)	(3.45)	4.30	3.35

Net increase (decrease) in unit value	(5.30)	(5.93)	(3.34)	4.52	3.65
Net asset value at beginning of year	28.27	22.97	17.04	13.70	18.22

Net asset value at end of year	$22.97	$17.04	$13.70	$18.22	$21.87

Ratio of net expenses to average net assets††	0.42%	0.60%	0.66%	1.01%	1.10%
Ratio of net investment income to average net assets	3.86%	1.51%	0.72%	1.51%	1.59%
Portfolio turnover*	251%	201%	64%	144%	25%
Total return	(18.75)%	(25.82)%	(19.60)%	32.99%	20.03%
Net assets at end of year (in thousands)	$108,627	$89,001	$78,240	$115,366	$158,714

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund. For periods commencing after March 31, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, net expenses does not include expenses charged to the registered investment company in which the Fund then invested a portion of its assets.
*	Through March 31, 2003, portfolio turnover reflects purchases and sales of shares of the registered investment company in which a portion of the Fund was then invested rather than the turnover of the underlying portfolio of the registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—98.4%
Australia—3.2%
BHP Billiton Ltd.	70,500	$843,709
Commonwealth Bank of Australia	71,000	1,778,039
John Fairfax Holdings Ltd.	320,000	1,135,898
News Corp.(CDI)(a)	25,050	478,993
Qantas Airways Ltd.	314,200	909,407

		5,146,046

Belgium—1.0%
Dexia	31,350	718,059
Fortis	29,500	812,660

		1,530,719

Brazil—1.3%
Cia Vale do Rio Doce(ADR)	58,050	1,684,031
Uniao de Bancos Brasileiros SA(GDR)	9,700	307,684

		1,991,715

Canada—2.9%
Bank of Nova Scotia	21,340	721,917
Canadian Imperial Bank of Commerce(a)	11,520	691,621
Canadian National Railway Co.	11,100	674,156
Magna International, Inc.	4,800	393,264
Talisman Energy, Inc.(a)	64,400	1,731,643
Thomson Corp.	12,260	430,746

		4,643,347

China—0.3%
China Life Insurance Co. Ltd. *	649,000	434,181

Denmark—0.3%
H Lundbeck A	23,000	510,618

Finland—0.5%
Nokia OYJ	50,800	799,084

France—10.7%
AXA *	91,775	2,258,608
BNP Paribas(a)	12,950	934,371
Cie de Saint-Gobain(a)	39,000	2,339,844
Dassault Systemes SA(a)	10,600	532,356

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
France Telecom SA	46,000	$1,516,902
Imerys SA(a)	12,008	1,003,761
Lafarge SA*(a)	18,700	1,797,308
Societe Assurances Generales de France*(a)	13,100	974,454
Societe BIC SA(a)	6,700	335,582
Thomson(a)	36,000	947,861
Total SA(a)	20,040	4,359,494

		17,000,541

Germany—7.8%
Allianz AG	11,000	1,453,332
BASF AG	24,200	1,736,256
Bayerische Motoren Werke AG *	46,800	2,103,325
Continental AG	18,700	1,182,932
Deutsche Post AG *	29,300	670,312
E.ON AG *	17,400	1,579,557
Metro AG*(a)	13,500	739,953
Schering AG	8,600	640,417
Siemens AG(a)	26,755	2,259,294

		12,365,378

Greece—0.4%
Piraeus Bank SA	32,000	557,075

Hong Kong—0.4%
Hang Lung Properties Ltd.	435,000	671,573

Indonesia—0.4%
Telekomunikasi Indonesia Tbk PT	1,140,000	592,567

Ireland—2.6%
Allied Irish Banks PLC	64,000	1,329,875
Bank of Ireland(e)	1,740	28,666
Bank of Ireland(f)	30,600	507,434
CRH PLC	46,000	1,226,723
Irish Life & Permanent PLC	51,600	963,943

		4,056,641

Italy—4.8%
Benetton Group SpA	25,000	329,288
ENI SpA*(a)	156,650	3,906,092

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK (Continued)
Italy (Continued)
Mediaset SpA*(a)	108,200	$1,366,568
Telecom Italia SpA	268,567	868,907
TIM SpA*(a)	146,000	1,087,021

		7,557,876

Japan—16.3%
Bank of Fukuoka Ltd.(a)	228,000	1,498,102
Canon, Inc.	43,400	2,336,241
Chugai Pharmaceutical Co. Ltd.	17,700	291,870
Credit Saison Co. Ltd.	8,300	301,363
Daikin Industries Ltd.	18,000	518,641
FamilyMart Co. Ltd.	36,000	1,046,043
Fanuc Ltd.	6,100	397,839
Hirose Electric Co. Ltd.	2,160	251,891
Honda Motor Co. Ltd.	17,200	889,049
Hoya Corp.	6,800	765,852
Kao Corp.	65,000	1,657,744
KDDI Corp.	218	1,171,381
Kyocera Corp.	9,000	691,230
Matsushita Electric Industrial Co. Ltd.	26,000	411,525
Mitsubishi Corp.	46,000	592,855
Mitsubishi Tokyo Financial Group, Inc.	72	728,901
Nikko Cordial Corp.	86,000	454,570
Nintendo Co. Ltd.	4,100	513,647
Nippon Express Co. Ltd.	181,000	889,760
Nippon Paper Group, Inc.	33	147,766
Nippon Telegraph & Telephone Corp.	90	402,998
Nitto Denko Corp.	9,200	503,300
Secom Co Ltd.	10,000	399,105
Sharp Corp.	87,000	1,416,831
Shin-Etsu Chemical Co. Ltd.	12,400	506,960
SMC Corp.	3,300	376,803
Sumitomo Chemical Co. Ltd.	145,000	708,556
Sumitomo Corp.	63,000	542,120
Takeda Pharmaceutical Co. Ltd.	23,000	1,155,261
Takefuji Corp.(a)	5,650	381,140
THK Co. Ltd.(a)	43,400	857,607
Toyota Motor Corp.	29,000	1,177,164

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Yamaha Corp.	65,000	$989,584
Yamanouchi Pharmaceutical Co. Ltd.	24,200	939,920

		25,913,619

Korea, Republic Of—2.5%
Korea Electric Power Corp. (ADR)(a)	35,900	475,316
KT&G Corp (GDR)(b)	28,200	414,540
POSCO (ADR)	13,249	589,978
Samsung Electronics Co. Ltd. (GDR)(b)	7,810	1,710,390
Shinsegae Co. Ltd.*	900	247,344
SK Telecom Co. Ltd. (ADR)(a)	21,900	487,275

		3,924,843

Mexico—0.8%
America Movil SA de CV (ADR)	6,740	352,839
Fomento Economico Mexicano SA de CV (ADR)	13,200	694,452
Wal-Mart de Mexico SA de CV	76,000	260,871

		1,308,162

Netherlands—7.2%
ABN AMRO Holding NV	67,600	1,783,533
Akzo Nobel NV	18,000	764,624
Fortis NV	19,350	533,574
Heineken NV	29,875	992,037
ING Groep NV	54,960	1,656,130
Koninklijke Philips Electronics NV	23,040	608,502
Reed Elsevier NV	130,240	1,768,348
Royal Dutch Petroleum Co.	13,800	791,143
TPG NV	35,200	952,052
Unilever NV	13,900	928,215
Wolters Kluwer NV	33,820	676,202

		11,454,360

Norway—0.7%
Norsk Hydro ASA	13,000	1,019,432
Yara International ASA*	13,000	170,439

		1,189,871

Russia—0.0%
YUKOS (ADR)*(a)	8,795	26,385

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK (Continued)
Singapore—0.4%
Singapore Telecommunications Ltd.	417,860	$609,230

Spain—2.9%
ACS Actividades Cons y Serv	51,132	1,162,855
Altadis SA*	22,000	1,003,633
Banco Popular Espanol SA*(a)	13,100	860,073
Endesa SA(a)	66,000	1,544,762

		4,571,323

Sweden—1.7%
Nordea Bank AB	150,000	1,514,931
Sandvik AB	19,000	763,361
Telefonaktiebolaget LM Ericsson*	156,000	495,795

		2,774,087

Switzerland—7.6%
Adecco SA*	16,800	842,945
Ciba Specialty Chemicals AG	14,200	1,076,512
Holcim Ltd.*	17,285	1,037,706
Nestle SA	9,100	2,372,699
Novartis AG	49,050	2,463,247
Roche Holding AG*	10,150	1,164,448
UBS AG	18,300	1,529,277
Zurich Financial Services AG	9,500	1,578,615

		12,065,449

Taiwan—1.1%
Compal Electronics, Inc. (GDR)	126,450	628,456
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)	136,769	1,161,169

		1,789,625

United Kingdom—20.6%
Allied Domecq PLC	57,000	560,213
Barclays PLC	114,700	1,287,722
BG Group PLC	142,830	968,688
BOC Group PLC	72,300	1,376,155
Boots Group PLC	65,100	817,551
BP PLC	131,500	1,279,825
British Land Co. PLC	39,420	676,684
Centrica Ord	349,149	1,580,315
GlaxoSmithKline PLC	131,658	3,082,333

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
HSBC Holdings PLC	124,400	$2,128,602
Intercontinental Hotels Group PLC(a)	39,857	494,433
Johnson Matthey PLC	44,300	838,536
Kingfisher PLC	93,900	557,235
Lloyds TSB Group PLC	104,600	947,881
Misys PLC	294,500	1,180,625
Morrison WM Supermarkets	246,876	979,062
National Grid Transco PLC	74,900	711,745
Reckitt Benckiser PLC	25,600	771,980
Royal Bank of Scotland Group PLC	71,700	2,406,658
Schroders PLC	33,564	453,018
Scottish Power PLC	70,300	543,114
Smith & Nephew PLC	53,110	542,331
Standard Chartered PLC	45,340	841,283
Tesco PLC	421,810	2,600,139
Vodafone Group PLC	1,457,900	3,945,275
Wolseley PLC	57,200	1,066,825

		32,638,228

TOTAL COMMON STOCK (cost $111,794,856)		156,122,543

	Units
SHORT-TERM INVESTMENTS—16.9%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(c)	4,419,185	4,419,185
State Street Quality D Short Term Investment Fund(c)(d)	22,424,091	22,424,091

TOTAL SHORT-TERM INVESTMENTS (cost $26,843,276)		26,843,276

TOTAL INVESTMENTS—115.30% (cost $138,638,132)		182,965,819
Other assets less liabilities—(15.30)%		(24,252,272)

NET ASSETS —100.00%		$158,713,547

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $1,508,162 and $2,124,930, respectively.
(c)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Listed on the London Stock Exchange.
(f)	Listed on the Dublin Stock Exchange.

ADR—American Depositary Receipt

CDI—CHESS Depositary Instruments

GDR—Global Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS
Investments, at value (cost $716,997,391)	$873,681,043	(a)
Receivable for investments sold	726,956
Dividends and interest receivable	391,720

Total assets	874,799,719

LIABILITIES
Due to custodian	28,949
Payable for investments purchased	1,306,214
Payable for fund units redeemed	6,101,429
Payable for collateral received on securities loaned	35,357,835
Investment advisory fee payable	427,034
State Street Bank and Trust Company—program fee payable	173,493
Trustee, management and administration fees payable	53,317
American Bar Retirement Association—program fee payable	30,726
State Street Bank and Trust Company—administration fee payable	20,733
Other accruals	110,133

Total liabilities	43,609,863

Net assets (equivalent to $46.18 per unit based on 17,999,653 units outstanding)	$831,189,856

(a)	Includes securities on loan with a value of $35,436,600.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends (net of foreign tax expense of $59,316)	$7,621,207
Interest	150,819
Securities lending income	47,854

Total investment income	7,819,880

Expenses
Investment advisory fee	1,507,766
State Street Bank and Trust Company—program fee	2,354,381
American Bar Retirement Association—program fee	367,647
Trustee, management and administration fees	642,273
Reports to unitholders	110,908
Legal and audit fees	171,472
Compliance consultant fees	287,852
Registration fees	14,361
State Street Bank and Trust Company—administration fees	20,733
Other fees	126,884

Total expenses	5,604,277

Net investment income	2,215,603

Net realized and unrealized gain on investments
Net realized gain	20,695,740
Change in net unrealized appreciation (depreciation) on investments	25,642,076

Net realized and unrealized gain	46,337,816

Net increase in net assets resulting from operations	$48,553,419

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$1,077,301	$2,215,603
Net realized gain (loss)	(12,992,650)	20,695,740
Change in net unrealized appreciation (depreciation) on investments	213,769,917	25,642,076

Net increase in net assets resulting from operations	201,854,568	48,553,419

From unitholder transactions
Proceeds from units issued	36,575,357	26,792,638
Cost of units redeemed	(71,416,375)	(84,248,885)

Net decrease in net assets resulting from unitholder transactions	(34,841,018)	(57,456,247)

Net increase (decrease) in net assets	167,013,550	(8,902,828)

Net Assets
Beginning of year	673,079,134	840,092,684

End of year	$840,092,684	$831,189,856

Number of units
Outstanding—beginning of year	20,241,073	19,301,445
Issued	984,322	609,398
Redeemed	(1,923,950)	(1,911,190)

Outstanding—end of year	19,301,445	17,999,653

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001**	2002	2003	2004
Investment income†	$0.46	$0.40	$0.40	$0.32	$0.41
Net expenses(†)††	(0.39)	(0.32)	(0.27)	(0.26)	(0.30)

Net investment income	0.07	0.08	0.13	0.06	0.11
Net realized and unrealized gain (loss)	(10.19)	(10.84)	(12.41)	10.21	2.55

Net increase (decrease) in unit value	(10.12)	(10.76)	(12.28)	10.27	2.66
Net asset value at beginning of year	66.41	56.29	45.53	33.25	43.52

Net asset value at end of year	$56.29	$45.53	$33.25	$43.52	$46.18

Ratio of net expenses to average net assets††	0.58%	0.66%	0.71%	0.69%	0.68%
Ratio of net investment income to average net assets	0.11%	0.17%	0.35%	0.14%	0.27%
Portfolio turnover*	49%	43%	55%	25%	43%
Total return	(15.24)%	(19.12)%	(26.97)%	30.89%	6.11%
Net assets at end of year (in thousands)	$1,384,350	$1,018,266	$673,079	$840,093	$831,190

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
**	The units of the Fund were split 10-for-1, effective February 2, 2001. The per unit data for all periods prior to February 2, 2001 have been restated to reflect the split.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—66.7%
BASIC MATERIALS—1.4%
Chemicals—0.6%
Air Products & Chemicals, Inc.	21,400	$1,240,558
Dow Chemical Co.	39,000	1,930,890
EI Du Pont de Nemours & Co.	33,900	1,662,795

		4,834,243

Forest Products & Paper—0.1%
International Paper Co.	23,700	995,400

Mining—0.7%
Alcan, Inc.(a)	85,500	4,192,920
Alcoa, Inc.	47,500	1,492,450

		5,685,370

		11,515,013

COMMUNICATIONS—9.1%
Advertising—0.1%
Omnicom Group	7,000	590,240

Internet—3.9%
Amazon.Com, Inc. *	25,600	1,133,824
Checkfree Corp. *	14,700	559,776
eBay, Inc. *	61,500	7,151,220
Google, Inc.*(a)	25,300	4,885,430
IAC*(a)	65,900	1,820,158
Monster Worldwide, Inc. *	16,600	558,424
Symantec Corp. *	145,000	3,735,200
VeriSign, Inc. *	109,400	3,667,088
Yahoo!, Inc. *	231,000	8,704,080

		32,215,200

Media—2.0%
Cablevision Systems Corp.*(a)	50,369	1,254,188
Clear Channel Communications, Inc.	15,900	532,491
Comcast Corp.*	26,300	875,264
DIRECTV Group, Inc.*	75,045	1,256,253

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMUNICATIONS (Continued)
Media (Continued)
News Corp.	233,000	$4,347,780
Time Warner, Inc.*	243,600	4,735,584
Viacom, Inc.	97,300	3,540,747

		16,542,307

Telecommunication—3.1%
American Tower Corp.*	11,200	206,080
Cisco Systems, Inc.*	384,900	7,428,570
Corning, Inc.*	39,100	460,207
JDS Uniphase Corp.*	197,000	624,490
Qualcomm, Inc.	218,600	9,268,640
Qwest Communications International*	22,200	98,568
Sprint Corp.	274,050	6,810,143
Verizon Communications, Inc.	33,500	1,357,085

		26,253,783

		75,601,530

CONSUMER, CYCLICAL—7.5%
Apparel—1.1%
Coach, Inc.*	60,400	3,406,560
Nike, Inc.	63,500	5,758,815

		9,165,375

Auto Manufacturers—0.1%
Navistar International Corp.*(a)	8,500	373,830

Home Builders—0.4%
Pulte Homes, Inc.	48,500	3,094,300

Leisure Time—1.3%
Carnival Corp.	189,500	10,920,885

Lodging—0.1%
Las Vegas Sands Corp.*	6,800	326,400
Starwood Hotels & Resorts Worldwide, Inc.	13,700	800,080

		1,126,480

Retail—4.5%
Bed Bath & Beyond, Inc.*	100,500	4,002,915
Costco Wholesale Corp.	64,200	3,107,922

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Dollar Tree Stores, Inc.*	46,300	$1,327,884
Lowe’s Cos., Inc.	87,500	5,039,125
OfficeMax, Inc.	29,100	913,158
RadioShack Corp.	34,500	1,134,360
Starbucks Corp.*	66,500	4,146,940
Target Corp.	107,800	5,598,054
Wal-Mart Stores, Inc.	79,300	4,188,626
Walgreen Co.	187,500	7,194,375
Williams-Sonoma, Inc.*	31,500	1,103,760

		37,757,119

		62,437,989

CONSUMER, NON-CYCLICAL—16.8%
Agriculture—0.5%
Altria Group, Inc.	65,500	4,002,050

Beverages—1.1%
Anheuser-Busch Cos., Inc.	74,300	3,769,239
PepsiCo, Inc.	104,600	5,460,120

		9,229,359

Biotechnology—1.7%
Amgen, Inc.*	139,400	8,942,510
Biogen Idec, Inc.*	77,500	5,162,275
Millennium Pharmaceuticals, Inc.*	43,000	521,160

		14,625,945

Cosmetics/Personal Care—1.7%
Avon Products, Inc.	27,800	1,075,860
Gillette Co.	65,000	2,910,700
Kimberly-Clark Corp.	8,500	559,385
Procter & Gamble Co.	168,100	9,258,948

		13,804,893

Food—0.9%
Campbell Soup Co.	60,200	1,799,378
Kraft Foods, Inc.	59,500	2,118,795
Sysco Corp.	36,600	1,397,022
Unilever NV (ADR)(a)	34,800	2,321,508

		7,636,703

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products—1.7%
Becton Dickinson & Co.	19,600	$1,113,280
Boston Scientific Corp.*	46,600	1,656,630
Medtronic, Inc.	141,100	7,008,437
St Jude Medical, Inc.*	99,000	4,151,070

		13,929,417

Healthcare-Services—1.5%
Aetna, Inc.	42,000	5,239,500
Lincare Holdings, Inc.*(a)	95,300	4,064,545
Tenet Healthcare Corp.*	103,100	1,132,038
WellPoint, Inc.*	16,200	1,863,000

		12,299,083

Pharmaceuticals—7.7%
Abbott Laboratories	145,000	6,764,250
Allergan, Inc.	66,400	5,383,048
AstraZeneca PLC (ADR)	234,415	8,530,362
Elan Corp PLC (ADR)*(a)	168,500	4,591,625
Eli Lilly & Co.	76,100	4,318,675
Forest Laboratories, Inc.*	163,100	7,316,666
Gilead Sciences, Inc.*	181,500	6,350,685
Guidant Corp.	27,800	2,004,380
ImClone Systems, Inc.*(a)	11,900	548,352
Medco Health Solutions, Inc.*	25,900	1,077,440
Novartis AG (ADR)	101,200	5,114,648
Pfizer, Inc.	242,100	6,510,069
Schering-Plough Corp.	191,000	3,988,080
Teva Pharmaceutical Industries Ltd. (ADR)(a)	59,400	1,773,684

		64,271,964

		139,799,414

ENERGY—4.8%
Oil & Gas—3.0%
Apache Corp.	113,000	5,714,410
Exxon Mobil Corp.	86,888	4,453,879
Royal Dutch Petroleum Co. (GDR)(a)	91,500	5,250,270
Shell Transport & Trading Co. PLC (ADR)(a)	28,700	1,475,180

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
ENERGY (Continued)
Oil & Gas (Continued)
Transocean, Inc.*	118,800	$5,035,932
Unocal Corp.	79,100	3,420,284

		25,349,955

Oil & Gas Services—1.3%
Baker Hughes, Inc.	32,050	1,367,573
BJ Services Co.	15,200	707,408
Schlumberger Ltd.	58,250	3,899,838
Smith International, Inc.*	52,500	2,856,525
Weatherford International Ltd.*	32,700	1,677,510

		10,508,854

Pipelines—0.5%
Equitable Resources, Inc.	21,500	1,304,190
Kinder Morgan Management LLC*	30,567	1,244,077
Kinder Morgan, Inc.	10,653	779,054
Williams Cos., Inc.(a)	34,300	558,747

		3,886,068

		39,744,877

FINANCIAL—9.1%
Banks—1.0%
Wachovia Corp.	73,500	3,866,100
Wells Fargo & Co.	66,000	4,101,900

		7,968,000

Diversified Financial Services—4.4%
AmeriCredit Corp.*(a)	29,800	728,610
Fannie Mae	49,000	3,489,290
Franklin Resources, Inc.	58,000	4,039,700
Freddie Mac	45,300	3,338,610
Goldman Sachs Group, Inc.	74,000	7,698,960
JPMorgan Chase & Co.	170,132	6,636,849
Merrill Lynch & Co., Inc.	55,500	3,317,235
SLM Corp.	136,590	7,292,540

		36,541,794

Insurance—2.1%
American International Group, Inc.	43,600	2,863,212
Berkshire Hathaway, Inc.*	39	3,428,100

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Insurance (Continued)
Chubb Corp.	20,700	$1,591,830
Hartford Financial Services Group, Inc.	8,600	596,066
Metlife, Inc.	144,000	5,833,440
PMI Group, Inc.	38,100	1,590,675
XL Capital Ltd.	21,700	1,685,005

		17,588,328

Savings & Loans—1.6%
Golden West Financial Corp.	70,000	4,299,400
Washington Mutual, Inc.	210,774	8,911,525

		13,210,925

		75,309,047

INDUSTRIAL—7.9%
Aerospace & Defense—1.0%
United Technologies Corp.	80,200	8,288,670

Building Materials—0.3%
American Standard Cos., Inc.*	60,700	2,508,124

Electrical Components & Equipment—0.1%
Emerson Electric Co.	9,100	637,910

Electronics—0.9%
Agilent Technologies, Inc.*(a)	96,681	2,330,012
Applera Corp – Applied Biosystems Group.	81,000	1,693,710
Avnet, Inc.*	48,000	875,520
Flextronics International Ltd.*	64,300	888,626
Jabil Circuit, Inc.*	63,800	1,632,004

		7,419,872

Engineering & Construction—0.6%
Fluor Corp.(a)	81,600	4,448,016

Miscellaneous Manufacturing—3.5%
Cooper Industries Ltd.	18,100	1,228,809
Danaher Corp.	100,000	5,741,000
General Electric Co.	420,500	15,348,250
Illinois Tool Works, Inc.	8,000	741,440
Ingersoll-Rand Co.	17,400	1,397,220

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
Tyco International Ltd.	130,100	$4,649,774

		29,106,493

Transportation—1.5%
FedEx Corp.	55,000	5,416,950
Union Pacific Corp.	10,200	685,950
United Parcel Service, Inc.	77,000	6,580,420

		12,683,320

		65,092,405

TECHNOLOGY—9.6%
Computers—2.5%
Affiliated Computer Services, Inc.*(a)	65,100	3,918,369
Apple Computer, Inc.*	88,500	5,699,400
Cadence Design Systems, Inc.*	39,800	549,638
Dell, Inc.*	158,000	6,658,120
International Business Machines Corp.	15,700	1,547,706
Seagate Technology*(a)	56,400	974,028
Sun Microsystems, Inc.*(a)	347,800	1,871,164

		21,218,425

Semiconductors—4.4%
Advanced Micro Devices, Inc.*(a)	183,900	4,049,478
Altera Corp.*	46,000	952,200
Applied Materials, Inc.*	333,200	5,697,720
Applied Micro Circuits Corp.*	108,400	456,364
Broadcom Corp.*	123,000	3,970,440
Credence Systems Corp.*(a)	30,000	274,500
Intel Corp.	83,700	1,957,743
KLA-Tencor Corp.*	94,400	4,397,152
Lam Research Corp.*(a)	23,500	679,385
Linear Technology Corp.	20,700	802,332
Marvell Technology Group Ltd.*	183,000	6,491,010
Micron Technology, Inc.*(a)	43,200	533,520
Novellus Systems, Inc.*	16,900	471,341
PMC—Sierra, Inc.*(a)	58,600	659,250
Teradyne, Inc.*(a)	82,200	1,403,154
Texas Instruments, Inc.	113,500	2,794,370
Xilinx, Inc.	35,500	1,052,575

		36,642,534

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
TECHNOLOGY (Continued)
Software—2.7%
Automatic Data Processing, Inc.	42,200	$1,871,570
Computer Associates International, Inc.	693	21,524
Microsoft Corp.	382,500	10,216,575
Oracle Corp.*	461,500	6,331,780
SAP AG (ADR)(a)	84,100	3,718,061

		22,159,510

		80,020,469

UTILITIES—0.5%
Electric—0.5%
AES Corp.*	124,900	1,707,383
Duke Energy Corp.	106,500	2,697,645

		4,405,028

		4,405,028

TOTAL COMMON STOCK (cost $464,671,384)		553,925,772

INVESTMENT FUNDS—32.1%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund(b) (cost $199,660,615)	9,995,505	267,089,879

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Units	Value
SHORT-TERM INVESTMENTS—6.3%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	17,307,557	$17,307,557
State Street Quality D Short Term Investment Fund(b)(c)	35,357,835	35,357,835

TOTAL SHORT-TERM INVESTMENTS (cost $52,665,392)		52,665,392

TOTAL INVESTMENTS—105.20% (cost $716,997,391)		873,681,043
Liabilities in excess of other assets—(5.20)%		(43,465,309)

NET ASSETS—100.00%		$831,189,856

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

GDR—Global Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS
Investments, at value (cost $308,938,950)	$376,564,889	(a)
Cash	62
Dividends and interest receivable	526,487

Total assets	377,091,438

LIABILITIES
Payable for fund units redeemed	2,882,308
Payable for collateral received on securities loaned	13,901,728
Investment advisory fee payable	61,183
State Street Bank and Trust Company—program fee payable	75,074
Trustee, management and administration fees payable	22,828
American Bar Retirement Association—program fee payable	13,154
State Street Bank and Trust Company—administration fee payable	8,419
Other accruals	37,143

Total liabilities	17,001,837

Net assets (equivalent to $34.14 per unit based on 10,548,861 units outstanding)	$360,089,601

(a)	Includes securities on loan with a value of $13,625,624.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends (net of foreign tax expense of $7,734)	$5,847,153
Interest	110,545
Securities lending income	17,226

Total investment income	5,974,924

Expenses
Investment advisory fee	666,327
State Street Bank and Trust Company—program fee	897,505
American Bar Retirement Association—program fee	140,207
Trustee, management and administration fees	244,951
Reports to unitholders	43,600
Legal and audit fees	67,408
Compliance consultant fees	113,159
Registration fees	5,645
State Street Bank and Trust Company—administration fees	8,419
Other fees	49,881

Total expenses	2,237,102

Net investment income	3,737,822

Net realized and unrealized gain on investments
Net realized gain	13,408,822
Change in net unrealized appreciation (depreciation)	29,117,069

Net realized and unrealized gain	42,525,891

Net increase in net assets resulting from operations	$46,263,713

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$2,811,457	$3,737,822
Net realized gain (loss)	(5,437,909)	13,408,822
Change in net unrealized appreciation (depreciation) on investments	65,969,704	29,117,069

Net increase in net assets resulting from operations	63,343,252	46,263,713

From unitholder transactions
Proceeds from units issued	83,044,865	77,786,833
Cost of units redeemed	(64,740,550)	(50,065,412)

Net increase in net assets resulting from unitholder transactions	18,304,315	27,721,421

Net increase in net assets	81,647,567	73,985,134

Net Assets
Beginning of year	204,456,900	286,104,467

End of year	$286,104,467	$360,089,601

Number of units
Outstanding—beginning of year	8,936,013	9,647,368
Issued	3,260,367	2,517,877
Redeemed	(2,549,012)	(1,616,384)

Outstanding—end of year	9,647,368	10,548,861

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income††	$0.50	$0.49	$0.48	$0.49	$0.59
Net expenses(†)††	(0.16)	(0.18)	(0.19)	(0.19)	(0.22)

Net investment income	0.34	0.31	0.29	0.30	0.37
Net realized and unrealized gain (loss)	0.66	(0.21)	(4.02)	6.48	4.11

Net increase (decrease) in unit value	1.00	0.10	(3.73)	6.78	4.48
Net asset value at beginning of year	25.51	26.51	26.61	22.88	29.66

Net asset value at end of year	$26.51	$26.61	$22.88	$29.66	$34.14

Ratio of net expenses to average net assets†	0.63%	0.69%	0.75%	0.74%	0.71%
Ratio of net investment income to average net assets	1.39%	1.15%	1.17%	1.20%	1.18%
Portfolio turnover*	41%	33%	24%	32%	24%
Total return	3.92%	0.38%	(14.02)%	29.63%	15.10%
Net assets at end of year (in thousands)	$187,422	$221,398	$204,457	$286,104	$360,090

†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
††	Calculations prepared using the monthly average number of units outstanding during the year.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—74.6%
BASIC MATERIALS—2.9%
Chemicals—0.5%
Ashland, Inc.	11,850	$691,803
Dow Chemical Co.	7,000	346,570
EI Du Pont de Nemours & Co.	12,100	593,505

		1,631,878

Forest Products & Paper—1.5%
Georgia-Pacific Corp.	60,777	2,277,922
MeadWestvaco Corp.	52,300	1,772,447
Temple-Inland, Inc.	20,300	1,388,520

		5,438,889

Iron/Steel—0.6%
United States Steel Corp.(a)	44,300	2,270,375

Mining—0.3%
Alcoa, Inc.	34,800	1,093,416

		10,434,558

COMMUNICATIONS—6.5%
Advertising—0.3%
Interpublic Group of Cos., Inc.*	87,400	1,171,160

Media—2.4%
Comcast Corp.*	98,000	3,261,440
Time Warner, Inc.*	235,100	4,570,344
Viacom, Inc.	11,000	400,290
Walt Disney Co.	15,000	417,000

		8,649,074

Telecommunication—3.8%
ADC Telecommunications, Inc.*	321,800	862,424
BellSouth Corp.	32,700	908,733
Corning, Inc.*	27,800	327,206
Nortel Networks Corp.*	279,600	975,804
SBC Communications, Inc.	79,100	2,038,407
Sprint Corp.	145,000	3,603,250
Tellabs, Inc.*	150,100	1,289,359
Verizon Communications, Inc.	90,632	3,671,502

		13,676,685

		23,496,919

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, CYCLICAL—6.8%
Apparel—0.8%
Jones Apparel Group, Inc.	37,000	$1,353,090
VF Corp.	25,600	1,417,728

		2,770,818

Auto Manufacturers—0.4%
General Motors Corp.(a)	39,900	1,598,394

Auto Parts & Equipment—1.8%
American Axle & Manufacturing Holdings, Inc.(a)	19,500	597,870
Autoliv, Inc.(a)	36,300	1,753,290
BorgWarner, Inc.	20,000	1,083,400
Dana Corp.	46,500	805,845
Lear Corp.	21,400	1,305,614
Magna International, Inc.(a)	13,100	1,081,405

		6,627,424

Distribution/Wholesale—0.6%
Ingram Micro, Inc.*	59,700	1,241,760
Tech Data Corp.*	22,400	1,016,960

		2,258,720

Housewares—0.5%
Newell Rubbermaid, Inc.(a)	73,500	1,777,965

Retail—2.7%
Federated Department Stores	25,200	1,456,308
Limited Brands, Inc.	75,800	1,744,916
McDonald’s Corp.	96,500	3,093,790
Nordstrom, Inc.	14,300	668,239
Office Depot, Inc.*	68,800	1,194,368
Target Corp.	27,000	1,402,110

		9,559,731

		24,593,052

CONSUMER, NON-CYCLICAL—7.0%
Agriculture—2.7%
Altria Group, Inc.	110,800	6,769,880
Monsanto Co.	17,000	944,350
UST, Inc.	40,400	1,943,644

		9,657,874

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Beverages—0.4%
PepsiCo, Inc.	29,400	$1,534,680

Food—2.0%
Kroger Co.*	55,000	964,700
Safeway, Inc.*	91,200	1,800,288
Sara Lee Corp.	71,600	1,728,424
Supervalu, Inc.	38,500	1,329,020
Unilever NV (ADR)(a)	17,600	1,174,096

		6,996,528

Pharmaceuticals—1.9%
Bristol-Myers Squibb Co.	12,500	320,250
GlaxoSmithKline PLC (ADR)(a)	22,000	1,042,580
Medco Health Solutions, Inc.*	47,100	1,959,360
Merck & Co., Inc.	64,900	2,085,886
Sanofi-Aventis (ADR)(a)	36,100	1,445,805

		6,853,881

		25,042,963

ENERGY—7.9%
Oil & Gas—7.9%
BP PLC (ADR)	19,600	1,144,640
ChevronTexaco Corp.	117,400	6,164,674
ConocoPhillips	46,112	4,003,905
Exxon Mobil Corp.	256,300	13,137,938
Marathon Oil Corp.	49,900	1,876,739
Occidental Petroleum Corp.	34,000	1,984,240

		28,312,136

		28,312,136

FINANCIAL—24.6%
Banks—8.4%
Bank of America Corp.	214,000	10,055,860
Comerica, Inc.	28,600	1,745,172
Huntington Bancshares, Inc.	61,600	1,526,448
Keycorp.	53,200	1,803,480
National City Corp.	58,400	2,192,920
PNC Financial Services Group, Inc.	12,100	695,024
SunTrust Banks, Inc.	32,300	2,386,324

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
US Bancorp.	103,800	$3,251,016
Wachovia Corp.	73,300	3,855,580
Wells Fargo & Co.	44,800	2,784,320

		30,296,144

Diversified Financial Services—9.5%
Bear Stearns Cos., Inc.	6,000	613,860
Citigroup, Inc.	254,900	12,281,082
Fannie Mae	16,800	1,196,328
Freddie Mac	47,800	3,522,860
Goldman Sachs Group, Inc.	22,600	2,351,304
JPMorgan Chase & Co.	197,763	7,714,735
Lehman Brothers Holdings, Inc.	23,600	2,064,528
Merrill Lynch & Co., Inc.	39,900	2,384,823
Morgan Stanley	39,400	2,187,488

		34,317,008

Insurance—5.9%
ACE Ltd.	13,700	585,675
Allstate Corp.	53,900	2,787,708
American International Group, Inc.	15,700	1,031,019
Chubb Corp.	21,800	1,676,420
Genworth Financial, Inc.	58,300	1,574,100
Hartford Financial Services Group, Inc.	34,800	2,411,988
Manulife Financial Corp.(a)	43,263	1,998,751
MBIA, Inc.	10,400	658,112
Metlife, Inc.	38,750	1,569,762
MGIC Investment Corp.(a)	18,200	1,254,162
Prudential Financial, Inc.	32,700	1,797,192
St Paul Travelers Cos., Inc.	24,343	902,395
Torchmark Corp.	30,200	1,725,628
XL Capital Ltd.	16,700	1,296,755

		21,269,667

Savings & Loans—0.8%
Washington Mutual, Inc.	65,750	2,779,910

		88,662,729

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INDUSTRIAL—11.8%
Aerospace & Defense—1.0%
Boeing Co.	29,400	$1,522,038
General Dynamics Corp.	7,600	794,960
Goodrich Corp.	44,100	1,439,424

		3,756,422

Building Materials—0.6%
Martin Marietta Materials, Inc.(a)	16,000	858,560
Vulcan Materials Co.	27,300	1,490,853

		2,349,413

Electrical Components & Equipment—0.3%
Hubbell, Inc.	19,800	1,035,540

Electronics—1.6%
Arrow Electronics, Inc.*	45,000	1,093,500
Avnet, Inc.*	39,800	725,952
Celestica, Inc.*	62,200	877,642
Flextronics International Ltd.*	78,400	1,083,488
Solectron Corp.*	213,190	1,136,303
Vishay Intertechnology, Inc.*	56,900	854,638

		5,771,523

Metal Fabrication & Hardware—0.1%
Worthington Industries	14,000	274,120

Miscellaneous Manufacturing—6.5%
Cooper Industries Ltd.	20,100	1,364,589
Eastman Kodak Co.(a)	55,600	1,793,100
Eaton Corp.	27,000	1,953,720
General Electric Co.	343,000	12,519,500
Honeywell International, Inc.	47,300	1,674,893
Textron, Inc.	29,400	2,169,720
Tyco International Ltd.	50,500	1,804,870

		23,280,392

Packaging & Containers—0.2%
Owens-Illinois, Inc.*	36,400	824,460

Transportation—1.5%
Burlington Northern Santa Fe Corp.	48,200	2,280,342
CSX Corp.	23,100	925,848

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INDUSTRIAL (Continued)
Transportation (Continued)
Norfolk Southern Corp.	57,300	$2,073,687

		5,279,877

		42,571,747

TECHNOLOGY—3.0%
Computers—0.8%
Electronic Data Systems Corp.	83,100	1,919,610
International Business Machines Corp.	10,200	1,005,516
Quantum Corp.*(a)	32,600	85,412

		3,010,538

Semiconductors—1.2%
Hewlett-Packard Co.	198,400	4,160,448

Software—1.0%
Microsoft Corp.	130,700	3,490,997

		10,661,983

UTILITIES—4.1%
Electric—3.6%
Alliant Energy Corp.	40,200	1,149,720
American Electric Power Co., Inc.	49,600	1,703,264
Constellation Energy Group, Inc.	9,000	393,390
Edison International	52,800	1,691,184
Entergy Corp.	27,700	1,872,243
Exelon Corp.	15,200	669,864
FirstEnergy Corp.	42,300	1,671,273
Northeast Utilities	42,000	791,700
PPL Corp.	24,100	1,284,048
Wisconsin Energy Corp.	44,800	1,510,208
Xcel Energy, Inc.	16,400	298,480

		13,035,374

Gas—0.5%
Sempra Energy	46,700	1,712,956

		14,748,330

TOTAL COMMON STOCK (cost $219,939,744)		268,524,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INVESTMENT FUNDS—23.8%
State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund(b) (cost $66,661,796)	2,360,706	$85,703,062

	Units
SHORT-TERM INVESTMENTS—6.2%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	8,435,682	8,435,682
State Street Quality D Short Term Investment Fund(b)(c)	13,901,728	13,901,728

TOTAL SHORT-TERM INVESTMENTS (cost $22,337,410)		22,337,410

TOTAL INVESTMENTS—104.60% (cost $308,938,950)		376,564,889
Liabilities in excess of other assets—(4.60)%		(16,475,288)

NET ASSETS—100.00%		$360,089,601

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS
Investments, at value (cost $69,446,604)	$81,078,561	(a)
Cash	913
Dividends and interest receivable	23,302

Total assets	81,102,776

LIABILITIES
Payable for investments purchased	71,152
Payable for fund units redeemed	701,357
Payable for collateral received on securities loaned	13,349,566
Investment advisory fee payable	101,548
State Street Bank and Trust Company—program fee payable	13,926
Trustee, management and administration fees payable	4,239
American Bar Retirement Association—program fee payable	2,444
State Street Bank and Trust Company—administration fee payable	1,553
Other accruals	6,236

Total liabilities	14,252,021

Net assets (equivalent to $18.86 per unit based on 3,545,041 units outstanding)	$66,850,755

(a)	Includes securities on loan with a value of $13,023,021.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends	$187,914
Interest	21,090
Securities lending income	10,331

Total investment income	219,335

Expenses
Investment advisory fee	384,824
State Street Bank and Trust Company—program fee	170,395
American Bar Retirement Association—program fee	26,615
Trustee, management and administration fees	46,489
Reports to unitholders	8,173
Legal and audit fees	12,636
Compliance consultant fees	21,212
Registration fees	1,058
State Street Bank and Trust Company—administration fees	1,553
Other fees	9,351

Total expenses	682,306

Net investment loss	(462,971)

Net realized and unrealized gain on investments
Net realized gain	1,387,959
Change in net unrealized appreciation (depreciation)	5,226,976

Net realized and unrealized gain	6,614,935

Net increase in net assets resulting from operations	$6,151,964

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment loss	$(177,904)	$(462,971)
Net realized gain	2,090,611	1,387,959
Change in net unrealized appreciation (depreciation) on investments	6,188,165	5,226,976

Net increase in net assets resulting from operations	8,100,872	6,151,964

From unitholder transactions
Proceeds from units issued	36,195,138	29,858,216
Cost of units redeemed	(5,510,904)	(16,511,125)

Net increase in net assets resulting from unitholder transactions	30,684,234	13,347,091

Net increase in net assets	38,785,106	19,499,055

Net Assets
Beginning of year	8,566,594	47,351,700

End of year	$47,351,700	$66,850,755

Number of units
Outstanding—beginning of year	753,447	2,796,112
Issued	2,430,576	1,738,759
Redeemed	(387,911)	(989,830)

Outstanding—end of year	2,796,112	3,545,041

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the periods ended December 31,
	2002*	2003	2004
Investment income†	$0.02	$0.05	$0.06
Net expenses(†)††	(0.06)	(0.17)	(0.19)

Net investment loss	(0.04)	(0.12)	(0.13)
Net realized and unrealized gain (loss)	(0.59)	5.68	2.06

Net increase (decrease) in unit value	(0.63)	5.56	1.93
Net asset value at beginning of period	12.00	11.37	16.93

Net asset value at end of period	$11.37	$16.93	$18.86

Ratio of net expenses to average net assets††	.55%	1.16%	1.14%
Ratio of net investment loss to average net assets	(0.34)%	(0.81)%	(0.77)%
Portfolio turnover	99%	130%	169%
Total return	(5.25)%	48.90%	11.40%
Net assets at end of period (in thousands)	$8,567	$47,352	$66,851

*	From commencement of operations, July 15, 2002.
†	Calculations prepared using the monthly average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—99.2%
BASIC MATERIALS—2.9%
Chemicals—1.8%
Ashland, Inc.	7,040	$410,995
Eastman Chemical Co.	5,630	325,020
Lyondell Chemical Co.	16,180	467,925

		1,203,940

Iron/Steel—1.1%
AK Steel Holding Corp.*(a)	26,520	383,744
Allegheny Technologies, Inc.	15,150	328,301

		712,045

		1,915,985

COMMUNICATIONS—19.4%
Internet—10.7%
Ariba, Inc.*(a)	28,630	475,258
Ask Jeeves*(a)	18,700	500,225
Checkfree Corp.*	18,600	708,288
CNET Networks, Inc.*(a)	47,990	538,928
F5 Networks, Inc.*(a)	16,020	780,494
Macromedia, Inc.*	16,350	508,812
McAfee, Inc.*	24,070	696,345
Monster Worldwide, Inc. *	29,170	981,279
Overstock.com, Inc.*(a)	3,910	269,790
TIBCO Software, Inc.*	48,980	653,393
VeriSign, Inc.*	29,980	1,004,930

		7,117,742

Media—0.4%
Sirius Satellite Radio, Inc.*(a)	37,720	288,558

Telecommunication—8.3%
Alamosa Holdings, Inc.*(a)	28,460	354,896
Amdocs Ltd.*	15,830	415,537
American Tower Corp.*	19,330	355,672
Comverse Technology, Inc.*	34,710	848,660
Juniper Networks, Inc.*	54,360	1,478,048
NII Holdings, Inc.*(a)	9,230	437,964
Polycom, Inc.*	36,000	839,520
Sonus Networks, Inc.*(a)	60,530	346,837

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Western Wireless Corp.*	16,600	$486,380

		5,563,514

		12,969,814

CONSUMER, CYCLICAL—19.2%
Airlines—1.1%
Southwest Airlines Co.	45,350	738,298

Apparel—1.9%
Coach, Inc.*	23,130	1,304,532

Distribution/Wholesale—1.0%
CDW Corp.(a)	9,930	658,855

Entertainment—1.3%
Dreamworks Animation*	11,210	420,487
Scientific Games Corp.*	18,040	430,074

		850,561

Home Furnishings—0.5%
Harman International Industries, Inc.	2,530	321,310

Leisure Time—0.7%
WMS Industries, Inc.*(a)	14,690	492,703

Lodging—5.7%
Host Marriott Corp.	22,690	392,537
Marriott International, Inc.	16,750	1,054,915
MGM Mirage*	9,270	674,300
Starwood Hotels & Resorts Worldwide, Inc.	9,280	541,952
Station Casinos, Inc.	11,320	618,977
Wynn Resorts Ltd.*(a)	7,450	498,554

		3,781,235

Retail—7.0%
American Eagle Outfitters	7,560	356,076
Bed Bath & Beyond, Inc.*	23,380	931,226
Chico’s FAS, Inc.*	17,210	783,571
PF Chang’s China Bistro, Inc.*(a)	7,440	419,244
Urban Outfitters, Inc.*(a)	11,220	498,168
Williams-Sonoma, Inc.*	20,310	711,662

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Yum! Brands, Inc.	20,580	$970,964

		4,670,911

		12,818,405

CONSUMER, NON-CYCLICAL—22.2%
Beverages—0.5%
Constellation Brands, Inc.*	7,020	326,500

Biotechnology—1.6%
Genzyme Corp.*	13,200	766,524
Medimmune, Inc.*	12,190	330,471

		1,096,995

Commercial Services—2.6%
Alliance Data Systems Corp.*	12,010	570,235
ChoicePoint, Inc.*	10,270	472,317
Robert Half International, Inc.	23,310	686,013

		1,728,565

Food—1.1%
McCormick & Co., Inc.	10,160	392,176
Whole Foods Market, Inc.	3,630	346,121

		738,297

Healthcare-Products—6.5%
Bausch & Lomb, Inc.	11,190	721,307
Biomet, Inc.	15,140	656,925
Cooper Cos., Inc.(a)	7,080	499,777
CR Bard, Inc.	15,010	960,340
Dade Behring Holdings, Inc.*	6,450	361,200
Doral Financial Corp.	8,320	409,760
Inamed Corp.*	11,535	729,589

		4,338,898

Healthcare-Services—4.1%
AMERIGROUP Corp.*	4,470	338,200
Laboratory Corp of America Holdings*	9,910	493,716
Manor Care, Inc.	9,880	350,049
Pacificare Health Systems*	9,400	531,288
WellPoint, Inc.*	8,700	1,000,500

		2,713,753

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Household Products/Wares—0.7%
Clorox Co.	8,030	$473,208
Pharmaceuticals—5.1%
Elan Corp PLC (ADR)*(a)	11,750	320,187
Eyetech Pharmaceuticals, Inc.*(a)	7,520	342,160
Medco Health Solutions, Inc.*	9,380	390,208
Medicines Co.*(a)	13,160	379,008
MGI Pharma, Inc.*(a)	18,240	510,902
Neurocrine Biosciences, Inc.*	11,110	547,723
Patterson Cos., Inc.*(a)	11,640	505,060
Sepracor, Inc. *(a)	6,770	401,935

		3,397,183

		14,813,399

ENERGY—4.7%
Coal—0.4%
Peabody Energy Corp.(a)	3,320	268,621

Oil & Gas—2.8%
Range Resources Corp.(a)	21,640	442,754
Transocean, Inc.*	11,950	506,561
Ultra Petroleum Corp.*	6,400	308,032
XTO Energy, Inc.	17,447	617,275

		1,874,622

Oil & Gas Services—1.5%
BJ Services Co.	7,240	336,950
Grant Prideco, Inc.*	14,910	298,945
Smith International, Inc.*	6,180	336,254

		972,149

		3,115,392

FINANCIAL—7.8%
Banks—2.4%
City National Corp.	5,320	375,858
Northern Trust Corp.	8,210	398,842
Silicon Valley Bancshares*(a)	8,170	366,179
UCBH Holdings, Inc.	10,350	474,237

		1,615,116

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services—4.8%
Affiliated Managers Group*(a)	8,565	$580,193
Ameritrade Holding Corp.*	26,290	373,844
Bear Stearns Cos., Inc.	2,950	301,814
E*Trade Financial Corp.*	54,610	816,420
SEI Investments Co.	7,020	294,349
T Rowe Price Group, Inc.	13,740	854,628

		3,221,248

Savings & Loans—0.6%
Sovereign Bancorp, Inc.	18,120	408,606

		5,244,970

INDUSTRIAL—11.5%
Building Materials—0.7%
American Standard Cos., Inc.*	11,090	458,239

Electronics—5.4%
Benchmark Electronics, Inc.*	11,130	379,533
Cogent, Inc.*	10,400	343,200
Cymer, Inc.*(a)	18,450	545,013
Fisher Scientific International*	15,970	996,208
Sanmina-SCI Corp.*	88,480	749,426
Waters Corp.*	12,610	590,022

		3,603,402

Machinery-Diversified—1.2%
Rockwell Automation, Inc.	16,020	793,791

Miscellaneous Manufacturing—2.3%
Eaton Corp.	4,800	347,328
Pentair, Inc.	15,000	653,400
Roper Industries, Inc.(a)	8,950	543,892

		1,544,620

Transportation—1.9%
Expeditors International Washington, Inc.	9,060	506,273
Teekay Shipping Corp.(a)	10,450	440,049
Yellow Roadway Corp.*(a)	6,610	368,243

		1,314,565

		7,714,617

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
TECHNOLOGY—11.5%
Computers—2.5%
Apple Computer, Inc.*	17,460	$1,124,424
Cognizant Technology Solutions Corp.*(a)	12,780	540,978

		1,665,402

Semiconductors—6.2%
Advanced Micro Devices, Inc.*(a)	31,790	700,016
KLA-Tencor Corp.*	16,200	754,596
Lam Research Corp.*	31,780	918,760
Marvell Technology Group Ltd.*	23,790	843,831
PMC—Sierra, Inc.*	82,460	927,675

		4,144,878

Software—2.8%
Avid Technology, Inc.*	10,110	624,293
Citrix Systems, Inc.*	19,680	482,750
Fiserv, Inc.*	6,770	272,086
Global Payments, Inc.(a)	8,680	508,127

		1,887,256

		7,697,536

TOTAL COMMON STOCK (cost $54,658,161)		66,290,118

	Units
SHORT-TERM INVESTMENTS—22.1%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(c)	1,438,877	1,438,877
State Street Quality D Short Term Investment Fund(c)(b)	13,349,566	13,349,566

TOTAL SHORT-TERM INVESTMENTS (cost $14,788,443)		14,788,443

TOTAL INVESTMENTS—121.30% (cost $69,446,604)		81,078,561
Liabilities in excess of other assets—(21.30)%		(14,227,806)

NET ASSETS—100.00%		$66,850,755

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2004

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS
Investments, at value (cost $46,757,006)	$55,715,965	(a)
Cash	215
Dividends and interest receivable	82,150

Total assets	55,798,330

LIABILITIES
Payable for investments purchased	1,136,767
Payable for fund units redeemed	626,716
Payable for collateral received on securities loaned	623,500
Investment advisory fee payable	26,328
State Street Bank and Trust Company—program fee payable	11,039
Trustee, management and administration fees payable	3,335
American Bar Retirement Association—program fee payable	1,915
State Street Bank and Trust Company—administration fee payable	1,194
Other accruals	4,665

Total liabilities	2,435,459

Net assets (equivalent to $14.37 per unit based on 3,713,649 units outstanding)	$53,362,871

(a)	Includes securities on loan with a value of $611,116.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends	$513,142
Interest	40,575
Securities lending income	1,959

Total investment income	555,676

Expenses
Investment advisory fee	263,896
State Street Bank and Trust Company—program fee	121,410
American Bar Retirement Association—program fee	18,974
Trustee, management and administration fees	33,154
Reports to unitholders	6,032
Legal and audit fees	9,326
Compliance consultant fees	15,655
Registration fees	781
State Street Bank and Trust Company—administration fees	1,194
Other fees	6,901

Total expenses	477,323

Net investment income	78,353

Net realized and unrealized gain on investments
Net realized gain	1,737,002
Change in net unrealized appreciation (depreciation)	3,546,929

Net realized and unrealized gain	5,283,931

Net increase in net assets resulting from operations	$5,362,284

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$3,471	$78,353
Net realized gain	81,543	1,737,002
Change in net unrealized appreciation on investments	5,571,202	3,546,929

Net increase in net assets resulting from operations	5,656,216	5,362,284

From unitholder transactions
Proceeds from units issued	21,473,264	23,728,012
Cost of units redeemed	(4,863,504)	(6,919,746)

Net increase in net assets resulting from unitholder transactions	16,609,760	16,808,266

Net increase in net assets	22,265,976	22,170,550

Net Assets
Beginning of year	8,926,345	31,192,321

End of year	$31,192,321	$53,362,871

Number of units
Outstanding—beginning of year	912,372	2,443,658
Issued	1,950,938	1,799,614
Redeemed	(419,652)	(529,623)

Outstanding—end of year	2,443,658	3,713,649

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the periods ended December 31,
	2002*	2003	2004
Investment income†	$0.07	$0.14	$0.17
Net expenses(†)††	(0.06)	(0.14)	(0.15)

Net investment income	0.01	—	0.02
Net realized and unrealized gain (loss)	(0.23)	2.98	1.59

Net increase (decrease) in unit value	(0.22)	2.98	1.61
Net asset value at beginning of period	10.00	9.78	12.76

Net asset value at end of period	$9.78	$12.76	$14.37

Ratio of net expenses to average net assets††	0.60%	1.22%	1.12%
Ratio of net investment income to average net assets	0.08%	0.02%	0.18%
Portfolio turnover	6%	14%	13%
Total return	(2.20)%	30.47%	12.62%
Net assets at end of period (in thousands)	$8,926	$31,192	$53,363

†	Calculations prepared using the monthly average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	From commencement of operations, July 15, 2002.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—96.2%
COMMUNICATIONS—14.1%
Advertising—6.6%
Harte-Hanks, Inc.	35,800	$930,084
Interpublic Group of Cos., Inc.*	92,200	1,235,480
Omnicom Group	15,925	1,342,796

		3,508,360

Media—5.6%
McClatchy Co.	16,100	1,156,141
Tribune Co.	43,500	1,833,090

		2,989,231

Telecommunication—1.9%
CenturyTel, Inc.	29,300	1,039,271

		7,536,862

CONSUMER, CYCLICAL—9.4%
Leisure Time—2.3%
Carnival Corp.	21,300	1,227,519

Retail—3.3%
Yum! Brands, Inc.	37,600	1,773,968

Storage & Warehousing—2.3%
Mohawk Industries, Inc.*	13,400	1,222,750

Toys/Games/Hobbies—1.5%
Mattel, Inc.	41,400	806,886

		5,031,123

CONSUMER, NON-CYCLICAL—21.1%
Commercial Services—11.7%
Accenture Ltd.*	68,200	1,841,400
Aramark Corp.	39,400	1,044,494
Cendant Corp.	60,500	1,414,490
Equifax, Inc.	43,700	1,227,970
ServiceMaster Co.	49,700	685,363

		6,213,717

Healthcare-Products—4.6%
Baxter International, Inc.	71,300	2,462,702

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Household Products/Wares—2.5%
Clorox Co.	23,000	$1,355,390

Pharmaceuticals—2.3%
Omnicare, Inc.	35,500	1,229,010

		11,260,819

FINANCIAL—27.9%
Banks—7.9%
Banknorth Group, Inc.	45,100	1,650,660
Northern Trust Corp.	52,800	2,565,024

		4,215,684

Diversified Financial Services—11.1%
Franklin Resources, Inc.	24,300	1,692,495
Janus Capital Group, Inc.	73,300	1,232,173
MBNA Corp.	63,300	1,784,427
T Rowe Price Group, Inc.	19,700	1,225,340

		5,934,435

Insurance—8.9%
MBIA, Inc.	35,300	2,233,784
St Paul Travelers Cos., Inc.	35,600	1,319,692
XL Capital Ltd.	15,300	1,188,045

		4,741,521

		14,891,640

INDUSTRIAL—8.6%
Electronics—3.3%
Fisher Scientific International *	28,148	1,755,872

Environmental Control—2.5%
Waste Management, Inc.	44,200	1,323,348

Hand/Machine Tools—2.8%
Black & Decker Corp.	17,100	1,510,443

		4,589,663

TECHNOLOGY—15.1%
Computers—4.3%
Sungard Data Systems, Inc. *	80,900	2,291,897

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
TECHNOLOGY (Continued)
Office & Business Equipment—3.8%
Pitney Bowes, Inc.	44,100	$2,040,948

Software—7.0%
Certegy, Inc.(a)	17,200	611,115
Dun & Bradstreet Corp.*	13,200	787,380
IMS Health, Inc.	100,000	2,321,000

		3,719,495

		8,052,340

TOTAL COMMON STOCK (cost $42,403,488)		51,362,447

	Units
SHORT-TERM INVESTMENTS—8.2%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	3,730,018	3,730,018
State Street Quality D Short Term Investment Fund(b)(c)	623,500	623,500
TOTAL SHORT-TERM INVESTMENTS (cost $4,353,518)		4,353,518

TOTAL INVESTMENTS—104.40% (cost $46,757,006)		55,715,965
Liabilities in excess of other assets—(4.40)%		(2,353,094)

NET ASSETS —100.00%		$53,362,871

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2004
ASSETS

Investments, at value (cost $385,505,650)	$409,915,451	(a)
Cash	462,277
Receivable for investments sold	867,951
Dividends and interest receivable	287,727

Total assets	411,533,406

LIABILITIES

Payable for investments purchased	811,908
Payable for fund units redeemed	4,444,067
Payable for collateral received on securities loaned	85,878,573
Investment advisory fee payable	221,798
State Street Bank and Trust Company—program fee payable	66,535
Trustee, management and administration fees payable	20,405
American Bar Retirement Association—program fee payable	11,751
State Street Bank and Trust Company—administration fee payable	7,686
Other accruals	36,897

Total liabilities	91,499,620

Net assets (equivalent to $64.00 per unit based on 5,000,918 units outstanding)	$320,033,786

(a)	Includes securities on loan with a value of $83,651,271.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2004
Investment income
Dividends	$2,300,232
Interest	142,281
Securities lending income	182,910

Total investment income	2,625,423

Expenses
Investment advisory fee	1,340,378
State Street Bank and Trust Company—program fee	881,817
American Bar Retirement Association—program fee	137,714
Trustee, management and administration fees	240,567
Reports to unitholders	39,905
Legal and audit fees	61,696
Compliance consultant fees	103,569
Registration fees	5,167
State Street Bank and Trust Company—administration fees	7,686
Other fees	45,653

Total expenses	2,864,152

Net investment loss	(238,729)

Net realized and unrealized gain (loss) on investments
Net realized gain	45,748,278
Change in net unrealized appreciation (depreciation)	(23,742,843)

Net realized and unrealized gain	22,005,435

Net increase in net assets resulting from operations	$21,766,706

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended, December 31,
	2003	2004
From operations
Net investment loss	$(430,367)	$(238,729)
Net realized gain (loss)	(10,445,476)	45,748,278
Change in net unrealized appreciation (depreciation) on investments	98,088,014	(23,742,843)

Net increase in net assets resulting from operations	87,212,171	21,766,706

From unitholder transactions
Proceeds from units issued	26,290,953	75,113,405
Cost of units redeemed	(22,107,734)	(91,542,584)

Net increase (decrease) in net assets resulting from unitholder transactions	4,183,219	(16,429,179)

Net increase in net assets	91,395,390	5,337,527
Net Assets
Beginning of year	223,300,869	314,696,259

End of year	$314,696,259	$320,033,786

Number of units
Outstanding—beginning of year	5,207,132	5,285,323
Issued	517,603	1,330,920
Redeemed	(439,412)	(1,615,325)

Outstanding—end of year	5,285,323	5,000,918

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$0.68	$0.45	$0.41	$0.39	$0.50
Net expenses(†)††	(0.72)	(0.54)	(0.47)	(0.47)	(0.54)

Net investment loss	(0.04)	(0.09)	(0.06)	(0.08)	(0.04)
Net realized and unrealized gain (loss)	(9.56)	(13.33)	(16.76)	16.74	4.50

Net increase (decrease) in unit value	(9.60)	(13.42)	(16.82)	16.66	4.46
Net asset value at beginning of year	82.72	73.12	59.70	42.88	59.54

Net asset value at end of year	$73.12	$59.70	$42.88	$59.54	$64.00

Ratio of net expenses to average net assets††	0.81%	0.88%	0.93%	0.94%	0.92%
Ratio of net investment loss to average net assets	(0.04)%	(0.15)%	(0.11)%	(0.16)%	(0.08)%
Portfolio turnover	52%	48%	83%	46%	104%
Total return	(11.61)%	(18.35)%	(28.17)%	38.85%	7.49%
Net assets at end of year (in thousands)	$421,470	$331,258	$223,301	$314,696	$320,034

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMON STOCK—97.1%
BASIC MATERIALS—3.9%
Chemicals—2.3%
Albemarle Corp.	14,800	$572,908
Cabot Microelectronics Corp.*(a)	6,100	244,305
Cytec Industries, Inc.	10,800	555,336
Ferro Corp.	21,600	500,904
HB Fuller Co.	6,000	171,060
Hercules, Inc.*	38,100	565,785
Lubrizol Corp.	19,700	726,142
Methanex Corp.	157,000	2,866,820
Minerals Technologies, Inc.	9,700	646,990
PolyOne Corp.*	47,200	427,632

		7,277,882

Forest Products & Paper—1.1%
Caraustar Industries, Inc.*(a)	56,400	948,648
Glatfelter	104,200	1,592,176
Schweitzer-Mauduit International, Inc.	21,700	736,715

		3,277,539

Iron/Steel—0.5%
Carpenter Technology	10,500	613,830
Cleveland-Cliffs, Inc.(a)	11,100	1,152,846

		1,766,676

		12,322,097

COMMUNICATIONS—8.6%
Advertising—1.0%
Advo, Inc.	69,600	2,481,240
Valuevision Media, Inc.*(a)	46,400	645,424

		3,126,664

Internet—3.0%
Alloy, Inc.*(a)	75,200	606,864
Arbinet-thexchange, Inc.*(a)	2,300	57,155
Ariba, Inc.*(a)	17,500	290,500
Blue Nile, Inc.*(a)	10,700	295,534
Captiva Software Corp.*(a)	22,100	225,420
Digital River, Inc.*	11,200	466,032
Earthlink, Inc.*	28,300	326,016

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMUNICATIONS (Continued)
Internet (Continued)
Macromedia, Inc.*	52,600	$1,636,912
Matrixone, Inc.*	62,700	410,685
Openwave Systems, Inc.*(a)	30,800	476,168
ProQuest Co.*	200	5,940
S1 Corp.*	95,600	866,136
SupportSoft, Inc.*(a)	55,800	371,628
United Online, Inc.*(a)	87,300	1,006,569
Valueclick, Inc.*	67,600	901,108
WebEx Communications, Inc.*	36,700	872,726
Websense, Inc.*	18,100	918,032

		9,733,425

Media—2.0%
Citadel Broadcasting Corp.*	13,300	215,194
Emmis Communications Corp.*	14,800	284,012
Entercom Communications Corp.*	7,700	276,353
Insight Communications Co., Inc.*(a)	43,400	402,318
Journal Register Co.*(a)	35,500	686,215
Lin TV Corp.*(a)	18,400	351,440
Radio One, Inc.*	25,000	402,500
Radio One, Inc. (Class ‘D’ Shares)*	96,400	1,553,968
Reader’s Digest Association, Inc.	89,800	1,249,118
Regent Communications, Inc.*(a)	82,400	436,720
World Wrestling Entertainment, Inc.	34,700	420,911

		6,278,749

Telecommunication—2.6%
Alliance Fiber Optic Products, Inc.*	209,000	313,500
Atheros Communications, Inc.*(a)	59,500	609,875
Black Box Corp.(a)	4,700	225,694
Comtech Telecommunications Corp.*	27,700	1,041,797
Dobson Communications Corp.*	63,900	109,908
General Communication*	73,600	812,544
Harmonic, Inc.*(a)	48,400	403,656
HickoryTech Corp.	28,500	304,665
Ixia*	12,700	213,487
Jamdat Mobile, Inc.*(a)	3,400	70,210
Netgear, Inc.*(a)	60,300	1,096,857
Novatel Wireless, Inc.*(a)	34,300	664,734
Polycom, Inc.*	20,100	468,732

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
PTEK Holdings, Inc.*	12,000	$128,520
Spectralink Corp.	29,800	422,564
West Corp.*	42,100	1,393,931

		8,280,674

		27,419,512

CONSUMER, CYCLICAL—17.2%
Airlines—1.8%
Airtran Holdings, Inc.*(a)	27,300	292,110
Alaska Air Group, Inc.*(a)	32,400	1,085,076
Delta Air Lines, Inc.*(a)	274,600	2,054,008
Northwest Airlines Corp.*(a)	99,600	1,088,628
Pinnacle Airlines Corp.*	92,000	1,282,480

		5,802,302

Apparel—1.4%
Carter’s, Inc.*	12,400	421,476
Deckers Outdoor Corp.*	20,000	939,800
Hartmarx Corp.*	27,000	209,790
Quiksilver, Inc.*	29,400	875,826
Skechers U.S.A., Inc.*(a)	50,600	655,776
Stride Rite Corp.	16,200	180,954
Warnaco Group, Inc.*	53,200	1,149,120

		4,432,742

Auto Manufacturers—0.3%
ASV, Inc.*	15,600	747,240
Oshkosh Truck Corp.	3,100	211,978

		959,218

Auto Parts & Equipment—0.7%
BorgWarner, Inc.	8,200	444,194
TRW Automotive Holdings Corp.*	24,300	503,010
Visteon Corp.(a)	116,500	1,138,205

		2,085,409

Distribution/Wholesale—0.7%
United Stationers, Inc.(a)	8,200	378,840
WESCO International, Inc.*	13,000	385,320

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Distribution/Wholesale (Continued)
Building Material Holding Corp.(a)	4,900	$187,621
Hughes Supply, Inc.	13,300	430,255
Scansource, Inc.*	13,500	839,160
Watsco, Inc.(a)	2,700	95,094

		2,316,290

Entertainment—0.3%
Six Flags, Inc.(a)	157,100	843,627
Vail Resorts, Inc.*(a)	10,100	226,442

		1,070,069

Home Builders—2.3%
Beazer Homes USA, Inc.(a)	28,700	4,196,227
Fleetwood Enterprises, Inc.*	69,000	928,740
Hovnanian Enterprises, Inc.*	21,700	1,074,584
Standard-Pacific Corp.	10,300	660,642
WCI Communities, Inc.*(a)	15,700	461,580

		7,321,773

Home Furnishings—0.7%
Furniture Brands International, Inc.	79,700	1,996,485
Stanley Furniture Co., Inc.	4,700	211,265

		2,207,750

Housewares—0.4%
Libbey, Inc.	30,400	675,184
Toro Co.(a)	6,300	512,505

		1,187,689

Lodging—1.2%
Fairmont Hotels & Resorts, Inc.(a)	28,200	976,848
Four Seasons Hotels, Inc.(a)	17,200	1,406,788
La Quinta Corp.*	55,700	506,313
Orient-Express Hotels Ltd.(a)	49,900	1,026,443

		3,916,392

Retail—7.1%
AC Moore Arts & Crafts, Inc.*	12,700	365,887
American Eagle Outfitters	8,800	414,480
Bebe Stores, Inc.	36,000	971,280

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Borders Group, Inc.	24,600	$624,840
California Pizza Kitchen, Inc.*	99,400	2,286,200
Cash America International, Inc.	17,000	505,410
Christopher & Banks Corp.(a)	70,000	1,291,500
Coldwater Creek, Inc.*	25,000	771,750
First Cash Financial Services, Inc.*	16,700	446,057
Genesco, Inc.*(a)	23,900	744,246
Guitar Center, Inc.*(a)	36,100	1,902,109
Kenneth Cole Productions, Inc.(a)	8,300	256,138
Landry’s Restaurants, Inc.	12,500	363,250
Lithia Motors, Inc.	47,700	1,279,314
Nu Skin Enterprises, Inc.	37,300	946,674
OfficeMax, Inc.	13,889	435,837
Pacific Sunwear Of California*	39,300	874,818
Panera Bread Co.*(a)	17,200	693,504
Petco Animal Supplies, Inc.*	29,300	1,156,764
PF Chang’s China Bistro, Inc.*	18,500	1,042,475
Rare Hospitality International, Inc.*	18,500	589,410
Red Robin Gourmet Burgers, Inc.*	17,000	908,990
Restoration Hardware, Inc.*	46,800	268,632
Ruby Tuesday, Inc.(a)	51,600	1,345,728
School Specialty, Inc.*	20,200	778,912
Sports Authority, Inc.*(a)	8,700	224,025
Tractor Supply Co.*(a)	28,400	1,056,764
Tweeter Home Entertainment Group, Inc.*(a)	29,000	198,650

		22,743,644

Textiles—0.3%
G&K Services, Inc.	23,000	998,660

		55,041,938

CONSUMER, NON-CYCLICAL—16.2%
Agriculture—0.1%
Delta & Pine Land Co.	12,800	349,184

Biotechnology—1.3%
Applera Corp.—Celera Genomics Group*(a)	21,500	295,625
Arena Pharmaceuticals, Inc.*(a)	10,850	72,587
Cotherix, Inc.*(a)	22,800	271,776
Cytokinetics, Inc.*(a)	29,900	306,475
Exelixis, Inc.*	15,700	149,150

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
ID Biomedical Corp.*(a)	21,900	$326,091
Illumina, Inc.*	42,700	404,796
Incyte Corp.*(a)	64,700	646,353
Kosan Biosciences, Inc.*(a)	32,700	226,611
Protein Design Labs, Inc.*(a)	23,900	493,774
Qiagen NV*(a)	49,500	542,025
Telik, Inc.*(a)	7,400	141,636
Vertex Pharmaceuticals, Inc.*(a)	22,200	234,654

		4,111,553

Commercial Services—4.5%
Advisory Board Co.*	29,400	1,084,272
Alliance Data Systems Corp.*	9,100	432,068
AMN Healthcare Services, Inc.*(a)	65,248	1,038,096
ANC Rental Corp.*	134,000	13
Arbitron, Inc.	53,400	2,092,212
Bright Horizons Family Solutions, Inc.*	6,900	446,844
Charles River Associates, Inc.*	15,200	710,904
Clark, Inc.*(a)	16,800	260,736
DeVry, Inc.*	16,000	277,760
Euronet Worldwide, Inc.*	26,600	692,132
Exponent, Inc.*	15,600	428,844
Gartner, Inc.*(a)	85,200	1,061,592
Kendle International, Inc.*	27,100	238,480
Laureate Education, Inc.*	10,500	462,945
MAXIMUS, Inc.*	19,100	594,392
PRG-Schultz International, Inc.*(a)	18,600	93,558
Resources Connection, Inc.*(a)	47,200	2,563,432
Steiner Leisure Ltd.*	27,200	812,736
TNS, Inc.*(a)	19,400	423,890
Watson Wyatt & Co. Holdings(a)	22,600	609,070

		14,323,976

Cosmetics/Personal Care—0.2%
Chattem, Inc.*	18,100	599,110

Food—1.3%
Del Monte Foods Co.*	28,600	315,172
Fresh Del Monte Produce, Inc.(a)	10,500	310,905
Interstate Bakeries(a)	109,000	697,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Food (Continued)
Performance Food Group Co.*	56,300	$1,515,033
Tootsie Roll Industries, Inc.	22,018	762,483
Wild Oats Markets, Inc.*(a)	70,000	616,700

		4,217,893

Healthcare-Products—3.2%
Advanced Medical Optics, Inc.*	21,000	863,940
Arrow International, Inc.(a)	10,700	331,593
Candela Corp.*	43,700	496,432
Conmed Corp.*	14,700	417,774
Cooper Cos., Inc.	12,500	882,375
CTI Molecular Imaging, Inc.*	93,100	1,321,089
Diagnostic Products Corp.(a)	17,700	974,385
Haemonetics Corp.*	14,300	517,803
Invacare Corp.	6,200	286,812
Kensey Nash Corp.*	20,900	721,677
LCA-Vision, Inc.	39,900	933,261
PSS World Medical, Inc.*	30,800	385,462
Respironics, Inc.*	5,800	315,288
Wright Medical Group, Inc.*	41,800	1,191,300
Zoll Medical Corp.*	18,600	639,840

		10,279,031

Healthcare-Services—1.5%
American Healthways, Inc.*(a)	11,800	389,872
LifePoint Hospitals, Inc.*	17,300	602,386
Magellan Health Services, Inc.*(a)	22,700	775,432
Psychiatric Solutions, Inc.*	20,100	734,856
Res-Care, Inc.*	14,500	220,690
Sierra Health Services*	15,700	865,227
Symbion, Inc.*	17,000	375,360
VistaCare, Inc.*(a)	52,300	869,749

		4,833,572

Household Products—0.1%
WD-40 Co.(a)	10,100	286,941

Household Products/Wares—0.5%
Jarden Corp.*(a)	33,500	1,455,240

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals—3.5%
Accelrys, Inc.*	9,900	$77,220
Alkermes, Inc.*(a)	15,500	218,395
Alnylam Pharmaceuticals, Inc.*(a)	18,000	132,840
American Pharmaceutical Partners, Inc.*(a)	5,900	220,719
Amylin Pharmaceuticals, Inc.*(a)	72,300	1,688,928
Anadys Pharmaceuticals, Inc.*(a)	26,900	199,329
Atherogenics, Inc.*(a)	84,700	1,995,532
Bone Care International, Inc.*	18,000	501,300
Cell Therapeutics, Inc.*(a)	32,700	266,178
CV Therapeutics, Inc.*(a)	13,600	312,800
Eyetech Pharmaceuticals, Inc.*(a)	6,900	313,950
First Horizon Pharmaceutical Corp.*	28,900	661,521
Inspire Pharmaceuticals, Inc.*(a)	27,600	462,852
Kos Pharmaceuticals, Inc.*(a)	4,300	161,852
KV Pharmaceutical Co.*	10,900	248,302
Medicines Co.*	2,500	72,000
Neurogen Corp.*(a)	10,000	93,600
NPS Pharmaceuticals, Inc.*	9,500	173,660
Onyx Pharmaceuticals, Inc.*(a)	7,800	252,642
Perrigo Co.(a)	16,800	290,136
Pharmacopeia Drug Discovery, Inc.*	15,300	91,647
Renovis, Inc.*(a)	34,200	491,796
VCA Antech, Inc.*	47,000	921,200
Vicuron Pharmaceuticals, Inc.*(a)	65,900	1,147,319
Zymogenetics, Inc.*(a)	14,900	342,700

		11,338,418

		51,794,918

ENERGY—3.8%
Coal—0.4%
Massey Energy Co.	41,600	1,453,920

Energy-Alternate Sources—0.0%
FuelCell Energy, Inc.*(a)	10,900	107,910

Oil & Gas—2.7%
Berry Petroleum Co.	9,400	448,380
Cabot Oil & Gas Corp.	24,200	1,070,850
Delta Petroleum Corp.*(a)	38,900	609,952
Energy Partners Ltd.*(a)	30,400	616,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
ENERGY (Continued)
Oil & Gas (Continued)
Helmerich & Payne, Inc.	45,800	$1,559,032
Noble Energy, Inc.(a)	8,000	493,280
Patina Oil & Gas Corp.	6,700	251,250
Patterson-UTI Energy, Inc.	30,400	591,280
Plains Exploration & Production Co.*	30,400	790,400
Range Resources Corp.(a)	19,600	401,016
San Juan Basin Royalty TR(a)	21,300	627,072
Spinnaker Exploration Co.*(a)	7,700	270,039
St Mary Land & Exploration Co.(a)	5,700	237,918
Whiting Petroleum Corp.*(a)	21,100	638,275

		8,604,952

Oil & Gas Services—0.7%
Hydril*	16,900	769,119
Key Energy Services, Inc.*	25,500	300,900
Newpark Resources*(a)	131,100	675,165
W-H Energy Services, Inc.*	19,100	427,076

		2,172,260

		12,339,042

FINANCIAL—18.4%
Banks—6.1%
Bancfirst Corp.(a)	16,700	1,318,966
Bank of the Ozarks, Inc.	6,100	207,583
Boston Private Financial Holdings, Inc.(a)	1,100	30,987
Central Pacific Financial Corp.	24,700	893,399
Citizens Banking Corp.(a)	52,300	1,796,505
Cullen	15,700	763,020
CVB Financial Corp.	8,000	212,480
First Community Bancorp, Inc.(a)	17,000	725,900
First Mariner Bancorp, Inc. *	1,200	21,072
First National of Nebraska, Inc.	25	118,125
Fulton Financial Corp.(a)	1,764	41,119
Greater Bay Bancorp.(a)	20,600	574,328
Hancock Holding Co.	38,000	1,271,480
Hanmi Financial Corp.	11,700	420,498
Independent Bank Corp.	6,600	222,750
MainSource Financial Group, Inc.(a)	1,680	40,118
Old Second Bancorp, Inc.(a)	54,200	1,727,896
Pacific Continental Corp.	3,300	51,975

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Placer Sierra Bancshares (a)	17,100	$486,324
PrivateBancorp, Inc.	12,700	409,321
Prosperity Bancshares, Inc.	7,700	224,917
Provident Bankshares Corp.	57,425	2,088,547
R-G Financial Corp.	16,900	657,072
SCBT Financial Corp.	7,875	264,364
Silicon Valley Bancshares*	10,000	448,200
South Financial Group, Inc.	16,300	530,239
State Financial Services Corp.(a)	5,500	165,550
Sterling Bancshares, Inc.	18,600	265,422
Taylor Capital Group, Inc.	4,300	144,050
Trico Bancshares	9,300	217,620
UMB Financial Corp.	23,800	1,348,508
Umpqua Holdings Corp.(a)	48,200	1,215,122
Wintrust Financial Corp.	10,900	620,864

		19,524,321

Diversified Financial Services—2.7%
Advanta Corp.	9,000	218,430
Affiliated Managers Group*(a)	10,900	738,366
AmeriCredit Corp.*	94,900	2,320,305
Asta Funding, Inc.	16,600	445,544
Bay View Capital Corp.	6,100	93,391
Encore Capital Group, Inc.*	8,700	206,886
Falcon Financial Investment Trust	29,400	205,800
Federal Agricultural Mortgage Corp.(a)	22,600	526,580
IndyMac Bancorp, Inc.	32,700	1,126,515
National Financial Partners Corp.	71,300	2,766,440

		8,648,257

Insurance—3.5%
21st Century Insurance Group	33,400	454,240
Arch Capital Group Ltd.*	16,800	650,160
Endurance Specialty Holdings Ltd.	12,500	427,500
First American Corp.	48,000	1,686,720
Max Re Capital Ltd.	17,000	362,610
Ohio Casualty Corp.*	30,500	707,905
Philadelphia Consolidated Holding Co.*	14,900	985,486
Reinsurance Group Of America	29,400	1,424,430
Scottish Re Group Ltd.(a)	31,500	815,850

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Insurance (Continued)
State Auto Financial Corp.	8,100	$209,385
United National Group Ltd.*(a)	14,500	269,990
Universal American Financial Corp.*	16,300	252,161
WR Berkley Corp.	39,125	1,845,526
Zenith National Insurance Corp.(a)	20,000	996,800

		11,088,763

Investment Companies—0.6%
American Capital Strategies Ltd.(a)	46,500	1,550,775
Medallion Financial Corp.(a)	39,600	384,120

		1,934,895

Real Estate—0.5%
CB Richard Ellis Group, Inc.*	15,200	509,960
Trammell Crow Co.*	57,900	1,048,569

		1,558,529

REITS—4.6%
American Financial Realty Trust	19,200	310,656
Annaly Mortgage Management, Inc.(a)	97,900	1,920,798
Anthracite Capital, Inc.	83,900	1,037,004
Arbor Realty Trust, Inc.	12,000	294,480
Cousins Properties, Inc.	23,500	711,345
Gramercy Capital Corp.	25,900	533,540
LaSalle Hotel Properties	32,600	1,037,658
Luminent Mortgage Capital, Inc.(a)	17,800	211,820
Meristar Hospitality Corp.*	38,300	319,805
MFA Mortgage Investments, Inc.	59,000	520,380
Pan Pacific Retail Properties, Inc.	12,500	783,750
PS Business Parks, Inc.	22,100	996,710
Saul Centers, Inc.	15,200	581,400
Saxon Capital, Inc.	65,100	1,561,749
SL Green Realty Corp.	36,300	2,197,965
Spirit Finance Corp.*(a)	4,100	51,865
Strategic Hotel Capital, Inc.	26,400	435,600
U-Store-It Trust	25,400	440,690
Ventas, Inc.	31,400	860,674

		14,807,889

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
FINANCIAL (Continued)
Savings & Loans—0.4%
Flushing Financial Corp.	10,300	$206,618
Franklin Bank Corp.*	5,400	98,550
Harbor Florida Bancshares, Inc.	6,200	214,582
PFF Bancorp, Inc.	9,600	444,768
Riverview Bancorp, Inc.(a)	7,400	163,984
WSFS Financial Corp.	3,600	217,152

		1,345,654

		58,908,308

INDUSTRIAL—14.0%
Aerospace & Defense—2.1%
Armor Holdings, Inc.*	20,200	949,804
Curtiss-Wright Corp.(a)	4,500	258,345
DRS Technologies, Inc.*	20,400	871,284
Engineered Support Systems, Inc.(a)	19,400	1,148,868
Moog, Inc.*	15,200	689,320
MTC Technologies, Inc.*	7,100	238,347
Orbital Sciences Corp.*(a)	111,700	1,321,411
Teledyne Technologies, Inc.*	28,700	844,641
Triumph Group, Inc.*	6,200	244,900

		6,566,920

Building Materials—1.1%
Eagle Materials, Inc.(a)	8,300	716,705
Genlyte Group, Inc.*	5,400	462,672
NCI Building Systems, Inc.*	17,600	660,000
Simpson Manufacturing Co., Inc.	12,700	443,230
Texas Industries, Inc.	6,300	392,994
USG Corp.*(a)	13,600	547,672
York International Corp.(a)	5,400	186,516

		3,409,789

Electrical Components & Equipment—1.0%
Advanced Energy Industries, Inc.*(a)	154,000	1,406,020
GrafTech International Ltd.*	49,400	467,324
Power-One, Inc.*	53,900	480,788
Wilson Greatbatch Technologies, Inc.*(a)	35,900	804,878

		3,159,010

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INDUSTRIAL (Continued)
Electronics—3.3%
Benchmark Electronics, Inc.*	67,300	$2,294,930
Checkpoint Systems, Inc.*	14,600	263,530
Cymer, Inc.*	92,800	2,741,312
Electro Scientific Industries, Inc.*(a)	61,900	1,223,144
FEI Co.*(a)	25,600	537,600
II-VI, Inc.*	15,200	645,848
LoJack Corp.*	60,000	727,800
Plexus Corp.*	77,700	1,010,877
Rogers Corp.*(a)	7,000	301,700
Trimble Navigation Ltd.*	27,600	911,904

		10,658,645

Environmental Control—0.2%
Tetra Tech, Inc.*	40,200	672,948

Machinery-Diversified—1.0%
Albany International Corp.	12,300	432,468
Graco, Inc.	37,800	1,411,830
Manitowoc Co.(a)	6,700	252,255
Nordson Corp.(a)	11,400	456,798
Tecumseh Products Co.(a)	10,000	478,000
Tennant Co.	8,400	333,060

		3,364,411

Metal Fabricate/Hardware—0.3%
Mueller Industries, Inc.	7,500	241,500
NS Group, Inc.*	29,500	820,100

		1,061,600

Miscellaneous Manufacturing—2.0%
Actuant Corp.*	41,500	2,164,225
Aptargroup, Inc.	34,100	1,799,798
Ceradyne, Inc.*	17,700	1,012,617
ESCO Technologies, Inc.*	14,100	1,080,765
Matthews International Corp.	11,800	434,240

		6,491,645

Packaging & Containers—0.3%
Packaging Corp. of America	36,400	857,220

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
INDUSTRIAL (Continued)
Transportation—2.6%
Arkansas Best Corp.	23,500	$1,054,915
Celadon Group, Inc.*	27,700	616,325
Central Freight Lines, Inc.*(a)	12,400	78,120
EGL, Inc.*	25,900	774,151
Genesee & Wyoming, Inc.*	7,200	202,536
Kirby Corp.*	7,700	341,726
Marten Transport Ltd.*	9,900	225,027
Offshore Logistics, Inc.	17,300	561,731
OMI Corp.	40,800	687,480
Pacer International, Inc.*	38,600	820,636
Sirva, Inc.*	23,100	443,982
Swift Transportation Co., Inc.*(a)	35,800	768,984
UTI Worldwide, Inc.	9,500	646,190
Yellow Roadway Corp.*(a)	21,100	1,175,481

		8,397,284

Trucking&Leasing—0.1%
Greenbrier Cos., Inc.	7,300	247,105

		44,886,577

TECHNOLOGY—12.4%
Computers—2.5%
Anteon International Corp.*	23,600	987,896
BISYS Group, Inc.*	42,400	697,480
Brocade Communications Systems, Inc.*(a)	187,400	1,431,736
Dot Hill Systems Corp.*(a)	139,800	1,096,032
Electronics for Imaging*	26,300	457,883
Gateway, Inc.*(a)	149,100	896,091
Hutchinson Technology, Inc.*(a)	21,400	739,798
Intergraph Corp.*	9,100	245,063
Kanbay International, Inc.*(a)	12,600	394,380
Overland Storage, Inc.*(a)	50,900	849,521
Perot Systems Corp.*	13,500	216,405

		8,012,285

Semiconductors—6.0%
Applied Micro Circuits Corp.*	91,200	383,952
ASM International NV*	29,500	484,095
Credence Systems Corp.*	113,100	1,034,865
Diodes, Inc.*	17,500	396,025

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
TECHNOLOGY (Continued)
Semiconductors (Continued)
Emcore Corp.*(a)	113,900	$397,511
Emulex Corp.*	57,300	964,932
Fairchild Semiconductor International, Inc.*	61,700	1,003,242
Formfactor, Inc.*	61,400	1,666,396
Genesis Microchip, Inc.*(a)	12,000	194,640
Helix Technology Corp.(a)	20,000	347,800
Kulicke & Soffa Industries, Inc.*(a)	115,000	991,300
LTX Corp.*(a)	160,100	1,231,169
Micrel, Inc.*(a)	68,600	755,972
MIPS Technologies, Inc.*(a)	138,200	1,361,270
MKS Instruments, Inc.*(a)	69,800	1,294,790
Netlogic Microsystems, Inc.*(a)	27,700	276,723
Pixelworks, Inc.*(a)	113,700	1,289,358
Power Integrations, Inc.*	16,300	322,414
Rudolph Technologies, Inc.*	29,600	508,232
Semtech Corp.*	60,800	1,329,696
Sigmatel, Inc.*	15,000	532,950
Siliconix, Inc.*	8,700	317,463
Transwitch Corp.*(a)	273,800	421,652
Veeco Instruments, Inc.*(a)	70,800	1,491,756

		18,998,203

Software—3.9%
Allscripts Healthcare Solutions, Inc.*(a)	55,800	595,386
Altiris, Inc.*(a)	9,400	333,042
Ascential Software Corp.*	20,000	326,200
Avid Technology, Inc.*	15,300	944,775
Blackboard, Inc.*(a)	5,800	85,898
CallWave, Inc.*(a)	19,200	296,448
CCC Information Services Group*	10,400	230,984
Digi International, Inc.*	28,300	486,477
Embarcadero Technologies, Inc.*	19,400	182,554
Hyperion Solutions Corp.*	18,600	867,132
IDX Systems Corp.*	5,700	196,422
NDCHealth Corp.(a)	37,800	702,702
Per-Se Technologies, Inc.*(a)	54,100	856,403
Pinnacle Systems, Inc.*	94,200	574,620
Progress Software Corp.*	19,200	448,320
Quality Systems, Inc.*	7,100	424,580
Quest Software, Inc.*	88,500	1,411,575

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Red Hat, Inc.*(a)	36,200	$483,270
Salesforce.com, Inc.*(a)	17,100	289,674
SCO Group, Inc.*(a)	42,400	179,776
Serena Software, Inc.*(a)	65,800	1,423,912
SYNNEX Corp.*(a)	13,900	334,434
Take-Two Interactive Software, Inc.*(a)	10,700	372,253
THQ, Inc.*(a)	15,700	360,158
Trident Microsystems, Inc.*(a)	10,300	172,216

		12,579,211

		39,589,699

UTILITIES—2.6%
Electric—1.5%
CMS Energy Corp.*	219,600	2,294,820
NorthWestern Corp.*	8,200	229,600
Sierra Pacific Resources*(a)	137,000	1,438,500
Westar Energy, Inc.	38,200	873,634

		4,836,554

Gas—1.1%
Atmos Energy Corp.	48,400	1,323,740
Energen Corp.(a)	13,200	778,140
SEMCO Energy, Inc.(a)	8,600	45,924
Southwest Gas Corp.	44,100	1,120,140
UGI Corp.	8,100	331,371

		3,599,315

		8,435,869

TOTAL COMMON STOCK (cost $286,328,159)		310,737,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2004

	Units	Value
SHORT-TERM INVESTMENTS—31.0%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	13,298,918	$13,298,918
State Street Quality D Short Term Investment Fund(b)(c)	85,878,573	85,878,573

TOTAL SHORT-TERM INVESTMENTS (cost $99,177,491)		99,177,491

TOTAL INVESTMENTS—128.10% (cost $385,505,650)		409,915,451
Liabilities in excess of other assets—(28.10)%		(89,881,665)

NET ASSETS—100.00%		$320,033,786

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2004
ASSETS
Investments, at value (cost $867,901,352)	$867,901,352
Receivable for fund units sold	568,382

Total assets	868,469,734

LIABILITIES
Payable for fund units redeemed	3,720,388
State Street Bank and Trust Company—program fee payable	181,238
Trustee, management and administration fees payable	55,747
American Bar Retirement Association—program fee payable	32,126
State Street Bank and Trust Company—administration fee payable	22,615
Other accruals	127,563

Total liabilities	4,139,677

Net assets (equivalent to $29.56 per unit based on 29,243,928 units outstanding)	$864,330,057

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2004
Interest income	$29,441,175

Expenses
State Street Bank and Trust Company—program fee	2,476,060
American Bar Retirement Association—program fee	386,678
Trustee, management and administration fees	675,484
Reports to unitholders	118,299
Legal and audit fees	182,899
Compliance consultant fees	307,035
Registration fees	15,318
State Street Bank and Trust Company—administration fees	22,615
Other fees	135,339

Total expenses	4,319,727

Net interest income and net increase in net assets resulting from operations	$25,121,448

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net interest income and net increase in net assets resulting from operations	$28,734,845	$25,121,448

From unitholder transactions
Proceeds from units issued	171,457,459	133,065,775
Cost of units redeemed	(209,188,443)	(176,203,105)

Net decrease in net assets resulting from unitholder transactions	(37,730,984)	(43,137,330)

Net decrease in net assets	(8,996,139)	(18,015,882)
Net Assets
Beginning of year	891,342,078	882,345,939

End of year	$882,345,939	$864,330,057

Number of units
Outstanding—beginning of year	32,030,109	30,727,206
Issued	6,074,681	4,583,669
Redeemed	(7,377,584)	(6,066,947)

Outstanding—end of year	30,727,206	29,243,928

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002*	2003	2004
Investment income†	$1.66	$1.48	$1.24	$1.03	$0.98
Net expenses(†)††	(0.10)	(0.12)	(0.14)	(0.14)	(0.14)

Net investment income	1.56	1.36	1.10	0.89	0.84
Distributions of net investment income	(1.56)	(1.36)	(0.67)	—	—

Net increase in unit value	—	—	0.43	0.89	0.84
Net asset value at beginning of year	27.40	27.40	27.40	27.83	28.72

Net asset value at end of year	$27.40	$27.40	$27.83	$28.72	$29.56

Ratio of net expenses to average net assets††	0.37%	0.45%	0.52%	0.51%	0.50%
Ratio of net investment income to average net assets	6.07%	5.39%	4.03%	3.14%	2.88%
Total return	6.27%	5.56%	4.12%	3.20%	2.92%
Net assets at end of year (in thousands)	$726,437	$797,860	$891,342	$882,346	$864,330

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Since July 15, 2002, the Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be retained by the Fund. The units of the Stable Asset Return Fund were subject to a reverse split (27.4 for 1) effective July 15, 2002. The per unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust
(“SAFT”) (Units 867,901,352) ** (a)		$867,901,352

TOTAL INVESTMENTS (Cost $867,901,352) (100.4%)		867,901,352
LIABILITIES IN EXCESS OF OTHER ASSETS (-0.4%)		(3,571,295)

NET ASSETS (100.0%)		$864,330,057

(a) Stable Asset Return Fund holds 100.0% of SAFT which holds the following investments:
	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Investment Contracts (30.53%)
GE Capital Assurance
3 Investment Contracts
(Maturities ranging from April 15, 2005 to June 15, 2007)	3.25–6.05%	$27,207,284
GE Life and Annuity Assurance
2 Investment Contracts
(Maturities ranging from August 4, 2009 to December 1, 2009)	4.09–4.12	30,715,597
Hartford Life Insurance Company
2 Investment Contracts
(Maturities ranging from September 15, 2005 to March 22, 2006)	5.77–6.10	21,712,232
Jackson National Life Insurance Company
1 Investment Contract
(Maturity date September 9, 2009)	3.76	12,085,246
John Hancock Mutual Life Insurance Company
1 Investment Contract
(Maturity date September 9, 2009)	7.50	4,589,719
Metropolitan Life Insurance Company
3 Investment Contracts
(Maturities ranging from October 15, 2005 to June 16, 2006)	4.70–5.63	22,828,972
Monumental Life Insurance Company
1 Investment Contract
(Maturity date July 15, 2006)	4.39	6,875,116
New York Life Asset Management
2 Investment Contracts
(Maturities ranging from October 17, 2005 to May 15, 2007)	3.89–5.31	14,913,231
Principal Mutual Life Insurance Company
2 Investment Contracts
(Maturities ranging from October 16, 2006 to August 15, 2007)	3.32–3.91	26,827,151

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

Protective Life Insurance Company
2 Investment Contracts
(Maturities ranging from September 17, 2007 to November 15, 2007)	3.23–3.49%	$31,937,764
Transamerica Occidental Life Insurance Company
3 Investment Contracts
(Maturities ranging from August 5, 2008 to March 3, 2009)	4.01–4.38	30,186,973
Travelers Insurance Company
2 Investment Contracts
(Maturities ranging from March 15, 2007 to July 16, 2007)	3.44–3.59	24,795,398
United of Omaha Insurance Company
1 Investment Contract
(Maturity date February 28, 2008)	3.76	10,260,095

Total Investment Contracts (Cost $264,934,778)		$264,934,778

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (40.05%)*
Bank of America
Contract 02-085 (1)	3.56–4.05%	$81,365,243
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,048,330
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,772,275
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,557,000
Value $1,401,846
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,125,000
Value $1,419,125
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $2,813,430
Morgan Stanley, 5.02% 10/15/37
Principal $2,500,000
Value $1,664,902

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Prudential Securities, 6.07%, 1/15/08
Principal $1,250,000
Value $100,731
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,507,040
Credit Suisse First Boston, 4.30%, 7/15/36
Principal $1,702,750
Value $1,723,898
Credit Suisse First Boston, 2.84%, 5/15/38
Principal $871,250
Value $845,391
Credit Suisse First Boston, 5.26%, 12/15/35
Principal $2,787,500
Value $1,754,815
Credit Suisse First Boston, 3.73%, 3/15/35
Principal $1,672,500
Value $1,542,196
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $2,500,000
Value $1,655,525
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,347,089
Residential Asset Securities Corporation, 2.28%, 7/25/28
Principal $2,371,000
Value $2,329,721
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,000
Value $1,446,272
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,817,388
JP Morgan Chase & Co., 4.48%, 7/15/41
Principal $791,750
Value $790,489
JP Morgan Chase & Co., 4.28%, 1/12/37
Principal $2,000,000
Value $1,848,268
JP Morgan Chase & Co., 4.13%, 10/15/37
Principal $3,210,000
Value $3,022,670

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
IKON Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,799,613
GE Capital Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $2,106,750
Value $1,717,312
GMAC Commercial Mortgage Securities, Inc., 6.65%, 4/15/10
Principal $2,335,250
Value $1,520,332
Federal National Mortgage Association, 4.30%, 7/15/36
Principal $2,082,500
Value $547,034
Federal National Mortgage Association, 2.86%, 12/26/29
Principal $2,500,000
Value $1,472,214
Federal National Mortgage Association, 2.85%, 10/25/33
Principal $1,875,000
Value $1,626,103
Federal Home Loan Mortgage Corp., 3.50%, 12/15/25
Principal $2,500,000
Value $2,431,550
Federal National Mortgage Association, 4.06%, 11/25/33
Principal $1,250,000
Value $1,254,638
Federal Home Loan Mortgage Corp., 3.50%, 9/15/26
Principal $2,500,000
Value $2,185,985
Federal National Mortgage Association, 4.50%, 7/25/30
Principal $3,275,000
Value $3,225,129
Federal Home Loan Mortgage Corp., 4.50%, 11/15/26
Principal $714,250
Value $712,200
Federal Home Loan Mortgage Corp., 5.50%, 1/15/26
Principal $1,315,168
Value $1,356,977
Centex Home Equity, 4.02%, 4/25/28
Principal $641,000
Value $642,564
Centex Home Equity, 5.08%, 5/25/32
Principal $564,250
Value $576,139

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Salomon Brothers Mortgage Securities, 6.51%, 12/18/33
Principal $3,000,000
Value $1,992,132
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $750,135
State Street and Trust Company Mortgage Backed Index Fund **
Units 525,034, Value $9,439,590
State Street and Trust Company Asset Backed Index Fund **
Units 412,868, Value $7,081,105

Total Value of underlying securities $80,182,153
Value of Investment Contracts $1,183,090

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)
JP Morgan Chase
Contract AABA06 (1)	3.57-4.05%	$81,361,227
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,048,330
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,772,275
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,557,000
Value $1,401,846
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,125,000
Value $1,419,125
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $2,813,430
Morgan Stanley, 5.02% 10/15/37
Principal $2,500,000
Value $1,664,902
Prudential Securities, 6.07%, 1/15/08
Principal $1,250,000
Value $100,731
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,507,040
Credit Suisse First Boston, 4.30%, 7/15/36
Principal $1,702,750
Value $1,723,898
Credit Suisse First Boston, 2.84%, 5/15/38
Principal $871,250
Value $845,391
Credit Suisse First Boston, 5.26%, 12/15/35
Principal $2,787,500
Value $1,754,815
Credit Suisse First Boston, 3.73%, 3/15/35
Principal $1,672,500
Value $1,542,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $2,500,000
Value $1,655,525
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,347,089
Residential Asset Securities Corporation, 2.28%, 7/25/28
Principal $2,371,000
Value $2,329,721
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,000
Value $1,446,272
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,817,388
JP Morgan Chase & Co., 4.48%, 7/15/41
Principal $791,750
Value $790,489
JP Morgan Chase & Co., 4.28%, 1/12/37
Principal $2,000,000
Value $1,848,268
JP Morgan Chase & Co., 4.13%, 10/15/37
Principal $3,210,000
Value $3,022,670
IKON Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,799,613
GE Capital Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $2,106,750
Value $1,717,312
GMAC Commercial Mortgage Securities, Inc., 6.65%, 4/15/10
Principal $2,335,250
Value $1,520,332
Federal National Mortgage Association, 4.30%, 7/15/36
Principal $2,082,500
Value $547,034
Federal National Mortgage Association, 2.86%, 12/26/29
Principal $2,500,000
Value $1,472,214
Federal National Mortgage Association, 2.85%, 10/25/33
Principal $1,875,000
Value $1,626,103

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Federal Home Loan Mortgage Corp., 3.50%, 12/15/25
Principal $2,500,000
Value $2,431,550
Federal National Mortgage Association, 4.06%, 11/25/33
Principal $1,250,000
Value $1,254,638
Federal Home Loan Mortgage Corp., 3.50%, 9/15/26
Principal $2,500,000
Value $2,185,985
Federal National Mortgage Association, 4.50%, 7/25/30
Principal $3,275,000
Value $3,225,129
Federal Home Loan Mortgage Corp., 4.50%, 11/15/26
Principal $714,250
Value $712,200
Federal Home Loan Mortgage Corp., 5.50%, 1/15/26
Principal $1,315,168
Value $1,356,977
Centex Home Equity, 4.02%, 4/25/28
Principal $641,000
Value $642,564
Centex Home Equity, 5.08%, 5/25/32
Principal $564,250
Value $576,139
Salomon Brothers Mortgage Securities, 6.51%, 12/18/33
Principal $3,000,000
Value $1,992,132
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $750,135
State Street and Trust Company Mortgage Backed Index Fund **
Units 525,034, Value $9,439,590
State Street and Trust Company Asset Backed Index Fund **
Units 412,868, Value $7,081,105

Total Value of underlying securities $80,182,153
Value of Investment Contracts $1,179,074

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)
Royal Bank of Canada
Contract SSABRA01 (1)	3.89–4.05%	$81,363,955
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,048,330
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,772,275
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,557,000
Value $1,401,846
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,125,000
Value $1,419,125
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $2,813,430
Morgan Stanley, 5.02% 10/15/37
Principal $2,500,000
Value $1,664,902
Prudential Securities, 6.07%, 1/15/08
Principal $1,250,000
Value $100,731
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,507,040
Credit Suisse First Boston, 4.30%, 7/15/36
Principal $1,702,750
Value $1,723,898
Credit Suisse First Boston, 2.84%, 5/15/38
Principal $871,250
Value $845,391
Credit Suisse First Boston, 5.26%, 12/15/35
Principal $2,787,500
Value $1,754,815

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Credit Suisse First Boston, 3.73%, 3/15/35
Principal $1,672,500
Value $1,542,196
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $2,500,000
Value $1,655,525
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,347,089
Residential Asset Securities Corporation, 2.28%, 7/25/28
Principal $2,371,000
Value $2,329,721
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,000
Value $1,446,272
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,817,388
JP Morgan Chase & Co., 4.48%, 7/15/41
Principal $791,750
Value $790,489
JP Morgan Chase & Co., 4.28%, 1/12/37
Principal $2,000,000
Value $1,848,268
JP Morgan Chase & Co., 4.13%, 10/15/37
Principal $3,210,000
Value $3,022,670
IKON Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,799,613
GE Capital Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $2,106,750
Value $1,717,312
GMAC Commercial Mortgage Securities, Inc., 6.65%, 4/15/10
Principal $2,335,250
Value $1,520,332
Federal National Mortgage Association, 4.30%, 7/15/36
Principal $2,082,500
Value $547,034
Federal National Mortgage Association, 2.86%, 12/26/29
Principal $2,500,000
Value $1,472,214

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Federal National Mortgage Association, 2.85%, 10/25/33
Principal $1,875,000
Value $1,626,103
Federal Home Loan Mortgage Corp., 3.50%, 12/15/25
Principal $2,500,000
Value $2,431,550
Federal National Mortgage Association, 4.06%, 11/25/33
Principal $1,250,000
Value $1,254,638
Federal Home Loan Mortgage Corp., 3.50%, 9/15/26
Principal $2,500,000
Value $2,185,985
Federal National Mortgage Association, 4.50%, 7/25/30
Principal $3,275,000
Value $3,225,129
Federal Home Loan Mortgage Corp., 4.50%, 11/15/26
Principal $714,250
Value $712,200
Federal Home Loan Mortgage Corp., 5.50%, 1/15/26
Principal $1,315,168
Value $1,356,977
Centex Home Equity, 4.02%, 4/25/28
Principal $641,000
Value $642,564
Centex Home Equity, 5.08%, 5/25/32
Principal $564,250
Value $576,139
Salomon Brothers Mortgage Securities, 6.51%, 12/18/33
Principal $3,000,000
Value $1,992,132
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $750,135
State Street and Trust Company Mortgage Backed Index Fund **
Units 525,034, Value $9,439,590
State Street and Trust Company Asset Backed Index Fund **
Units 412,868, Value $7,081,105

Total Value of underlying securities $80,182,153
Value of Investment Contracts $1,181,802

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)
Union Bank of Switzerland
Contract 4264 (1)	3.56–4.04%	$81,363,595
Underlying Securities:
Americredit Automobile, 4.61%, 1/12/09
Principal $3,000,000
Value $3,048,330
Americredit Automobile, 3.55%, 2/12/09
Principal $3,750,000
Value $3,772,275
Bear Stearns Commercial Mortgage Securities Inc., 3.97%, 11/11/35
Principal $1,557,000
Value $1,401,846
Bank of America Commercial Mortgage Inc., 3.37%, 7/11/43
Principal $2,125,000
Value $1,419,125
Countrywide Asset Backed Certificates, 2.26%, 3/25/30
Principal $3,468,250
Value $2,813,430
Morgan Stanley, 5.02% 10/15/37
Principal $2,500,000
Value $1,664,902
Prudential Securities, 6.07%, 1/15/08
Principal $1,250,000
Value $100,731
Credit Suisse First Boston, 3.81%, 12/15/36
Principal $1,510,000
Value $1,507,040
Credit Suisse First Boston, 4.30%, 7/15/36
Principal $1,702,750
Value $1,723,898
Credit Suisse First Boston, 2.84%, 5/15/38
Principal $871,250
Value $845,391
Credit Suisse First Boston, 5.26%, 12/15/35
Principal $2,787,500
Value $1,754,815
Credit Suisse First Boston, 3.73%, 3/15/35
Principal $1,672,500
Value $1,542,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
PNC Mortgage Accep Corp., 7.05%, 9/15/08
Principal $2,500,000
Value $1,655,525
Residential Asset Securities Corporation, 4.51%, 2/25/32
Principal $1,329,500
Value $1,347,089
Residential Asset Securities Corporation, 2.28%, 7/25/28
Principal $2,371,000
Value $2,329,721
Residential Asset Securities Corporation, 4.47%, 3/25/32
Principal $1,427,000
Value $1,446,272
WFS Financial Owner Trust, 4.50%, 2/20/10
Principal $3,750,000
Value $3,817,388
JP Morgan Chase & Co., 4.48%, 7/15/41
Principal $791,750
Value $790,489
JP Morgan Chase & Co., 4.28%, 1/12/37
Principal $2,000,000
Value $1,848,268
JP Morgan Chase & Co., 4.13%, 10/15/37
Principal $3,210,000
Value $3,022,670
IKON Receivables LLC, 4.68%, 11/15/09
Principal $3,750,000
Value $3,799,613
GE Capital Commercial Mortgage Corp., 3.09%, 1/10/38
Principal $2,106,750
Value $1,717,312
GMAC Commercial Mortgage Securities, Inc., 6.65%, 4/15/10
Principal $2,335,250
Value $1,520,332
Federal National Mortgage Association, 4.30%, 7/15/36
Principal $2,082,500
Value $547,034
Federal National Mortgage Association, 2.86%, 12/26/29
Principal $2,500,000
Value $1,472,214
Federal National Mortgage Association, 2.85%, 10/25/33
Principal $1,875,000
Value $1,626,103

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Federal Home Loan Mortgage Corp., 3.50%, 12/15/25
Principal $2,500,000
Value $2,431,550
Federal National Mortgage Association, 4.06%, 11/25/33
Principal $1,250,000
Value $1,254,638
Federal Home Loan Mortgage Corp., 3.50%, 9/15/26
Principal $2,500,000
Value $2,185,985
Federal National Mortgage Association, 4.50%, 7/25/30
Principal $3,275,000
Value $3,225,129
Federal Home Loan Mortgage Corp., 4.50%, 11/15/26
Principal $714,250
Value $712,200
Federal Home Loan Mortgage Corp., 5.50%, 1/15/26
Principal $1,315,168
Value $1,356,977
Centex Home Equity, 4.02%, 4/25/28
Principal $641,000
Value $642,564
Centex Home Equity, 5.08%, 5/25/32
Principal $564,250
Value $576,139
Salomon Brothers Mortgage Securities, 6.51%, 12/18/33
Principal $3,000,000
Value $1,992,132
USAA Auto Owner Trust, 2.93%, 7/16/07
Principal $750,000
Value $750,135
State Street and Trust Company Mortgage Backed Index Fund **
Units 525,034, Value $9,439,590
State Street and Trust Company Asset Backed Index Fund **
Units 412,868, Value $7,081,105

Total Value of underlying securities $80,182,153
Value of Investment Contracts $1,181,442

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Effective annual percentage rate 2004	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)
CDC Investment Management
Contracts WR-1168-02, WR-1168-03, WR-1168-05
(Maturities ranging from September 6, 2006 to December 10, 2035)	4.65–5.85%	$12,055,968
Underlying Securities:
Daimler Chrysler Auto Trust, 5.32%, 9/6/06
Principal $4,764,762
Value $4,800,116
GE Capital Commercial Mortgage Corp., 5.03%, 12/10/35
Principal $5,972,481
Value $6,119,105
Sears Credit Account Master Trust II, 5.65%, 3/17/09
Principal $1,250,001
Value $1,254,476
Total Value of underlying securities $12,173,696
Value of Investment Contracts ($117,728)

Monumental Life Insurance Company
Contracts MDA00262TR-3, MDA00262TR-4
(Maturities ranging from July 5, 2005 to October 15, 2035)	4.65–5.32%	$10,118,515
Underlying Securities:
Harley Davidson Motorcycle Trust, 5.27%, 1/15/09
Principal $3,552,340
Value $3,592,872
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $11,076,111
Value $6,659,609
Total Value of underlying securities $10,252,481
Value of Investment Contracts ($133,966)
Total Synthetic Investment Contracts (cost $347,628,503)		$347,628,503

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2004

	Units	Amortized Value
Short-Term Investments (29.42%)
State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund **
(cost $255,343,167)	255,343,167	$255,343,167

Total Investments of SAFT (cost $867,906,448) (100.00%)		$867,906,448

*	Synthetic investment contracts represent individual assets placed in a trust with ownership by the Fund. A third party issues a wrapper contract that guarantees owners can and must execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
**	Collective Investment Fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(1)	Global wrap contract—holds multiple underlying securities with various maturity dates.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Assets and Liabilities

December 31, 2004
ASSETS

State Street collective investment funds, at value
Stable Asset Return Fund (cost $15,938,656 and units of 569,059)	$16,819,042
Intermediate Bond Fund (cost $18,072,143 and units of 1,044,576)	19,622,216
Large Cap Value Equity Fund (cost $2,890,361 and units of 114,967)	3,924,443
Large Cap Growth Equity Fund (cost $3,149,936 and units of 84,985)	3,924,443
Index Equity Fund (cost $5,997,052 and units of 259,921)	7,848,886
International Equity Fund (cost $2,710,776 and units of 179,458)	3,924,443
Receivable for fund units sold	170,461

Total assets	56,233,934

LIABILITIES

Payable for fund units redeemed	170,461

Total liabilities	170,461

Net assets (equivalent to $19.27 per unit based on 2,910,075 units outstanding)	$56,063,473

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Operations

For the year ended December 31, 2004
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	1,501,492
Change in net unrealized appreciation (depreciation)	1,885,605

Net realized and unrealized gain	3,387,097

Net increase in net assets resulting from operations	$3,387,097

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$—	$—
Net realized gain on investments	80,601	1,501,492
Change in net unrealized appreciation (depreciation)	5,273,384	1,885,605

Net increase in net assets resulting from operations	5,353,985	3,387,097

From unitholder transactions
Proceeds from units issued	13,189,130	11,388,149
Cost of units redeemed	(5,177,376)	(6,442,957)

Net increase in net assets resulting from unitholder transactions	8,011,754	4,945,192

Net increase in net assets	13,365,739	8,332,289

Net Assets
Beginning of year	34,365,445	47,731,184

End of year	$47,731,184	$56,063,473

Number of units
Outstanding—beginning of year	2,148,004	2,644,013
Issued	800,140	615,015
Redeemed	(304,131)	(348,953)

Outstanding—end of year	2,644,013	2,910,075

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$—	$—	$—	$—	$—
Net expenses(†)††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	0.39	(0.01)	(0.44)	2.05	1.22

Net increase (decrease) in unit value	0.39	(0.01)	(0.44)	2.05	1.22
Net asset value at beginning of year	16.06	16.45	16.44	16.00	18.05

Net asset value at end of year	$16.45	$16.44	$16.00	$18.05	$19.27

Ratio of net expenses to average net assets††	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover*	30%	38%	40%	22%	18%
Total return	2.43%	(0.06)%	(2.68)%	12.81%	6.76%
Net assets at end of year (in thousands)	$30,258	$31,342	$34,365	$47,731	$56,063

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Assets and Liabilities

December 31, 2004
ASSETS

State Street collective investment funds, at value
Stable Asset Return Fund (cost $19,115,477 and units of 688,601)	$20,352,198
Intermediate Bond Fund (cost $55,465,801 and units of 3,250,309)	61,056,594
Large Cap Value Equity Fund (cost $14,070,201 and units of 536,598)	18,316,978
Large Cap Growth Equity Fund (cost $15,872,906 and units of 396,659)	18,316,978
Index Equity Fund (cost $38,653,428 and units of 1,550,148)	46,810,055
International Equity Fund (cost $22,495,522 and units of 1,396,009)	30,528,297
Mid-Cap Value Equity Fund (cost $3,082,399 and units of 283,272)	4,070,440
Mid-Cap Growth Equity Fund (cost $3,056,818 and units of 215,852)	4,070,440
Receivable for fund units sold	611,107

Total assets	204,133,087

LIABILITIES

Payable for portfolio units redeemed	611,107

Total liabilities	611,107

Net assets (equivalent to $20.58 per unit based on 9,890,662 units outstanding)	$203,521,980

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Operations

For the year ended December 31, 2004
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	1,618,532
Change in net unrealized appreciation (depreciation)	15,507,382

Net realized and unrealized gain	17,125,914

Net increase in net assets resulting from operations	$17,125,914

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$—	$—
Net realized gain (loss) on investments	(2,219,481)	1,618,532
Change in net unrealized appreciation (depreciation)	27,354,175	15,507,382

Net increase in net assets resulting from operations	25,134,694	17,125,914

From unitholder transactions
Proceeds from units issued	30,565,728	40,115,210
Cost of units redeemed	(10,875,086)	(10,565,756)

Net increase in net assets resulting from unitholder transactions	19,690,642	29,549,454

Net increase in net assets	44,825,336	46,675,368

Net Assets
Beginning of year	112,021,276	156,846,612

End of year	$156,846,612	$203,521,980

Number of units
Outstanding—beginning of year	7,156,763	8,343,573
Issued	1,829,098	2,084,808
Redeemed	(642,288)	(537,719)

Outstanding—end of year	8,343,573	9,890,662

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$—	$—	$—	$—	$—
Net expenses(†)††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(0.41)	(1.04)	(1.62)	3.15	1.78

Net increase (decrease) in unit value	(0.41)	(1.04)	(1.62)	3.15	1.78
Net asset value at beginning of year	18.72	18.31	17.27	15.65	18.80

Net asset value at end of year	$18.31	$17.27	$15.65	$18.80	$20.58

Ratio of net expenses to average net assets††	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover*	29%	28%	31%	17%	12%
Total return	(2.19)%	(5.68)%	(9.38)%	20.13%	9.47%
Net assets at end of year (in thousands)	$120,387	$110,855	$112,021	$156,847	$203,522

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Assets and Liabilities

December 31, 2004
ASSETS

State Street collective investment funds, at value
Intermediate Bond Fund (cost $20,755,714 and units of 1,203,776)	$22,612,762
Large Cap Value Equity Fund (cost $15,005,099 and units of 574,117)	19,597,727
Large Cap Growth Equity Fund (cost $16,219,635 and units of 424,394)	19,597,727
Index Equity Fund (cost $40,509,008 and units of 1,497,675)	45,225,524
International Equity Fund (cost $23,959,359 and units of 1,378,726)	30,150,350
Small Cap Equity Fund (cost $3,738,869 and units of 70,670)	4,522,552
Mid-Cap Value Equity Fund (cost $3,378,320 and units of 314,735)	4,522,552
Mid-Cap Growth Equity Fund (cost $3,322,488 and units of 239,827)	4,522,552
Receivable for fund units sold	874,082

Total assets	151,625,828

LIABILITIES
Payable for portfolio units redeemed	874,082

Total liabilities	874,082

Net assets (equivalent to $21.43 per unit based on 7,033,101 units outstanding)	$150,751,746

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Operations

For the year ended December 31, 2004
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	1,383,457
Change in net unrealized appreciation (depreciation)	14,173,999

Net realized and unrealized gain	15,557,456

Net increase in net assets resulting from operations	$15,557,456

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2003	2004
From operations
Net investment income	$—	$—
Net realized gain on investments	1,199,316	1,383,457
Change in net unrealized appreciation (depreciation)	24,575,675	14,173,999

Net increase in net assets resulting from operations	25,774,991	15,557,456

From unitholder transactions
Proceeds from units issued	22,730,418	20,925,822
Cost of units redeemed	(10,444,104)	(8,120,916)

Net increase in net assets resulting from unitholder transactions	12,286,314	12,804,906

Net increase in net assets	38,061,305	28,362,362

Net Assets
Beginning of year	84,328,079	122,389,384

End of year	$122,389,384	$150,751,746

Number of units
Outstanding—beginning of year	5,603,154	6,377,795
Issued	1,371,848	1,064,166
Redeemed	(597,207)	(408,860)

Outstanding—end of year	6,377,795	7,033,101

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2000	2001	2002	2003	2004
Investment income†	$—	$—	$—	$—	$—
Net expenses(†)††	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	(1.50)	(2.30)	(3.03)	4.14	2.24

Net increase (decrease) in unit value	(1.50)	(2.30)	(3.03)	4.14	2.24
Net asset value at beginning of year	21.88	20.38	18.08	15.05	19.19

Net asset value at end of year	$20.38	$18.08	$15.05	$19.19	$21.43

Ratio of net expenses to average net assets††	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover*	25%	20%	29%	17%	10%
Total return	(6.86)%	(11.29)%	(16.76)%	27.51%	11.67%
Net assets at end of year (in thousands)	$104,778	$99,141	$84,328	$122,389	$150,752

†	Calculations prepared using the monthly average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

1.     Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company (“State Street Bank”) acted as trustee for the Trust until December 1, 2004. Effective December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) was substituted for State Street Bank as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the American Bar Association Members Retirement Program (the “Program”). Ten separate collective investment funds (the “Funds”) and the Structured Portfolio Service (the “Portfolios”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Funds and Portfolios are investment options under the Program, which is sponsored by the American Bar Retirement Association (“ABRA”). The objectives and principal strategies of the Funds and Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of December 31, 2004, 38.1% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of December 31, 2004, 32.1% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

December 31, 2004, 23.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

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

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”) a separate State Street Bank collective investment fund. The financial statements of YES are available from State Street Bank upon request.

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

State Street offers and administers the investment options for the Program available under the Collective Trust.

State Street Bank has assumed responsibility for administering and providing investment options for the Program under the Structured Portfolio Service. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended. State Street is a nondepository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank.

State Street Bank is responsible for certain recordkeeping and administrative services required by the Program. State Street has delegated to State Street Bank the responsibility to provide services to the Collective Trust on behalf of State Street. In addition, State Street Bank is the primary custodian, provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

2.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States and provisions of the Trust agreement:

A.	Security Valuation

All Funds and Portfolios (Other than SARF): Stocks listed on the national securities and certain over-the-counter issues traded on the Nasdaq National Market (“NASDAQ”) are generally valued at the last sale price or Official Close Price, or, if no sale, at the latest available bid price. Securities participating in the NASDAQ Closing Cross will generally be valued at the NASDAQ Official Closing Price (“NOCP”) that results from the Closing Cross. Other unlisted stocks reported on the NASDAQ system are generally valued at quoted bid prices.

Unless believed no longer to accurately reflect value or to be reliable, foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates.

United States Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices.

Fixed income investments are generally valued on the basis of valuations furnished by a pricing service approved by the Trustee, which can include valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. If not valued by a pricing service, such securities are valued at prices obtained from independent brokers. Convertible bonds and unlisted convertible preferred stocks are valued at bid prices obtained from one or more major dealers in such securities. Where there is a discrepancy between dealers, values may be adjusted based on recent discount spreads to the underlying common stock.

Investments with prices that cannot be readily obtained or that State Street considers to be unreliable, if any, are valued at fair value as determined in good faith under consistently applied procedures established by and under the supervision of State Street.

The values of investments in collective investment funds and registered open-end investment companies are based on the net asset value of the respective collective investment fund or registered investment company.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

The rate at which return is credited to participant accounts (“crediting rate”) can change as the difference between market value and book value of the covered assets changes. As a result, the crediting rate will generally reflect, over time, movements in prevailing interest rates. However, at times it may be less (e.g., when the fair value of the “wrapped” assets is less than contract value) or more (e.g., when the fair value of the “wrapped” assets exceeds contract value) than the prevailing interest rate or the actual income earned on the covered assets. The degree of any increase or decrease in the crediting rate will depend on the amount of the difference and duration of SARF’s portfolio. The crediting rate may also be affected by increases and decreases of the amount of covered assets under the wrapper agreement as a result of contributions to and withdrawals from SARF resulting from participant transactions. Thus, to the extent the crediting rate remains below prevailing interest rates, participants contributing to SARF will share in that lower crediting rate; similarly, to the extent the crediting rate exceeds current market rates, withdrawing participants will cede any benefit related to that higher crediting rate to the remaining participants.

The Financial Accounting Standards Board (“FASB”) is reviewing whether contract value accounting should continue to be applicable to investment contracts held by certain pooled investment vehicles such as SAFT. The timing and results of this review cannot be predicted. If it is determined that contract value accounting is no longer appropriate for the investment contracts held by SAFT, such contracts would presumably be subject to valuation at market, and SAFT, and hence SARF, would no longer be able to maintain a stable net asset value and crediting rates, as described above. For example, the reported fair value of the fixed-income investment portfolio covered by one or more “wrapper” agreements would be expected to more closely conform to the current fair value of the underlying fixed-income investments.

B.	Security Transactions and Related Investment Income

Security transactions are accounted for on the trade date (the date on which the order to buy or sell is executed). Interest income is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date. Interest income is increased by accretion of discount and reduced by amortization of premium. Realized gains and losses are reported on the basis of the identified cost of securities delivered. Distributions received from collective investment funds, if any, retain the character as earned by the underlying funds.

A Fund’s portfolio of investments may include securities purchased on a when-issued basis, which may be settled in the month after the issue date. Interest income is not accrued until the settlement date.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

The Trust has received a favorable determination letter dated March 9, 1992 from the Internal Revenue Service, which concluded that the Trust is a trust arrangement described in Rev. Rule. 81-100, 1981, C.B. 326, as modified by Rev. Rul. 2004-67, 2004-28 I.R.B. 28, and exempt from Federal income tax pursuant to Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

At December 31, 2004, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts Long	Notional Cost	Settlement Month	Unrealized Appreciation (Depreciation)
Eurodollar Futures	100	$24,391,673	March 2005	$(117,923)
Eurodollar Futures	120	29,171,999	June 2005	(124,499)
Eurodollar Futures	298	72,265,035	September 2005	(290,585)
Eurodollar Futures	10	2,406,625	December 2005	4,375
UK Treasury Bonds	86	19,617,903	December 2005	815
Japanese Gov’t Bonds 10 Year	3	4,029,982	March 2005	10,513
U.S. Treasury Notes 10 Year	622	69,226,972	March 2005	398,153
U.S. Treasury Notes 5 Year	642	70,017,656	March 2005	301,406

				$180,625

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

H.	Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2004, the International Equity Fund held no foreign currency contracts and the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation (Depreciation)
Sold	Euro Dollar	$5,542,000	$7,430,579	1/10/05	$(72,131)
Bought	Euro Dollar	157,000	207,767	1/10/05	4,778
Bought	Japanese Yen	27,000,000	258,797	1/27/05	4,524

					$(62,829)

I.	Interest Rate Swap Contracts

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2004, the Intermediate Bond Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation (Depreciation)
4,300,000 USD	Barclays (a)	6/15/2007	3 Month USD LIBOR	4.00%	$7,676
11,100,000 GBP	Barclays (a)	6/15/2008	6 Month GBP LIBOR	5.00%	234,579
8,000,000 USD	Goldman Sachs (a)	9/15/2005	3 Month USD LIBOR	3.25%	39,650
58,900,000 USD	Lehman Brothers(b)	6/15/2010	3 Month USD LIBOR	4.00%	(14,981)
22,800,000 USD	Lehman Brothers (b)	6/15/2015	3 Month USD LIBOR	5.00%	110,777
1,800,000 GBP	Merrill Lynch (a)	6/15/2008	6 Month GBP LIBOR	5.00%	26,676
390,000,000 JPY	Morgan Stanley(b)	6/15/2012	6 Month JPY LIBOR	2.00%	(141,009)
6,800,000 EUR	UBS (b)	6/16/2014	6 Month EURO LIBOR	5.00%	(669,450)
3,400,000 USD	UBS (b)	12/15/2024	3 Month USD LIBOR	6.00%	(8,276)

					$(414,358)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.

J.	Option and Swaption Contracts

The Intermediate Bond Fund may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by a Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

The premium received by a Fund for a written option is recorded as a liability. The liability is marked-to-market based on the option’s quoted daily settlement price. When an option expires or the Fund enters into a closing purchase transaction, the Fund realizes a gain (or loss if the cost of the closing purchase transaction exceeds the premium received when the option was sold) without regard to any unrealized gain or loss on the underlying security and the liability related to such option is eliminated. When a written call option is exercised, the Fund realizes a gain or loss from the sale of the underlying security and the proceeds from such sale are increased by the premium originally received. If a written put option is exercised, the amount of the premium originally received will reduce the cost of the security which the Fund is obligated to purchase.

The Intermediate Bond Fund may also purchase or write swaption contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. Swaption contracts entered into by the Fund typically represent an option that gives the purchaser the right, but not the

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

A summary of the written put options and swaptions for the year ended December 31, 2004 is as follows:

Written Put Option/Swaption Contracts	Number of Contracts	Premium
Outstanding, beginning of year	13,000	$34,970

Options written	2,477	339,165
Options exercised	—	—
Options expired	(2,203)	(228,023)
Options closed	—	—

Outstanding, end of year	13,274	$146,112

At December 31, 2004, the Fund held the following written put option and swaptions contracts:

Security	Contracts	Appreciation
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006	13,000	$34,106
U.S. Treasury Note, 10 year future, expiring March, 2005	274	85,455

Total	13,274	$119,561

A summary of the written call options and swaptions for the year ended December 31, 2004 is as follows:

Written Call Option/Swaption Contracts	Number of Contracts	Premium
Outstanding, beginning of year	13,000	$35,880

Options written	2,507	394,167
Options exercised	—	—
Options expired	(2,203)	(273,744)
Options closed	—	—

Outstanding, end of year	13,304	$156,303

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2004, the Fund held the following written call option and swaptions contracts:

Security	Contracts	Appreciation/ (Depreciation)
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006	13,000	$12,311
U.S. Treasury Note, 10 year future, expiring February, 2005	30	7,387
U.S. Treasury Note, 10 year future, expiring March, 2005	274	(30,996)

Total	13,304	$(11,298)

K. Use	of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3.    Investment Advisory, Investment Management and Related Party Transactions

State Street has retained the services of the sub-advisors listed below to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABRA, an investment advisor at any time.

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during 2004 are disclosed in the prospectus and on the next page. Fee rate ranges are as follows:

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
Ariel Capital Management, LLC (Mid-Cap Value Equity)	.75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)	.50% to .225%	*
JPMorgan Fleming Asset Management (London) Limited (International Equity)	.75% to .60%
Morgan Stanley Investment Management (Balanced)**	1.25% to .50%
Pacific Investment Management Company LLC (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors, LP (International Equity)	.75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity)	.70% to .25%
Sit Investment Associates, Inc. (Small-Cap Equity)***	1.00% to .60%
Smith Asset Management Group, L.P. (Small-Cap Equity)***	.85% to .45%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company, LLP (Small-Cap Equity)***	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.
**	Effective May 31, 2004, Morgan Stanley Investment Management ceased being the investment advisor to the debt portion of the Balanced Fund.
***	Effective December 1, 2004, Sit Investment Associates, Inc. ceased being an investment advisor to the Small-Cap Equity Fund and Wellington Management Company, LLP and Smith Asset Management Group, L.P. became investment advisors to that Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Investment Advisor	Fees Paid For the year ended December 31, 2004
Alliance Capital Management L.P. (Large-Cap Value Equity)	$666,327

Ariel Capital Management, LLC (Mid-Cap Value Equity)	263,896

Capital Guardian Trust Company (Balanced)	656,991

Capital Guardian Trust Company (Large-Cap Growth Equity)	657,832

Capital Guardian Trust Company (Small-Cap Equity)	357,212

JPMorgan Fleming Asset Management (London) Limited (International Equity).	472,452

Morgan Stanley Investment Management (Balanced)	160,024

Pacific Investment Management Company LLC (Intermediate Bond)	936,079

Pacific Investment Management Company LLC (Balanced)	35,328

Philadelphia International Advisors, LP (International Equity)	330,982

RCM Capital Management LLC (Large-Cap Growth Equity)	849,934

Sit Investment Associates, Inc. (Small-Cap Equity)	877,607

Smith Asset Management Group, L.P.(Small-Cap Equity)	39,504

Turner Investment Partners (Mid-Cap Growth Equity)	384,824

Wellington Management Company, LLP (Small-Cap Equity)	66,055

A separate program fee (“Program fee”) is paid to each of State Street Bank and ABRA. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds. (State Street does not receive any fees or payments in respect of expenses from the Collective Trust, rather State Street is entitled to payment for services from State Street Bank.)

The ABRA Program fee is based on the value of Program assets and the following annual fee rates:

Value of Program Assets	Rate for Year ended December 31, 2004
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ABRA received Program fees of $1,608,971 for the year ended December 31, 2004. These fees are allocated to each Fund based on net asset value.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the year ended December 31, 2004 totaled $71,565 and is allocated to each Fund based on net asset value.

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

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts and the Structured Portfolio Service) at the following rates:

Value of Assets in all Funds	2004 Rate
First $1.0 billion	.156%
Next $1.8 billion	.058%
Over $2.8 billion	.025%

This fee is accrued on a daily basis and paid monthly from the net assets of the Funds. The trustee, management and administrative fees attributable to the Funds held in the Structured Portfolio Service are also accrued and paid from the Funds.

Effective March 1, 2005, the fee payable to State Street Bank for its management, administration and custody of the assets in the Investment Options (other then Self-Managed Accounts and the Structured Portfolio Service) will be payable at the following annual rate:

Value of Assets in all Funds	Effective March 1, 2005
First $1.0 billion	.1835%
Next $1.8 billion	.058%
Over $2.8 billion	.025%

State Street Bank received program fees of $10,301,854 and trustee, management and administration fees which aggregated $2,809,881 for the year ended December 31, 2004. These fees are allocated to each Fund based on net asset value.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

A separate fund administration fee of $93,300 was paid to State Street Bank in 2004 for certain financial reporting services for the six months ended December 31, 2004 based on an annual fee of $186,600 for this service. This fee was allocated to each Fund based on net asset value and was accrued

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

daily and paid monthly from the assets of the Funds. The Portfolios of the Structured Portfolio Service were not charged a separate fund administration fee. Due to the change in the fee payable to State Street Bank, effective April 1, 2005, for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Accounts and the Structured Portfolio Service), this fund administration fee will not be paid going forward.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Year Ended December 31, 2004
	Purchases		Sales
Balanced Fund	$243,072,387	*	$248,856,277	**
Index Equity Fund	48,495,060		25,619,046
Intermediate Bond Fund	106,693,055		87,476,416
International Equity Fund	49,665,768		32,043,194
Large-Cap Growth Equity Fund	353,347,099		410,833,040
Large-Cap Value Equity Fund	109,688,129		73,765,102
Mid-Cap Growth Equity Fund	112,709,638		98,709,370
Mid-Cap Value Equity Fund	21,260,199		5,387,292
Small-Cap Equity Fund	312,179,426		329,258,327
Conservative Structured Portfolio Service	14,418,677		9,303,024
Moderate Structured Portfolio Service	51,527,272		21,366,710
Aggressive Structured Portfolio Service	27,474,021		13,795,032

*	Includes the purchase of 9,614,275 units of the Intermediate Bond Fund valued at $173,984,004 at June 30, 2004.
**	Includes the in-kind transfer of the long-term fixed income portion of the Fund valued at $116,969,422.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Year Ended December 31, 2004
	Purchases	Sales
Balanced Fund	$138,728,475	$97,092,501
Intermediate Bond Fund	1,019,411,123	889,383,757

5.    Risks Associated with Investments of the Trust

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

6.    Securities Lending Income

The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as the Funds’ lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in the amount at least equal to 100% of the market value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities. Cash collateral is invested in State Street Quality D Short-Term Investment Fund.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

At December 31, 2004, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$24,550,209	$25,245,764
Intermediate Bond	2,798,295	2,858,498
International Equity	21,290,474	22,424,091
Large-Cap Growth Equity*	35,436,600	36,331,957
Large-Cap Value Equity	13,625,624	13,901,728
Mid-Cap Growth Equity	13,023,021	13,349,566
Mid-Cap Value Equity	611,116	623,500
Small-Cap Equity*	83,651,271	85,964,276

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at December 31, 2004 was in the form of U.S. Government Treasury Obligations in amounts as follows:

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Fund	Non-Cash Collateral Value
Balanced	$1,522,548
Large-Cap Growth Equity	974,122
Small-Cap Equity	85,703

Non-cash collateral received for securities on loan are held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7.    Other Matters

A.    Change in Trustee

Effective December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street”) was substituted for State Street Bank as trustee of the Collective Trust. State Street is responsible for all the functions described in the Prospectus formerly performed by State Street Bank in its capacity as trustee of the Collective Trust. As part of such responsibility, State Street appointed the officers of the Collective Trust, who have responsibility for administering the Investment Options. There were not any immediate changes in the identity of the officers of the Collective Trust as a result of the substitution of State Street as trustee. The executive officers of the Collective Trust receive no remuneration from the Collective Trust, but continue to receive remuneration from State Street, or its affiliate.

State Street Bank has guaranteed to ABRA, the Collective Trust and those persons who from time to time have an interest in the Collective Trust the obligations of State Street as trustee of the Collective Trust, and the Collective Trust’s declaration of trust, as amended, provides that (i) in the event of an issuance or entry of a decree or order by an applicable state or federal bank regulator or court of competent jurisdiction declaring State Street a bankrupt or insolvent, (ii) in the event State Street is prevented from serving as trustee of the Collective Trust by regulatory order or (iii) upon the seizure of State Street or any substantial part of its property by an applicable state or federal bank regulator or pursuant to an order of a court of competent jurisdiction, State Street Bank automatically will again become the trustee of the Collective Trust.

State Street Bank also entered into a service and custodial agreement with State Street effective on December 1, 2004 pursuant to which State Street Bank will continue to provide custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds. The substitution of State Street as trustee of the Collective Trust did not result in any change in service to the Investors. There was no change in fees and expenses payable to the Trustee by the Funds as a result of the change in trustee.