Form 10-Q
period 2005-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2005-05-10
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                       Commission file number 33-50080
                               ----------------


                       AMERICAN BAR ASSOCIATION MEMBERS/
                         STATE STREET COLLECTIVE TRUST
            (Exact name of registrant as specified in its charter)


             New Hampshire                                        04-6691601
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     20 Trafalgar Square, Suite 449                                 03063
          Nashua, New Hampshire                                   (ZIP Code)
(Address of principal executive offices)

                                 (603) 589-4097
              (Registrant's Telephone Number, including Area Code)


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes X No
                                                      --   ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                                  Yes X No
                                                      --   ---


TABLE OF CONTENTS                                                                                  Page
PART I. FINANCIAL INFORMATION.........................................................................1

        Item 1. Financial Statements (Unaudited)......................................................1

        Balanced Fund.................................................................................1
                 Statement of Assets and Liabilities..................................................1
                 Statement of Operations..............................................................2
                 Statement of Changes in Net Assets...................................................3
                 Financial Highlights.................................................................4

        Index Equity Fund.............................................................................5
                 Statement of Assets and Liabilities..................................................5
                 Statement of Operations..............................................................6
                 Statement of Changes in Net Assets...................................................7
                 Financial Highlights.................................................................8

        Intermediate Bond Fund........................................................................9
                 Statement of Assets and Liabilities..................................................9
                 Statement of Operations.............................................................10
                 Statement of Changes in Net Assets..................................................11
                 Financial Highlights................................................................12

        International Equity Fund....................................................................13
                 Statement of Assets and Liabilities.................................................13
                 Statement of Operations.............................................................14
                 Statement of Changes in Net Assets..................................................15
                 Financial Highlights................................................................16

        Large-Cap Growth Equity Fund.................................................................17
                 Statement of Assets and Liabilities.................................................17
                 Statement of Operations.............................................................18
                 Statement of Changes in Net Assets..................................................19
                 Financial Highlights................................................................20

        Large-Cap Value Equity Fund..................................................................21
                 Statement of Assets and Liabilities.................................................21
                 Statement of Operations.............................................................22
                 Statement of Changes in Net Assets..................................................23
                 Financial Highlights................................................................24

        Mid-Cap Growth Equity Fund...................................................................25
                 Statement of Assets and Liabilities.................................................25
                 Statement of Operations.............................................................26
                 Statement of Changes in Net Assets..................................................27
                 Financial Highlights................................................................28

        Mid-Cap Value Equity Fund....................................................................29
                 Statement of Assets and Liabilities.................................................29
                 Statement of Operations.............................................................30
                 Statement of Changes in Net Assets..................................................31
                 Financial Highlights................................................................32

        Small-Cap Equity Fund........................................................................33
                 Statement of Assets and Liabilities.................................................33





                 Statement of Operations.............................................................34
                 Statement of Changes in Net Assets..................................................35
                 Financial Highlights................................................................36

        Stable Asset Return Fund.....................................................................37
                 Statement of Assets and Liabilities.................................................37
                 Statement of Operations.............................................................38
                 Statement of Changes in Net Assets..................................................39
                 Financial Highlights................................................................40

        Structured Portfolio Service - Conservative Portfolio........................................41
                 Statement of Assets and Liabilities.................................................41
                 Statement of Operations.............................................................42
                 Statement of Changes in Net Assets..................................................43
                 Financial Highlights................................................................44

        Structured Portfolio Service - Moderate Portfolio............................................45
                 Statement of Assets and Liabilities.................................................45
                 Statement of Operations.............................................................46
                 Statement of Changes in Net Assets..................................................47
                 Financial Highlights................................................................48

        Structured Portfolio Service - Aggressive Portfolio..........................................49
                 Statement of Assets and Liabilities.................................................49
                 Statement of Operations.............................................................50
                 Statement of Changes in Net Assets..................................................51
                 Financial Highlights................................................................52

         Notes to Unaudited Financial Statements.....................................................53

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................66

         Item 4. Controls and Procedures.............................................................73

PART II. OTHER INFORMATION...........................................................................74

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........................74

         Item 6. Exhibits............................................................................74

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).



                   American Bar Association Members/ State Street Collective Trust
                                            Balanced Fund
                                 Statement of Assets and Liabilities
                                              Unaudited

                                                                                  March 31, 2005
                                                                                ===================
                                             Assets
Investments, at value (cost $228,320,069).................................         $ 277,633,173(a)
Investments in affiliated issuers, at value (cost $26,411,555)............            26,411,555
Intermediate Bond Fund (cost $174,462,331 and units of 9,625,456).........           180,240,014
Cash......................................................................                 6,740
Receivable for investments sold...........................................             1,170,680
Dividends and interest receivable.........................................               214,540
Receivable for fund units sold............................................               385,389
                                                                                -------------------
    Total assets..........................................................           486,062,091
                                                                                -------------------
                                          Liabilities
Payable for collateral received on securities loaned.....................             19,200,413
Payable for investments purchased........................................              1,293,972
Investment advisory fee payable..........................................                105,511
State Street Bank and Trust Company--program fee payable.................                 63,032
Trustee, management and administration fees payable......................                 18,550
American Bar Retirement Association--program fee payable.................                 10,740
Other accruals...........................................................                 38,297
                                                                                -------------------
    Total liabilities....................................................             20,730,515
                                                                                -------------------
Net assets (equivalent to $75.76 per unit based on 6,142,302 units
outstanding)............................................ ................          $ 465,331,576
                                                                                ===================

(a)  Includes securities on loan with a value of $18,717,123.

        The accompanying unaudited notes are an integral part of these financial statements.

                  American Bar Association Members/ State Street Collective Trust
                                           Balanced Fund
                                      Statement of Operations
                                             Unaudited

                                                                                 For the period
                                                                                January 1, 2005 to
                                                                                  March 31, 2005
                                                                                ==================
Investment income
    Dividends (net of foreign tax expense of  $23,304 )..................         $   1,136,975
    Interest- affiliated issuers.........................................                49,258
    Securities lending income............................................                 5,327
                                                                                ------------------
                 Total investment income.................................             1,191,560
                                                                                ------------------
Expenses
    Investment advisory fee..............................................               160,487
    State Street Bank and Trust Company--program fee.....................               195,073
    American Bar Retirement Association--program fee.....................                31,211
    Trustee, management and administration fees..........................                53,852
    Reports to unitholders...............................................                15,023
    Legal and audit fees.................................................                21,607
    Compliance consultant fees...........................................                18,224
    Registration fees....................................................                 2,030
    Other fees...........................................................                12,861
                                                                                ------------------
                 Total expenses..........................................               510,368
                                                                                ------------------
Net investment income....................................................               681,192
                                                                                ------------------
Realized and unrealized gain (loss) on investments
           Net realized gain ............................................             3,754,712
           Intermediate Bond Fund........................................               153,543
                                                                                ------------------
                                                                                      3,908,255
                                                                                ------------------

           Change in net unrealized appreciation (depreciation)..........           (13,305,835)
                                                                                ------------------

                 Net realized and unrealized gain (loss).................           (9,397,580)
                                                                                ------------------
Net decrease in net assets resulting from operations.....................         $ (8,716,388)
                                                                                ==================


        The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                             Balanced Fund
                                   Statement of Changes in Net Assets
                                               Unaudited

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                ======================
From operations
     Net investment income...............................................        $            681,192
     Net realized gain ..................................................                   3,908,255
     Change in net unrealized appreciation (depreciation)................                 (13,305,835)
                                                                                ----------------------
              Net decrease in net assets resulting from operations.......                  (8,716,388)
                                                                                ----------------------

From unitholder transactions
     Proceeds from units issued..........................................                   8,169,245
     Cost of units redeemed..............................................                 (10,062,218)
                                                                                ----------------------
              Net decrease in net assets resulting from unitholder
              transactions ..............................................                  (1,892,973)
                                                                                ----------------------
              Net decrease in net assets.................................                 (10,609,361)
Net Assets
     Beginning of period.................................................                 475,940,937
                                                                                ----------------------
     End of period.......................................................               $ 465,331,576
                                                                                ======================

Number of units
     Outstanding-beginning of period.....................................                   6,167,129
        Issued...........................................................                     107,398
        Redeemed.........................................................                    (132,225)
                                                                                ----------------------

     Outstanding-end of period...........................................                   6,142,302
                                                                                ======================


          The accompanying unaudited notes are an integral part of these financial statements.

                      American Bar Association Members/ State Street Collective Trust
                                               Balanced Fund
                                           Financial Highlights
                                                 Unaudited

                              (For a unit outstanding throughout the period)

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                =========================
Investment income+.......................................................         $              0.19
Net expenses(+)++........................................................                       (0.08)
                                                                                ---------------------
Net investment income ...................................................                        0.11
Net realized and unrealized gain (loss)..................................                       (1.52)
                                                                                ---------------------
Net decrease in unit value...............................................                       (1.41)
Net asset value at beginning of period...................................                       77.17
                                                                                ---------------------
Net asset value at end of period.........................................         $             75.76
                                                                                =====================

Ratio of net expenses to average net assets*++...........................                       0.44%
Ratio of net investment income to average net assets*....................                       0.59%
Portfolio turnover**+++..................................................                          4%
Total return**...........................................................                     (1.83)%
Net assets at end of period (in thousands)...............................                    $465,332


---------
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
+++ Portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of such collective investment fund.

     The accompanying unaudited notes are an integral part of these financial statements.

                            American Bar Association Members/ State Street Collective Trust
                                                   Index Equity Fund
                                          Statement of Assets and Liabilities
                                                       Unaudited

                                                                                                  March 31, 2005
                                                                                              =======================
                                                        Assets
Investments of affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund
(cost $370,580,239 and units of 40,424,829) ....................................               $        386,057,115
Receivable for fund units sold.......................................................                       571,625
                                                                                              -----------------------
   Total assets......................................................................                   386,628,740
                                                                                              -----------------------
                                                     Liabilities
State Street Bank and Trust Company--program fee payable.............................                        85,042
Trustee, management and administration fees payable..................................                        24,983
American Bar Retirement Association--program fee payable.............................                        13,922
Other accruals.......................................................................                        33,689
                                                                                              -----------------------
   Total liabilities.................................................................                       157,636
                                                                                              -----------------------
Net assets   (equivalent to $29.51 per unit based on 13,097,624 units outstanding)...          $        386,471,104
                                                                                              =======================

                 The accompanying unaudited notes are an integral part of these financial statements.

                   American Bar Association Members/ State Street Collective Trust
                                          Index Equity Fund
                                       Statement of Operations
                                              Unaudited


                                                                                  For the period
                                                                                January 1, 2005 to
                                                                                  March 31, 2005
                                                                                ====================
Investment income
    Securities lending income from underlying affiliated fund............                    12,669
                                                                                --------------------
                 Total investment income.................................                    12,669
                                                                                --------------------
Expenses
    State Street Bank and Trust Company--program fee.....................                   259,897
    American Bar Retirement Association--program fee.....................                    41,571
    Trustee, management and administration fees..........................                    71,732
    Reports to unitholders...............................................                    19,917
    Legal and audit fees.................................................                    28,645
    Compliance consultant fees...........................................                    24,161
    Registration fees....................................................                     2,691
    Other fees...........................................................                    17,051
                                                                                --------------------
                 Total expenses..........................................                   465,665
                                                                                --------------------
Net investment loss......................................................                  (452,996)
                                                                                --------------------
Net realized and unrealized loss on investments in affiliated fund
           Net realized loss.............................................                  (406,098)
           Change in net unrealized appreciation (depreciation)..........                (7,876,731)
                                                                                --------------------

                 Net realized and unrealized loss........................                (8,282,829)
                                                                                --------------------
Net decrease in net assets resulting from operations......................       $       (8,735,825)
                                                                                ====================

         The accompanying unaudited notes are an integral part of these financial statements.


                     American Bar Association Members/ State Street Collective Trust
                                            Index Equity Fund
                                   Statement of Changes in Net Assets
                                                Unaudited

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                =======================
From operations
     Net investment loss.................................................        $            (452,996)
     Net realized loss...................................................                     (406,098)
     Change in net unrealized appreciation (depreciation)................                   (7,876,731)
                                                                                -----------------------
              Net decrease in net assets resulting from operations.......                   (8,735,825)
                                                                                -----------------------

From unitholder transactions
     Proceeds from units issued..........................................                   16,301,569
     Cost of units redeemed..............................................                   (3,266,961)
                                                                                -----------------------
            Net increase in net assets resulting from unitholder
            transactions ................................................                   13,034,608
                                                                                -----------------------
            Net increase in net assets...................................                    4,298,783
Net Assets
     Beginning of period.................................................                  382,172,321
                                                                                -----------------------
     End of period.......................................................        $         386,471,104
                                                                                =======================

Number of units
     Outstanding-beginning of period.....................................                   12,655,903
        Issued...........................................................                      551,486
        Redeemed.........................................................                     (109,765)
                                                                                -----------------------

     Outstanding-end of period...........................................                   13,097,624
                                                                                =======================

          The accompanying unaudited notes are an integral part of these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                                            Index Equity Fund
                                           Financial Highlights
                                                Unaudited

                              (For a unit outstanding throughout the period)

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                    March 31, 2005
                                                                             ===========================
Investment income+(a)....................................................       $              0.00
Net expenses(+)++........................................................                     (0.04)
                                                                                ---------------------
Net investment loss......................................................                     (0.04)
Net realized and unrealized loss.........................................                     (0.65)
                                                                                ---------------------
Net decrease in unit value...............................................                     (0.69)
Net asset value at beginning of period...................................                     30.20
                                                                                ---------------------
Net asset value at end of period.........................................       $             29.51
                                                                                =====================

Ratio of net expenses to average net assets*++...........................                      0.49%
Ratio of net investment loss to average net assets*......................                    (0.48)%
Portfolio turnover**+++..................................................                         1%
Total return**...........................................................                    (2.28)%
Net assets at end of period (in thousands)...............................       $           386,471


-------------
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
+++  Portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets rather than turnover of the underlying portfolio of such collective investment fund.

(a)  Amounts less than $0.005 per unit are rounded to zero.

          The accompanying unaudited notes are an integral part of these financial statements.

                         American Bar Association Members/ State Street Collective Trust
                                             Intermediate Bond Fund
                                       Statement of Assets and Liabilities
                                                    Unaudited


                                                                                               March 31, 2005
                                                                                             ==================
                                                       Assets
    Investments, at value (cost $561,399,128)................................................  $ 563,781,408 (a)
    Investments in affiliated issuers, at value (cost $10,612,042)...........................     10,612,042
    Foreign currency, at value (cost $736,617)...............................................        743,233
    Receivable for investments sold..........................................................     18,736,213
    Interest receivable......................................................................      2,049,392
    Swap contracts, at value (cost ($455,452))...............................................      1,506,076
    Receivable for futures variation margin..................................................        570,979
    Gross unrealized appreciation of forward exchange currency contracts.....................        490,851
                                                                                             ------------------
         Total assets........................................................................    598,490,194
                                                                                             ------------------
                                                    Liabilities
    Payable for investments purchased........................................................    142,436,405
    Payable for collateral received on securities loaned.....................................      2,119,450
    Payable for fund units redeemed..........................................................      1,098,743
    Options written, at value (premiums received $187,434)...................................         95,262
    Gross unrealized depreciation of forward exchange currency contracts.....................         30,132
    Investment advisory fee payable..........................................................        103,553
    State Street Bank and Trust Company--program fee payable.................................         98,569
    Trustee, management and administration fees payable......................................         28,966
    American Bar Retirement Association--program fee payable.................................         16,782
    Other accruals...........................................................................         49,614
                                                                                             ------------------
         Total liabilities...................................................................     146,077,476
                                                                                             ------------------
Net assets (equivalent to $18.73 per unit based on 24,160,440 units outstanding)............. $   452,412,718
                                                                                             ==================

(a)  Includes securities on loan with a value of $2,075,121.

              The accompanying unaudited notes are an integral part of these financial statements.

                   American Bar Association Members/ State Street Collective Trust
                                        Intermediate Bond Fund
                                       Statement of Operations
                                              Unaudited

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income
    Dividends................................................................     $          43,873
    Interest- unaffiliated issuers...........................................             3,665,633
    Interest- affiliated issuers.............................................                81,355
    Securities lending income................................................                 1,090
                                                                                 -------------------
                 Total investment income.....................................             3,791,951
                                                                                 -------------------
Expenses
    Investment advisory fee..................................................               298,785
    State Street Bank and Trust Company--program fee.........................               303,425
    American Bar Retirement Association--program fee.........................                48,548
    Trustee, management and administration fees..............................                83,764
    Reports to unitholders...................................................                23,350
    Legal and audit fees.....................................................                33,583
    Compliance consultant fees...............................................                28,326
    Registration fees........................................................                 3,155
    Other fees...............................................................                19,990
                                                                                 -------------------
                 Total expenses..............................................               842,926
                                                                                 -------------------
Net investment income .......................................................             2,949,025
                                                                                 -------------------
Net realized and unrealized gain (loss)
    Net realized gain (loss) on:
           Investments.......................................................            (2,194,786)
           Foreign currency transactions and forward currency exchange
           contracts.........................................................              (199,600)
           Swap contracts....................................................            (1,138,488)
           Written options...................................................               231,355
           Futures contracts.................................................              (925,216)
                                                                                 -------------------
                 Net realized loss...........................................            (4,226,735)
                                                                                 -------------------
    Change in net unrealized appreciation (depreciation) on:
           Investments.......................................................            (1,209,823)
           Foreign currency transactions and forward currency exchange
           contracts.........................................................               650,586
           Written options...................................................               (16,091)
           Futures contracts.................................................            (2,190,681)
           Swaps contracts...................................................             2,551,801
                                                                                 -------------------
                 Change in net unrealized appreciation (depreciation)........              (214,208)
                                                                                 -------------------

                 Net realized and unrealized loss............................            (4,440,943)
                                                                                 -------------------
Net decrease in net assets resulting from operations.........................     $      (1,491,918)
                                                                                 ===================

         The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                        Intermediate Bond Fund
                                  Statement of Changes in Net Assets
                                               Unaudited

                                                                                    For the period
                                                                                  January 1, 2005 to
                                                                                    March 31, 2005
                                                                                =======================
From operations
     Net investment income ..................................................     $        2,949,025
     Net realized loss.......................................................             (4,226,735)
     Change in net unrealized appreciation (depreciation)....................               (214,208)
                                                                                ---------------------
              Net decrease in net assets resulting from operations...........             (1,491,918)
                                                                                ---------------------
From unitholder transactions
     Proceeds from units issued..............................................             14,570,325
     Cost of units redeemed..................................................             (2,375,076)
                                                                                ---------------------
              Net increase in net assets resulting from unitholder
              transactions...................................................             12,195,249
                                                                                ---------------------
              Net increase in net assets.....................................             10,703,331
Net Assets
     Beginning of period.....................................................            441,709,387
                                                                                ---------------------
     End of period...........................................................     $      452,412,718
                                                                                =====================

Number of units
     Outstanding-beginning of period.........................................             23,511,425
        Issued...............................................................                775,218
        Redeemed.............................................................               (126,203)
                                                                                ---------------------

     Outstanding-end of period...............................................              24,160,440
                                                                                =====================

------------


         The accompanying unaudited notes are an integral part of these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                                         Intermediate Bond Fund
                                          Financial Highlights
                                                Unaudited

                             (For a unit outstanding throughout the period)


                                                                                    For the period
                                                                                  January 1, 2005 to
                                                                                    March 31, 2005
                                                                                =======================
Investment income+...........................................................     $            0.16
Net expenses(+)++............................................................                 (0.04)
                                                                                ----------------------
Net investment income .......................................................                  0.12
Net realized and unrealized gain (loss)......................................                 (0.18)
                                                                                ----------------------
Net decrease in unit value...................................................                 (0.06)
Net asset value at beginning of period.......................................                  18.79
                                                                                ----------------------
Net asset value at end of period.............................................     $            18.73
                                                                                ======================

Ratio of net expenses to average net assets*++...............................                  0.76%
Ratio of net investment income to average net assets*........................                  2.75%
Portfolio turnover**.........................................................                    96%
Total return**...............................................................                (0.32)%
Net assets at end of period (in thousands)...................................               $452,413



------------
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

          The accompanying unaudited notes are an integral part of these financial statements.

                American Bar Association Members/ State Street Collective Trust
                                   International Equity Fund
                              Statement of Assets and Liabilities
                                           Unaudited


                                                                            March 31, 2005
                                                                           ==================
                                             Assets
Investments, at value (cost $127,486,501)................................   $     167,426,692 (a)
Investments in affiliated issuers, at value (cost $36,592,281)...........         36,592,281
Foreign currency, at value (cost $199,795)...............................            196,442
Cash.....................................................................                988
Dividends receivable.....................................................            710,219
Receivable for fund units sold...........................................          1,021,821
Tax reclaims receivable..................................................             87,601
Receivable for investments sold..........................................             81,387
                                                                            ------------------
    Total assets.........................................................        206,117,431
                                                                            ------------------
                                          Liabilities
Payable for collateral received on securities loaned.....................         29,592,686
Payable for investments purchased........................................          2,394,243
Tax withholding payable..................................................             42,323
Investment advisory fee payable..........................................             87,273
State Street Bank and Trust Company--program fee payable.................             38,189
Trustee, management and administration fees payable......................             10,086
American Bar Retirement Association--program fee payable.................              6,479
Other accruals...........................................................             13,681
                                                                           ------------------
    Total liabilities....................................................         32,184,960
                                                                           ------------------
Net assets (equivalent to $21.87 per unit based on 7,952,075 units
outstanding)                                                                 $    173,932,471
                                                                           ==================

(a)  Includes securities on loan with a value of $28,408,651.

     The accompanying unaudited notes are an integral part of these financial statements.

                   American Bar Association Members/ State Street Collective Trust
                                      International Equity Fund
                                       Statement of Operations
                                              Unaudited

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income
    Dividends (net of foreign tax expense of $56,926).......................      $         906,275
    Interest- unaffiliated issuers..........................................                 37,410
    Interest- affiliated issuers............................................                     89
    Securities lending income...............................................                 12,804
                                                                                 -------------------
                 Total investment income....................................                956,578
                                                                                 -------------------
Expenses
    Investment advisory fee.................................................                242,772
    State Street Bank and Trust Company--program fee........................                112,810
    American Bar Retirement Association--program fee........................                 18,046
    Trustee, management and administration fees.............................                 30,025
    Reports to unitholders..................................................                  8,553
    Legal and audit fees....................................................                 12,302
    Compliance consulatant fees.............................................                 10,376
    Registration fees.......................................................                  1,156
    Other fees..............................................................                  8,438
                                                                                 -------------------
                 Total expenses.............................................                444,478
                                                                                 -------------------
Net investment income ......................................................                512,100
                                                                                 -------------------
Realized and unrealized gain (loss)
    Net realized gain (loss) on:
           Investment securities............................................              4,037,064
           Foreign currency.................................................                (17,235)
                                                                                 -------------------
                 Net realized gain .........................................              4,019,829
                                                                                 -------------------
    Change in net unrealized appreciation (depreciation) on:
           Investment securities............................................             (4,387,496)
           Foreign currency.................................................                (20,132)
                                                                                 -------------------
           Change in net unrealized appreciation (depreciation).............             (4,407,628)
                                                                                 -------------------

                 Net realized and unrealized gain (loss)....................               (387,799)
                                                                                 -------------------
Net increase in net assets resulting from operations........................      $         124,301
                                                                                 ===================

         The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                       International Equity Fund
                                   Statement of Changes in Net Assets
                                               Unaudited

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
From operations
     Net investment income..................................................      $        512,100
     Net realized gain .....................................................             4,019,829
     Change in net unrealized appreciation (depreciation)...................            (4,407,628)
                                                                                 ---------------------
              Net increase in net assets resulting from operations..........               124,301
                                                                                 ---------------------

From unitholder transactions
     Proceeds from units issued.............................................            16,746,955
     Cost of units redeemed.................................................            (1,652,332)
                                                                                 ---------------------
              Net increase in net assets resulting from unitholder
              transactions..................................................            15,094,623
                                                                                 ---------------------
              Net increase in net assets....................................            15,218,924
Net Assets
     Beginning of period....................................................           158,713,547
                                                                                 ---------------------
     End of period..........................................................      $    173,932,471
                                                                                 =====================

Number of units
     Outstanding-beginning of period........................................             7,257,708
        Issued..............................................................               770,699
        Redeemed............................................................               (76,332)
                                                                                 ---------------------

     Outstanding-end of period..............................................             7,952,075
                                                                                 =====================

          The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                       International Equity Fund
                                         Financial Highlights
                                               Unaudited

                            (For a unit outstanding throughout the period)

                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income+..........................................................      $            0.13
Net expenses(+)++...........................................................                  (0.06)
                                                                                 --------------------
Net investment income ......................................................                   0.07
Net realized and unrealized gain (loss).....................................                  (0.07)
                                                                                 --------------------
Net increase in unit value(a)...............................................                     -
Net asset value at beginning of period......................................                  21.87
                                                                                 --------------------
Net asset value at end of period............................................                $ 21.87
                                                                                 ====================

Ratio of net expenses to average net assets*++..............................                  1.08%
Ratio of net investment income to average net assets*.......................                  1.25%
Portfolio turnover**........................................................                     9%
Total return**..............................................................                  0.00%
Net assets at end of period (in thousands)..................................               $173,934


------------
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
(a)  Amounts less than $0.005 per unit are rounded to zero.

         The accompanying unaudited notes are an integral part of these financial statements.

                 American Bar Association Members/ State Street Collective Trust
                                   Large-Cap Growth Equity Fund
                               Statement of Assets and Liabilities
                                            Unaudited

                                                                                March 31, 2005
                                                                             ===================
                                              Assets
Investments, at value (cost $457,096,678)...................................   $  518,835,734 (a)
Investments in affiliated issuers, at value (cost $235,569,887).............      289,545,854
Cash........................................................................            1,707
Receivable for investments sold.............................................        1,232,770
Dividends and interest receivable...........................................          555,184
Receivable for fund units sold..............................................          115,561
                                                                             -------------------
    Total assets............................................................       810,286,810
                                                                             -------------------
                                           Liabilities
Payable for collateral received on securities loaned........................        30,780,459
Payable for fund units redeemed.............................................            62,970
Payable for investments purchased...........................................         2,954,580
Investment advisory fee payable.............................................           310,803
State Street Bank and Trust Company--program fee payable....................           172,286
Trustee, management and administration fees payable.........................            50,687
American Bar Retirement Association--program fee payable....................            29,346
Other accruals..............................................................           107,412
                                                                             -------------------
    Total liabilities.......................................................        34,468,543
                                                                             -------------------
Net assets (equivalent to $44.29 per unit based on 17,516,749 units
outstanding)................................................................   $   775,818,267
                                                                             ===================

(a)  Includes securities on loan with a value of $30,074,335.

       The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                     Large-Cap Growth Equity Fund
                                        Statement of Operations
                                               Unaudited


                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income
    Dividends (net of foreign tax expense of $20,063).......................      $       1,753,821
    Interest- affiliated issuers............................................                 92,908
    Securities lending income...............................................                 14,869
                                                                                 -------------------
                 Total investment income....................................              1,861,598
                                                                                 -------------------
Expenses
    Investment advisory fee.................................................                361,946
    State Street Bank and Trust Company--program fee........................                541,448
    American Bar Retirement Association--program fee........................                 86,626
    Trustee, management and administration fees.............................                149,458
    Reports to unitholders..................................................                 41,903
    Legal and audit fees....................................................                 60,268
    Compliance consultant fees..............................................                 50,832
    Registration fees.......................................................                  5,661
    Other fees..............................................................                 35,873
                                                                                 -------------------
                 Total expenses.............................................              1,334,015
                                                                                 -------------------
Net investment income ......................................................                527,583
                                                                                 -------------------
Net realized and unrealized gain (loss) on investments
           Net realized gain- unaffiliated issuers .........................              4,161,333
           Net realized gain- affiliated issuers ...........................              2,456,397
                                                                                 -------------------
                 Net realized gain .........................................              6,617,730
                                                                                 -------------------

    Change in net unrealized appreciation (depreciation) on investments.....            (40,968,629)
                                                                                 -------------------

                 Net realized and unrealized gain (loss)....................            (34,350,899)
                                                                                 -------------------
Net decrease in net assets resulting from operations........................      $      (33,823,316)
                                                                                 ===================

         The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                      Large-Cap Growth Equity Fund
                                   Statement of Changes in Net Assets
                                               Unaudited


                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
From operations
     Net investment income....................................................    $         527,583
     Net realized gain .......................................................            6,617,730
     Change in net unrealized appreciation (depreciation) on investments......          (40,968,629)
                                                                                 ---------------------
              Net decrease in net assets resulting from operations............          (33,823,316)
                                                                                 ---------------------

From unitholder transactions
     Proceeds from units issued...............................................            7,647,550
     Cost of units redeemed...................................................          (29,195,823)
                                                                                 ---------------------
              Net decrease in net assets resulting from unitholder
              transactions....................................................          (21,548,273)
                                                                                 ---------------------
              Net decrease in net assets......................................           (55,371,589)
Net Assets
     Beginning of period......................................................           831,189,856
                                                                                 ---------------------
     End of period............................................................    $      775,818,267
                                                                                 =====================

Number of units
     Outstanding-beginning of period..........................................            17,999,653
        Issued................................................................               170,336
        Redeemed..............................................................              (653,240)
                                                                                 ---------------------

     Outstanding-end of period................................................            17,516,749
                                                                                 =====================

          The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                      Large-Cap Growth Equity Fund
                                          Financial Highlights
                                               Unaudited

                             (For a unit outstanding throughout the period)


                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income+..........................................................      $             0.10
Net expenses(+)++...........................................................                   (0.08)
                                                                                 --------------------
Net investment income ......................................................                    0.02
Net realized and unrealized loss............................................                   (1.91)
                                                                                 --------------------
Net decrease in unit value..................................................                   (1.89)
Net asset value at beginning of period......................................                   46.18
                                                                                 --------------------
Net asset value at end of period............................................      $            44.29
                                                                                 ====================

Ratio of net expenses to average net assets*++..............................                   0.68%
Ratio of net investment income to average net assets*.......................                   0.27%
Portfolio turnover**+++.....................................................                     10%
Total return**..............................................................                 (4.09)%
Net assets at end of period (in thousands)..................................                $775,818


------------
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++  With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.


         The accompanying unaudited notes are an integral part of these financial statements.

                  American Bar Association Members/ State Street Collective Trust
                                    Large-Cap Value Equity Fund
                                Statement of Assets and Liabilities
                                             Unaudited


                                                                                 March 31, 2005
                                                                               ===================

                                               Assets
   Investments, at value (cost $229,821,937)................................    $  273,472,430 (a)
   Investments in affiliated issuers, at value (cost $92,001,035)...........       110,476,563
   Cash.....................................................................               129
   Dividends and interest receivable........................................           419,362
   Receivable for fund units sold...........................................           209,957
                                                                               -------------------
       Total assets.........................................................       384,578,441
                                                                               -------------------
                                            Liabilities
   Payable for collateral received on securities loaned.....................        14,586,005
   Investment advisory fee payable..........................................            63,058
   State Street Bank and Trust Company--program fee payable.................            81,596
   Trustee, management and administration fees payable......................            23,786
   American Bar Retirement Association--program fee payable.................            13,871
   Other accruals...........................................................            32,974
                                                                               -------------------
       Total liabilities....................................................         14,801,290
                                                                               -------------------
Net assets (equivalent to $33.97 per unit based on 10,886,119 units
outstanding)                                                                    $   369,777,151
                                                                               ===================


(a)  Includes securities on loan with a value of $14,345,236.

        The accompanying unaudited notes are an integral part of these financial statements.

                   American Bar Association Members/ State Street Collective Trust
                                     Large-Cap Value Equity Fund
                                       Statement of Operations
                                              Unaudited


                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income
    Dividends (net of foreign tax expense of and $1,111)......................     $      1,506,217
    Interest- affiliated issuers..............................................               56,298
    Securities lending income.................................................                4,754
                                                                                 -------------------
                 Total investment income......................................            1,567,269
                                                                                 -------------------
Expenses
    Investment advisory fee...................................................              180,510
    State Street Bank and Trust Company--program fee..........................              247,351
    American Bar Retirement Association--program fee..........................               39,563
    Trustee, management and administration fees...............................               68,270
    Reports to unitholders....................................................               18,897
    Legal and audit fees......................................................               27,179
    Compliance consultant fees................................................               22,923
    Registration fees.........................................................                2,553
    Other fees................................................................               16,177
                                                                                 -------------------
                 Total expenses...............................................              623,423
                                                                                 -------------------
Net investment income ........................................................              943,846
                                                                                 -------------------

Net realized and unrealized gain (loss)
    Net realized gain (loss) on:
           Investments- unaffiliated issuers                                              2,145,724
           Investments- affiliated issuers                                                  658,965
           Foreign currency transactions......................................                 (441)
                                                                                 -------------------
                 Net realized gain ...........................................            2,804,248
                                                                                 -------------------

    Change in net unrealized appreciation (depreciation) on:
           Investments                                                                   (5,499,918)
                                                                                 -------------------
                 Net realized and unrealized gain (loss)......................           (2,695,670)
                                                                                 -------------------
Net decrease in net assets resulting from operations..........................     $     (1,751,824)
                                                                                 ===================

         The accompanying unaudited notes are an integral part of these financial statements.

                    American Bar Association Members/ State Street Collective Trust
                                      Large-Cap Value Equity Fund
                                  Statement of Changes in Net Assets
                                               Unaudited


                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================

From operations
     Net investment income ...................................................     $        943,846
     Net realized gain .......................................................            2,804,248
     Change in net unrealized appreciation (depreciation) on investments......           (5,499,918)
                                                                                 --------------------
              Net decrease in net assets resulting from operations............           (1,751,824)
                                                                                 --------------------

From unitholder transactions
     Proceeds from units issued...............................................           20,215,450
     Cost of units redeemed...................................................           (8,776,076)
                                                                                 --------------------

              Net increase in net assets resulting from unitholder
              transactions....................................................           11,439,374
                                                                                 --------------------
              Net increase in net assets......................................            9,687,550
Net Assets
     Beginning of period......................................................          360,089,601
                                                                                 --------------------
     End of period............................................................     $     369,777,151
                                                                                 ====================

Number of units
     Outstanding-beginning of period..........................................           10,548,861
        Issued................................................................              596,341
        Redeemed..............................................................             (259,083)
                                                                                 --------------------

     Outstanding-end of period................................................           10,886,119
                                                                                 ====================

         The accompanying unaudited notes are an integral part of these financial statements.

                   American Bar Association Members/ State Street Collective Trust
                                     Large-Cap Value Equity Fund
                                         Financial Highlights
                                              Unaudited

                           (For a unit outstanding throughout the period)


                                                                                   For the period
                                                                                 January 1, 2005 to
                                                                                   March 31, 2005
                                                                                 ===================
Investment income+............................................................     $          0.15
Net expenses(+)++.............................................................               (0.06)
                                                                                 ---------------------
Net investment income ........................................................                0.09
Net realized and unrealized gain (loss).......................................               (0.26)
                                                                                 ---------------------
Net decrease in unit value....................................................               (0.17)
Net asset value at beginning of period........................................               34.14
                                                                                 ---------------------
Net asset value at end of period..............................................     $         33.97
                                                                                 =====================

Ratio of net expenses to average net assets*++................................                0.69%
Ratio of net investment income to average net assets*.........................                1.05%
Portfolio turnover**+++.......................................................                   5%
Total return**................................................................              (0.50)%
Net assets at end of period (in thousands)....................................            $369,777


------------
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.

     The accompanying unaudited notes are an integral part of these financial statements.

                                    American Bar Association Members/ State Street Collective Trust
                                                      Mid-Cap Growth Equity Fund
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       Investments, at value (cost $59,856,129)..............................................         $68,989,780 (a)
       Investments in affiliated issuers, at value (cost $13,262,175)........................          13,262,175
       Cash..................................................................................                 833
       Receivable for investments sold.......................................................             703,648
       Dividends and interest receivable.....................................................              14,313
                                                                                                ------------------
               Total assets..................................................................          82,970,749
                                                                                                ------------------
                                         Liabilities
       Payable for collateral received on securities loaned..................................          12,146,115
       Payable for investments purchased.....................................................             662,911
       Payable for fund units redeemed.......................................................             100,000
       Investment advisory fee payable.......................................................             106,421
       State Street Bank and Trust Company--program fee payable..............................              15,356
       Trustee, management and administration fees payable...................................               4,507
       American Bar Retirement Association--program fee payable..............................               2,610
       Other accruals........................................................................               5,172
                                                                                                ------------------
               Total liabilities.............................................................          13,043,092
                                                                                                ------------------
Net assets (equivalent to $18.42 per unit based on 3,796,690 units outstanding)..............         $69,927,657
                                                                                                ==================

(a) Includes securities on loan with a value of $11,842,296.

           The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                            Mid-Cap Growth Equity Fund
                                              Statement of Operations
                                                     Unaudited
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income
    Dividends (net of foreign tax expense of $150)......................................          $        50,576
    Interest-affiliated issuer..........................................................                   14,183
    Securities lending income-afiliated issuer..........................................                    4,310
                                                                                                  -----------------
                  Total investment income...............................................                   69,069
                                                                                                  -----------------
Expenses
    Investment advisory fee.............................................................                  106,421
    State Street Bank and Trust Company--program fee.....................................                  45,979
    American Bar Retirement Association--program fee.....................................                   7,354
    Trustee, management and administration fees.........................................                   12,691
    Reports to unitholders..............................................................                    3,499
    Legal and audit fees................................................................                    5,033
    Compliance consultant fees..........................................................                    4,245
    Registration fees...................................................................                      473
    Other fees..........................................................................                    2,997
                                                                                                  -----------------
                  Total expenses........................................................                  188,692
                                                                                                  -----------------
Net investment loss.....................................................................                 (119,623)
                                                                                                  -----------------
Net realized and unrealized gain (loss) on investments
         Net realized gain..............................................................                1,022,909
         Change in net unrealized appreciation (depreciation)...........................               (2,498,306)
                                                                                                  -----------------
                  Net realized and unrealized gain (loss)...............................               (1,475,397)
                                                                                                  -----------------
Net decrease in net assets resulting from operations....................................          $    (1,595,020)
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                            Mid-Cap Growth Equity Fund
                                        Statement of Changes in Net Assets
                                                     Unaudited
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
From operations
     Net investment loss................................................................          $      (119,623)
     Net realized gain..................................................................                1,022,909
     Change in net unrealized appreciation (depreciation) on investments................               (2,498,306)
                                                                                                  -----------------
                  Net decrease in net assets resulting from operations..................               (1,595,020)
                                                                                                  -----------------
From unitholder transactions
     Proceeds from units issued.........................................................                6,305,686
     Cost of units redeemed.............................................................               (1,633,764)
                                                                                                  -----------------
                  Net increase in net assets resulting from unitholder transactions.....                4,671,922
                                                                                                  -----------------
                  Net increase in net assets............................................                3,076,902
Net Assets
     Beginning of period................................................................               66,850,755
                                                                                                  -----------------
     End of period......................................................................          $    69,927,657
                                                                                                  =================
Number of units
     Outstanding-beginning of period....................................................                3,545,041
         Issued.........................................................................                  339,898
         Redeemed.......................................................................                  (88,249)
                                                                                                  -----------------
     Outstanding-end of period..........................................................                3,796,690
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                            Mid-Cap Growth Equity Fund
                                               Financial Highlights
                                                     Unaudited

                                  (For a unit outstanding throughout the period)

                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income+......................................................................          $       0.02
Net expenses(+)++.......................................................................                 (0.05)
                                                                                                  -----------------
Net investment loss.....................................................................                 (0.03)
Net realized and unrealized gain (loss).................................................                 (0.41)
                                                                                                  -----------------
Net decrease in unit value..............................................................                 (0.44)
Net asset value at beginning of period..................................................                  18.86
                                                                                                  -----------------
Net asset value at end of period........................................................          $       18.42
                                                                                                  =================
Ratio of net expenses to average net assets*++..........................................                  1.13%
Ratio of net investment loss to average net assets*.....................................                (0.72)%
Portfolio turnover**....................................................................                    32%
Total return**..........................................................................                (2.33)%
Net assets at end of period (in thousands)..............................................                $69,928

______________
*       Annualized.
**      Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                                    American Bar Association Members/ State Street Collective Trust
                                                       Mid-Cap Value Equity Fund
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       Investments, at value (cost $46,988,913)..............................................         $53,851,633 (a)
       Investments in affiliated issuers, at value (cost $8,902,066).........................           8,902,066
       Cash..................................................................................                 623
       Receivable for investments sold.......................................................           1,193,044
       Dividends and interest receivable.....................................................             105,164
                                                                                                ------------------
               Total assets..................................................................          64,052,530
                                                                                                ------------------
                                         Liabilities
       Payable for collateral received on securities loaned..................................           3,740,244
       Payable for investments purchased.....................................................           1,165,472
       Payable for fund units redeemed.......................................................             193,660
       Investment advisory fee payable.......................................................              29,261
       State Street Bank and Trust Company--program fee payable..............................              12,921
       Trustee, management and administration fees payable...................................               3,789
       American Bar Retirement Association--program fee payable..............................               2,188
       Other accruals........................................................................               3,722
                                                                                                ------------------
               Total liabilities.............................................................           5,151,257
                                                                                                ------------------
Net assets (equivalent to $14.02 per unit based on 4,201,215 units outstanding)..............         $58,901,273
                                                                                                ==================


(a) Includes securities on loan with a value of $3,676,981.

           The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                             Mid-Cap Value Equity Fund
                                              Statement of Operations
                                                     Unaudited
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income
     Dividends..........................................................................          $       202,711
     Interest-affiliated issuers........................................................                   26,804
     Securities lending income..........................................................                      197
                                                                                                  -----------------
                  Total Investment income...............................................                  229,712
                                                                                                  -----------------
Expenses
     Investment advisory fee............................................................                   81,728
     State Street Bank and Trust Company--program fee....................................                  38,191
     American Bar Retirement Association--program fee....................................                   6,109
     Trustee, management and administration fees........................................                   10,542
     Reports to unitholders.............................................................                    2,898
     Legal and audit fees...............................................................                    4,167
     Compliance consultant fees.........................................................                    3,515
     Registration fees..................................................................                      391
     Other fees.........................................................................                    2,481
                                                                                                  -----------------
                  Total expenses........................................................                  150,022
                                                                                                  -----------------
Net investment income...................................................................                   79,690
                                                                                                  -----------------
Net realized and unrealized gain (loss) on investments
         Net realized gain..............................................................                  733,631
         Change in net unrealized appreciation (depreciation)...........................               (2,096,239)
                                                                                                  -----------------
                  Net realized and unrealized gain (loss)...............................               (1,362,608)
                                                                                                  -----------------
Net decrease in net assets resulting from operations....................................          $    (1,282,918)
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                             Mid-Cap Value Equity Fund
                                        Statement of Changes in Net Assets
                                                     Unaudited
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
From operations
     Net investment income..............................................................          $        79,690
     Net realized gain..................................................................                  733,631
     Change in net unrealized appreciation (depreciation) on investments................               (2,096,239)
                                                                                                  -----------------
                  Net decrease in net assets resulting from operations..................               (1,282,918)
                                                                                                  -----------------
From unitholder transactions
     Proceeds from units issued.........................................................                7,540,732
     Cost of units redeemed.............................................................                 (719,412)
                                                                                                  -----------------
                  Net increase in net assets resulting from unitholder transactions.....                6,821,320
                                                                                                  -----------------
Net Assets
     Beginning of period................................................................               53,362,871
                                                                                                  -----------------
     End of period......................................................................          $    58,901,273
                                                                                                  =================
Number of units
     Outstanding-beginning of period....................................................                3,713,649
          Issued........................................................................                  538,882
          Redeemed......................................................................                  (51,316)
                                                                                                  -----------------
Outstanding-end of period...............................................................                4,201,215
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                             Mid-Cap Value Equity Fund
                                               Financial Highlights
                                                     Unaudited

                                  (For a unit outstanding throughout the period)

                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income+......................................................................          $       0.06
Net expenses(+)++.......................................................................                 (0.04)
                                                                                                  -----------------
Net investment income...................................................................                  0.02
Net realized and unrealized gain (loss).................................................                 (0.37)
                                                                                                  -----------------
Net decrease in unit value..............................................................                 (0.35)
Net asset value at beginning of period..................................................                 14.37
                                                                                                  -----------------
Net asset value at end of period........................................................          $      14.02
                                                                                                  =================
Ratio of net expenses to average net assets*++..........................................                  1.08%
Ratio of net investment income to average net assets*...................................                  0.57%
Portfolio turnover**....................................................................                     8%
Total return**..........................................................................                (2.44)%
Net assets at end of period (in thousands)..............................................                $58,901

______________
*       Annualized.
**      Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

            The accompanying unaudited notes are an integral part of
                           these financial statements.


                                    American Bar Association Members/ State Street Collective Trust
                                                         Small-Cap Equity Fund
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       Investments, at value (cost $288,542,123).............................................        $293,736,675 (a)
       Investments in affiliated issuers, at value (cost $73,226,310)........................          73,226,310
       Cash..................................................................................              95,307
       Receivable for investments sold.......................................................           2,200,258
       Dividends and interest receivable.....................................................             244,498
       Receivable for fund units sold........................................................             138,088
                                                                                                ------------------
               Total assets..................................................................         369,641,136
                                                                                                ------------------
                                         Liabilities
       Payable for collateral received on securities loaned..................................          67,172,397
       Payable for investments purchased.....................................................           2,513,737
       Investment advisory fee payable.......................................................             160,832
       State Street Bank and Trust Company--program fee payable..............................              66,501
       Trustee, management and administration fees payable...................................              19,560
       American Bar Retirement Association--program fee payable..............................              11,317
       Other accruals........................................................................              34,940
                                                                                                ------------------
               Total liabilities.............................................................          69,979,284
                                                                                                ------------------
Net assets (equivalent to $61.33 per unit based on 4,886,029 units outstanding)..............        $299,661,852
                                                                                                ==================

(a) Includes securities on loan with a value of $65,390,572.

           The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                               Small-Cap Equity Fund
                                              Statement of Operations
                                                     Unaudited
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income
     Dividends..........................................................................          $       597,367
     Interest-affiliated issuers........................................................                   41,995
     Securities lending income..........................................................                   49,309
                                                                                                  -----------------
                  Total investment income...............................................                  688,671
                                                                                                  -----------------
Expenses
     Investment advisory fee............................................................                  390,402
     State Street Bank and Trust Company--program fee...................................                  207,182
     American Bar Retirement Association--program fee...................................                   33,138
     Trustee, management and administration fees........................................                   57,178
     Reports to unitholders.............................................................                   15,971
     Legal and audit fees...............................................................                   22,971
     Compliance consultant fees.........................................................                   19,374
     Registration fees..................................................................                    2,158
     Other fees.........................................................................                   13,671
                                                                                                  -----------------
                  Total expenses........................................................                  762,045
                                                                                                  -----------------
Net investment loss....................................................................                   (73,374)
                                                                                                  -----------------
Net realized and unrealized gain (loss) on investments
         Net realized gain..............................................................                5,994,340
         Change in net unrealized appreciation (depreciation)...........................              (19,215,249)
                                                                                                  -----------------
                  Net realized and unrealized gain (loss)...............................              (13,220,909)
                                                                                                  -----------------
Net decrease in net assets resulting from operations....................................          $   (13,294,283)
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                               Small-Cap Equity Fund
                                        Statement of Changes in Net Assets
                                                     Unaudited
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
From operations
     Net investment loss................................................................          $       (73,374)
     Net realized gain..................................................................                5,994,340
     Change in net unrealized appreciation (depreciation) on investments................              (19,215,249)
                                                                                                  -----------------
                  Net decrease in net assets resulting from operations..................              (13,294,283)
                                                                                                  -----------------
From unitholder transactions
     Proceeds from units issued.........................................................                2,259,651
     Cost of units redeemed.............................................................               (9,337,302)
                                                                                                  -----------------
                  Net decrease in net assets resulting from unitholder transactions                    (7,077,651)
                                                                                                  -----------------
                  Net decrease in net assets............................................              (20,371,934)
Net Assets..............................................................................
     Beginning of period................................................................              320,033,786
                                                                                                  -----------------
     End of period......................................................................          $   299,661,852
                                                                                                  =================
Number of units
     Outstanding-beginning of period....................................................                5,000,918
         Issued.........................................................................                   36,759
         Redeemed.......................................................................                 (151,648)
                                                                                                  -----------------
     Outstanding-end of period..........................................................                4,886,029
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                               Small-Cap Equity Fund
                                               Financial Highlights
                                                     Unaudited

                                  (For a unit outstanding throughout the period)
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income+......................................................................          $       0.14
Net Expenses(+)++.......................................................................                 (0.15)
                                                                                                  -----------------
Net investment loss.....................................................................                 (0.01)
Net realized and unrealized gain (loss).................................................                 (2.66)
                                                                                                  -----------------
Net decrease in unit value..............................................................                 (2.67)
Net asset value at beginning of period..................................................                  64.00
                                                                                                  -----------------
Net asset value at end of period........................................................          $       61.33
                                                                                                  =================
Ratio of net expenses to average net assets*++..........................................                  1.01%
Ratio of net investment loss to average net assets*.....................................                (0.10)%
Portfolio turnover**....................................................................                    14%
Total return**..........................................................................                (4.17)%
Net assets at end of period (in thousands)..............................................               $299,662

------------------
*       Annualized.
**      Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the colllective investment funds in which the Fund invests a portion of its assets.

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                                    American Bar Association Members/ State Street Collective Trust
                                                       Stable Asset Return Fund
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       Investments, at value (cost $866,809,355).............................................        $866,809,355
       Receivable for fund units sold........................................................             363,566
                                                                                                ------------------
               Total assets..................................................................         867,172,921
                                                                                                ------------------
                                         Liabilities
       Payable for fund units redeemed.......................................................             490,725
       State Street Bank and Trust Company--program fee payable..............................             187,640
       Trustee, management and administration fees payable...................................              55,182
       American Bar Retirement Association--program fee payable..............................              31,951
       Other accruals........................................................................             123,852
                                                                                                ------------------
               Total liabilities.............................................................             889,350
                                                                                                ------------------
Net assets (equivalent to $29.79 per unit based on 29,082,658 units outstanding).............        $866,283,571
                                                                                                ==================

           The accompanying unaudited notes are an integral part of
                          these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                             Stable Asset Return Fund
                                              Statement of Operations
                                                     Unaudited

                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Interest income.........................................................................                7,741,158
                                                                                                  -----------------
Expenses
     State Street Bank and Trust Company--program fee....................................                 583,676
     American Bar Retirement Association--program fee....................................                  93,413
     Trustee, management and administration fees........................................                  161,161
     Reports to unitholders.............................................................                   45,141
     Legal and audit fees...............................................................                   64,925
     Compliance consultant fees.........................................................                   54,761
     Registration fees..................................................................                    6,098
     Other fees.........................................................................                   38,646
                                                                                                  -----------------
              Total expenses............................................................                1,047,821
                                                                                                  -----------------
Net Investment income and net increase in net assets resulting from operations..........                6,693,337
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                             Stable Asset Return Fund
                                        Statement of Changes in Net Assets
                                                     Unaudited

                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
From operations
     Net Investment income and net increase in net assets resulting from operations.....          $     6,693,337
                                                                                                  -----------------
From unitholder transactions
     Proceeds from units issued.........................................................               24,441,523
     Cost of units redeemed.............................................................              (29,181,346)
                                                                                                  -----------------
                  Net decrease in net assets resulting from unitholder transactions.....               (4,739,823)
                                                                                                  -----------------
                  Net increase in net assets............................................                1,953,514
Net Assets
     Beginning of period................................................................              864,330,057
                                                                                                  -----------------
     End of period......................................................................          $   866,283,571
                                                                                                  =================
Number of units
     Outstanding-beginning of period....................................................               29,243,928
         Issued.........................................................................                  823,060
         Redeemed.......................................................................                 (984,330)
                                                                                                  -----------------
     Outstanding-end of period..........................................................               29,082,658
                                                                                                  =================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                          American Bar Association Members/ State Street Collective Trust
                                             Stable Asset Return Fund
                                               Financial Highlights
                                                     Unaudited

                                  (For a unit outstanding throughout the period)
                                                                                                   For the period
                                                                                                   January 1, 2005
                                                                                                         to
                                                                                                   March 31, 2005
                                                                                                  -----------------
Investment income+......................................................................          $       0.27
Net expenses(+)++.......................................................................                 (0.04)
                                                                                                  -----------------
Net investment income...................................................................                   0.23
Net increase in unit value..............................................................                   0.23
Net asset value at beginning of period..................................................                  29.56
                                                                                                  -----------------
Net asset value at end of period........................................................          $       29.79
                                                                                                  =================
Ratio of net expenses to average net assets*++..........................................                  0.49%
Ratio of net investment income to average net assets*...................................                  3.16%
Total return**..........................................................................                  0.78%
Net assets at end of period (in thousands)..............................................               $866,284

-------------------
*       Annualized.
**      Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                                    American Bar Association Members/ State Street Collective Trust
                                         Structured Portfolio Service - Conservative Portfolio
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       American Bar Association Members / State Street Collective Trust investment funds, at value
       Stable Asset Return Fund (cost $16,784,662 and units of 594,095)......................         $17,696,277
       Intermediate Bond Fund (cost $19,323,038 and units of 1,102,551)......................          20,645,656
       Large Cap Value Equity (cost $3,183,106 and units of 121,560).........................           4,129,131
       Large Cap Growth Equity (cost $3,546,123 and units of 93,229).........................           4,129,131
       Index Equity Fund (cost $6,681,224 and units of 279,875)..............................           8,258,262
       International Equity Fund (cost $3,007,816 and units of 188,761)......................           4,129,131
       Receivable for collective investments sold............................................              60,838
                                                                                                ------------------
               Total assets..................................................................          59,048,426
                                                                                                ------------------
                                         Liabilities
       Payable for fund units redeemed.......................................................              60,838
                                                                                                ------------------
               Total liabilities.............................................................              60,838
                                                                                                ------------------
Net assets (equivalent to $19.17 per unit based on 3,077,209 units outstanding)                       $58,987,588
                                                                                                ==================


           The accompanying unaudited notes are an integral part of
                          these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                          Structured Portfolio Service - Conservative Portfolio
                                         Statement of Operations
                                                Unaudited

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    ====================
Investment income............................................................       $                 -
                                                                                    --------------------
Net realized and unrealized gain (loss) on collective investment funds:
     Net realized gain ......................................................                   557,357
     Change in net unrealized appreciation (depreciation)....................                  (842,929)
                                                                                    --------------------
         Net realized and unrealized loss....................................                  (285,572)
                                                                                    --------------------
Net decrease in net assets resulting from operations.........................       $          (285,572)
                                                                                    ====================


               The accompanying unaudited notes are an integral
                     part of these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                          Structured Portfolio Service - Conservative Portfolio
                                    Statement of Changes in Net Assets
                                                Unaudited

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    ====================
From operations
     Net investment income ..................................................       $                 -
     Net realized gain on investments........................................                   557,357
     Change in net unrealized appreciation (depreciation)....................                  (842,929)
                                                                                    ---------------------
         Net decrease in net assets resulting from operations................                  (285,572)
                                                                                    ---------------------

From unitholder transactions
     Proceeds from units issued..............................................                 4,898,977
     Cost of units redeemed..................................................                (1,689,290)
                                                                                    ---------------------
         Net increase in net assets resulting from unitholder transactions...                 3,209,687
                                                                                    ---------------------
         Net increase in net assets..........................................                 2,924,115

Net Assets
     Beginning of period.....................................................                56,063,473
                                                                                    ---------------------
     End of period...........................................................       $        58,987,588
                                                                                    =====================

Number of units
     Outstanding-beginning of period.........................................                 2,910,075
        Issued...............................................................                   255,207
        Redeemed.............................................................                   (88,073)
                                                                                    ---------------------

     Outstanding-end of period...............................................                 3,077,209
                                                                                    =====================


               The accompanying unaudited notes are an integral
                     part of these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                          Structured Portfolio Service - Conservative Portfolio
                                           Financial Highlights
                                                Unaudited

                              (For a unit outstanding throughout the period)
                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    ====================
Investment income+...........................................................       $              0.00
Net expenses(+)++............................................................                      0.00
                                                                                    --------------------
Net investment income .......................................................                      0.00
Net realized and unrealized gain (loss)......................................                     (0.10)
                                                                                    --------------------
Net decrease in unit value...................................................                     (0.10)
Net asset value at beginning of period.......................................                     19.27
                                                                                    --------------------
Net asset value at end of period.............................................       $             19.17
                                                                                    ====================

Ratio of net expenses to average net assets*++...............................                      0.00%
Ratio of net investment income to average net assets*........................                      0.00%
Portfolio turnover**+++......................................................                         5%
Total return**...............................................................                    (0.52)%
Net assets at end of period (in thousands)...................................                   $58,988


______________
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.


               The accompanying unaudited notes are an integral
                     part of these financial statements.

                                    American Bar Association Members/ State Street Collective Trust
                                           Structured Portfolio Service - Moderate Portfolio
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       American Bar Association Members / State Street Collective Trust investment funds, at value
       Stable Asset Return Fund (cost $20,896,244 and units of 744,398)......................         $22,173,348
       Intermediate Bond Fund (cost $61,672,979 and units of 3,552,406)......................          66,520,046
       Large Cap Value Equity (cost $15,918,573 and units of 587,499)........................          19,956,014
       Large Cap Growth Equity (cost $18,282,268 and units of 450,576).......................          19,956,014
       Index Equity Fund (cost $43,915,223 and units of 1,728,362)...........................          50,998,702
       International Equity Fund (cost $25,305,333 and units of 1,520,465)...................          33,260,023
       Mid-Cap Value Equity Fund (cost $3,558,630 and units of 316,283)......................           4,434,670
       Mid-Cap Growth Equity Fund (cost $3,530,656 and units of 240,783).....................           4,434,670
       Receivable for fund units sold........................................................             224,148
                                                                                                ------------------
               Total assets..................................................................         221,957,635
                                                                                                ------------------
                                         Liabilities
       Payable for collective investments purchased..........................................             224,148
                                                                                                ------------------
               Total liabilities.............................................................             224,148
                                                                                                ------------------
Net assets (equivalent to $20.37 per unit based on 10,887,305 units outstanding).............        $221,733,487
                                                                                                ==================

           The accompanying unaudited notes are an integral part of
                          these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                            Structured Portfolio Service - Moderate Portfolio
                                         Statement of Operations
                                                Unaudited

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    ====================
Investment income............................................................       $                -
                                                                                    --------------------
Net realized and unrealized gain (loss) on collective investment funds:
     Net realized gain ......................................................                  934,618
     Change in net unrealized appreciation (depreciation)....................               (3,055,847)
                                                                                    --------------------

         Net realized and unrealized loss....................................               (2,121,229)
                                                                                    --------------------
Net decrease in net assets resulting from operations.........................             $ (2,121,229)
                                                                                    ====================



               The accompanying unaudited notes are an integral
                     part of these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                            Structured Portfolio Service - Moderate Portfolio
                                    Statement of Changes in Net Assets
                                                Unaudited

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    =====================
From operations
     Net investment income ..................................................       $                 -
     Net realized gain on investments........................................                   934,618
     Change in net unrealized appreciation (depreciation)....................                (3,055,847)
                                                                                    ---------------------
         Net decrease in net assets resulting from operations................                (2,121,229)
                                                                                    ---------------------

From unitholder transactions
     Proceeds from units issued..............................................                21,511,548
     Cost of units redeemed..................................................                (1,178,812)
                                                                                    ---------------------
         Net increase in net assets resulting from unitholder transactions...                20,332,736
                                                                                    ---------------------
         Net increase in net assets..........................................                18,211,507
Net Assets
     Beginning of period.....................................................               203,521,980
                                                                                    ---------------------
     End of period...........................................................       $       221,733,487
                                                                                    =====================

Number of units
     Outstanding-beginning of period.........................................                 9,890,662
        Issued...............................................................                 1,054,455
        Redeemed.............................................................                   (57,812)
                                                                                    ---------------------

     Outstanding-end of period...............................................                10,887,305
                                                                                    =====================



               The accompanying unaudited notes are an integral
                     part of these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                            Structured Portfolio Service - Moderate Portfolio
                                           Financial Highlights
                                                Unaudited

                              (For a unit outstanding throughout the period)

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    ====================
Investment income+...........................................................       $              0.00
Net expenses(+)++............................................................                      0.00
                                                                                    --------------------
Net investment income .......................................................                      0.00
Net realized and unrealized gain (loss)......................................                     (0.21)
                                                                                    --------------------
Net decrease in unit value...................................................                     (0.21)
Net asset value at beginning of period.......................................                     20.58
                                                                                    --------------------
Net asset value at end of period.............................................       $             20.37
                                                                                    ====================

Ratio of net expenses to average net assets*++...............................                      0.00%
Ratio of net investment income to average net assets*........................                      0.00%
Portfolio turnover**+++......................................................                         2%
Total return**...............................................................                    (1.02)%
Net assets at end of period (in thousands)...................................                  $221,733


_________________
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.


               The accompanying unaudited notes are an integral
                     part of these financial statements.

                                    American Bar Association Members/ State Street Collective Trust
                                          Structured Portfolio Service - Aggressive Portfolio
                                                  Statement of Assets and Liabilities
                                                               Unaudited

                                                                                                  March 31, 2005
                                                                                                ------------------
                                            Assets
       American Bar Association Members / State Street Collective Trust investment funds, at value
       Intermediate Bond Fund (cost $22,119,685 and units of 1,263,462)......................         $23,658,770
       Large Cap Value Equity (cost $16,108,371 and units of 603,639)........................          20,504,266
       Large Cap Growth Equity (cost $18,123,935 and units of 462,955).......................          20,504,267
       Index Equity Fund (cost $43,642,944 and units of 1,603,606)...........................          47,317,539
       International Equity Fund (cost $25,120,596 and units of 1,442,065)...................          31,545,026
       Small Cap Equity Fund (cost $4,149,179 and units of 77,152)...........................           4,731,754
       Mid-Cap Value Equity Fund (cost $3,722,323 and units of 337,471)......................           4,731,754
       Mid-Cap Growth Equity Fund (cost $3,653,302 and units of 256,914).....................           4,731,754
       Receivable for collective investments sold............................................              93,138
                                                                                                ------------------
               Total assets..................................................................         157,818,268
                                                                                                ------------------
                                         Liabilities
       Payable for portfolio units redeemed..................................................              93,138
                                                                                                ------------------
               Total liabilities.............................................................              93,138
                                                                                                ------------------
Net assets (equivalent to $21.10 per unit based on 7,476,424 units outstanding)..............        $157,725,130
                                                                                                ==================

           The accompanying unaudited notes are an integral part of
                          these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                           Structured Portfolio Service - Aggressive Portfolio
                                         Statement of Operations
                                                Unaudited

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    --------------------
Investment income...............................................................    $                 -
                                                                                    --------------------
Net realized and unrealized gain (loss) on collective investment funds:
      Net realized gain.........................................................                410,564
      Change in net unrealized appreciation (depreciation)......................             (2,778,460)
                                                                                    --------------------
           Net realized and unrealized gain (loss)..............................             (2,367,896)
                                                                                    --------------------
Net decrease in net assets resulting from operations............................    $        (2,367,896)
                                                                                    ====================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                           Structured Portfolio Service - Aggressive Portfolio
                                    Statement of Changes in Net Assets
                                                Unaudited

                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    --------------------
From operations
     Net investment income (loss)...............................................    $                 -
     Net realized gain on investments...........................................                410,564
     Change in net unrealized appreciation (depreciation).......................             (2,778,460)
                                                                                    --------------------
              Net decrease in net assets resulting from operations..............             (2,367,896)
                                                                                    --------------------
From unitholder transactions
     Proceeds from units issued.................................................             10,619,453
     Cost of units redeemed.....................................................             (1,278,173)
                                                                                    --------------------
              Net increase in net assets resulting from unitholder transactions.              9,341,280
                                                                                    --------------------
              Net increase in net assets........................................              6,973,384
Net Assets
     Beginning of period........................................................            150,751,746
                                                                                    --------------------
     End of period..............................................................    $       157,725,130
                                                                                    ====================

Number of units
     Outstanding-beginning of period............................................              7,033,101
        Issued..................................................................                502,976
        Redeemed................................................................                (59,653)
                                                                                    --------------------

     Outstanding-end of period..................................................              7,476,424
                                                                                    ====================

            The accompanying unaudited notes are an integral part of
                           these financial statements.

                     American Bar Association Members/ State Street Collective Trust
                           Structured Portfolio Service - Aggressive Portfolio
                                           Financial Highlights
                                                Unaudited

                              (For a unit outstanding throughout the period)
                                                                                       For the period
                                                                                     January 1, 2005 to
                                                                                       March 31, 2005
                                                                                    --------------------
Investment income+..............................................................    $        0.00
Net expenses(+)++...............................................................             0.00
                                                                                    --------------------

Net investment income (loss)....................................................             0.00
Net realized and unrealized gain (loss).........................................            (0.33)
                                                                                    --------------------

Net decrease in unit value......................................................            (0.33)
Net asset value at beginning of period..........................................            21.43
                                                                                    --------------------

Net asset value at end of period................................................     $      21.10
                                                                                    ====================

Ratio of net expenses to average net assets*++..................................             0.00%
Ratio of net investment income to average net assets*...........................             0.00%
Portfolio turnover**+++.........................................................                2%
Total return**..................................................................           (1.54)%
Net assets at end of period (in thousands)......................................         $157,725

______________
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.


            The accompanying unaudited notes are an integral part of
                           these financial statements.

         American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


1.   Description of the Trust

     American Bar Association Members/State Street Collective Trust (the "Trust" or the "Collective Trust") was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. State Street Bank and Trust Company ("State Street Bank") acted as trustee for the Trust until December 1, 2004. Effective December 1, 2004, State Street Bank and Trust Company of New Hampshire ("State Street" or the "Trustee") was substituted for State Street Bank as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the American Bar Association Members Retirement Program (the "Program"). Ten separate collective investment funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Funds and Portfolios are investment options under the Program, which is sponsored by the American Bar Retirement Association ("ABRA"). The objectives and principal strategies of the Funds and Portfolios are as follows:

          Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of March 31, 2005, 38.7% of the Fund's net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

          Large-Cap Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of March 31, 2005, 31.9% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

          Large-Cap Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of March 31, 2005, 23.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

          Mid-Cap Growth Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

         American Bar Association Members/State Street Collective Trust

          Mid-Cap Value Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

          Small-Cap Equity Fund--long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential.

          Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund ("YES") a separate State Street Bank collective investment fund. The financial statements of YES are available from State Street Bank upon request.

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

     State Street is a nondepository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank. State Street has assumed responsibility for administering and providing investment options for the Program under the Structured Portfolio Service. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

         American Bar Association Members/State Street Collective Trust

2.   Summary of Significant Accounting Policies

     The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2004 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with these Notes to the Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of March 31, 2005 and the results of each of their operations, the changes in each of their net assets and certain financial data for the period ended March 31, 2005.

     The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States of America and provisions of the Trust agreement:

     A.   Security Valuation

     All Funds and Portfolios (Other than SARF): Stocks listed on the national securities and certain over-the-counter issues traded on the Nasdaq National Market ("NASDAQ") are generally valued at the last sale price, or, Official Close Price, or, if no sale, at the latest available bid price. Securities participating in the NASDAQ Closing Cross will generally be valued at the NASDAQ Official Closing Price ("NOCP") that results from the Closing Cross. Other unlisted stocks reported on the NASDAQ system are generally valued at quoted bid prices.

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

     Investments with prices that cannot be readily obtained or that State Street considers to be unreliable, if any, are valued at fair value as determined in good faith under consistently applied procedures established by and under the supervision of the State Street.

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

     The rate at which return is credited to participant accounts ("crediting rate") can change as the difference between market value and book value of the covered assets changes. As a result, the crediting rate will generally reflect, over time, movements in prevailing interest rates. However, at times it may be less (e.g., when the fair value of the "wrapped" assets is less than contract value) or more (e.g., when the fair value of the "wrapped" assets exceeds contract value) than the prevailing interest rate or the actual income earned on the covered assets. The degree of any increase or decrease in the crediting rate will depend on the amount of the difference and duration of the SARF's portfolio. The crediting rate may also be affected by increases and decreases of the amount of covered assets under the wrapper agreement as a result of contributions to and withdrawals from the Fund shares resulting from participant transactions. Thus, to the extent the crediting rate remains below prevailing interest rates, participants contributing to the fund will share in that lower crediting rate; similarly, to the extent the crediting rate exceeds current market rates, withdrawing participants will cede any benefit related to that higher crediting rate to the remaining participants.

     The Financial Accounting Standards Board ("FASB") is reviewing whether contract value accounting should continue to be applicable to investment contracts held by certain pooled investment vehicles such as SAFT. The timing and results of this review cannot be predicted. If it is determined that contract value accounting is no longer appropriate for the investment contracts held by SAFT, such contracts would presumably be subject to valuation at market, and SAFT, and hence SARF, would no longer be able to maintain a stable net asset value and crediting rates, as described above. For example, the reported fair value of the fixed-income investment portfolio covered by one or more "wrapper" agreements would be expected to more closely conform to the current fair value of the underlying fixed-income investments.

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

     C.   Foreign Currency Transactions

     The accounting records of the Funds and Portfolios are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars

         American Bar Association Members/State Street Collective Trust at the prevailing rates of exchange at period-end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

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

     G.   Futures Contracts

     The Intermediate Bond Fund may use, on a limited basis, futures contracts to manage exposure to the bond market, and as a substitute for acquiring market positions in securities comparable to those held by

         American Bar Association Members/State Street Collective Trust the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund's exposure to the underlying instrument. Selling futures tends to decrease a fund's exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

     At March 31, 2005, the Intermediate Bond Fund held the following futures contracts:


                                                                                                Unrealized
                                           Number of                                           Appreciation
Futures Contracts                          Contracts      Notional Cost    Settlement Month   (Depreciation)
Long
Eurodollar Futures..............              314        $    76,126,895    September 2005    $     (747,270)
Eurodollar Futures..............              421            101,258,100     December 2005          (465,438)
Eurodollar Futures..............              238             57,209,250        March 2006          (315,350)
Eurodollar Futures..............               78             18,726,825     December 2006          (134,550)
UK Treasury Bonds...............               86             19,337,854     December 2005           (55,616)
UK Treasury Bonds...............                8              1,650,467         June 2005            12,168
U.S. Treasury Notes 5 Year......              490             52,705,625         June 2005          (229,688)
U.S. Treasury Notes 10 Year.....              362             39,613,469         June 2005           (59,312)
                                                                                              ----------------
                                                                                                  (1,995,056)
                                                                                              ----------------
Short
U.S Treasury Bonds..............             (20)           (2,212,500)          June 2005           (15,000)
                                                                                              ----------------
                                                                                              $   (2,010,056)
                                                                                              ================


     H.   Forward Foreign Currency Contracts

     The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values. As of March 31, 2005, the Intermediate Bond Fund held the following forward foreign currency contracts:



                                                                                                                       Unrealized
                                                  Principal Amount                               Settlement           Appreciation
Type                           Currency          Covered by Contract     US Dollar Cost             Date             (Depreciation)
---------------------------    ---------------   -------------------     --------------          ----------         ---------------
Bought.....................    Euro Dollar       $         1,351,000     $    1,777,504            4/18/05          $      (24,941)

Sold.......................    Euro Dollar                 7,585,000         10,101,703            4/18/05                 262,182
Sold.......................    Euro Dollar                 9,151,000         12,086,970            4/25/05                 214,255
Bought.....................    Japanese Yen               27,000,000            257,273            4/13/05                  (5,191)
Sold.......................    Pound Sterling              2,545,000          4,813,529            4/28/08                  14,414
                                                                                                                    ---------------
                                                                                                                    $      460,719
                                                                                                                    ===============

         American Bar Association Members/State Street Collective Trust

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

     At March 31, 2005, the Intermediate Bond Fund held the following interest rate swap contracts:


                                                                              Rate Type
                                                                ------------------------------------
                                                                                                            Unrealized
Notional               Swap                 Termination                                                    Appreciation
Amount             Counterparty                Date                Floating Rate          Fixed Rate      (Depreciation)
--------------     -------------------      -----------          ------------------       ----------      --------------
 1,700,000 USD     Barclays (a)              6/15/2007           3 Month USD LIBOR           4.00%             $ 9,922
11,100,000 GBP     Barclays (a)              6/15/2008           6 Month GBP LIBOR           5.00%             158,267
 8,000,000 USD     Goldman Sachs (a)         9/15/2005           3 Month USD LIBOR           3.25%              17,736
58,900,000 USD     Lehman Brothers(b)        6/15/2010           3 Month USD LIBOR           4.00%           1,267,936
22,800,000 USD     Lehman Brothers (b)       6/15/2015           3 Month USD LIBOR           5.00%             522,180
 1,800,000 GBP     Merrill Lynch (a)         6/15/2008           6 Month GBP LIBOR           5.00%              15,124
 6,800,000 EUR     UBS (b)                   6/16/2014           6 Month EURO LIBOR          5.00%             (29,637)
                                                                                                          -------------
                                                                                                           $ 1,961,528
                                                                                                          =============


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

         American Bar Association Members/State Street Collective Trust unrealized gain or loss on the underlying security and the liability related to such option is eliminated. When a written call option is exercised, the Fund realizes a gain or loss from the sale of the underlying security and the proceeds from such sale are increased by the premium originally received. If a written put option is exercised, the amount of the premium originally received will reduce the cost of the security which the Fund is obligated to purchase.

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

     A summary of the written put options and swaptions for the period ended March 31, 2005 is as follows:


Written Put Option/Swaption Contracts                 Number of Contracts        Premium
---------------------------------------------------  --------------------------------------
Outstanding, beginning of year.....................          13,274            $   146,112
                                                     ======================================
Options written....................................             242                 97,520
Options exercised..................................              --                     --
Options expired....................................             274)              (111,142)
Options closed.....................................              --                     --
                                                     --------------------------------------
Outstanding, end of period.........................          13,242            $   132,490
                                                     ======================================


     At March 31, 2005, the Fund held the following written put option and swaptions contracts:



Security                                                                     Contracts        Appreciation
--------                                                                     ---------        ------------
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006..............         13,000           $ 34,672
............................
U.S. Treasury Note, 10 year future, expiring June, 2005...............            160             14,400
U.S. Treasury Note, 10 year future, expiring June, 2005...............             82              1,463
                                                                          -----------------------------------
                                 Total                                         13,242           $ 50,535
                                                                          ===================================


     A summary of the written call options and swaptions for the period ended March 31, 2005 is as follows:



Written Call Option/Swaption Contracts                          Number of Contracts            Premium
------------------------------------------------------------    -----------------------------------------
Outstanding, beginning of year..............................          13,304                $    156,303
                                                                =========================================
Options written.............................................              85                      19,064
Options exercised...........................................              --                          --
Options expired.............................................            (304)                   (120,423)
Options closed..............................................              --
                                                                -----------------------------------------
Outstanding, end of period..................................          13,085                $     54,944
                                                                =========================================

         American Bar Association Members/State Street Collective Trust

     At March 31, 2005, the Fund held the following written call option and swaptions contracts:



Security                                                                     Contracts        Appreciation
--------                                                                     ---------        ------------
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006..............         13,000          $  29,025
U.S. Treasury Note, 10 year future, expiring June, 2005...............              3                880
U.S. Treasury Note, 10 year future, expiring June, 2005...............             82             11,732
                                                                          -----------------------------------
                                 Total                                         13,085          $  41,637
                                                                          ===================================


     K.   Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

     L.   Indemnifications

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


                                                                                  Fee Rate Range
Investment Advisor                                                               Highest to Lowest
-----------------------------------------------------------------------------    ------------------
Alliance Capital Management L.P. (Large-Cap Value Equity)....................       .50% to .15%
Ariel Capital Management, LLC (Mid-Cap Value Equity).........................       .75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap
Equity and Balanced).........................................................       .50% to .225%*
JPMorgan Fleming Asset Management (London) Limited (International Equity)....       .75% to .60%
Pacific Investment Management Company, LLC (Intermediate Bond)...............       .50% to .25%
Philadelphia International Advisors, LP (International Equity)...............       .75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity).........................       .70% to .25%
Smith Asset Management Group, L.P.(Small-Cap Equity).........................       .85% to .45%
Turner Investment Partners (Mid-Cap Growth Equity)...........................       .65% to .55%
Wellington Management Company, LLP (Small-Cap Equity) .......................       .90% to .70%

* Subject to a 5% reduction based on aggregate fees.

         American Bar Association Members/State Street Collective Trust


                                                                                      Fees Paid
                                                                                 For the period ended
Investment Advisor                                                                  March 31, 2005
-----------------------------------------------------------------------------    --------------------
Alliance Capital Management L.P. (Large-Cap Value Equity)....................         $180,510
Ariel Capital Management, LLC (Mid-Cap Value Equity).........................           81,728
Capital Guardian Trust Company (Balanced)....................................          160,487
Capital Guardian Trust Company (Large-Cap Growth Equity).....................          145,706
Capital Guardian Trust Company (Small-Cap Equity)............................           82,429
JPMorgan Fleming Asset Management (London) Limited (International Equity)....          141,574
Pacific Investment Management Company, LLC (Intermediate Bond)...............          298,785
Philadelphia International Advisors, LP (International Equity)...............          101,198
RCM Capital Management LLC (Large-Cap Growth Equity).........................          216,240
Smith Asset Management Group, L.P.(Small-Cap Equity).........................          118,312
Turner Investment Partners (Mid-Cap Growth Equity)...........................          106,421
Wellington Management Company, LLP (Small-Cap Equity)........................          189,662


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

     The ABRA Program fee is based on the value of Program assets and the following annual fee rates:

                                  Rate for ABRA Period ended
Value of Program Assets                 March 31, 2005
-----------------------           --------------------------
First $500 million                          .075%
Next $850 million                           .065%
Next $1.15 billion                          .035%
Next $1.5 billion                           .025%
Over $4.0 billion                           .015%


     ABRA received Program fees of $405,578 for the period ended March 31, 2005. These fees are allocated to each Fund based on net asset value.

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

     A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the period ended March 31, 2005 totaled $8,221 and is allocated to each Fund based on net asset value.

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

     A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds. The trustee, management and administrative fees attributable to the Funds held in the Structured Portfolio Service are also accrued and paid from the Funds at the following rates:


                                              Rate for ABRA Period ended
Value of Program Assets                             March 31, 2005
-----------------------                       --------------------------
First $1.0 billion
  (January 1, 2005 through March 31, 2005)               .1560%
First $1.0 billion
  (beginning April 1, 2005)                              .1835%
Next $1.8 billion                                        .0580%
Over $2.8 billion                                        .0250%


     State Street Bank received program fees of $2,543,250 for the period ended March 31, 2005 and trustee, management and administration fees which aggregated $699,790 for the period ended March 31, 2005. These fees are allocated to each Fund based on net asset value.

     The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4.   Purchases and Sales of Securities

     The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities were as follows:


                                                                Period ended March 31, 2005
                                                               ---------------------------------
                                                               Purchase                 Sales
                                                             -------------        --------------
Balanced Fund........................................        $  21,815,821         $  18,666,721
Index Equity Fund....................................           14,269,653             5,646,831
Intermediate Bond Fund...............................           21,697,126            15,656,829
International Equity Fund............................           26,486,958            14,832,377
Large-Cap Growth Equity Fund.........................           76,839,929            97,842,209
Large-Cap Value Equity Fund..........................           26,725,459            16,995,911
Mid-Cap Growth Equity Fund...........................           25,678,721            21,503,663
Mid-Cap Value Equity Fund............................            8,908,895             4,009,548
Small-Cap Equity Fund................................           43,723,571            47,471,806
Conservative Structured Portfolio Service............            5,850,524             2,640,836
Moderate Structured Portfolio Service................           25,475,041             5,142,305
Aggressive Structured Portfolio Service..............           12,681,232             3,339,951


     The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows: AmericanrBar Association Members/State StreetACollectiveETrust


                                          Period ended March 31, 2005
                                  ------------------------------------------
                                      Purchases                    Sales
                                  --------------              --------------
Intermediate Bond Fund            $  278,498,544              $  330,015,197

         American Bar Association Members/State Street Collective Trust

5.   Risks Associated with Investments of the Trust

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

     Certain Funds in the Trust also invest in collective investment funds which loan out a portion of their securities to qualified Borrowers under identical collateral requirements described above.

     A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

         American Bar Association Members/State Street Collective Trust

     At March 31, 2005, the Funds' market value of securities on loan and collateral received for securities loaned was as follows:


                                                                Market Value of
Fund                                                           Loaned Securities       Collateral Value
----                                                           -----------------       ----------------
Balanced*.............................................         $      18,717,123       $      19,200,413
Intermediate Bond.....................................                 2,075,121               2,119,450
International Equity..................................                28,408,651              29,592,686
Large-Cap Growth Equity ..............................                30,074,335              30,780,459
Large-Cap Value Equity................................                14,345,236              14,586,005
Mid-Cap Growth Equity.................................                11,842,296              12,146,115
Mid-Cap Value Equity..................................                 3,676,981               3,740,244
Small-Cap Equity*.....................................                65,390,572              67,172,397

* Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at March 31, 2005 were in the form of U.S. Government Treasury Obligations in amounts as follows:

                                                                 Non-Cash
Fund                                                         Collateral Value
----                                                         ----------------
Balanced..............................................         $      3,783
Small-Cap Equity .....................................              124,242


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

     For the quarter ended March 31, 2005, the Stable Asset Return Fund experienced an annualized total return, net of expenses, of 3.17%. By comparison, the Ryan Labs Three Year GIC Index and the Money Fund Report "Tier One" Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 2.83% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The Stable Asset Return Fund outperformed the combination benchmark for the quarter ended March 31, 2005. The money market portion of the portfolio was structured in anticipation of continued Federal Funds rate increases in the quarter ended March 31, 2005. The weighted average maturity of the portfolio was approximately 30 days, on average, until mid-March, when three-month money market instruments starting pricing in the potential for a 50 basis point increase on May 3, 2005. The portfolio took advantage of this yield versus breakeven analysis and extended maturities. By the end of March, the weighted average maturity had increased to 43 days. The portfolio remained fairly liquid to allow for maturing instruments to be reinvested more quickly as the Federal Reserve increased interest rates.

     With respect to the investment contract portion of the portfolio, home equity securities added to the portfolio in February were the key contributor to the outperformance, providing both diversification and yield enhancement. The addition of these bonds yielded approximately 131 basis points more than the total SARF yield at the time of purchase. Additionally, investments in the portfolio had a weighted average duration of approximately four years, compared to a three-year maximum duration of instruments comprising the Ryan Labs Three Year GIC Index. This focus on longer duration added to the outperformance, although the impact of this contribution is diminishing when compared to the impact in 2004.


Intermediate Bond Fund

     The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

     For the quarter ended March 31, 2005, the Intermediate Bond Fund experienced a total return, net of expenses, of (0.32)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.48)% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended March 31, 2005. Certain defensive interest rate and sector strategies together with broad diversification contributed to the outperformance. During the quarter, interest rate strategies overall were mixed for performance. A below benchmark duration helped performance as interest rates rose but an underweight to longer maturities detracted from returns as longer maturities rallied. In the government sector, an allocation to Treasury Inflation Protection Bonds (TIPS) was slightly positive as nominal yields rose more than real yields. In the mortgages and corporates sectors, underweighting expensive mortgages and corporates was positive for performance. Mortgage yield premiums widened amid heightened volatility while concerns about GM caused historically tight credit premiums to widen. Municipal bonds also helped returns in a volatile market as a stable base of retail demand supported municipal returns. Diversifying outside the U.S. via exposure to [Eurozone issues] was positive as rate movements were milder outside the U.S.


Balanced Fund

     The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

     For the quarter ended March 31, 2005, the Balanced Fund experienced a total return, net of expenses, of (1.83)%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (1.31)% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

     The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the quarter ended March 31, 2005. Poor stock selection in the healthcare sector was responsible for the majority of the portfolio's underperformance due in large part to the portfolio's large holding in Forest Labs. Portfolio results were helped by the portfolio's overweight in energy stocks. Four of the top five absolute contributors in the portfolio were components of the energy sector. Stock selection in the industrials sector also helped relative and absolute performance.

     The fixed income portion of the Balanced Fund, which is advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended March 31, 2005. Certain defensive interest rate and sector strategies together with broad diversification contributed to the outperformance. During the quarter, interest rate strategies overall were mixed for performance. A below benchmark duration helped performance as interest rates rose but an underweight to longer maturities detracted from returns as longer maturities rallied. In the government sector, an allocation to Treasury Inflation Protection Bonds (TIPS) was slightly positive as nominal yields rose more than real yields. In the mortgages and corporates sectors, underweighting expensive mortgages and corporates was positive for performance. Mortgage yield premiums widened amid heightened volatility while concerns about GM caused historically tight credit premiums to widen. Municipal bonds also helped returns in a volatile market as a stable base of retail demand supported municipal returns. Diversifying outside the U.S. via exposure to [Eurozone issues] was positive as rate movements were milder outside the U.S.


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

     For the quarter ended March 31, 2005, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (0.49)%. By comparison, the Russell 1000 Value Index produced an investment record of 0.09% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital Management L.P., underperformed the Russell 1000 Value Index for the quarter ended March 31, 2005. The largest detractions from performance came from the portfolio's overweight in the technology sector and its underweight in the energy sector. Technology stocks trailed the market during the quarter, causing the overweight of the sector to detract from relative performance and several of the holdings, such as Solectron, traded down and diminished returns. Energy shares widely outpaced the market in the first three months of the year. In this environment, the underweight of the strong sector detracted from performance. In particular, the portfolio's underweight of Exxon Mobil and avoidance of Valero Energy and Unocal hurt performance. On the positive side, ConocoPhillips, Occidental Petroleum, and Marathon Oil, securities that were emphasized in the portfolio, were also up during the quarter, benefiting from strong refining margins.

     Several of the portfolio's investments in the capital equipment sector, of which the most notable were positions in Cooper Industries and Boeing, contributed to relative returns during the quarter. Cooper Industries, a manufacturer of electrical products and tools and hardware, outperformed late in the quarter due in part to orders improving during March. Strength in U.S. residential construction activity and better prospects in commercial construction also added to Cooper Industries' performance. Boeing, a global commercial and defense aerospace company, was up late in the quarter due in part to increased commercial aircraft orders, the lifting of the ban on government space launch bidding and progress on a comprehensive settlement regarding past ethics issues.

     The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended March 31, 2005 was consistent with the Russell 1000 Value Index after taking into account expenses.


Large-Cap Growth Equity Fund

     The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33-1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

     For the quarter ended March 31, 2005, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (4.09)%. By comparison, the Russell 1000 Growth Index produced an investment record of (4.09)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended March 31, 2005. Portfolio results were helped by the portfolio's overweight in energy stocks. Four of the top five absolute contributors in the portfolio were components of the energy sector. Good stock selection in the industrials sector also helped relative and absolute performance. Poor stock selection in the healthcare sector detracted from performance due in large part to the portfolio's large holding in Forest Labs.

     The other actively managed portion of the Large-Cap Growth Equity Fund, which is advised by RCM Capital Management LLC, underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2005. Positive stock selection within computers & peripherals, diversified financials and internet software & services aided performance for the quarter. Stock selection within biotechnology, capital goods and hotels restaurants & leisure detracted from returns. A substantial drop in two biotechnology stocks, Biogen Idec and Elan Corp., on the last day of February detracted from performance.

     During the quarter, industry strategy for the portfolio also contributed to the underperformance. The overweight in the internet software and services and the biotechnology sectors and the underweight in healthcare providers and services and pharmaceuticals sector hurt performance while an overweight in the energy, capital goods and food & drug retailing sectors and a underweight in the communications equipment and insurance sectors helped performance.

     The performance of the indexed portion of the Fund for the quarter ended March 31, 2005 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

     The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

     For the quarter ended March 31, 2005, the Index Equity Fund experienced a total return, net of expenses, of (2.29)%. By comparison, the Russell 3000 Index produced an investment record of (2.20)% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The performance of the Index Equity Fund for the quarter was consistent with the Russell 3000 Index after taking into account expenses.

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

         For the quarter ended March 31, 2005, the Mid-Cap Value Equity Fund, which is advised by Ariel Capital Management, LLC, experienced a total return, net of expenses, of (2.42)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 0.78% for the same period. The Russell
Mid-Cap         Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the quarter ended March 31, 2005. Stock selection contributed to this underperformance. Holdings in MBIA Inc. and Northern Trust detracted from performance when the MBIA Inc. stock price fell on the news that the SEC requested additional information related to subpoenas first issued in November 2004 and Northern Trust stock dipped due to concerns over rising expenses figures. Holdings in SunGard Data Systems and Yum! Brands contributed positively to performance.

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

     For the quarter ended March 31, 2005, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of (2.33)%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of (1.67)% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended March 31, 2005. Contributing the most to performance relative to the benchmark was stock selection in the technology sector. Holdings in Ariba and PMC-Sierra detracted from performance but this was partially offset by gains posted by Apple Computer, Ixia and Cognizant Technology Solutions. The utility sector, which represented approximately 4% of the portfolio's market value, advanced over 23% during the quarter. Within this sector, wireless stocks NII Holdings and Western Wireless posted strong advances as consolidation within the group continues. In addition, continued increases in natural gas prices helped Questar Corp. for the quarter.

     Stock selection in the healtchcare sector detracted most from performance against the benchmark. Underperformance in this sector, which represented over 18% of the portfolio's market value, was specifically related to weakness in the biotech industry. Within this industry, company specific events led to substantial declines in several holdings, including; Eyetech Pharmaceuticals, Medicines Company, and Elan. The majority of the underperformance in this sector related to the decline in Polycom. This stock was sold after posting poor fourth quarter results, and concerns that poor operating performance would hamper earnings growth in the future.


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

     For the quarter ended March 31, 2005, the Small-Cap Equity Fund experienced a total return, net of expenses, of (4.16)%. By comparison, the Russell 2000 Index produced an investment record of (5.34)% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company outperformed the Russell 2000 Index for the quarter ended March 31, 2005. The largest relative contributors came from stock selection in the consumer discretionary and financials sectors. Within the consumer discretionary sector, stock selection in areas such as restaurants, home building and hotels helped overall returns. Within the financials sector, stock selection in REITs helped overall returns.

     The largest detractor to relative and absolute returns for the quarter came from the industrials sector where airline stocks, and in particular Delta Airlines, had the largest negative impact. The second largest detractor to relative and absolute returns for the quarter came from the portfolio's overweight position and stock selection in the information technology sector.

     The portion of the Small-Cap Equity Fund advised by Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the quarter ended March 31, 2005. While the absolute return for the Portfolio during the first quarter was negative, the portfolio added value relative to the benchmark as a result of strong stock selection across sectors. Relative returns in the healthcare sector were favorable, despite lackluster results among the pharmaceutical and biotech stocks. Performance was helped by service providers such as Allscripts and The Advisory Board, as well as Lifepoint Hospitals. The Financials sector was also an area of relative strength during the first quarter. While performance in the portfolio was mixed, larger holdings in UMB Financial, First Citizens, and IndyMac Bancorp held up well amid general weakness, boosting relative returns. Information technology stocks fell after a brief rally in the fourth quarter of 2004 and relative performance during the quarter ended March 31, 2005 was strong, helped by several software holdings.

     Stock selection in the industrials sector was an area of relative weakness during the first quarter for the portfolio. GrafTech fell sharply after issuing disappointing sales and earnings guidance for 2005 and relocation services company Sirva also fell sharply after disclosing accounting issues related to its European operations. The position was eliminated following the departure of the CFO and the heightened uncertainty surrounding the stock.

     The portion of the Small-Cap Equity Fund advised by Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the quarter ended March 31, 2005. Relative performance was driven by above benchmark stock selection within information technology, healthcare, and consumer discretionary sectors. Holdings in Quality Systems, Inc. and Lca-Vision, Inc. contributed to the outperformance.

     Strategy performance was hurt by an overweight position in industrial stocks, a slight underweight in energy stocks, and below benchmark stock selection in energy and industrial stocks. The portfolio's holdings in Ceradyne Incorporated detracted from performance.

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

     For the quarter ended March 31, 2005, the International Equity Fund experienced a total return, net of expenses, of 0.03%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") produced an investment record of 0.25% for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

     The portion of the International Equity Fund advised by JPMorgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2005. Much of the underperformance can be traced to the healthcare and consumer staples sectors. Performance in healthcare was undermined by positions in Astellas, Schering and Smith & Nephew. Holdings of Morrison Supermarkets and Altadis detracted from performance in the consumer staples sector. Earnings were also negatively impacted by an overweight in HSBC.

     On the positive side, the portfolio benefited from stock selection in the technology and telecommunications sectors. The strong showing in the technology sector was primarily due to holdings in Samsung Electronics. In the telecommunications sector, the portfolio benefited from its lack of exposure to large Continental European telecommunication companies, which experienced a pullback. Other noteworthy contributors to performance included Talisman Energy, CVRD and Wolseley.

     The portion of the International Equity Fund advised by Philadelphia International Advisors, LP outperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2005. The portfolio was not immune from broad market forces, namely rising interest rates, higher energy prices, and U.S. dollar strength, but outperformed the index. The primary reason for the better quarterly return was stock selection. From an industry perspective, financials, energy, industrials, and technology stocks performed relatively well, offset only partially by underperformance in the telecommunications sector. In addition, returns were helped by an underweight position in Japan and hurt by a relatively low level of UK stock exposure.

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

     For the quarter ended March 31, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of (0.50)% for the Conservative Portfolio, (1.03)% for the Moderate Portfolio, and (1.58)% for the Aggressive Portfolio.

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

Item 4.   CONTROLS AND PROCEDURES.

     Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2005.

     Internal Control Over Financial Reporting: No change in the Collective Trust's internal control over financial reporting occurred during the Collective Trust's last fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Collective Trust's internal control over financial reporting.

PART II.  OTHER INFORMATION.


Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2005, the Collective Trust issued an aggregate of approximately $ $177,000,000 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.


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



                                      AMERICAN BAR ASSOCIATION MEMBERS/
                                      STATE STREET COLLECTIVE TRUST


May 10, 2005                          By:   /s/ James S. Phalen
                                            -----------------------------------
                                            Name:  James S. Phalen
                                            Title: Chief Executive Officer



May 10, 2005                          By:    /s/ Beth M. Halberstadt
                                             ----------------------------------
                                             Name:  Beth M. Halberstadt
                                             Title: Chief Financial Officer

EXHIBIT INDEX


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