Form 10-Q/A
period 2004-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2005-07-11
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            ---------------------


                                  FORM 10-Q/A


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

EXPLANATORY NOTE

      This Form 10-Q/A is being filed to correct certain data in the "Financial Highlights" table for the International Equity Fund which appeared under "Item 1, Financial Information" in the American Bar Association Members/State Street Collective Trust's (the "Collective Trust") Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004. The data being corrected appear under the following headings in such table: "Net expenses," "Net investment income
(loss)," and "Net realized and unrealized gain (loss)" for the period July 1, 2004 to September 30, 2004 and the period January 1, 2004 to September 30, 2004. No error was present in the information given under the heading "Net increase (decrease) in unit value" in the initial filing for either period.

      No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Collective Trust's filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

      For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q filing, as amended, in its entirety, with the exception of exhibits.

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



        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)



                                                                                        For the period          For the period
                                                                                        July 1, 2004 to         January 1, 2004 to
                                                                                        September 30, 2004      September 30, 2004
                                                                                        ------------------      ------------------
Investment income++..................................................................   $         0.10           $          0.42
Net expenses(+)++....................................................................            (0.05)                    (0.15)
                                                                                        --------------           ---------------
Net investment income (loss).........................................................             0.05                      0.27
Net realized and unrealized gain (loss)..............................................             0.19                      0.62
                                                                                        --------------           ---------------
Net increase (decrease) in unit value................................................             0.24                      0.89
Net asset value at beginning of period...............................................            18.87                     18.22
                                                                                        --------------           ---------------
Net asset value at end of period.....................................................   $        19.11           $         19.11
                                                                                        ==============           ===============

Ratio of net expenses to average net assets*.........................................            1.12%                    1.09%
Ratio of net investment income (loss) to average net assets*.........................            1.06%                    1.91%
Portfolio turnover**.................................................................            2.09%                   20.37%
Total return**.......................................................................            1.27%                    4.88%
Net assets at end of period (in thousands)...........................................         $136,440                 $136,440



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

      At September 30, 2004, the Intermediate Bond Fund held the following futures contracts:

                                           Number of
                                           Contracts                                            Unrealized
Futures Contracts                        Long / (Short)     Notional Cost   Settlement Month    Gain / Loss
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


                                       Principal Amount                        Settlement       Unrealized
Type                Currency          Covered by Contract   US Dollar Cost           Date      Depreciation
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


      A summary of the written put options and swaptions for the period ended September 30, 2004 is as follows:

                                                                          Number of
Written Put Option/Swaption Contracts                                     Contracts          Premium
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
                                                                 ============================================


      At September 30, 2004, the Fund held the following written put option and swaptions contracts:

                                                                                             Appreciation/
                                                                                             -------------
Security                                                                     Contracts       (Depreciation)
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
                                                                 ============================================


      A summary of the written call options and swaptions for the period ended September 30, 2004 is as follows:

                                                                          Number of
Written Call Option/Swaption Contracts                                    Contracts          Premium
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
                                                                 ============================================

      At September 30, 2004, the Fund held the following written call option and swaptions contracts:

                                                                                             Appreciation/
                                                                                             -------------
Security                                                                     Contracts       (Depreciation)
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

                                                                                           Fee Rate Range
Investment Advisor                                                                        Highest to Lowest
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

                                   Unaudited


                                                                                        Nine-Month
                                                                              Period ended September 30, 2004
Investment Advisor                                                                Fees paid year to date
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



                                     AMERICAN BAR ASSOCIATION MEMBERS/ STATE
                                     STREET COLLECTIVE TRUST



July 11, 2005                         By:    /s/ James S. Phalen
                                           --------------------
                                           Name: James S. Phalen
                                           Title:  Chief Executive Officer



July 11, 2005                         By:    /s/ Beth M. Halberstadt
                                            -----------------------
                                            Name:  Beth M. Halberstadt
                                            Title:   Chief Financial Officer

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