Form 10-Q
period 2005-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2005-08-09
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                       Commission file number 333-113653
                             ===================

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


   _________________________________________________________________________
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report


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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                                     Yes  [X]      No [_]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.................................................1

         Item 1. Financial Statements (Unaudited).............................1

         Balanced Fund........................................................1
                  Statement of Assets and Liabilities.........................1
                  Statement of Operations.....................................2
                  Statement of Changes in Net Assets..........................3
                  Financial Highlights........................................4

         Index Equity Fund....................................................5
                  Statement of Assets and Liabilities.........................5
                  Statement of Operations.....................................6
                  Statement of Changes in Net Assets..........................7
                  Financial Highlights........................................8

         Intermediate Bond Fund...............................................9
                  Statement of Assets and Liabilities.........................9
                  Statement of Operations....................................10
                  Statement of Changes in Net Assets.........................11
                  Financial Highlights.......................................12

         International Equity Fund...........................................13
                  Statement of Assets and Liabilities........................13
                  Statement of Operations....................................14
                  Statement of Changes in Net Assets.........................15
                  Financial Highlights.......................................16

         Large-Cap Growth Equity Fund........................................17
                  Statement of Assets and Liabilities........................17
                  Statement of Operations....................................18
                  Statement of Changes in Net Assets.........................19
                  Financial Highlights.......................................20

         Large-Cap Value Equity Fund.........................................21
                  Statement of Assets and Liabilities........................21
                  Statement of Operations....................................22
                  Statement of Changes in Net Assets.........................23
                  Financial Highlights.......................................24

         Mid-Cap Growth Equity Fund..........................................25
                  Statement of Assets and Liabilities........................25
                  Statement of Operations....................................26
                  Statement of Changes in Net Assets.........................27
                  Financial Highlights.......................................28

         Mid-Cap Value Equity Fund...........................................29
                  Statement of Assets and Liabilities........................29

                  Statement of Operations....................................30
                  Statement of Changes in Net Assets.........................31
                  Financial Highlights.......................................32

         Small-Cap Equity Fund...............................................33
                  Statement of Assets and Liabilities........................33
                  Statement of Operations....................................34
                  Statement of Changes in Net Assets.........................35
                  Financial Highlights.......................................36

         Stable Asset Return Fund............................................37
                  Statement of Assets and Liabilities........................37
                  Statement of Operations....................................38
                  Statement of Changes in Net Assets.........................39
                  Financial Highlights.......................................40

         Structured Portfolio Service - Conservative Portfolio...............41
                  Statement of Assets and Liabilities........................41
                  Statement of Operations....................................42
                  Statement of Changes in Net Assets.........................43
                  Financial Highlights.......................................44

         Structured Portfolio Service - Moderate Portfolio...................45
                  Statement of Assets and Liabilities........................45
                  Statement of Operations....................................46
                  Statement of Changes in Net Assets.........................47
                  Financial Highlights.......................................48

         Structured Portfolio Service - Aggressive Portfolio.................49
                  Statement of Assets and Liabilities........................49
                  Statement of Operations....................................50
                  Statement of Changes in Net Assets.........................51
                  Financial Highlights.......................................52

         Notes to Unaudited Financial Statements.............................53

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................66

         Item 4. Controls and Procedures.....................................78

PART II. OTHER INFORMATION...................................................79

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds....................................................79

         Item 6. Exhibits....................................................79

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).


        American Bar Association Members/State Street Collective Trust
                                 Balanced Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                       June 30, 2005
                                                                                                  --------------------
                                    Assets
     Investments, at value (cost $236,529,504)..................................................         $284,689,126 (a)
     Investments in affiliated issuers, at value (cost $24,770,936).............................           24,770,936
     Intermediate Bond Fund (cost $172,682,617 and units of 9,522,830)..........................          183,547,881
     Cash.......................................................................................                  704
     Receivable for investments sold............................................................            1,342,979
     Dividends and interest receivable..........................................................              217,883
     Prepaid expenses...........................................................................                1,852
                                                                                                  --------------------
          Total assets..........................................................................          494,571,361
                                                                                                  --------------------
                                  Liabilities
     Payable for collateral received on securities loaned.......................................           20,531,690
     Payable for investments purchased..........................................................            2,454,828
     Payable for fund units redeemed............................................................            1,097,175
     Investment advisory fee payable............................................................              266,842
     State Street Bank and Trust Company--program fee payable...................................               62,526
     Trustee, management and administration fees payable........................................               19,466
     American Bar Retirement Association--program fee payable...................................               10,269
                                                                                                  --------------------
          Total liabilities.....................................................................           24,442,796
                                                                                                  --------------------
Net assets (equivalent to $77.35 per unit based on 6,078,017 units outstanding).................      $   470,128,565
                                                                                                  ====================

(a) Includes securities on loan with a value of $19,927,365.

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                            Statement of Operations
                                   Unaudited

                                                                                              For the period        For the period
                                                                                            April 1, 2005 to       January 1, 2005
                                                                                               June 30, 2005      to June 30, 2005
                                                                                          -------------------   -------------------
Investment income
    Dividends (net of foreign tax expense of  $4,778 and $28,082, respectively).......    $         980,696     $        2,117,671
    Interest- affiliated issuers......................................................               45,105                 94,363
    Securities lending income.........................................................                5,798                 11,125
                                                                                          -------------------   -------------------
                    Total investment income...........................................             1,031,599             2,223,159
                                                                                          -------------------   -------------------
Expenses

    Investment advisory fee...........................................................              161,331                321,818
    State Street Bank and Trust Company--program fee..................................              191,120                386,193
    American Bar Retirement Association--program fee..................................               30,914                 62,125
    Trustee, management and administration fees.......................................               58,774                112,626
    Reports to unitholders............................................................               10,773                 25,796
    Legal and audit fees..............................................................               15,495                 37,102
    Compliance consultant fees........................................................               13,068                 31,292
    Registration fees.................................................................                1,455                  3,485
    Other fees........................................................................                9,224                 22,085
                                                                                          -------------------   -------------------
                    Total expenses....................................................              492,154              1,002,522
                                                                                          -------------------   -------------------
Net investment income.................................................................              539,445              1,220,637
                                                                                          -------------------   -------------------
Realized and unrealized gain on:
          Investments.................................................................            5,057,829              8,812,541
          Intermediate Bond Fund......................................................              190,066                343,609
                                                                                          -------------------   -------------------
                    Net realized gain.................................................            5,247,895              9,156,150
                                                                                          -------------------   -------------------

    Change in net unrealized appreciation (depreciation) on investments...............            3,934,099            (9,371,736)
                                                                                          -------------------   -------------------

                    Net realized and unrealized gain (loss)...........................            9,181,994              (215,586)
                                                                                          -------------------   -------------------
Net increase in net assets resulting from operations..................................    $       9,721,439     $       1,005,051
                                                                                          ===================   ===================

        The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                      Statement of Changes in Net Assets
                                   Unaudited
                                                                                           For the period         For the period
                                                                                          April 1, 2005 to      January 1, 2005 to
                                                                                            June 30, 2005         June 30, 2005
                                                                                         --------------------  ---------------------
From operations
    Net investment income.............................................................   $           539,445    $         1,220,637
    Net realized gain ................................................................             5,247,895              9,156,150
    Change in net unrealized appreciation (depreciation)..............................             3,934,099            (9,371,736)
                                                                                         --------------------  ---------------------
                    Net increase in net assets resulting from operations..............             9,721,439              1,005,051
                                                                                         --------------------  ---------------------

From unitholder transactions
    Proceeds from units issued........................................................             4,040,270             12,209,515
    Cost of units redeemed............................................................           (8,964,720)           (19,026,938)
                                                                                         --------------------  ---------------------
                    Net decrease in net assets resulting from unitholder transactions.           (4,924,450)            (6,817,423)
                                                                                         --------------------  ---------------------
                    Net increase (decrease) in net assets.............................             4,796,989            (5,812,372)
Net Assets
    Beginning of period...............................................................           465,331,576            475,940,937
                                                                                         --------------------  ---------------------
    End of period.....................................................................   $       470,128,565    $      470,128,565
                                                                                         ====================  =====================

Number of units
    Outstanding-beginning of period...................................................             6,142,302              6,167,129
         Issued.......................................................................                52,960                160,358
         Redeemed.....................................................................             (117,245)              (249,470)

    Outstanding-end of period.........................................................             6,078,017              6,078,017
                                                                                         ====================  =====================

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                             Financial Highlights
                                   Unaudited
                (For a unit outstanding throughout the period)

                                                                                        For the period          For the period
                                                                                         April 1, 2005            January 1,
                                                                                          to June 30,            2005 to June
                                                                                             2005                  30, 2005
                                                                                        ----------------        ----------------
Investment income+..............................................................        $         0.17          $         0.36
Net expenses(+)++...............................................................                 (0.08)                  (0.16)
                                                                                        ----------------        ----------------
Net investment income ..........................................................                   0.09                    0.20
Net realized and unrealized gain (loss).........................................                   1.50                  (0.02)
                                                                                        ----------------        ----------------
Net increase in unit value......................................................                   1.59                    0.18
Net asset value at beginning of period..........................................                  75.76                   77.17
                                                                                        ----------------        ----------------
Net asset value at end of period................................................        $         77.35          $        77.35
                                                                                        ================        ================

Ratio of net expenses to average net assets*++..................................                  0.42%                   0.43%
Ratio of net investment income to average net assets*...........................                  0.46%                   0.53%
Portfolio turnover**+++.........................................................                     6%                     10%
Total return**..................................................................                  2.10%                   0.23%
Net assets at end of period (in thousands)......................................        $       470,129          $      470,129


---------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets and does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.

      The accompanying unaudited notes are an integral part of these financial statements.


        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                              June 30, 2005
                                                                                                            -------------------
                                                      Assets
     Investments in affiliated fund, at value:
     State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund
     (cost $376,829,994 and units of 41,133,335)..........................................................  $      401,667,020
     Prepaid expenses.....................................................................................              20,289
                                                                                                            -------------------
          Total assets                                                                                             401,687,309
                                                                                                            -------------------
                                                    Liabilities
     Payable for fund units redeemed......................................................................           2,014,403
     State Street Bank and Trust Company--program fee payable.............................................              87,034
     Trustee, management and administration fees payable..................................................              27,004
     American Bar Retirement Association--program fee payable.............................................              13,718
                                                                                                            -------------------
          Total liabilities...............................................................................           2,142,159
                                                                                                            -------------------
Net assets (equivalent to $30.14 per unit based on 13,257,357 units outstanding)..........................  $      399,545,150
                                                                                                            ===================

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                            For the period         For the period
                                                                                           April 1, 2005 to        January 1, 2005
                                                                                             June 30, 2005        to June 30, 2005
                                                                                           ------------------     ------------------
Investment income
        Securities lending income from underlying affiliated fund.......................   $          10,781      $          23,450
                                                                                           ------------------     ------------------
                       Total investment income..........................................              10,781                 23,450
                                                                                           ------------------     ------------------
Expenses
        State Street Bank and Trust Company--program fee................................             263,185                523,082
        American Bar Retirement Association--program fee................................              42,566                 84,137
        Trustee, management and administration fees.....................................              80,928                152,660
        Reports to unitholders..........................................................              14,833                 34,750
        Legal and audit fees............................................................              21,333                 49,978
        Compliance consultant fees......................................................              17,993                 42,154
        Registration fees...............................................................               2,004                  4,695
        Other fees......................................................................              12,698                 29,749
                                                                                           ------------------     ------------------
                       Total expenses...................................................             455,540                921,205
                                                                                           ------------------     ------------------
Net investment loss.....................................................................           (444,759)              (897,755)
                                                                                           ------------------     ------------------
Net realized and unrealized gain (loss) on investments in affiliated fund
        Net realized loss...............................................................           (441,877)              (847,975)
        Change in net unrealized appreciation ..........................................           9,360,150              1,483,419
                                                                                           ------------------     ------------------

                       Net realized and unrealized gain.................................           8,918,273                635,444
                                                                                           ------------------     ------------------
Net increase (decrease) in net assets resulting from operations.........................   $       8,473,514       $      (262,311)
                                                                                           ==================     ==================

        The accompanying notes are an integral part of these unaudited financial statements.


       American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                                                  For the
                                                                                              For the              period
                                                                                            period April         January 1,
                                                                                             1, 2005 to         2005 to June
                                                                                           June 30, 2005          30, 2005
                                                                                           ---------------     ---------------
From operations
        Net investment loss.........................................................       $    (444,759)      $    (897,755)
        Net realized loss...........................................................            (441,877)           (847,975)
        Change in net unrealized appreciation ......................................            9,360,150           1,483,419
                                                                                           ---------------     ---------------
                 Net increase (decrease) in net assets resulting from operations....            8,473,514           (262,311)
                                                                                           ---------------     ---------------

From unitholder transactions
        Proceeds from units issued..................................................           10,019,100          26,320,669
        Cost of units redeemed......................................................          (5,418,568)         (8,685,529)
                                                                                           ---------------     ---------------
                 Net increase in net assets resulting from unitholder transactions..            4,600,532          17,635,140
                                                                                           ---------------     ---------------
                 Net increase in net assets.........................................           13,074,046          17,372,829
Net Assets
        Beginning of period.........................................................          386,471,104         382,172,321
                                                                                           ---------------     ---------------
        End of period...............................................................       $  399,545,150      $  399,545,150
                                                                                           ===============     ===============

Number of units
        Outstanding-beginning of period.............................................           13,097,624          12,655,903
             Issued.................................................................              341,861             893,347
             Redeemed...............................................................            (182,128)           (291,893)
                                                                                           ---------------     ---------------

        Outstanding-end of period...................................................           13,257,357          13,257,357
                                                                                           ===============     ===============


The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                                                   For the
                                                                                              For the              period
                                                                                            period April         January 1,
                                                                                             1, 2005 to         2005 to June
                                                                                           June 30, 2005          30, 2005
                                                                                           ---------------      --------------
Investment income+(a)................................................................      $         0.00       $        0.00
Net expenses(+)++....................................................................              (0.03)              (0.07)
                                                                                           ---------------      --------------
Net investment loss..................................................................              (0.03)              (0.07)
Net realized and unrealized gain.....................................................                0.66                0.01
                                                                                           ---------------      --------------
Net increase (decrease) in unit value................................................                0.63              (0.06)
Net asset value at beginning of period...............................................               29.51               30.20
                                                                                           ---------------      --------------
Net asset value at end of period.....................................................              $30.14              $30.14
                                                                                           ===============      ==============

Ratio of net expenses to average net assets*++.......................................               0.47%               0.48%
Ratio of net investment loss to average net assets*..................................             (0.45)%             (0.47)%
Portfolio turnover**+++..............................................................                  1%                  3%
Total return**.......................................................................               2.13%             (0.20)%
Net assets at end of period (in thousands)...........................................      $      399,545       $     399,545

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

        The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                               June 30, 2005
                                                                                                            --------------------
                                    Assets
       Investments, at value (cost $496,267,171)....................................................        $       501,076,288 (a)
       Investments in affiliated issuers, at value (cost $14,410,621)...............................                 14,410,621
       Foreign currency, at value (cost $907,997)...................................................                    902,816
       Receivable for investments sold..............................................................                  3,716,385
       Interest receivable..........................................................................                  3,224,856
       Swap contracts, at value (cost $752,072).....................................................                    495,442
       Receivable for futures variation margin......................................................                     56,317
       Gross unrealized appreciation of forward currency exchange contracts.........................                     54,147
       Prepaid expenses.............................................................................                     15,942
                                                                                                            --------------------
            Total assets............................................................................                523,952,814
                                                                                                            --------------------
                                  Liabilities
      Payable for investments purchased.............................................................                 51,426,824
      Payable for collateral received on securities loaned..........................................                  2,186,765
      Payable for fund units redeemed...............................................................                  2,055,234
      Investment advisory fee payable...............................................................                    103,894
      State Street Bank and Trust Company--program fee payable......................................                    101,047
      Gross unrealized depreciation of forward currency exchange contracts..........................                     74,332
      Trustee, management and administration fees payable...........................................                     31,367
       Options written, at value (premiums received $70,850)........................................                     22,303
      American Bar Retirement Association--program fee payable......................................                     16,576
                                                                                                            --------------------
            Total liabilities.......................................................................                 56,018,342
                                                                                                            --------------------
Net assets (equivalent to $19.27 per unit based on 24,278,921 units outstanding)....................        $      467,934,472
                                                                                                            ====================


(a)   Includes securities on loan with a value of $2,152,244.

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/State Street Collective Trust
                            Intermediate Bond Fund
                            Statement of Operations
                                   Unaudited

                                                                                              For the period         For the period
                                                                                            April 1, 2005 to     January 1, 2005 to
                                                                                               June 30, 2005          June 30, 2005
                                                                                        ---------------------  ---------------------
Investment income
     Dividends.......................................................................   $             43,309   $             87,182
     Interest- unaffiliated issuers..................................................              4,369,579              8,035,212
     Interest- affiliated issuers....................................................                219,839                301,194
     Securities lending income.......................................................                  3,608                  4,698
                                                                                        ---------------------  ---------------------
              Total investment income                                                              4,636,335              8,428,286
                                                                                        ---------------------  ---------------------
Expenses
     Investment advisory fee.........................................................                312,272                611,057
     State Street Bank and Trust Company--program fee................................                310,550                613,975
     American Bar Retirement Association--program fee................................                 50,234                 98,782
     Trustee, management and administration fees.....................................                 95,504                179,268
     Reports to unitholders..........................................................                 17,506                 40,856
     Legal and audit fees............................................................                 25,177                 58,760
     Compliance consultant fees......................................................                 21,236                 49,562
     Registration fees...............................................................                  2,365                  5,520
     Other fees......................................................................                 14,985                 34,975
                                                                                        ---------------------  ---------------------
              Total expense..........................................................                849,829              1,692,755
                                                                                        ---------------------  ---------------------
Net investment income ...............................................................              3,786,506              6,735,531
                                                                                        ---------------------  ---------------------
Net realized and unrealized gain (loss)..............................................
     Net realized gain (loss) on:....................................................
           Investments...............................................................              3,483,321              1,288,535
           Foreign currency transactions and forward currency exchange contracts.....              2,296,836              2,097,236
           Swap contracts............................................................              2,546,240              1,407,752
           Written options...........................................................                131,713                363,068
           Futures contracts.........................................................              (328,876)            (1,254,092)
                                                                                        ---------------------  ---------------------
              Net realized gain......................................................              8,129,234              3,902,499
                                                                                        ---------------------  ---------------------
     Change in net unrealized appreciation (depreciation) on:........................
           Investments...............................................................              2,426,837              1,217,014
           Foreign currency transactions and forward currency exchange contracts.....              (541,814)                108,772
           Written options...........................................................               (43,625)               (59,716)
           Futures contracts.........................................................              1,794,830              (395,851)
           Swaps contracts...........................................................            (2,218,158)                333,643
                                                                                        ---------------------  ---------------------
              Change in net unrealized appreciation (depreciation)...................              1,418,070              1,203,862
                                                                                        ---------------------  ---------------------

              Net realized and unrealized gain.......................................              9,547,304              5,106,361
                                                                                        ---------------------  ---------------------
Net increase in net assets resulting from operations.................................   $         13,333,810   $         11,841,892
                                                                                        =====================  =====================

             The accompanying notes are an integral part of these
                       unaudited financial statements.


        American Bar Association Members/State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                              For the period          For the period
                                                                                             April 1, 2005 to     January 1, 2005 to
                                                                                               June 30, 2005           June 30, 2005
                                                                                          --------------------  --------------------
From operations
     Net investment income ............................................................   $         3,786,506    $        6,735,531
     Net realized gain.................................................................             8,129,234             3,902,499
     Change in net unrealized appreciation (depreciation)..............................             1,418,070             1,203,862
                                                                                          --------------------  --------------------
              Net increase in net assets resulting from operations.....................            13,333,810            11,841,892
                                                                                          --------------------  --------------------
From unitholder transactions
     Proceeds from units issued........................................................             9,055,381            23,625,706
     Cost of units redeemed............................................................           (6,867,437)           (9,242,513)
                                                                                          --------------------  --------------------
              Net increase in net assets resulting from unitholder transactions........             2,187,944            14,383,193
                                                                                          --------------------  --------------------
              Net increase in net assets...............................................            15,521,754            26,225,085
Net Assets
     Beginning of period...............................................................           452,412,718           441,709,387
                                                                                          --------------------  --------------------
     End of period.....................................................................   $      467,934,472    $      467,934,472
                                                                                          ====================  ====================

Number of units
     Outstanding-beginning of period...................................................            24,160,440            23,511,425
           Issued......................................................................               477,222             1,252,440
           Redeemed....................................................................             (358,741)             (484,944)
                                                                                          --------------------  --------------------

     Outstanding-end of period.........................................................            24,278,921            24,278,921
                                                                                          ====================  ====================

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                              For the period         For the period
                                                                                            April 1, 2005 to     January 1, 2005 to
                                                                                               June 30, 2005          June 30, 2005
                                                                                        --------------------    --------------------
Investment income+..............................................................        $             0.19      $              0.35
Net expenses(+)++...............................................................                     (0.03)                   (0.07)
                                                                                        --------------------    --------------------
Net investment income ..........................................................                       0.16                     0.28
Net realized and unrealized gain................................................                       0.38                     0.20
                                                                                        --------------------    --------------------
Net increase in unit value......................................................                       0.54                     0.48
Net asset value at beginning of period..........................................                      18.73                    18.79
                                                                                        --------------------    --------------------
Net asset value at end of period................................................        $             19.27     $              19.27
                                                                                        ====================    ====================

Ratio of net expenses to average net assets*++..................................                      0.74%                    0.75%
Ratio of net investment income to average net assets*...........................                      3.28%                    3.02%
Portfolio turnover**............................................................                        67%                     173%
Total return**..................................................................                      2.88%                    2.55%
Net assets at end of period (in thousands)......................................        $           467,934     $            467,934

---------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                        June 30, 2005
                                                                                                       ---------------
                                                         Assets
Investments, at value (cost $143,510,122)..............................................................  $178,332,319 (a)
Investments in affiliated issuers, at value (cost $29,868,547).........................................    29,868,547
Foreign currency, at value (cost $347,552).............................................................       335,162
Dividends receivable...................................................................................       502,077
Tax reclaims receivable................................................................................       210,160
Receivable for investments sold........................................................................       200,051
Prepaid expenses.......................................................................................        12,430
                                                                                                       ---------------
         Total assets..................................................................................   209,460,746
                                                                                                       ---------------
                                                      Liabilities
Payable for collateral received on securities loaned...................................................    24,994,956
Payable for fund units redeemed........................................................................     2,073,911
Payable for investments purchased......................................................................       777,419
Tax withholding payable................................................................................        51,780
Investment advisory fee payable........................................................................        87,807
State Street Bank and Trust Company--program fee payable...............................................        39,209
Trustee, management and administration fees payable....................................................        12,149
American Bar Retirement Association--program fee payable...............................................         6,409
                                                                                                       ---------------
         Total liabilities.............................................................................    28,043,640
                                                                                                       ---------------
Net assets (equivalent to $21.75 per unit based on 8,342,267 units outstanding)........................  $181,417,106
                                                                                                       ===============


(a)  Includes securities on loan with a value of $23,861,555.

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                                            For the      For the
                                                                                                            period       period
                                                                                                           April 1,    January 1,
                                                                                                            2005 to      2005 to
                                                                                                           June 30,     June 30,
                                                                                                             2005         2005
                                                                                                       ---------------------------
Investment income
     Dividends (net of foreign tax expense of $225,827 and $282,753, respectively)                       $2,108,303    $3,014,578
     Interest- affiliated issuers......................................................................      41,525        79,024
     Securities lending income.........................................................................      32,445        45,249
                                                                                                       ------------- -------------
                  Total investment income..............................................................   2,182,273     3,138,851
                                                                                                       ------------- -------------
Expenses
     Investment advisory fee...........................................................................     260,709       503,481
     State Street Bank and Trust Company--program fee..................................................     118,763       231,573
     American Bar Retirement Association--program fee..................................................      19,211        37,257
     Trustee, management and administration fees.......................................................      37,640        67,665
     Reports to unitholders............................................................................       6,694        15,247
     Legal and audit fees..............................................................................       9,628        21,930
     Compliance consultant fees........................................................................       8,121        18,497
     Registration fees.................................................................................         904         2,060
     Other fees........................................................................................       4,615        13,053
                                                                                                       ------------- -------------
                  Total expenses.......................................................................     466,285       910,763
                                                                                                       ------------- -------------
Net investment income..................................................................................   1,715,988     2,228,088
                                                                                                       ------------- -------------

Realized and unrealized gain (loss)
     Net realized gain (loss) on:
         Investment securities.........................................................................   2,463,625     6,500,689
         Foreign currency..............................................................................     (45,241)      (62,476)
                                                                                                       ------------- -------------
                  Net realized gain....................................................................   2,418,384     6,438,213
                                                                                                       ------------- -------------
     Change in net unrealized depreciation on:
         Investment securities.........................................................................  (5,117,994)   (9,505,490)
         Foreign currency..............................................................................     (16,785)      (36,917)
                                                                                                       ------------- -------------
         Change in net unrealized depreciation.........................................................  (5,134,779)   (9,542,407)
                                                                                                       ------------- -------------
                  Net realized and unrealized loss.....................................................  (2,716,395)   (3,104,194)
                                                                                                       ------------- -------------
Net decrease in net assets resulting from operations................................................... $(1,000,407)    $(876,106)
                                                                                                       ============= =============

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                                          For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ------------- -------------
From operations
         Net investment income.........................................................................  $1,715,988    $2,228,088
         Net realized gain.............................................................................   2,418,384     6,438,213
         Change in net unrealized depreciation.........................................................  (5,134,779)   (9,542,407)
                                                                                                       ------------- -------------
                  Net decrease in net assets resulting from operations.................................  (1,000,407)     (876,106)
                                                                                                       ------------- -------------
From unitholder transactions
         Proceeds from units issued....................................................................  15,447,987    32,194,942
         Cost of units redeemed........................................................................  (6,962,945)   (8,615,277)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from unitholder transactions                       8,485,042    23,579,665
                                                                                                       ------------- -------------
                  Net increase in net assets                                                              7,484,635    22,703,559

Net Assets
         Beginning of period........................................................................... 173,932,471   158,713,547
                                                                                                       ------------- -------------
         End of period.................................................................................$181,417,106  $181,417,106
                                                                                                       ============= =============

Number of units
         Outstanding-beginning of period...............................................................   7,952,075     7,257,708
                  Issued...............................................................................     716,949     1,487,648
                  Redeemed.............................................................................    (326,757)     (403,089)
                                                                                                       ------------- -------------
         Outstanding-end of period.....................................................................   8,342,267     8,342,267
                                                                                                       ============= =============

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                                          For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ------------- -------------
Investment income+.....................................................................................     $0.27         $0.40
Net expenses(+)++......................................................................................     (0.06)        (0.12)
                                                                                                       ------------- -------------

Net investment income..................................................................................      0.21          0.28
Net realized and unrealized loss.......................................................................     (0.33)        (0.40)
                                                                                                       ------------- -------------

Net decrease in unit value.............................................................................     (0.12)        (0.12)
Net asset value at beginning of period.................................................................     21.87         21.87
                                                                                                       ------------- -------------

Net asset value at end of period.......................................................................    $21.75        $21.75
                                                                                                       ============= =============

Ratio of net expenses to average net assets*++.........................................................     1.06%         1.07%
Ratio of net investment income to average net assets*..................................................     3.88%         2.62%
Portfolio turnover**...................................................................................        6%           15%
Total return**.........................................................................................   (0.55)%       (0.55)%
Net assets at end of period (in thousands).............................................................  $181,417      $181,417

______________
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion is its assets.

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                      June 30, 2005
                                                                                                     ---------------
                                                  Assets
     Investments, at value (cost $459,311,281).............................................           $528,909,100  (a)
     Investments in affiliated issuers, at value (cost $224,886,923).......................            283,202,336
     Cash..................................................................................                    662
     Receivable for investments sold.......................................................              1,583,390
     Dividends and interest receivable.....................................................                336,448
     Prepaid expenses......................................................................                    949
                                                                                                     ---------------
         Total assets......................................................................            814,032,885
                                                                                                     ---------------
                                               Liabilities
     Payable for collateral received on securities loaned..................................             25,604,566
     Payable for investments purchased.....................................................              4,919,644
     Payable for fund units redeemed.......................................................              1,652,958
     Investment advisory fee payable.......................................................                452,823
     State Street Bank and Trust Company--program fee payable..............................                170,954
     Trustee, management and administration fees payable...................................                 53,149
     American Bar Retirement Association--program fee payable..............................                 28,068
                                                                                                     ---------------
         Total liabilities.................................................................             32,882,162
                                                                                                     ---------------
Net assets (equivalent to $45.52 per unit based on 17,161,635 units outstanding)...........           $781,150,723
                                                                                                     ===============


(a) Includes securities on loan with a value of $24,879,684.


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    ---------------------------------------

Investment income
      Dividends (net of foreign tax expense of $2,983 and $23,046, respectively)       $1,403,743                $3,157,564
      Interest- affiliated issuers.................................................        73,528                   166,436
      Securities lending income....................................................        10,160                    25,029
                                                                                    --------------          -----------------
                 Total investment income...........................................     1,487,431                 3,349,029
                                                                                    --------------          -----------------
Expenses
      Investment advisory fee......................................................       358,260                   720,206
      State Street Bank and Trust Company--program fee.............................       520,634                 1,062,082
      American Bar Retirement Association--program fee.............................        84,211                   170,837
      Trustee, management and administration fees..................................       160,103                   309,561
      Reports to unitholders.......................................................        29,345                    71,248
      Legal and audit fees.........................................................        42,204                   102,472
      Compliance consultant fees...................................................        35,598                    86,430
      Registration fees............................................................         3,964                     9,625
      Other fees...................................................................        25,121                    60,994
                                                                                    --------------          -----------------
                 Total expenses....................................................     1,259,440                 2,593,455
                                                                                    --------------          -----------------
Net investment income .............................................................       227,991                   755,574
                                                                                    --------------          -----------------
Net realized and unrealized gain (loss) on investments
           Net realized gain- unaffiliated issuers ................................     7,297,287                11,458,620
           Net realized gain- affiliated issuers ..................................     1,522,133                 3,978,530
                                                                                    --------------          -----------------
                 Net realized gain ................................................     8,819,420                15,437,150
                                                                                    --------------          -----------------

      Change in net unrealized appreciation (depreciation) on investments..........    12,198,209               (28,770,420)
                                                                                    --------------          -----------------
                 Net realized and unrealized gain (loss)...........................    21,017,629               (13,333,270)
                                                                                    --------------          -----------------
Net increase (decrease) in net assets resulting from operations....................   $21,245,620              $(12,577,696)
                                                                                    ==============          =================



                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------
From operations
      Net investment income......................................................   $    227,991            $       755,574
      Net realized gain .........................................................      8,819,420                 15,437,150
      Change in net unrealized appreciation (depreciation) on investments........     12,198,209                (28,770,420)
                                                                                    --------------          -----------------
              Net increase (decrease) in net assets resulting from operations....     21,245,620                (12,577,696)
                                                                                    --------------          -----------------

From unitholder transactions
      Proceeds from units issued.................................................      3,829,918                 11,477,468
      Cost of units redeemed.....................................................    (19,743,082)               (48,938,905)
                                                                                    --------------          -----------------
              Net decrease in net assets resulting from unitholder transactions..    (15,913,164)               (37,461,437)
                                                                                    --------------          -----------------
              Net increase (decrease) in net assets..............................      5,332,456                (50,039,133)
Net Assets
      Beginning of period........................................................    775,818,267                831,189,856
                                                                                    --------------          -----------------
      End of period..............................................................   $781,150,723            $   781,150,723
                                                                                    ==============          =================

Number of units
      Outstanding-beginning of period............................................     17,516,749                 17,999,653
             Issued..............................................................         85,315                    255,651
             Redeemed............................................................       (440,429)                (1,093,669)
                                                                                    --------------          -----------------

      Outstanding-end of period..................................................     17,161,635                 17,161,635
                                                                                    ==============          =================


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                             Financial Highlights
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------


Investment income+................................................................         $0.09                      $0.19
Net expenses(+)++.................................................................         (0.07)                     (0.15)
                                                                                    --------------          -----------------
Net investment income ............................................................          0.02                       0.04
Net realized and unrealized gain (loss)...........................................          1.21                      (0.70)
                                                                                    --------------          -----------------
Net increase (decrease) in unit value.............................................          1.23                      (0.66)
Net asset value at beginning of period............................................         44.29                      46.18
                                                                                    --------------          -----------------
Net asset value at end of period..................................................        $45.52                     $45.52
                                                                                    ==============          =================

Ratio of net expenses to average net assets*++....................................          0.65%                      0.66%
Ratio of net investment income to average net assets*.............................          0.12%                      0.19%
Portfolio turnover**+++...........................................................             9%                        18%
Total return**....................................................................          2.78%                    (1.43)%
Net assets at end of period (in thousands)........................................       $781,151                   $781,151



===================
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++  With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                      June 30, 2005
                                                                                                     ---------------
                                                  Assets

     Investments, at value (cost $241,734,638)................................................          $286,727,828(a)
     Investments in affiliated issuers, at value (cost $93,767,224)...........................           113,526,000
     Cash.....................................................................................                   573
     Receivable for investments sold..........................................................             1,903,951
     Dividends and interest receivable........................................................               444,274
     Prepaid expenses.........................................................................                18,742
                                                                                                     ---------------
          Total assets........................................................................           402,621,368
                                                                                                     ---------------
                                               Liabilities
     Payable for collateral received on securities loaned.....................................            13,411,004
     Payable for investments purchased........................................................             3,963,088
     Payable for fund units redeemed..........................................................             1,638,790
     Investment advisory fee payable..........................................................               125,447
     State Street Bank and Trust Company--program fee payable.................................                83,534
     Trustee, management and administration fees payable......................................                25,731
     American Bar Retirement Association--program fee payable.................................                13,680
                                                                                                     ---------------
          Total liabilities...................................................................            19,261,274
                                                                                                     ---------------
Net assets (equivalent to $34.59 per unit based on 11,083,715 units outstanding)..............          $383,360,094
                                                                                                     ===============

(a) Includes securities on loan with a value of $13,031,310.


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    ---------------------------------------

Investment income
      Dividends (net of foreign tax expense of $1,134 and $2,245, respectively)        $1,642,716                $3,148,933
      Interest- affiliated issuers.................................................        63,363                   119,661
      Securities lending income....................................................         4,440                     9,194
                                                                                    -------------             -------------
                         Total investment income...................................     1,710,519                 3,277,788
                                                                                    -------------             -------------
Expenses
      Investment advisory fee......................................................       186,122                   366,632
      State Street Bank and Trust Company--program fee.............................       251,757                   499,108
      American Bar Retirement Association--program fee.............................        40,719                    80,282
      Trustee, management and administration fees..................................        77,414                   145,684
      Reports to unitholders.......................................................        14,189                    33,086
      Legal and audit fees.........................................................        20,405                    47,584
      Compliance consultant fees...................................................        17,212                    40,135
      Registration fees............................................................         1,917                     4,470
      Other fees...................................................................        12,148                    28,325
                                                                                    -------------             -------------
                         Total expenses............................................       621,883                 1,245,306
                                                                                    -------------             -------------
Net investment income .............................................................     1,088,636                 2,032,482
                                                                                    -------------             -------------

Net realized and unrealized gain (loss)
      Net realized gain (loss) on:
           Investments- unaffiliated issuers.......................................     2,989,145                 5,134,869
           Investments- affiliated issuers.........................................       219,301                   878,266
           Foreign currency transactions...........................................            38                      (403)
                                                                                    -------------             -------------
                         Net realized gain ........................................     3,208,484                 6,012,732
                                                                                    -------------             -------------

      Change in net unrealized appreciation (depreciation) on:
           Investments.............................................................     2,625,945                (2,873,973)
                                                                                    -------------             -------------
                         Net realized and unrealized gain .........................     5,834,429                 3,138,759
                                                                                    -------------             -------------

Net increase in net assets resulting from operations...............................    $6,923,065                $5,171,241
                                                                                    =============             =============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------
From operations



      Net investment income ........................................................  $1,088,636                 $2,032,482
      Net realized gain ............................................................   3,208,484                  6,012,732
      Change in net unrealized appreciation (depreciation) on investments...........   2,625,945                 (2,873,973)
                                                                                    -------------             -------------
              Net increase in net assets resulting from operations..................   6,923,065                  5,171,241
                                                                                    -------------             -------------

From unitholder transactions
      Proceeds from units issued....................................................  11,725,681                 31,941,131
      Cost of units redeemed........................................................  (5,065,803)               (13,841,879)
                                                                                    -------------             -------------
              Net increase in net assets resulting from unitholder transactions.....   6,659,878                 18,099,252
                                                                                    -------------             -------------
              Net increase in net assets............................................  13,582,943                 23,270,493
Net Assets
      Beginning of period........................................................... 369,777,151                360,089,601
                                                                                    -------------             -------------
      End of period.................................................................$383,360,094               $383,360,094
                                                                                    =============             =============
Number of units
      Outstanding-beginning of period...............................................  10,886,119                 10,548,861
         Issued.....................................................................     345,724                    942,065
         Redeemed...................................................................    (148,128)                  (407,211)
                                                                                    -------------             -------------
      Outstanding-end of period.....................................................  11,083,715                 11,083,715
                                                                                    =============             =============

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                             Financial Highlights
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------


Investment income+......................................................            $       0.15              $        0.30
Net expenses(+)++.......................................................                   (0.06)                     (0.11)
Net investment income ..................................................                    0.09                       0.19
                                                                                    -------------             -------------
Net realized and unrealized gain........................................                    0.53                       0.26
                                                                                    -------------             -------------
Net increase in unit value..............................................                    0.62                       0.45
Net asset value at beginning of period..................................                   33.97                      34.14
                                                                                    -------------             -------------
Net asset value at end of period........................................            $      34.59              $       34.59
                                                                                    =============             =============

Ratio of net expenses to average net assets*++..........................                    0.66%                      0.68%
Ratio of net investment income to average net assets*...................                    1.16%                      1.11%
Portfolio turnover**+++.................................................                       5%                        10%
Total return**..........................................................                    1.83%                      1.32%
Net assets at end of period (in thousands)..............................                 $383,360                   $383,360



===================
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++  With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                  June 30, 2005
                                                                                             -----------------------
                                                        Assets

     Investments, at value (cost $62,008,389)............................................     $    72,693,874  (a)
     Investments in affiliated issuers, at value (cost $13,655,401)......................          13,655,401
     Cash................................................................................                 274
     Receivable for investments sold.....................................................           1,175,978
     Receivable for fund units sold......................................................             148,812
     Dividends and interest receivable...................................................              17,676
     Prepaid expenses....................................................................               4,555
                                                                                             -----------------------
         Total assets....................................................................          87,696,570
                                                                                             -----------------------

                                                     Liabilities

     Payable for collateral received on securities loaned................................          11,784,869
     Payable for investments purchased...................................................             520,925
     Payable for fund units redeemed.....................................................             196,476
     Investment advisory fee payable.....................................................             113,034
     State Street Bank and Trust Company--program fee payable............................              16,091
     Trustee, management and administration fees payable.................................               4,986
     American Bar Retirement Association--program fee payable............................               2,634
                                                                                             -----------------------

         Total liabilities...............................................................          12,639,015
                                                                                             -----------------------
Net assets  (equivalent to $19.04 per unit based on 3,942,198 units outstanding).........    $     75,057,555
                                                                                             =======================

(a) Includes securities on loan with a value of $11,472,133



                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                    For the period           For the period
                                                                                   April 1, 2005 to        January 1, 2005 to
                                                                                    June 30, 2005            June 30, 2005
                                                                                ---------------------------------------------
Investment income
    Dividends (net of foreign tax expense of $0 and $150, respectively)......... $           69,117        $      119,693
    Interest- affiliated issuer.................................................             11,473                25,656
    Securities lending income...................................................              4,062                 8,372
                                                                                 -------------------       ---------------
                Total investment income.........................................             84,652               153,721
                                                                                 -------------------       ---------------

Expenses
    Investment advisory fee.....................................................            113,035               219,456
    State Street Bank and Trust Company--program fee............................             47,828                93,807
    American Bar Retirement Association--program fee............................              7,736                15,090
    Trustee, management and administration fees.................................             14,706                27,397
    Reports to unitholders......................................................              2,695                 6,194
    Legal and audit fees........................................................              3,876                 8,909
    Compliance consultant fees..................................................              3,270                 7,515
    Registration fees...........................................................                364                   837
    Other fees..................................................................              2,306                 5,303
                                                                                 -------------------       ---------------
                Total expenses                                                              195,816               384,508
                                                                                 -------------------       ---------------

Net investment loss.............................................................           (111,164)             (230,787)

Net realized and unrealized gain (loss) on investments
        Net realized gain.......................................................          1,003,398             2,026,307
        Change in net unrealized appreciation (depreciation)....................          1,551,834              (946,472)
                                                                                 -------------------       ---------------

        Net realized and unrealized gain........................................          2,555,232             1,079,835
                                                                                 -------------------       ---------------

Net increase in net assets resulting from operations............................ $        2,444,068        $      849,048
                                                                                 ===================       ===============


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                    For the period           For the period
                                                                                   April 1, 2005 to        January 1, 2005 to
                                                                                    June 30, 2005            June 30, 2005
                                                                                ---------------------------------------------

From operations
    Net investment loss......................................................... $         (111,164)       $     (230,787)
    Net realized gain...........................................................          1,003,398             2,026,307
    Change in net unrealized appreciation (depreciation) on investments.........          1,551,834              (946,472)
                                                                                 -------------------       ---------------
          Net increase in net assets resulting from operations..................          2,444,068               849,048
                                                                                 -------------------       ---------------

From unitholder transactions
    Proceeds from units issued..................................................          4,388,573            10,694,259
    Cost of units redeemed......................................................         (1,702,743)           (3,336,507)
                                                                                 -------------------       ---------------

          Net increase in net assets resulting from unitholder transactions.....          2,685,830             7,357,752
                                                                                 -------------------       ---------------

          Net increase in net assets............................................          5,129,898             8,206,800

Net Assets
    Beginning of period.........................................................         69,927,657            66,850,755
                                                                                 -------------------       ---------------
    End of period............................................................... $       75,057,555        $   75,057,555
                                                                                 ===================       ===============

Number of units
    Outstanding-beginning of period.............................................          3,796,690             3,545,041
        Issued..................................................................            240,883               580,781
        Redeemed................................................................            (95,375)             (183,624)
                                                                                 -------------------       ---------------

    Outstanding-end of period...................................................          3,942,198             3,942,198
                                                                                 ===================       ===============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                    For the period           For the period
                                                                                   April 1, 2005 to        January 1, 2005 to
                                                                                    June 30, 2005            June 30, 2005
                                                                                ---------------------------------------------
Investment income+.............................................................. $             0.02       $          0.04
Net expenses(+)++...............................................................              (0.05)                (0.10)
                                                                                 -------------------       ---------------

Net investment loss.............................................................              (0.03)                (0.06)
Net realized and unrealized gain................................................               0.65                  0.24
                                                                                 -------------------       ---------------

Net increase in unit value......................................................               0.62                  0.18
Net asset value at beginning of period..........................................              18.42                 18.86
                                                                                 -------------------       ---------------

Net asset value at end of period................................................ $            19.04       $         19.04
                                                                                 ===================       ===============

Ratio of net expenses to average net assets*++..................................              1.10%                 1.11%
Ratio of net investment loss to average net assets*.............................            (0.62)%               (0.67)%
Portfolio turnover**............................................................                39%                   71%
Total return**..................................................................              3.37%                 0.95%
Net assets at end of period (in thousands)......................................            $75,058               $75,058


------------------
*   Annualized.
**  Not annualized.
+   Calculations prepared using the daily average number of units outstanding during the period.
++  Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                  June 30, 2005
                                                                                             -----------------------
                                                        Assets
     Investments, at value (cost $55,113,160).............................................     $   62,903,999  (a)
     Investments in affiliated issuers, at value (cost $7,435,726)......................            7,435,726
     Cash................................................................................                 108
     Receivable for fund units sold......................................................             107,684
     Dividends and interest receivable...................................................              57,110
     Prepaid expenses....................................................................               4,604
                                                                                             -----------------------
         Total assets....................................................................          70,509,231
                                                                                             -----------------------

                                                     Liabilities

     Payable for collateral received on securities loaned................................           2,811,300
     Payable for investments purchased...................................................           2,149,370
     Payable for fund units redeemed.....................................................             157,104
     Investment advisory fee payable.....................................................              30,728
     State Street Bank and Trust Company--program fee payable............................              14,022
     Trustee, management and administration fees payable.................................               4,339
     American Bar Retirement Association--program fee payable............................               2,285
                                                                                             -----------------------

         Total liabilities...............................................................           5,169,148
                                                                                             -----------------------
Net assets  (equivalent to $14.37 per unit based on 4,546,940 units outstanding).........    $     65,340,083
                                                                                             =======================

(a) Includes securities on loan with a value of $2,722,607



                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                    For the period           For the period
                                                                                   April 1, 2005 to        January 1, 2005 to
                                                                                    June 30, 2005            June 30, 2005
                                                                                ---------------------------------------------
Investment income
    Dividends .................................................................. $          163,785       $       366,496
    Interest- affiliated issuer.................................................             45,605                72,409
    Securities lending income...................................................                934                 1,131
                                                                                 -------------------      ----------------
                Total investment income.........................................            210,324               440,036
                                                                                 -------------------      ----------------

Expenses
    Investment advisory fee.....................................................             90,309               172,037
    State Street Bank and Trust Company--program fee............................             41,837                80,028
    American Bar Retirement Association--program fee............................              6,766                12,875
    Trustee, management and administration fees.................................             12,863                23,405
    Reports to unitholders......................................................              2,357                 5,255
    Legal and audit fees........................................................              3,391                 7,558
    Compliance consultant fees..................................................              2,860                 6,375
    Registration fees...........................................................                318                   709
    Other fees..................................................................              2,018                 4,499
                                                                                 -------------------      ----------------
                Total expenses                                                              162,719               312,741
                                                                                 -------------------      ----------------

Net investment income...........................................................             47,605               127,295
                                                                                 -------------------      ----------------

Net realized and unrealized gain (loss) on investments
        Net realized gain (loss) on:
                Investments.....................................................            616,978             1,350,609
                Foreign currency transactions...................................               (140)                 (140)
                                                                                 -------------------      ----------------

                        Net realized gain.......................................            616,838             1,350,469
                                                                                 -------------------      ----------------

        Change in unrealized appreciation (depreciation) on:
                Investments.....................................................            928,119            (1,168,120)
                                                                                 -------------------      ----------------
                        Net realized and unrealized gain........................          1,544,957               182,349
                                                                                 -------------------      ----------------


Net increase in net assets resulting from operations............................ $        1,592,562       $       309,644
                                                                                 ===================      ================


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                    For the period           For the period
                                                                                   April 1, 2005 to        January 1, 2005 to
                                                                                    June 30, 2005            June 30, 2005
                                                                                ---------------------------------------------
From operations
    Net investment income....................................................... $           47,605        $      127,295
    Net realized gain...........................................................            616,838             1,350,469
    Change in net unrealized appreciation (depreciation) on investments.........            928,119            (1,168,120)
                                                                                 -------------------       ---------------
          Net increase in net assets resulting from operations..................          1,592,562               309,644
                                                                                 -------------------       ---------------

From unitholder transactions
    Proceeds from units issued..................................................          5,867,381            13,408,113
    Cost of units redeemed......................................................         (1,021,133)           (1,740,545)
                                                                                 -------------------       ---------------
          Net increase in net assets resulting from unitholder transactions.....          4,846,248            11,667,568
                                                                                 -------------------       ---------------
          Net increase in net assets............................................          6,438,810            11,977,212

Net Assets
    Beginning of period.........................................................         58,901,273            53,362,871
                                                                                 -------------------       ---------------
    End of period............................................................... $       65,340,083        $   65,340,083
                                                                                 ===================       ===============

Number of units
    Outstanding-beginning of period.............................................          4,201,215             3,713,649
        Issued..................................................................            418,979               957,861
        Redeemed................................................................            (73,254)             (124,570)
                                                                                 -------------------       ---------------

    Outstanding-end of period...................................................          4,546,940             4,546,940
                                                                                 ===================       ===============


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                    For the period           For the period
                                                                                   April 1, 2005 to        January 1, 2005 to
                                                                                    June 30, 2005            June 30, 2005
                                                                                ---------------------------------------------
Investment income+.............................................................. $             0.05       $          0.10
Net expenses(+)++...............................................................              (0.04)                (0.07)
                                                                                 -------------------       ---------------

Net investment income...........................................................               0.01                  0.03
Net realized and unrealized gain (loss).........................................               0.34                 (0.03)
                                                                                 -------------------       ---------------

Net increase in unit value(a)...................................................               0.35                  0.00
Net asset value at beginning of period..........................................              14.02                 14.37
                                                                                 -------------------       ---------------

Net asset value at end of period................................................ $            14.37       $         14.37
                                                                                 ===================       ===============

Ratio of net expenses to average net assets*++..................................              1.05%                 1.06%
Ratio of net investment income to average net assets*...........................              0.31%                 0.43%
Portfolio turnover**............................................................                 6%                   14%
Total return**..................................................................              2.44%                 0.00%
Net assets at end of period (in thousands)......................................            $65,340               $65,340


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


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                      June 30, 2005
                                                                                                     ---------------
                                                  Assets
     Investments, at value (cost $273,210,386)...........................................           $    291,048,194   (a)
     Investments in affiliated issuers, at value (cost $79,444,323)......................                 79,444,323
     Cash................................................................................                     54,429
     Receivable for investments sold.....................................................                  1,833,256
     Dividends and interest receivable...................................................                    200,514
     Prepaid expenses....................................................................                      6,792
                                                                                                     ---------------
           Total assets..................................................................                372,587,508
                                                                                                     ---------------
                                               Liabilities
     Payable for collateral received on securities loaned................................                 62,380,132
     Payable for investments purchased...................................................                  2,367,646
     Payable for fund units redeemed.....................................................                    831,942
     Investment advisory fee payable.....................................................                    238,100
     State Street Bank and Trust Company--program fee payable............................                     65,897
     Trustee, management and administration fees payable.................................                     20,481
     American Bar Retirement Association--program fee payable............................                     10,808
                                                                                                     ---------------
           Total liabilities.............................................................                 65,915,006
                                                                                                     ---------------
Net assets (equivalent to $63.76 per unit based on 4,809,536 units outstanding...........            $   306,672,502
                                                                                                     ===============


(a) Includes securities on loan with a value of $60,425,124.



                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------
Investment income
      Dividends............................................................             $598,221               $1,195,588
      Interest- affiliated issuers.........................................               55,278                   97,273
      Securities lending income............................................               69,031                  118,340
                                                                                    -------------             -------------
                         Total investment income...........................              722,530                1,411,201
                                                                                    -------------             -------------

Expenses
      Investment advisory fee..............................................              390,966                  781,368
      State Street Bank and Trust Company--program fee.....................              198,012                  405,194
      American Bar Retirement Association--program fee.....................               32,030                   65,168
      Trustee, management and administration fees..........................               60,894                  118,072
      Reports to unitholders...............................................               11,161                   27,132
      Legal and audit fees.................................................               16,051                   39,022
      Compliance consultant fees...........................................               13,539                   32,913
      Registration fees....................................................                1,508                    3,666
      Other fees...........................................................                9,555                   23,226
                                                                                    -------------             -------------
                         Total expenses....................................              733,716                1,495,761
                                                                                    -------------             -------------
Net investment loss........................................................              (11,186)                 (84,560)
                                                                                    -------------             -------------
Net realized and unrealized gain (loss) on investments
                Net realized gain (loss) ..................................             (932,954)               5,061,386
                Change in net unrealized appreciation (depreciation) ......           12,643,256               (6,571,993)
                                                                                    -------------             -------------
                         Net realized and unrealized gain (loss)...........           11,710,302               (1,510,607)
                                                                                    -------------             -------------

Net increase (decrease) in net assets resulting from operations............          $11,699,116              $(1,595,167)
                                                                                     ===========              ===========



                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------
From operations

      Net investment loss...........................................................     $(11,186)                $(84,560)
      Net realized gain (loss) .....................................................     (932,954)               5,061,386
      Change in net unrealized appreciation (depreciation) on investments...........   12,643,256               (6,571,993)
                                                                                    -------------             -------------
                Net increase (decrease) in net assets resulting from operations.....   11,699,116               (1,595,167)
                                                                                    -------------             -------------

From unitholder transactions
      Proceeds from units issued....................................................    2,631,050                4,890,701
      Cost of units redeemed........................................................   (7,319,516)             (16,656,818)
                                                                                    -------------             -------------
                Net decrease in net assets resulting from unitholder transactions...   (4,688,466)             (11,766,117)
                                                                                    -------------             -------------
                Net increase (decrease) in net assets...............................    7,010,650              (13,361,284)
Net Assets
      Beginning of period...........................................................  299,661,852              320,033,786
                                                                                    -------------             -------------
      End of period................................................................. $306,672,502             $306,672,502
                                                                                    =============             =============

Number of units
      Outstanding-beginning of period...............................................    4,886,029                5,000,918
          Issued....................................................................       43,942                   80,701
          Redeemed..................................................................     (120,435)                (272,083)
                                                                                    -------------             -------------

      Outstanding-end of period.....................................................    4,809,536                4,809,536
                                                                                    =============             =============


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                             Financial Highlights
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------
Investment income+.............................................................           $0.15                      $0.29
Net expenses(+)++..............................................................           (0.15)                     (0.31)
                                                                                    -------------             -------------
Net investment loss............................................................           (0.00)                     (0.02)
Net realized and unrealized gain (loss)........................................            2.43                      (0.22)
                                                                                    -------------             -------------
Net increase (decrease) in unit value..........................................            2.43                      (0.24)
Net asset value at beginning of period.........................................           61.33                      64.00
                                                                                    -------------             -------------
Net asset value at end of period...............................................          $63.76                     $63.76
                                                                                    =============             =============

Ratio of net expenses to average net assets*++.................................           1.00%                      1.00%
Ratio of net investment loss to average net assets*............................         (0.02)%                    (0.06)%
Portfolio turnover**...........................................................             16%                        30%
Total return**.................................................................           3.96%                    (0.38)%
Net assets at end of period (in thousands).....................................        $306,673                   $306,673


===================
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                      June 30, 2005
                                                                                                     ---------------
                                                  Assets

Investments in affiliated fund, at contract value:
     State Street Bank ABA Members/Pooled Stable Asset Fund Trust
                (cost $891,810,550 and units of 891,810,550)......................................... $891,810,550
     Prepaid expenses................................................................................            5
                                                                                                     ---------------
           Total assets..............................................................................  891,810,555
                                                                                                     ---------------
                                                Liabilities
     Payable for fund units redeemed.................................................................      409,412
     State Street Bank and Trust Company--program fee payable........................................      191,541
     Trustee, management and administration fees payable.............................................       59,506
     American Bar Retirement Association--program fee payable........................................       31,425
                                                                                                     ---------------
           Total liabilities.........................................................................      691,884
                                                                                                     ---------------
Net assets (equivalent to $30.04 per unit based on 29,668,636 units outstanding)..................... $891,118,671
                                                                                                     ===============


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                            Statement of Operations
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    ---------------------------------------
Interest income................................................................       $8,335,875               $16,077,033
                                                                                    --------------            -------------
Expenses
      State Street Bank and Trust Company--program fee.........................          589,193                 1,172,869
      American Bar Retirement Association--program fee.........................           95,305                   188,718
      Trustee, management and administration fees..............................          181,193                   342,354
      Reports to unitholders...................................................           33,212                    78,353
      Legal and audit fees.....................................................           47,768                   112,693
      Compliance consultant fees...............................................           40,289                    95,050
      Registration fees........................................................            4,487                    10,585
      Other fees...............................................................           28,432                    67,078
                                                                                    --------------            -------------
                Total expenses.................................................        1,019,879                 2,067,700
                                                                                    --------------            -------------
Net investment income and net increase in net assets resulting from operations.       $7,315,996               $14,009,333
                                                                                    ==============            =============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------
From operations
      Net investment income and net increase in net assets resulting
        from operations..............................................................  $7,315,996               $14,009,333
                                                                                    --------------            -------------
From unitholder transactions
      Proceeds from units issued.....................................................  43,015,790                67,457,313
      Cost of units redeemed......................................................... (25,496,686)              (54,678,032)
                                                                                    --------------            -------------
                 Net increase in net assets resulting from unitholder transactions...  17,519,104                12,779,281
                                                                                    --------------            -------------
                 Net increase in net assets..........................................  24,835,100                26,788,614
Net Assets
      Beginning of period............................................................ 866,283,571               864,330,057
                                                                                    --------------            -------------
      End of period..................................................................$891,118,671              $891,118,671
                                                                                    ==============            =============

Number of units
      Outstanding-beginning of period................................................  29,082,658                29,243,928
           Issued....................................................................   1,439,539                 2,262,599
           Redeemed..................................................................    (853,561)               (1,837,891)
                                                                                    --------------            -------------

      Outstanding-end of period......................................................  29,668,636                29,668,636
                                                                                    ==============            =============


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                             Financial Highlights
                                   Unaudited

                                                                                    For the period            For the period
                                                                                   April 1, 2005 to         January 1, 2005 to
                                                                                    June 30, 2005             June 30, 2005
                                                                                    -------------             -------------

Investment income+...............................................................          $0.28                      $0.55
Net expenses(+)++................................................................          (0.03)                     (0.07)
                                                                                    --------------            -------------
Net investment income ...........................................................           0.25                       0.48
                                                                                    --------------            -------------
Net increase in unit value.......................................................           0.25                       0.48
Net asset value at beginning of period...........................................          29.79                      29.56
                                                                                    --------------            -------------
Net asset value at end of period.................................................         $30.04                     $30.04
                                                                                    ==============            =============

Ratio of net expenses to average net assets*++...................................           0.47%                     0.48%
Ratio of net investment income to average net assets*............................           3.34%                     3.25%
Total return**...................................................................           0.84%                     1.62%
Net assets at end of period (in thousands).......................................        $891,119                  $891,119



===================
*    Annualized.
**   Not annualized.
+    Calculations prepared using the daily average number of units outstanding during the period.
++   Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.


                The accompanying notes are an integral part of these unaudited financial statements.


             Structured Portfolio Service - Conservative Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                       June 30, 2005
                                                                                                       --------------
                                                         Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
         Stable Asset Return Fund (cost $17,678,409 and units of 621,809).............................. $18,676,482
         Intermediate Bond Fund (cost $20,002,973 and units of 1,130,469)..............................  21,789,230
         Large Cap Value Equity Fund (cost $3,388,257 and units of 126,000)............................   4,357,846
         Large Cap Growth Equity Fund (cost $3,718,642 and units of 95,739)............................   4,357,846
         Index Equity Fund (cost $7,071,962 and units of 289,196)......................................   8,715,692
         International Equity Fund (cost $3,317,339 and units of 200,391)..............................   4,357,846
         Receivable for collective investments sold....................................................     369,649
                                                                                                       --------------
                  Total assets.........................................................................  62,624,591
                                                                                                       --------------
                                                      Liabilities
         Payable for fund units redeemed...............................................................     369,649
                                                                                                       --------------
                  Total liabilities....................................................................     369,649
                                                                                                       --------------
Net assets (equivalent to $19.53 per unit based on 3,187,877 units outstanding)........................ $62,254,942
                                                                                                       ==============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                            Statement of Operations
                                   Unaudited

                                                                                                          For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ---------------------------
Investment income...................................................................................... $        -    $        -
                                                                                                       ------------- -------------
Net realized and unrealized gain (loss) on collective investment funds:
         Net realized gain.............................................................................    534,068     1,091,425
         Change in net unrealized appreciation (depreciation)..........................................    615,740      (227,189)
                                                                                                       ------------- -------------
                  Net realized and unrealized gain.....................................................  1,149,808       864,236
                                                                                                       ------------- -------------
Net increase in net assets resulting from operations................................................... $1,149,808    $  864,236
                                                                                                       ============= =============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                                         For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ------------- -------------
From operations
         Net investment income......................................................................... $         -   $         -
         Net realized gain on investments..............................................................     534,068     1,091,425
         Change in net unrealized appreciation (depreciation)..........................................     615,740      (227,189)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from operations.................................   1,149,808       864,236
                                                                                                       ------------- -------------
From unitholder transactions
         Proceeds from units issued....................................................................   3,604,158     8,503,135
         Cost of units redeemed........................................................................  (1,486,612)   (3,175,902)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from unitholder transactions....................   2,117,546     5,327,233
                                                                                                       ------------- -------------

                  Net increase in net assets...........................................................   3,267,354     6,191,469
Net Assets
         Beginning of period...........................................................................  58,987,588    56,063,473
                                                                                                       ------------- -------------
         End of period................................................................................. $62,254,942   $62,254,942
                                                                                                       ============= =============

Number of units
         Outstanding-beginning of period...............................................................   3,077,209     2,910,075
                  Issued...............................................................................     187,335       442,542
                  Redeemed.............................................................................     (76,667)     (164,740)
                                                                                                       ------------- -------------
         Outstanding-end of period.....................................................................   3,187,877     3,187,877
                                                                                                       ============= =============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                                          For the        For the
                                                                                                          period         period
                                                                                                         April 1,      January 1,
                                                                                                          2005 to        2005 to
                                                                                                         June 30,       June 30,
                                                                                                           2005           2005
                                                                                                       ------------- -------------
Investment income+.....................................................................................     $0.00         $0.00
Net expenses(+)++......................................................................................      0.00          0.00
                                                                                                       ------------- -------------

Net investment income..................................................................................      0.00          0.00
Net realized and unrealized gain.......................................................................      0.36          0.26
                                                                                                       ------------- -------------

Net increase in unit value.............................................................................      0.36          0.26
Net asset value at beginning of period.................................................................     19.17         19.27
                                                                                                       ------------- -------------
Net asset value at end of period.......................................................................    $19.53        $19.53
                                                                                                       ============= =============

Ratio of net expenses to average net assets*++.........................................................     0.00%         0.00%
Ratio of net investment income to average net assets*..................................................     0.00%         0.00%
Portfolio turnover**+++................................................................................        4%            8%
Total return**.........................................................................................     1.88%         1.35%
Net assets at end of period (in thousands).............................................................   $62,255       $62,255

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

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                       June 30, 2005
                                                                                                       --------------
                                                         Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
         Stable Asset Return Fund (cost $21,668,874 and units of 764,061)..............................   $22,949,132
         Intermediate Bond Fund (cost $63,017,439 and units of 3,571,940)..............................    68,847,396
         Large Cap Value Equity Fund (cost $16,487,103 and units of 597,181)...........................    20,654,219
         Large Cap Growth Equity Fund (cost $18,466,574 and units of 453,758)..........................    20,654,219
         Index Equity Fund (cost $44,632,271 and units of 1,751,399)...................................    52,783,003
         Mid-Cap Value Equity Fund (cost $3,670,204 and units of 319,400)..............................     4,589,826
         Mid-Cap Growth Equity Fund (cost $3,671,503 and units of 241,070).............................     4,589,826
         International Equity Fund (cost $26,899,019 and units of 1,582,934)...........................    34,423,698
         Receivable for collective investments sold....................................................     1,922,887
                                                                                                       --------------
                  Total assets.........................................................................   231,414,206
                                                                                                       --------------
                                                      Liabilities
         Payable for portfolio units redeemed..........................................................     1,922,887
                                                                                                       --------------
                  Total liabilities....................................................................     1,922,887
                                                                                                       --------------
Net assets (equivalent to $20.76 per unit based on 11,055,719 units outstanding).......................  $229,491,319
                                                                                                       ==============


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                            Statement of Operations
                                   Unaudited

                                                                                                          For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ---------------------------
Investment income......................................................................................  $        -    $        -
                                                                                                       ------------- -------------

Net realized and unrealized gain (loss) on collective investment funds:
         Net realized gain.............................................................................   1,988,317     2,922,935
         Change in net unrealized appreciation (depreciation)..........................................   2,324,751      (731,096)
                                                                                                       ------------- -------------
                  Net realized and unrealized gain.....................................................   4,313,068     2,191,839
                                                                                                       ------------- -------------
Net increase in net assets resulting from operations...................................................  $4,313,068    $2,191,839
                                                                                                       ============= =============


                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                                          For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ------------- -------------
From operations
         Net investment income.........................................................................$          -  $          -
         Net realized gain on investments..............................................................   1,988,317     2,922,935
         Change in net unrealized appreciation (depreciation)..........................................   2,324,751      (731,096)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from operations.................................   4,313,068     2,191,839
                                                                                                       ------------- -------------

From unitholder transactions
         Proceeds from units issued....................................................................  12,037,384    33,548,932
         Cost of units redeemed........................................................................  (8,592,620)   (9,771,432)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from unitholder transactions....................   3,444,764    23,777,500
                                                                                                       ------------- -------------

                  Net increase in net assets...........................................................   7,757,832    25,969,339

Net Assets
         Beginning of period........................................................................... 221,733,487   203,521,980
                                                                                                       ------------- -------------
         End of period.................................................................................$229,491,319  $229,491,319
                                                                                                       ============= =============

Number of units
         Outstanding-beginning of period...............................................................  10,887,305     9,890,662
                  Issued...............................................................................     590,438     1,644,893
                  Redeemed.............................................................................    (422,024)     (479,836)
                                                                                                       ------------- -------------
         Outstanding-end of period.....................................................................  11,055,719    11,055,719
                                                                                                       ============= =============

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                                          For the       For the
                                                                                                          period        period
                                                                                                         April 1,     January 1,
                                                                                                          2005 to       2005 to
                                                                                                         June 30,      June 30,
                                                                                                           2005          2005
                                                                                                       ------------- -------------
Investment income+.....................................................................................     $0.00         $0.00
Net expenses(+)++......................................................................................      0.00          0.00
                                                                                                       ------------- -------------

Net investment income..................................................................................      0.00          0.00
Net realized and unrealized gain.......................................................................      0.39          0.18
                                                                                                       ------------- -------------

Net increase in unit value.............................................................................      0.39          0.18
Net asset value at beginning of period.................................................................     20.37         20.58
                                                                                                       ------------- -------------
Net asset value at end of period.......................................................................    $20.76        $20.76
                                                                                                       ============= =============

Ratio of net expenses to average net assets*++.........................................................     0.00%         0.00%
Ratio of net investment income to average net assets*..................................................     0.00%         0.00%
Portfolio turnover**+++................................................................................        6%            8%
Total return**.........................................................................................     1.91%         0.87%
Net assets at end of period (in thousands).............................................................  $229,491      $229,491

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

                 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                        June 30, 2005
                                                                                                       --------------
                                                         Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
         Intermediate Bond Fund (cost $22,852,275 and units of 1,290,030).............................. $ 24,864,702
         Large Cap Value Equity Fund (cost $16,864,658 and units of 623,064)...........................   21,549,408
         Large Cap Growth Equity Fund (cost $19,345,846 and units of 473,424)..........................   21,549,408
         Index Equity Fund (cost $45,033,810 and units of 1,650,078)...................................   49,729,404
         Mid-Cap Value Equity Fund (cost $3,874,115 and units of 346,061)..............................    4,972,941
         Mid-Cap Growth Equity Fund (cost $3,826,387 and units of 261,192).............................    4,972,941
         Small Cap Equity Fund (cost $4,236,747 and units of 77,991)...................................    4,972,941
         International Equity Fund (cost $26,802,292 and units of 1,524,500)...........................   33,152,935
         Receivable for collective investments sold....................................................    1,366,874
                                                                                                       --------------
                  Total assets.........................................................................  167,131,554
                                                                                                       --------------
                                                      Liabilities
         Payable for portfolio units redeemed..........................................................    1,366,874
                                                                                                       --------------
                  Total liabilities....................................................................    1,366,874
                                                                                                       --------------
Net assets (equivalent to $21.49 per unit based on 7,712,461 units outstanding)........................ $165,764,680
                                                                                                       ==============

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                            Statement of Operations
                                   Unaudited

                                                                                                           For the       For the
                                                                                                           period        period
                                                                                                          April 1,     January 1,
                                                                                                           2005 to       2005 to
                                                                                                          June 30,      June 30,
                                                                                                            2005          2005
                                                                                                       ---------------------------
Investment income......................................................................................  $        -    $        -
                                                                                                       ------------- -------------
Net realized and unrealized gain (loss) on collective investment funds:
         Net realized gain.............................................................................   1,185,515     1,596,079
         Change in net unrealized appreciation (depreciation)..........................................   1,843,755      (934,705)
                                                                                                       ------------- -------------
                  Net realized and unrealized gain.....................................................   3,029,270       661,374
                                                                                                       ------------- -------------
Net increase in net assets resulting from operations...................................................  $3,029,270    $  661,374
                                                                                                       ============= =============

                         The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                                          For the      For the
                                                                                                           period       period
                                                                                                          April 1,    January 1,
                                                                                                           2005 to      2005 to
                                                                                                          June 30,     June 30,
                                                                                                            2005         2005
                                                                                                       ------------- -------------
From operations
         Net investment income.........................................................................$          -  $          -
         Net realized gain on investments..............................................................   1,185,515     1,596,079
         Change in net unrealized appreciation (depreciation)..........................................   1,843,755      (934,705)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from operations.................................   3,029,270       661,374
                                                                                                       ------------- -------------
From unitholder transactions
         Proceeds from units issued....................................................................   7,395,251    18,014,704
         Cost of units redeemed........................................................................  (2,384,971)   (3,663,144)
                                                                                                       ------------- -------------
                  Net increase in net assets resulting from unitholder transactions....................   5,010,280    14,351,560
                                                                                                       ------------- -------------

                  Net increase in net assets...........................................................   8,039,550    15,012,934
Net Assets
         Beginning of period........................................................................... 157,725,130   150,751,746
                                                                                                       ------------- -------------
         End of period.................................................................................$165,764,680  $165,764,680
                                                                                                       ============= =============

Number of units
         Outstanding-beginning of period...............................................................   7,476,424     7,033,101
                  Issued...............................................................................     348,094       851,070
                  Redeemed.............................................................................    (112,057)     (171,710)
                                                                                                       ------------- -------------
         Outstanding-end of period.....................................................................   7,712,461     7,712,461
                                                                                                       ============= =============


                         The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                                          For the        For the
                                                                                                          period         period
                                                                                                         April 1,      January 1,
                                                                                                          2005 to        2005 to
                                                                                                         June 30,       June 30,
                                                                                                           2005           2005
                                                                                                       ------------- -------------
Investment income+.....................................................................................     $0.00         $0.00
Net expenses(+)++......................................................................................      0.00          0.00
                                                                                                       ------------- -------------

Net investment income..................................................................................      0.00          0.00
Net realized and unrealized gain.......................................................................      0.39          0.06
                                                                                                       ------------- -------------
Net increase in unit value.............................................................................      0.39          0.06
Net asset value at beginning of period.................................................................     21.10         21.43
                                                                                                       ------------- -------------
Net asset value at end of period.......................................................................    $21.49        $21.49
                                                                                                       ============= =============

Ratio of net expenses to average net assets*++.........................................................     0.00%         0.00%
Ratio of net investment income to average net assets*..................................................     0.00%         0.00%
Portfolio turnover**+++................................................................................        3%            5%
Total return**.........................................................................................     1.85%         0.28%
Net assets at end of period (in thousands).............................................................  $165,765      $165,765

________________
*       Annualized.
**      Not annualized.
+       Calculations prepared using the daily average number of units outstanding during the period.
++      Net expenses includes only those expenses charged directly to the
        Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++     Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

                         The accompanying notes are an integral part of these unaudited financial statements.

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

              Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of June 30, 2005, 39.0% of the Fund's net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

              Index Equity Fund--replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund's investible assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund's financial statements are available from State Street Bank upon request.

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

              Large-Cap Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of June 30, 2005, 31.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

              Large-Cap Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of June 30, 2005, 23.8% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.


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

        American Bar Association Members/State Street Collective Trust

2.    Summary of Significant Accounting Policies

       The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2004 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with these Notes to the Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of June 30, 2005 and the results of each of their operations, the changes in each of their net assets and certain financial data for the six-month period ended June 30, 2005.

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

           The Financial Accounting Standards Board ("FASB") is reviewing whether contract value accounting should continue to be applicable to investment contracts held by certain pooled investment vehicles such as SAFT. The timing and results of this review cannot be predicted. If it is ultimately determined that contract value accounting is no longer appropriate for the investment contracts held by SAFT, such contracts would presumably be subject to valuation at market, and SAFT, and hence SARF, would no longer be able to maintain a stable net asset value and crediting rates, as described above. For example, the reported fair value of the fixed-income investment portfolio covered by one or more "wrapper" agreements would be expected to more closely conform to the current fair value of the underlying fixed-income investments.

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

       At June 30, 2005, the Intermediate Bond Fund held the following futures contracts:


                                                                                                                      Unrealized
                                                                                                                     Appreciation
Futures Contracts                             Number of Contracts      Notional Cost       Settlement Month         (Depreciation)
-----------------                             -------------------      ----------------    ----------------        -----------------
Long
----
Eurodollar Futures.........................            358             $     86,097,688        December 2005       $    (150,837)
Eurodollar Futures.........................            277                   66,516,425           March 2006             (29,500)
Eurodollar Futures.........................             78                   18,726,825        December 2006             (15,600)
Germany Federal Republic Bonds........                  32                    4,748,805       September 2005               32,521
UK Treasury Bonds..........................              8                    1,630,830       September 2005                6,597
U.S. Treasury Notes 5 Year.................            364                   39,689,766       September 2005             (53,579)
                                                                                                                   -----------------
                                                                                                                        (210,398)
                                                                                                                   -----------------
Short
-----
U.S Treasury Bonds.........................            (2)                     (232,672)      September 2005              (4,828)
                                                                                                                   -----------------
                                                                                                                   $    (215,226)
                                                                                                                   =================

       H.    Forward Foreign Currency Contracts

       The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values. As of June 30, 2005, the Intermediate Bond Fund held the following forward foreign currency contracts:


                                                                                                                 Unrealized
                                               Principal Amount                              Settlement         Appreciation
Type                    Currency              Covered by Contract     US Dollar Cost             Date          (Depreciation)
----                    ---------------       -------------------     --------------     ----------------      --------------
Bought..........        Euro                  $           187,000     $       226,162             7/26/05      $          276
Sold............        Euro                            2,808,000           3,401,274             7/26/05               1,071
Sold............        Euro                            2,808,000           3,397,315             7/26/05             (2,889)
Bought..........        Japanese Yen                  466,000,000           4,268,189             7/01/05            (66,192)
Sold............        Japanese Yen                  407,928,000           3,731,145             7/01/05              52,800
Bought..........        Pound Sterling                    174,000             316,416             7/19/05             (4,701)
Sold............        Pound Sterling                    208,000             372,074             7/19/05               (550)
                                                                                                               --------------
                                                                                                               $    (20,185)
                                                                                                               --------------

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

       At June 30, 2005, the Intermediate Bond Fund held the following interest rate swap contracts:


                                                                            Rate Type
                                                           ----------------------------------------
                                                                                                        Unrealized
 Notional                 Swap             Termination                                                 Appreciation
  Amount              Counterparty             Date             Floating Rate         Fixed Rate      (Depreciation)
--------------    --------------------     -----------        ------------------      ----------    -------------------
 8,000,000 GBP    Barclays Capital (a)       9/15/2010        6 Month GBP LIBOR          5.00%         $   131,097
 4,000,000 GBP    Barclays Capital (b)      12/15/2034        6 Month GBP LIBOR          5.00%            (66,302)
 3,600,000 EUR    Barclays Capital (b)      12/15/2014        6 Month EURO LIBOR         4.00%            (33,001)
 1,900,000 USD    Citigroup (a)             12/15/2025        3 Month USD LIBOR          5.00%               6,045
 8,000,000 USD    Goldman Sachs (a)          9/15/2005        3 Month USD LIBOR          3.25%              24,798
26,700,000 USD    Lehman Brothers (b)       12/15/2010        3 Month USD LIBOR          4.00%            (33,890)
24,400,000 USD    Lehman Brothers (a)       12/15/2015        3 Month USD LIBOR          5.00%              94,939
 6,800,000 EUR    UBS (b)                    6/16/2014        6 Month EURO LIBOR         5.00%           (380,316)
                                                                                                    -------------------
                                                                                                       $ (256,630)
                                                                                                    ===================

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

       A summary of the written put options and swaptions for the six-month period ended June 30, 2005 is as follows:


Written Put Option/Swaption Contracts                                          Number of Contracts     Premium
                                                                         ---------------------------------------------
Outstanding, beginning of year.......................................                13,274       $     146,112
                                                                         =============================================
Options written......................................................                   291             112,649
Options exercised....................................................                    --                  --
Options expired......................................................                 (565)           (223,791)
Options closed.......................................................                    --                  --
                                                                         ---------------------------------------------
Outstanding, end of period...........................................                13,000       $      34,970
                                                                         =============================================

       At June 30, 2005, the Fund held the following written put swaptions contract:

Security                                                                         Contracts               Appreciation
--------                                                                         ---------               ------------
Pay fixed 6.50%, receive LIBOR, commencing March 7, 2006.............              13,000                $    34,970

       A summary of the written call options and swaptions for the six-month period ended June 30, 2005 is as follows:

Written Call Option/Swaption Contracts                                       Number of Contracts           Premium
                                                                         ---------------------------------------------
Outstanding, beginning of year.......................................                13,304       $     156,303
                                                                         =============================================
Options written......................................................                   386             136,603
Options exercised....................................................                    --                  --
Options expired......................................................                 (690)             (257,026)
Options closed.......................................................                    --                  --
                                                                         ---------------------------------------------
Outstanding, end of period...........................................                13,000       $      35,880
                                                                         =============================================

       At June 30, 2005, the Fund held the following written call swaptions contract:

Security                                                                         Contracts               Appreciation
--------                                                                         ---------               ------------
Pay fixed 4.50%, receive LIBOR, commencing March 7, 2006.............              13,000                $      13,577

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

           A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor's contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during the six-month year to date fees are shown on the next page. Fee rate ranges are as follows:


                                                                                                 Fee Rate Range
Investment Advisor                                                                              Highest to Lowest
------------------                                                                              -----------------
Alliance Capital Management L.P. (Large-Cap Value Equity).................................         .50% to .15%
Ariel Capital Management (Mid-Cap Value Equity)...........................................         .75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap
Equity and Balanced)**....................................................................         .50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity).........................         .75% to .60%
Pacific Investment Management Company LLC (Intermediate Bond).............................         .50% to .25%
Philadelphia International Advisors LP (International Equity).............................         .75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity)......................................         .70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity).......................................         .85% to .45%
Turner Investment Partners (Mid-Cap Growth Equity)........................................         .65% to .55%
Wellington Management Company LLP (Small-Cap Equity) .....................................         .90% to .70%

*     Subject to a 5% reduction based on aggregate fees.
** Effective July 1, 2005, Capital Guardian Trust Company ceased serving as an Investment Advisor to Small-Cap Equity Fund (See Note 7).

        American Bar Association Members/State Street Collective Trust


                                                                                              Fees for the
                                                                                         Six-Month Period Ended
Investment Advisor                                                                            June 30, 2005
------------------                                                                       ----------------------
Alliance Capital Management L.P. (Large-Cap Value Equity).......................                $  366,632
Ariel Capital Management (Mid-Cap Value Equity).................................                   172,037
Capital Guardian Trust Company (Balanced).......................................                   321,818
Capital Guardian Trust Company (Large-Cap Growth Equity)........................                   287,288
Capital Guardian Trust Company (Small-Cap Equity)...............................                   159,554
J.P. Morgan Fleming Asset Management Limited (International Equity).............                   294,194
Pacific Investment Management Company LLC (Intermediate Bond)...................                   611,057
Philadelphia International Advisors LP (International Equity)...................                   209,287
RCM Capital Management LLC (Large-Cap Growth Equity)............................                   432,918
Smith Asset Management Group, LP (Small-Cap Equity).............................                   243,026
Turner Investment Partners (Mid-Cap Growth Equity)..............................                   219,456
Wellington Management Company LLP (Small-Cap Equity)............................                   378,788

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

           The ABRA Program fee is based on the value of Program assets and the following annual fee rates:

                                              Rate for the Year Ending
Value of Program Assets                           December 31, 2005
-----------------------------------    ------------------------------------
First $500 million                                      .075%
Next $850 million                                       .065%
Next $1.15 billion                                      .035%
Next $1.5 billion                                       .025%
Over $4.0 billion                                       .015%

       ABRA received Program fees of $815,271 for the six-month period ended June 30, 2005. These fees are allocated to each Fund based on net asset value.

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

       A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the six-month period ended June 30, 2005 totaled $16,533 and is allocated to each Fund based on net asset value.

       Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Collective Trust to a non-interest bearing account with State Street Bank. No separate fee is charged for processing benefit payments. Rather, State Street

        American Bar Association Members/State Street Collective Trust

Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank's fees under the Program. The Program fee paid to State Street Bank reflects a $300,000 annual reduction for earnings estimated to be attributable to outstanding benefit checks for 2005.

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

Value of Assets in all Funds                                           Rate
------------------------------------------------------------     ---------------

First $1.0 billion  (January 1, 2005 through March 31, 2005)          .1560%
First $1.0 billion  (beginning April 1, 2005)                         .1835%
Next $1.8 billion                                                     .0580%
Over $2.8 billion                                                     .0250%

       State Street Bank received program fees of $5,084,445 for the six-month period ended June 30, 2005 and trustee, management and administration fees which aggregated $1,478,693 for the six-month period ended June 30, 2005. These fees are allocated to each Fund based on net asset value.

       The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4.    Purchases and Sales of Securities

       The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:


                                                                      Six-Month Period Ended June 30, 2005
                                                                     ----------------------------------------
                                                                          Purchases              Sales
                                                                     -------------------    -----------------
Balanced Fund.................................................       $     48,941,625       $      44,585,138
Index Equity Fund.............................................             26,437,837              11,159,384
Intermediate Bond Fund........................................             26,109,997              24,499,255
International Equity Fund.....................................             50,455,101              25,217,258
Large-Cap Growth Equity Fund..................................            143,263,697             174,776,949
Large-Cap Value Equity Fund...................................             55,254,524              34,643,684
Mid-Cap Growth Equity Fund....................................             53,979,855              48,655,935
Mid-Cap Value Equity Fund.....................................             20,131,610               7,724,990
Small-Cap Equity Fund.........................................             88,627,070             106,688,608
Stable Asset Return Fund......................................                     --                      --

Conservative Structured Portfolio Service.....................             10,346,324               5,019,091
Moderate Structured Portfolio Service.........................             41,597,942              17,820,442
Aggressive Structured Portfolio Service.......................             22,564,399               8,212,839

        American Bar Association Members/State Street Collective Trust

       The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                     Six-Month Period Ended June 30, 2005
                                   --------------------------------------------
                                      Purchases                    Sales
                                   ----------------------    ------------------
Intermediate Bond Fund             $   677,236,748           $      557,965,507


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

        American Bar Association Members/State Street Collective Trust

       At June 30, 2005, the Funds' market value of securities on loan and collateral received for securities loaned was as follows:


                                                           Market Value of
Fund                                                      Loaned Securities           Collateral Value
----                                                  ---------------------       --------------------
Balanced*.....................................         $        19,927,365         $        20,531,690
Intermediate Bond.............................                   2,152,244                   2,186,765
International Equity..........................                  23,861,555                  24,994,956
Large-Cap Growth Equity ......................                  24,879,684                  25,604,566
Large-Cap Value Equity........................                  13,031,310                  13,411,004
Mid-Cap Growth Equity.........................                  11,472,133                  11,784,869
Mid-Cap Value Equity..........................                   2,722,607                   2,811,300
Small-Cap Equity*.............................                  60,425,124                  62,380,132

* Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at June 30, 2005 were in the form of U.S. Government Treasury Obligations in amounts as follows:

                                                              Non-Cash
Fund                                                      Collateral Value
----                                                      ----------------
Balanced...........................................       $     222,583
Small-Cap Equity ..................................               3,675

      Non-cash collateral received for securities on loan are held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7.    Changes to Small-Cap Equity Fund

       Effective July 1, 2005, the assets of the Small-Cap Equity Fund were allocated into three portions, two of which are actively managed with the advice of, respectively, Wellington Management and Smith Group. The third portion consists of the remainder of the Fund's assets and is expected to be invested to replicate the Russell 2000 Index. Capital Guardian ceased serving as an Investment Advisor to the Fund.

       State Street Bank serves as Investment Advisor to the indexed portion of the Fund's assets. The assets of this portion of the Fund are invested through the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank.

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

       For the quarter ended June 30, 2005, the Stable Asset Return Fund experienced an annualized return, net of expenses, of 3.35%. By comparison, the Ryan Labs Three Year GIC Index and the Money Fund Report "Tier One" Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 2.97% for the same period. For the six months ended June 30, 2005, the Fund experienced an annualized return, net of expenses, of 3.27%, compared to an investment record of 2.92% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Stable Asset Return Fund outperformed the combination benchmark on an annualized basis by 38 basis points net of fees for the quarter ended June 30, 2005. During the quarter, the portfolio maintained an average allocation of 30% money market and 70% investment contracts. On an annualized basis, the money market portion of the portfolio outperformed the Money Fund Report "Tier One" Money Market Fund benchmark by 45 basis points, contributing approximately 14 basis points to the Fund's outperformance, while the investment contract portion of the portfolio also outperformed the Ryan Labs Three Year GIC Index, adding approximately 24 basis points to the Fund's annualized outperformance.

       The money market portfolio was structured in anticipation of the Federal Funds rate increases that occurred on May 3 and June 30, 2005. While the majority of fixed rate securities was invested monthly after each Federal Reserve meeting, the remainder was invested in securities with longer maturities. Floating rate securities continued to be purchased throughout the quarter, increasing from 52.8% of the money market portfolio on March 31, 2005 to 59.7% on June 30, 2005. The weighted average maturity declined by one day, from 43 days on March 31, 2005 to 42 days on June 30, 2005.

       The Stable Asset Return Fund outperformed the combination benchmark for the six month period ended June 30, 2005 on an annualized basis by 35 basis points net of fees. On an annualized basis, the money market portion of the portfolio outperformed the Money Fund Report "Tier One" Money Market Fund Average benchmark by 51 basis points, contributing approximately 15 basis points to the Fund's outperformance, while the investment contract portion of the portfolio also outperformed the Ryan Labs Three Year GIC Index, adding an additional 20 basis points to the Fund's annualized outperformance.

       Throughout the period, the portfolio managed reinvestment risk with Federal Funds rate increases. Floating rate securities and shorter maturing bonds contributed to the portfolio's outperformance by allowing reinvestment at higher rates as the Federal Funds rate moved. Home equity and commercial mortgage backed securities added to the investment contract portion of the portfolio's outperformance for the first and second quarters, providing both diversification and yield enhancement. Further, investments in the portfolio had a weighted average duration of approximately four years, compared to the three-year maximum duration of instruments comprising the Ryan Labs Three-Year GIC Index. This focus on longer duration investments added to outperformance, although this contribution is diminishing when compared to the impact in 2004.

Intermediate Bond Fund

       The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

       For the quarter ended June 30, 2005, the Intermediate Bond Fund experienced a total return, net of expenses, of 2.93%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 3.01% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of 2.61%, compared to an investment record of 2.51% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2005. Certain interest rate strategies and an above benchmark duration contributed to performance. The portfolio's emphasis on mortgage-backed securities which outpaced Treasuries of similar duration in the second quarter, and Federal National Mortgage Association and Federal Home Loan Mortgage Corp. mortgages, which outperformed comparable Government National Mortgage Association securities during the quarter, contributed to performance. Coupon and security selection and the portfolio's underweight to investment grade credit further contributed to performance. Diversifying outside the U.S. via exposure to short maturity European debt helped returns as European debt outperformed U.S. debt.

       In the government sector, an allocation to Treasury Inflation Protection Bonds detracted from returns as nominal yields fell more than real yields. Municipal bonds also detracted from returns.

       The Intermediate Bond Fund outperformed the Lehman Brothers Aggregate Bond Index for the six month period ended June 30, 2005. Interest rate strategies both aided and detracted from performance during the six month period. A modest above index duration position throughout much of the six month period contributed to relative returns as intermediate yields declined. Increased exposure to, and coupon selection in, the mortgage sector and underweighting corporate securities contributed to returns during the six month period. Diversifying outside the U.S. via exposure to European issuers continued to benefit the portfolio amid concerns about a slowing economy and slower political integration in Europe following the rejection of the European Constitution in France and the Netherlands. However, municipal bonds and exposure to the Japanese Yen detracted from returns for the six month period.

Balanced Fund

       The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

       For the quarter ended June 30, 2005, the Balanced Fund experienced a total return, net of expenses, of 2.10%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 2.45% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of 0.23%, compared to an investment record of 1.11% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

       The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the quarter ended June 30, 2005. Poor stock selection in the information technology and financial sectors detracted from the portfolio's performance due in large part to the portfolio's holdings in International Business Machines Corporation, Qualcomm Incorporated, KLA-Tencor Corporation and Lincare Holdings Inc. Results were helped by the portfolio's investment in pharmaceutical stocks, such as Allergan, Inc., AstraZeneca PLC, Forest Laboratories, Inc., Eli Lilly and Company and Amerisource Bergen Corporation, and in integrated oil and oil services companies, such as Royal Dutch Petroleum Co. and Schlumberger Limited.

       The fixed income portion of the Balanced Fund, which is advised by Pacific Investment Management Company LLC and is invested through the Intermediate Bond Fund, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2005. Certain interest rate strategies and an above benchmark duration contributed to performance. The portfolio's emphasis on mortgage-backed securities which outpaced Treasuries of similar duration in the second quarter, and Federal National Mortgage Association and Federal Home Loan Mortgage Corp. mortgages, which outperformed comparable Government National Mortgage Association securities during the quarter, contributed to performance. Coupon and security selection and the portfolio's underweight to investment grade credit further contributed to performance. Diversifying outside the U.S. via exposure to short maturity European debt helped returns as European debt outperformed U.S. debt.

       In the government sector, an allocation to Treasury Inflation Protection Bonds detracted from returns as nominal yields fell more than real yields. Municipal bonds also detracted from returns.

       The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the six month period ended June 30, 2005. While the portfolio's overweight in the healthcare sector and underweight in the financials and consumer discretionary sectors relative to the benchmark contributed to performance, stock selection within these sectors was the top detractor from performance for the period. In particular, certain of the portfolio's holdings in the financial sector, specifically Federal National Mortgage Association, JP Morgan Chase & Co. and Federal Home Loan Mortgage Corp., and in the consumer discretionary sector, specifically eBay Inc. and Time Warner Inc., detracted from performance. Within the portfolio, an overweight and stock selection within the energy sector was the chief contributor to performance for the period.

       The fixed income portion of the Balanced Fund, which is advised by Pacific Investment Management Company LLC and is invested through the Intermediate Bond Fund, outperformed the Lehman Brothers Aggregate Bond Index for the six month period ended June 30, 2005. A modest above index duration position throughout much of the six month period contributed to relative returns as intermediate yields declined. Increased exposure to, and coupon selection in, the mortgage sector and underweighting corporate securities further contributed to returns during the six month period. Diversifying outside the U.S. via exposure to European issuers continued to benefit the portfolio. However, municipal bonds and exposure to the Japanese Yen detracted from returns for the six month period.


Large-Cap Value Equity Fund

       The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion that in the opinion of State Street and the Fund's Investment Advisor are undervalued in the marketplace. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

       For the quarter ended June 30, 2005, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 1.82%. By comparison, the Russell 1000 Value Index produced an investment record of 1.67% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of 1.32%, compared to an investment record of 1.76% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital Management L.P., underperformed the Russell 1000 Value Index for the quarter ended June 30, 2005. This portion of the portfolio modestly outperformed the benchmark for the quarter before fees. Although the technology sector as a whole lagged the market, stock selection within the sector was the largest contributor to the portfolio's performance for the quarter. Most notable were positions in Tellabs, Inc., Corning Incorporated and ADC

Telecommunications, Inc. A modest underweight of the energy sector, as well as stock selection within the sector, also helped results. The portfolio's exposure to Occidental Petroleum Corp., ConocoPhillips Co., GlobalSantaFe Corporation, Noble Energy, Inc. and Diamond Offshore Drilling, Inc. contributed to performance. Investments within the financial sector detracted from relative performance, particularly the portfolio's holdings in Wachovia Corp. and Goldman Sachs Group, Inc.

       The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended June 30, 2005 was consistent with the Russell 1000 Value Index after taking into account expenses.

       The actively managed portion of the Large-Cap Value Equity Fund underperformed the Russell 1000 Value Index for the six month period ended June 30, 2005. However, before fees, the portfolio's performance was consistent with the benchmark for the period. Although the technology sector as a whole lagged the market, stock selection within the sector was the largest contributor to the portfolio's performance for the six month period. The portfolio's position in Corning Incorporated was a notable contributor to performance. An underweight of International Business Machines Corporation also helped results. Investments within the industrial resources sector diminished returns, particularly the portfolio's holding in United States Steel Corporation.

       The performance of the indexed portion of the Large-Cap Value Equity Fund for the six month period ended June 30, 2005 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

       The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33- (1)/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

       For the quarter ended June 30, 2005, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 2.77%. By comparison, the Russell 1000 Growth Index produced an investment record of 2.46% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of (1.43)%, compared to an investment record of (1.72)% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended June 30, 2005. Poor stock selection in the information technology and financial sectors detracted from the portfolio's performance due in large part to the portfolio's holdings in International Business Machines Corporation, Qualcomm Incorporated, KLA-Tencor Corporation and Lincare Holdings Inc. Results were helped by the portfolio's investment in pharmaceutical stocks, such as Allergan, Inc., AstraZeneca PLC, Forest Laboratories, Inc., Eli Lilly and Company and Amerisource Bergen Corporation, and in integrated oil and oil services companies, such as Royal Dutch Petroleum Co. and Schlumberger Limited.

       The other actively managed portion of the Large-Cap Growth Equity Fund, which is advised by RCM Capital Management LLC, outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2005. Stock selection within Internet software & services, biotechnology and retailing sectors helped performance for the quarter. Stock selection within diversified financials, communications equipment and transportation sectors detracted from returns.

       The performance of the indexed portion of the Fund for the quarter ended June 30, 2005 was consistent with the Russell 1000 Growth Index after taking into account expenses.

       The actively managed portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the six month period ended June 30, 2005. While the portfolio's overweight in the healthcare sector and underweight in the financials and consumer discretionary sectors relative to the benchmark contributed to performance, stock selection within these sectors was the top detractor from returns for the period. In particular, certain of the portfolio's holdings in the financial sector, specifically Federal National Mortgage Association, JP Morgan Chase & Co. and Federal Home Loan Mortgage Corp., and in the consumer discretionary sector, specifically eBay Inc. and Time Warner Inc., detracted from performance. Within the portfolio, an overweight and stock selection within the energy sector was the chief contributor to performance for the period.

       The other actively managed portion of the Large-Cap Growth Equity Fund, which is advised by RCM Capital Management LLC, outperformed the Russell 1000 Growth Index for the six month period ended June 30, 2005. Stock selection within the Internet software & services, computers & peripherals and retailing sectors helped performance for the six month period, while stock selection within the biotechnology, consumer services and capital goods sectors detracted from returns. Industry strategy for the period detracted from performance. An overweight in the energy and food & drug retailing sectors and underweight in the computers & peripherals and insurance sectors aided returns for the period. The portfolio's overweight in the Internet software & services and transportation sectors and its underweight in the healthcare providers & services and pharmaceuticals sectors detracted from performance.

       The performance of the indexed portion of the Fund for the six month period ended June 30, 2005, was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

       The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

       For the quarter ended June 30, 2005, the Index Equity Fund experienced a total return, net of expenses, of 2.14%. By comparison, the Russell 3000 Index produced an investment record of 2.24% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of (0.20)%, compared to an investment record of (0.01)% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The performance of the Index Equity Fund for the quarter was consistent with the Russell 3000 Index after taking into account expenses.

       The performance of the Index Equity Fund for the six month period was consistent with the Russell 3000 Index after taking into account expenses.

Mid-Cap Value Equity Fund

       The Mid-Cap Value Equity Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to be broadly diversified and emphasizes sectors and securities that State Street and the Fund's Investment Advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to outperform over extended periods of time, broad measures of the domestic stock market.

       For the quarter ended June 30, 2005, the Mid-Cap Value Equity Fund, which is advised by Ariel Capital Management, LLC, experienced a total return, net of expenses, of 2.49%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 4.70% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of 0.01%, compared to an investment record of 5.51% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the quarter ended June 30, 2005. The portfolio's underweight in oil and energy related stocks detracted from performance. The portfolio's holdings in large city newspaper companies, such as the Tribune Company and The McClatchy Company, also detracted from returns for the quarter.

       The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the six month period ended June 30, 2005. The portfolio's underweight in energy related concerns detracted from performance for the six month period.

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

       For the quarter ended June 30, 2005, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of 3.38%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 3.43% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of 0.96%, compared to an investment record of 1.70% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Mid-Cap Growth Equity Fund slightly underperformed the Russell Mid-Cap Growth Index for the quarter ended June 30, 2005. The portfolio's holdings in the consumer discretionary sector, such as Chico's FAS, Inc., Urban Outfitters, Inc., Coach, Inc., Nordstrom, Inc. and Bed Bath & Beyond, Inc., and in the materials and processing sector, such as Avery Dennison Corporation, American Standard Companies Inc. and Ball Corporation, contributed to performance. Performance in the consumer sector also benefited from the gaming and gaming related holdings, such as MGM Mirage, Scientific Games Corporation, and WMS Industries Inc.

       Investments in the healthcare and technology sectors detracted from returns during the quarter. Specifically, holdings in the Patterson Companies, Inc., Comverse Technology, Inc. and Apple Computer, Inc. detracted from performance.

       The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the six month period ended June 30, 2005. Investments in the consumer discretionary and utility sectors contributed the most to performance versus the benchmark while the majority of the relative underperformance was attributable to the portfolio's holdings in the healthcare sector, such as Eyetech Pharmaceuticals, Inc., The Medicines Company and Elan Corporation, PLC.

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

       For the quarter ended June 30, 2005, the Small-Cap Equity Fund experienced a total return, net of expenses, of 3.97%. By comparison, the Russell 2000 Index produced an investment record of 4.32% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of (0.36)%, compared to an investment record of (1.25)% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company underperformed the Russell 2000 Index for the quarter ended June 30, 2005. Holdings in the consumer discretionary sector detracted from returns, as did poor stock selection and an overweight position in the technology sector. Holdings in small banks, REITs, industrial products, biotechnology and other healthcare related stocks contributed to performance, particularly Vicuron Pharmaceuticals Inc. and Renovis Inc. in the healthcare sector.

       The portion of the Small-Cap Equity Fund advised by Wellington Management Company, LLP outperformed the Russell 2000 Index for the quarter ended June 30, 2005. Relative performance in the telecommunications sector was strong in the second quarter, facilitated by performance of wireless carriers Dobson Communications Corporation and UbiquiTel Inc. The portfolio's investment in the information technology sector trailed the benchmark during the quarter, but stock selection in the sector remains a consistent source of returns. The financials and software sectors were also an area of relative strength during the second quarter. However, the portfolio's holdings in the energy and materials sectors detracted from relative performance.

       The portion of the Small-Cap Equity Fund advised by Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the quarter ended June 30, 2005. Relative performance during the quarter was driven by above benchmark stock selection within the information technology, materials, and industrial sectors. An overweight position in information technology stocks, an underweight in financial stocks and below benchmark stock selection in energy, consumer staples and financials detracted from performance. In addition, the portfolio does not invest in publicly traded REITs which adversely impacted relative performance versus the benchmark for the quarter.

       The portion of the Small-Cap Equity Fund advised by Capital Guardian Trust Company underperformed the Russell 2000 Index for the six month period ended June 30, 2005. Stock selection in the financials, consumer discretionary, healthcare and utilities sectors contributed to performance. The notable names in these sectors were Beazer Homes USA, Inc., Orient-Express Hotels Ltd., and Jarden Corporation (Consumer Discretionary), Vicuron Pharmaceuticals Inc. (Healthcare), CMS Energy Corporation (Utilities), and Zenith National Insurance Corp. and

Trammell Crow Company (Financials). The largest detractors to relative and absolute returns for six month period were positions in the information technology and industrials sectors.

       The portion of the Small-Cap Equity Fund advised by Wellington Management Company, LLP outperformed the Russell 2000 Index for the six month period ended June 30, 2005. The portfolio's position in the financial sector contributed to relative returns due to strong security selection, most notably within the banking industry. The information technology sector was weak as a whole but the portfolio fell significantly less than the benchmark. Investments in the consumers discretionary sector also aided relative results. The industrials and energy sectors detracted from relative performance for the six month period.

       The portion of the Small-Cap Equity Fund advised by Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the six month period ended June 30, 2005. Relative outperformance was primarily generated by stock selection in the consumer discretionary, healthcare and technology sectors.

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

       For the quarter ended June 30, 2005, the International Equity Fund experienced a total return, net of expenses, of (0.59)%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") produced an investment record of (0.24)% for the same period. For the six months ended June 30, 2005, the Fund experienced a total return, net of expenses, of (0.56)%, compared to an investment record of 0.01% for the MSCI AC World Ex-U.S. Index for the same period. The MSCI
AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The portion of the International Equity Fund advised by JPMorgan Fleming Asset Management (London) Limited outperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2005. Stock selection in the areas of consumer staples and information technology were the primary contributors to the outperformance. Overweight positions in Allied Domecq PLC and Fomento Economico Mexicano SA de CV in consumer staples and in Ericsson LM Telephone CO and SAP AG in the technology sector were positive for relative performance. A portion of those gains were offset by a lack of exposure to Royal Dutch Petroleum Co. in the energy sector and overweight positions in Adecco SA and Cie de Saint-Gobain in the industrials sector.

       The portion of the International Equity Fund advised by Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30,

2005. Stock selection within the Spanish and Japanese markets contributed to relative performance but relative returns were offset by the underperformance of holdings in the United Kingdom, Australian and Dutch markets. Performance in the technology, financials and energy sectors offset the negative contribution from the industrials and consumer discretionary sectors. The portfolio's underweight position in emerging markets detracted from relative performance as emerging markets solidly outperformed developed countries, although individual stock selection was positive.

       The portion of the International Equity Fund advised by JPMorgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the six month period ended June 30, 2005. Stock selection in the materials and information technology sectors were net contributors to performance due to holdings such as Cia Vale do Rio Doce, BHP Billiton Limited, Posco, Nortel Networks Corporation and SAP AG. In contrast, stock selection in the energy and industrials sectors detracted from performance. Lack of exposure to Royal Dutch Petroleum Co. and BP p.l.c. undermined performance in the energy sector.

       The portion of the International Equity Fund advised by Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the six month period ended June 30, 2005. Strong stock selection in financials and information technology were offset by poor stock selection in the consumer staples, materials and telecom sectors and within the United Kingdom and Swiss markets. The portfolio's underweight in emerging markets, which performed well, also contributed to the underperformance for the six month period.

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

       For the quarter ended June 30, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of 1.88% for the Conservative Portfolio, 1.92% for the Moderate Portfolio and 1.88% for the Aggressive Portfolio.

       For the six month period ended June 30, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of 1.37% for the Conservative Portfolio, 0.88% for the Moderate Portfolio and 0.27% for the Aggressive Portfolio.

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

Item 4. CONTROLS AND PROCEDURES.

      Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2005.

      Internal Control Over Financial Reporting: No change in the Collective Trust's internal control over financial reporting occurred during the Collective Trust's last fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Collective Trust's internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the quarter ended June 30, 2005, the Collective Trust issued an aggregate of approximately $157,000,000 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.

Item 6. EXHIBITS

3.9* American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund.

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



                                          AMERICAN BAR ASSOCIATION MEMBERS/
                                          STATE STREET COLLECTIVE TRUST


August 9, 2005                            By:   /s/ James S. Phalen
                                                --------------------------------
                                                Name:  James S. Phalen
                                                Title: Chief Executive Officer



August 9, 2005                            By:    /s/ Beth M. Halberstadt
                                                 -------------------------------
                                                 Name:  Beth M. Halberstadt
                                                 Title: Chief Financial Officer

EXHIBIT INDEX


3.9* American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund.

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