Form 10-Q
period 2005-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2005-11-09
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                        Commission file number 33-50080

                            ----------------------

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
                                                  Yes X    No
                                                      -       -

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                  Yes X    No
                                                      -       -

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                  Yes      No  X
                                                      -        -


TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..............................................................     1

         Item 1. Financial Statements (Unaudited)..........................................     1

         Balanced Fund.....................................................................     1
                  Statement of Assets and Liabilities......................................     1
                  Statement of Operations..................................................     2
                  Statement of Changes in Net Assets.......................................     3
                  Financial Highlights.....................................................     4

         Index Equity Fund.................................................................     5
                  Statement of Assets and Liabilities......................................     5
                  Statement of Operations..................................................     6
                  Statement of Changes in Net Assets.......................................     7
                  Financial Highlights.....................................................     8

         Intermediate Bond Fund............................................................     9
                  Statement of Assets and Liabilities......................................     9
                  Statement of Operations..................................................    10
                  Statement of Changes in Net Assets.......................................    11
                  Financial Highlights.....................................................    12

         International Equity Fund.........................................................    13
                  Statement of Assets and Liabilities......................................    13
                  Statement of Operations..................................................    14
                  Statement of Changes in Net Assets.......................................    15
                  Financial Highlights.....................................................    16

         Large-Cap Growth Equity Fund......................................................    17
                  Statement of Assets and Liabilities......................................    17
                  Statement of Operations..................................................    18
                  Statement of Changes in Net Assets.......................................    19
                  Financial Highlights.....................................................    20

         Large-Cap Value Equity Fund.......................................................    21
                  Statement of Assets and Liabilities......................................    21
                  Statement of Operations..................................................    22
                  Statement of Changes in Net Assets.......................................    23
                  Financial Highlights.....................................................    24

         Mid-Cap Growth Equity Fund........................................................    25
                  Statement of Assets and Liabilities......................................    25
                  Statement of Operations..................................................    26
                  Statement of Changes in Net Assets.......................................    27
                  Financial Highlights.....................................................    28

         Mid-Cap Value Equity Fund.........................................................    29

                  Statement of Assets and Liabilities......................................    29
                  Statement of Operations..................................................    30
                  Statement of Changes in Net Assets.......................................    31
                  Financial Highlights.....................................................    32

         Small-Cap Equity Fund.............................................................    33
                  Statement of Assets and Liabilities......................................    33
                  Statement of Operations..................................................    34
                  Statement of Changes in Net Assets.......................................    35
                  Financial Highlights.....................................................    36

         Stable Asset Return Fund..........................................................    37
                  Statement of Assets and Liabilities......................................    37
                  Statement of Operations..................................................    38
                  Statement of Changes in Net Assets.......................................    39
                  Financial Highlights.....................................................    40

         Structured Portfolio Service - Conservative Portfolio.............................    41
                  Statement of Assets and Liabilities......................................    41
                  Statement of Operations..................................................    42
                  Statement of Changes in Net Assets.......................................    43
                  Financial Highlights.....................................................    44

         Structured Portfolio Service - Moderate Portfolio.................................    45
                  Statement of Assets and Liabilities......................................    45
                  Statement of Operations..................................................    46
                  Statement of Changes in Net Assets.......................................    47
                  Financial Highlights.....................................................    48

         Structured Portfolio Service - Aggressive Portfolio...............................    49
                  Statement of Assets and Liabilities......................................    49
                  Statement of Operations..................................................    50
                  Statement of Changes in Net Assets.......................................    51
                  Financial Highlights.....................................................    52

         Unaudited Notes to Financial Statements...........................................    53

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................................    66

         Item 4. Controls and Procedures...................................................    81

PART II. OTHER INFORMATION.................................................................    82

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...............    82

         Item 6. Exhibits..................................................................    82

SIGNATURES


PART I.  FINANCIAL INFORMATION.

Item 1.  FINANCIAL STATEMENTS (UNAUDITED).


        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $233,497,747) ....................................   $      286,208,928 (a)
  Investments in affiliated issuers, at value (cost $24,016,651) ...............           24,016,651
  Intermediate Bond Fund (cost $169,312,818 and units of 9,332,144) ............          178,512,859
  Cash .........................................................................                  867
  Receivable for investments sold ..............................................            1,744,609
  Dividends and interest receivable ............................................              223,020
                                                                                   ------------------
       Total assets ............................................................          490,706,934
                                                                                   ------------------
                                  Liabilities
  Payable for collateral received on securities loaned .........................           18,207,373
  Payable for investments purchased ............................................            1,072,353
  Payable for fund units redeemed ..............................................              810,998
  Investment advisory fee payable ..............................................              279,343
  State Street Bank and Trust Company--program fee payable .....................               61,997
  Trustee, management and administration fees payable ..........................               19,461
  American Bar Retirement Association--program fee payable .....................               10,382
  Other accruals ...............................................................               30,169
                                                                                   ------------------
       Total liabilities .......................................................           20,492,076
                                                                                   ------------------
Net Assets (equivalent to $78.86 per unit based on 5,962,498
units outstanding) .............................................................   $      470,214,858
                                                                                   ==================


(a) Includes securities on loan with a value of $17,842,542.


             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Dividends (net of foreign tax expense of  $820 and $28,902, respectively) ....   $          978,332    $        3,096,003
  Interest- affiliated issuers .................................................               38,032               132,395
  Securities lending income ....................................................                6,653                17,778
                                                                                   ------------------    ------------------
                Total investment income ........................................            1,023,017             3,246,176
                                                                                   ------------------    ------------------
Expenses
  Investment advisory fee ......................................................              170,553               492,371
  State Street Bank and Trust Company--program fee .............................              192,945               579,138
  American Bar Retirement Association--program fee .............................               31,886                94,011
  Trustee, management and administration fees ..................................               59,910               172,536
  Reports to unitholders .......................................................               11,674                37,470
  Legal and audit fees .........................................................               24,299                61,401
  Compliance consultant fees ...................................................               29,222                60,514
  Registration fees ............................................................                1,578                 5,063
  Other fees ...................................................................                9,999                32,084
                                                                                   ------------------    ------------------
                Total expenses .................................................              532,066             1,534,588
                                                                                   ------------------    ------------------
Net investment income ..........................................................              490,951             1,711,588
                                                                                   ------------------    ------------------
Realized and unrealized gain on:
          Investments ..........................................................            5,561,288            14,373,829
          Intermediate Bond Fund ...............................................              285,189               628,798
                                                                                   ------------------    ------------------
                Net realized gain ..............................................            5,846,477            15,002,627
                                                                                   ------------------    ------------------

          Change in net unrealized appreciation (depreciation) on investments ..            2,886,336            (6,485,400)
                                                                                   ------------------    ------------------

               Net realized and unrealized gain ................................            8,732,813             8,517,227
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $        9,223,764    $       10,228,815
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

        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income ........................................................   $          490,951    $        1,711,588
  Net realized gain ............................................................            5,846,477            15,002,627
  Change in net unrealized appreciation (depreciation) .........................            2,886,336            (6,485,400)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................            9,223,764            10,228,815
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            3,515,541            15,725,056
  Cost of units redeemed .......................................................          (12,653,012)          (31,679,950)
                                                                                   ------------------    ------------------
           Net decrease in net assets resulting from unitholder transactions ...           (9,137,471)          (15,954,894)
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets ...............................               86,293            (5,726,079)
Net Assets
  Beginning of period ..........................................................          470,128,565           475,940,937
                                                                                   ------------------    ------------------
  End of period ................................................................   $      470,214,858    $      470,214,858
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................            6,078,017             6,167,129
     Issued ....................................................................               44,542               204,900
     Redeemed ..................................................................             (160,061)             (409,531)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................            5,962,498             5,962,498
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

        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.17     $             0.53
Net expenses(+)++ ..............................................................                (0.09)                 (0.25)
                                                                                   ------------------     ------------------
Net investment income ..........................................................                 0.08                   0.28
Net realized and unrealized gain (loss) ........................................                 1.43                   1.41
                                                                                   ------------------     ------------------
Net increase in unit value .....................................................                 1.51                   1.69
Net asset value at beginning of period .........................................                77.35                  77.17
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            78.86     $            78.86
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 0.44%                  0.44%
Ratio of net investment income to average net assets* ..........................                 0.41%                  0.49%
Portfolio turnover**+++ ........................................................                    4%                    15%
Total return** .................................................................                 1.95%                  2.19%
Net assets at end of period (in thousands) .....................................   $          470,215     $          470,215


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

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments in affiliated fund, at value:
  State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund
  (cost $374,014,894 and units of 40,879,824)...................................          415,257,252
                                                                                   ------------------
      Total assets .............................................................          415,257,252
                                                                                   ------------------
                                 Liabilities
  Due to custodian .............................................................                4,951
  Payable for fund units redeemed ..............................................              552,121
  State Street Bank and Trust Company--program fee payable .....................               87,427
  Trustee, management and administration fees payable ..........................               27,395
  American Bar Retirement Association--program fee payable .....................               14,057
  Other accruals ...............................................................               42,422
                                                                                   ------------------
      Total liabilities ........................................................              728,373
                                                                                   ------------------
Net Assets (equivalent to $31.31 per unit based on 13,238,477
units outstanding) .............................................................   $      414,528,879
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

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Securities lending income from underlying affiliated fund ....................   $            8,740    $           32,190
                                                                                   ------------------    ------------------
                Total investment income ........................................                8,740                32,190
                                                                                   ------------------    ------------------
Expenses
  State Street Bank and Trust Company--program fee .............................              269,804               792,886
  American Bar Retirement Association--program fee .............................               44,584               128,721
  Trustee, management and administration fees ..................................               83,769               236,429
  Reports to unitholders .......................................................               16,324                51,074
  Legal and audit fees .........................................................               33,975                83,953
  Compliance consultant fees ...................................................               40,858                83,012
  Registration fees ............................................................                2,207                 6,902
  Other fees ...................................................................               13,982                43,731
                                                                                   ------------------    ------------------
                Total expenses .................................................              505,503             1,426,708
                                                                                   ------------------    ------------------
Net investment loss ............................................................             (496,763)           (1,394,518)
                                                                                   ------------------    ------------------
Net realized and unrealized gain (loss) on investments in affiliated fund
           Net realized loss ...................................................             (295,228)           (1,143,203)
           Change in net unrealized appreciation ...............................           16,405,332            17,888,751
                                                                                   ------------------    ------------------

                Net realized and unrealized gain ...............................           16,110,104            16,745,548
                                                                                   ------------------    ------------------
Net increase (decrease) in net assets resulting from operations ................   $       15,613,341    $       15,351,030
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

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment loss ..........................................................   $         (496,763)   $       (1,394,518)
  Net realized loss ............................................................             (295,228)           (1,143,203)
  Change in net unrealized appreciation ........................................           16,405,332            17,888,751
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................           15,613,341            15,351,030
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            4,090,368            30,411,037
  Cost of units redeemed .......................................................           (4,719,980)          (13,405,509)
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets resulting from
           unitholder transactions .............................................             (629,612)           17,005,528
                                                                                   ------------------    ------------------
           Net increase in net assets ..........................................           14,983,729            32,356,558
Net Assets
  Beginning of period ..........................................................          399,545,150           382,172,321
                                                                                   ------------------    ------------------
  End of period ................................................................   $      414,528,879    $      414,528,879
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................           13,257,357            12,655,903
    Issued .....................................................................              132,675             1,026,022
    Redeemed ...................................................................             (151,555)             (443,448)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................           13,238,477            13,238,477
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

        American Bar Association Members/ State Street Collective Trust
                               Index Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income+(a) ..........................................................   $             0.00     $            0.00
Net expenses(+)++ ..............................................................                (0.04)                (0.11)
                                                                                   ------------------     -----------------
Net investment loss ............................................................                (0.04)                (0.11)
Net realized and unrealized gain ...............................................                 1.21                  1.22
                                                                                   ------------------     -----------------
Net increase (decrease) in unit value ..........................................                 1.17                  1.11
Net asset value at beginning of period .........................................                30.14                 30.20
                                                                                   ------------------     -----------------
Net asset value at end of period ...............................................   $            31.31     $           31.31
                                                                                   ==================     =================

Ratio of net expenses to average net assets*++ .................................                 0.49%                 0.48%
Ratio of net investment loss to average net assets* ............................                (0.48)%               (0.47)%
Portfolio turnover**+++ ........................................................                    2%                    5%
Total return** .................................................................                 3.88%                 3.68%
Net assets at end of period (in thousands) .....................................   $          414,529     $         414,529


---------------
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
(a)  Amounts less than $0.005 per unit are rounded to zero.

             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $501,407,060) ....................................   $      499,646,749 (a)
  Investments in affiliated issuers, at value (cost $85,757,442) ...............           85,757,442
  Foreign currency, at value (cost $910,113) ...................................              898,980
  Cash .........................................................................            7,436,661
  Receivable for investments sold ..............................................           31,214,920
  Interest receivable ..........................................................            2,573,883
  Receivable for fund units sold ...............................................            1,707,839
  Swap contracts, at value .....................................................            1,482,503
  Gross unrealized appreciation of forward currency exchange contracts .........              294,478
                                                                                   ------------------
       Total assets ............................................................          631,013,455
                                                                                   ------------------
                                  Liabilities
  Payable for collateral received on securities loaned .........................           85,723,370
  Payable for investments purchased ............................................           67,210,637
  Securities sold short, at value (proceeds received $6,326,484) ...............            6,252,187
  Swap contracts, at value .....................................................            1,739,925
  Payable for futures variation margin .........................................              332,768
  Investment advisory fee payable ..............................................              104,802
  State Street Bank and Trust Company--program fee payable .....................               99,801
  Payable for fund units redeemed ..............................................               83,949
  Trustee, management and administration fees payable ..........................               31,300
  American Bar Retirement Association--program fee payable .....................               16,692
  Other accruals ...............................................................               48,263
                                                                                   ------------------
       Total liabilities .......................................................          161,643,694
                                                                                   ------------------
Net Assets (equivalent to $19.12 per unit based on 24,543,230
units outstanding) .............................................................   $      469,369,761
                                                                                   ==================


(a) Includes securities on loan with a value of $83,797,699.

             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                            Statement of Operations
                                   Unaudited

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Dividends ....................................................................   $           42,928    $          130,110
  Interest- unaffiliated issuers ...............................................            5,416,808            13,452,020
  Interest- affiliated issuers .................................................               69,138               370,332
  Securities lending income ....................................................               18,395                23,093
                                                                                   ------------------    ------------------
                Total investment income ........................................            5,547,269            13,975,555
                                                                                   ------------------    ------------------
Expenses
  Investment advisory fee ......................................................              319,473               930,530
  State Street Bank and Trust Company--program fee .............................              307,578               921,553
  American Bar Retirement Association--program fee .............................               50,825               149,607
  Trustee, management and administration fees ..................................               95,491               274,759
  Reports to unitholders .......................................................               18,612                59,468
  Legal and audit fees .........................................................               38,736                97,496
  Compliance consultant fees ...................................................               46,583                96,145
  Registration fees ............................................................                2,516                 8,036
  Other fees ...................................................................               15,944                50,919
                                                                                   ------------------    ------------------
                Total expenses .................................................              895,758             2,588,513
                                                                                   ------------------    ------------------
Net investment income ..........................................................            4,651,511            11,387,042
                                                                                   ------------------    ------------------
Net realized and unrealized gain (loss)
  Net realized gain (loss) on:
          Investments ..........................................................              (67,779)            1,220,756
          Foreign currency transactions and forward currency
            exchange contracts..................................................             (290,003)            1,807,233
          Swap contracts .......................................................              128,163             1,535,915
          Written options ......................................................               58,484               421,552
          Futures contracts ....................................................             (557,761)           (1,811,853)
                                                                                   ------------------    ------------------
                Net realized gain (loss) .......................................             (728,896)            3,173,603
                                                                                   ------------------    ------------------
  Change in net unrealized appreciation (depreciation) on:
          Investments ..........................................................           (6,495,132)           (5,278,118)
          Foreign currency transactions and forward currency exchange contracts               306,697               415,469
          Written options ......................................................              (48,547)             (108,263)
          Futures contracts ....................................................           (1,293,797)           (1,689,648)
          Swaps contracts ......................................................                 (792)              332,851
                                                                                   ------------------    ------------------
                Change in net unrealized appreciation (depreciation) ...........           (7,531,571)           (6,327,709)
                                                                                   ------------------    ------------------

                Net realized and unrealized loss ...............................           (8,260,467)           (3,154,106)
                                                                                   ------------------    ------------------
Net increase (decrease) in net assets resulting from operations ................   $       (3,608,956)   $        8,232,936
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

        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income ........................................................   $        4,651,511    $       11,387,042
  Net realized gain (loss) .....................................................             (728,896)            3,173,603
  Change in net unrealized appreciation (depreciation) .........................           (7,531,571)           (6,327,709)
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets resulting from operations .....           (3,608,956)            8,232,936
                                                                                   ------------------    ------------------
From unitholder transactions
  Proceeds from units issued ...................................................            9,688,148            33,313,854
  Cost of units redeemed .......................................................           (4,643,903)          (13,886,416)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from unitholder transactions ...            5,044,245            19,427,438
                                                                                   ------------------    ------------------
           Net increase in net assets ..........................................            1,435,289            27,660,374
Net Assets
  Beginning of period ..........................................................          467,934,472           441,709,387
                                                                                   ------------------    ------------------
  End of period ................................................................   $      469,369,761    $      469,369,761
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................           24,278,921            23,511,425
     Issued ....................................................................              505,982             1,758,422
     Redeemed ..................................................................             (241,673)             (726,617)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................           24,543,230            24,543,230
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

        American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.23     $             0.58
Net expenses(+)++ ..............................................................                (0.04)                 (0.11)
                                                                                   ------------------     ------------------
Net investment income ..........................................................                 0.19                   0.47
Net realized and unrealized loss ...............................................                (0.34)                 (0.14)
                                                                                   ------------------     ------------------
Net increase (decrease) in unit value ..........................................                (0.15)                  0.33
Net asset value at beginning of period .........................................                19.27                  18.79
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            19.12     $            19.12
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 0.76%                  0.75%
Ratio of net investment income to average net assets* ..........................                 3.93%                  3.31%
Portfolio turnover** ...........................................................                   67%                   238%
Total return** .................................................................                (0.78)%                 1.76%
Net assets at end of period (in thousands) .....................................   $          469,370     $          469,370


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

        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $146,961,781) ....................................   $      193,920,181 (a)
  Investments in affilated issuers, at value (cost $30,349,421) ................           30,349,421
  Foreign currency, at value (cost $134,767) ...................................              132,108
  Dividends receivable .........................................................              442,196
  Receivable for fund units sold ...............................................              161,131
  Tax reclaims receivable ......................................................              157,592
  Receivable for investments sold ..............................................               19,449
                                                                                   ------------------
       Total assets ............................................................          225,182,078
                                                                                   ------------------
                                 Liabilities
  Payable for collateral received on securities loaned .........................           25,068,294
  Payable for fund units redeemed ..............................................            2,022,589
  Payable for investments purchased ............................................            1,041,048
  Investment advisory fee payable ..............................................              150,297
  State Street Bank and Trust Company--program fee payable .....................               41,471
  Trustee, management and administration fees payable ..........................               12,958
  American Bar Retirement Association--program fee payable .....................                6,899
  Other accruals ...............................................................               20,001
                                                                                   ------------------
       Total liabilities .......................................................           28,363,557
                                                                                   ------------------
Net Assets (equivalent to $23.84 per unit based on 8,257,030
units outstanding) .............................................................   $      196,818,521
                                                                                   ==================


(a) Includes securities on loan with a value of $23,878,318.

             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period       For the period
                                                                                      July 1, 2005 to   January 1, 2005 to
                                                                                   September 30, 2005   September 30, 2005
                                                                                   ==================   ==================
Investment income
  Dividends (net of foreign tax expense of $18,394 and $301,147, respectively) .   $          937,882   $        3,952,460
  Interest- affiliated issuers .................................................               31,088              110,112
  Securities lending income ....................................................               41,686               86,935
                                                                                   ------------------   ------------------
                Total investment income ........................................            1,010,656            4,149,507
                                                                                   ------------------   ------------------
Expenses
  Investment advisory fee ......................................................              282,109              785,590
  State Street Bank and Trust Company--program fee .............................              124,894              356,467
  American Bar Retirement Association--program fee .............................               20,634               57,891
  Trustee, management and administration fees ..................................               38,765              106,430
  Reports to unitholders .......................................................                7,564               22,811
  Legal and audit fees .........................................................               15,744               37,674
  Compliance consulatant fees ..................................................               18,934               37,431
  Registration fees ............................................................                1,023                3,083
  Other fees ...................................................................                6,481               19,534
                                                                                   ------------------   ------------------
                Total expenses .................................................              516,148            1,426,911
                                                                                   ------------------   ------------------
Net investment income ..........................................................              494,508            2,722,596
                                                                                   ------------------   ------------------
Realized and unrealized gain (loss)
  Net realized gain (loss) on:
          Investment securities ................................................            4,781,592           11,282,281
          Foreign currency .....................................................               12,635              (49,841)
                                                                                   ------------------   ------------------
                Net realized gain ..............................................            4,794,227           11,232,440
                                                                                   ------------------   ------------------
  Change in net unrealized appreciation (depreciation) on:
          Investment securities ................................................           12,136,203            2,630,713
          Foreign currency .....................................................                6,518              (30,399)
                                                                                   ------------------   ------------------
          Change in net unrealized appreciation (depreciation) .................           12,142,721            2,600,314
                                                                                   ------------------   ------------------

                Net realized and unrealized gain ...............................           16,936,948           13,832,754
                                                                                   ------------------   ------------------
Net increase in net assets resulting from operations ...........................   $       17,431,456   $       16,555,350
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

        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income ........................................................   $          494,508    $        2,722,596
  Net realized gain ............................................................            4,794,227            11,232,440
  Change in net unrealized appreciation (depreciation) .........................           12,142,721             2,600,314
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................           17,431,456            16,555,350
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            3,763,035            35,957,977
  Cost of units redeemed .......................................................           (5,793,076)          (14,408,353)
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets resulting from
           unitholder transactions .............................................           (2,030,041)           21,549,624
                                                                                   ------------------    ------------------
           Net increase in net assets ..........................................           15,401,415            38,104,974

Net Assets
  Beginning of period ..........................................................          181,417,106           158,713,547
                                                                                   ------------------    ------------------
  End of period ................................................................   $      196,818,521    $      196,818,521
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................            8,342,267             7,257,708
     Issued ....................................................................              164,636             1,652,284
     Redeemed ..................................................................             (249,873)             (652,962)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................            8,257,030             8,257,030
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

        American Bar Association Members/ State Street Collective Trust
                           International Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.12     $             0.52
Net expenses(+)++ ..............................................................                (0.06)                 (0.18)
                                                                                   ------------------     ------------------
Net investment income ..........................................................                 0.06                   0.34
Net realized and unrealized gain ...............................................                 2.03                   1.63
                                                                                   ------------------     ------------------
Net decrease in unit value .....................................................                 2.09                   1.97
Net asset value at beginning of period .........................................                21.75                  21.87
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            23.84     $            23.84
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 1.07%                  1.07%
Ratio of net investment income to average net assets* ..........................                 1.03%                  2.04%
Portfolio turnover** ...........................................................                    8%                    24%
Total return** .................................................................                 9.61%                  9.01%
Net assets at end of period (in thousands) .....................................   $          196,819     $          196,819


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

        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $452,398,515) ....................................   $      533,763,949 (a)
  Investments in affiliated issuers, at value (cost $221,902,004) ..............          288,052,201
  Receivable for investments sold ..............................................            1,412,128
  Dividends and interest receivable ............................................              316,881
                                                                                   ------------------
       Total assets ............................................................          823,545,159
                                                                                   ------------------
                                 Liabilities
  Due to custodian .............................................................                1,351
  Payable for collateral received on securities loaned .........................           30,306,269
  Payable for fund units redeemed ..............................................            2,333,134
  Payable for investments purchased ............................................            1,080,389
  Investment advisory fee payable ..............................................              468,108
  State Street Bank and Trust Company--program fee payable .....................              166,576
  Trustee, management and administration fees payable ..........................               52,352
  American Bar Retirement Association--program fee payable .....................               27,901
  Other accruals ...............................................................               81,070
                                                                                   ------------------
       Total liabilities .......................................................           34,517,150
                                                                                   ------------------
Net Assets (equivalent to $47.29 per unit based on 16,685,778
units outstanding) .............................................................   $      789,028,009
                                                                                   ==================


(a) Includes securities on loan with a value of $29,698,638.


             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period       For the period
                                                                                      July 1, 2005 to   January 1, 2005 to
                                                                                   September 30, 2005   September 30, 2005
                                                                                   ==================   ==================
Investment income
  Dividends (net of foreign tax expense of $708 and $23,754, respectively) .....   $        1,340,098   $        4,497,662
  Interest- affiliated issuers .................................................               73,132              239,568
  Securities lending income ....................................................               11,990               37,019
                                                                                   ------------------   ------------------
                Total investment income ........................................            1,425,220            4,774,249
                                                                                   ------------------   ------------------
Expenses
  Investment advisory fee ......................................................              372,726            1,092,932
  State Street Bank and Trust Company--program fee .............................              521,608            1,583,690
  American Bar Retirement Association--program fee .............................               86,204              257,041
  Trustee, management and administration fees ..................................              161,972              471,533
  Reports to unitholders .......................................................               31,553              102,801
  Legal and audit fees .........................................................               65,665              168,137
  Compliance consultant fees ...................................................               78,969              165,399
  Registration fees ............................................................                4,266               13,891
  Other fees ...................................................................               27,026               88,020
                                                                                   ------------------   ------------------
                Total expenses .................................................            1,349,989            3,943,444
                                                                                   ------------------   ------------------
Net investment income ..........................................................               75,231              830,805
                                                                                   ------------------   ------------------
Net realized and unrealized gain (loss) on investments
  Net realized gain- unaffiliated issuers ......................................            8,208,768           19,667,388
  Net realized gain- affiliated issuers ........................................            2,400,945            6,379,475
                                                                                   ------------------   ------------------
                Net realized gain ..............................................           10,609,713           26,046,863
                                                                                   ------------------   ------------------

  Change in net unrealized appreciation (depreciation) on investments ..........           19,602,399           (9,168,021)
                                                                                   ------------------   ------------------

                Net realized and unrealized gain ...............................           30,212,112           16,878,842
                                                                                   ------------------   ------------------
Net increase in net assets resulting from operations ...........................   $       30,287,343   $       17,709,647
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

        American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income ........................................................   $           75,231    $          830,805
  Net realized gain ............................................................           10,609,713            26,046,863
  Change in net unrealized appreciation (depreciation) on investments ..........           19,602,399            (9,168,021)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................           30,287,343            17,709,647
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            1,398,953            12,876,421
  Cost of units redeemed .......................................................          (23,809,010)          (72,747,915)
                                                                                   ------------------    ------------------
           Net decrease in net assets resulting from unitholder transactions ...          (22,410,057)          (59,871,494)
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets ...............................            7,877,286           (42,161,847)
Net Assets
  Beginning of period ..........................................................          781,150,723           831,189,856
                                                                                   ------------------    ------------------
  End of period ................................................................   $      789,028,009    $      789,028,009
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................           17,161,635            17,999,653
     Issued ....................................................................               29,854               285,505
     Redeemed ..................................................................             (505,711)           (1,599,380)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................           16,685,778            16,685,778
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


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.08     $             0.28
Net expenses(+)++ ..............................................................                (0.08)                 (0.23)
                                                                                   ------------------     ------------------
Net investment income ..........................................................                 0.00                   0.05
Net realized and unrealized gain ...............................................                 1.77                   1.06
                                                                                   ------------------     ------------------
Net increase in unit value .....................................................                 1.77                   1.11
Net asset value at beginning of period .........................................                45.52                  46.18
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            47.29     $            47.29
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 0.67%                  0.67%
Ratio of net investment income to average net assets* ..........................                 0.04%                  0.14%
Portfolio turnover**+++ ........................................................                    9%                    27%
Total return** .................................................................                 3.89%                  2.40%
Net assets at end of period (in thousands) .....................................   $          789,028     $          789,028


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

        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $242,640,689) ....................................   $      294,297,373 (a)
  Investments in affiliated issuers, at value (cost $99,824,266) ...............          122,621,401
  Receivable for investments sold ..............................................            2,300,031
  Dividends and interest receivable ............................................              353,842
                                                                                   ------------------
       Total assets ............................................................          419,572,647
                                                                                   ------------------
                                 Liabilities
  Payable for collateral received on securities loaned .........................           16,477,469
  Payable for investments purchased ............................................            4,488,992
  Payable for fund units redeemed ..............................................            1,666,718
  State Street Bank and Trust Company--program fee payable .....................               83,844
  Investment advisory fee payable ..............................................               63,615
  Trustee, management and administration fees payable ..........................               26,260
  American Bar Retirement Association--program fee payable .....................               13,994
  Due to custodian .............................................................                1,816
  Other accruals ...............................................................               40,623
                                                                                   ------------------
       Total liabilities .......................................................           22,863,331
                                                                                   ------------------
Net Assets (equivalent to $35.94 per unit based on 11,038,716
units outstanding) .............................................................   $      396,709,316
                                                                                   ==================

(a) Includes securities on loan with a value of $16,067,549.


             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Dividends (net of foreign tax expense of $0 and $2,245, respectively) ........   $        1,618,346   $        4,767,279
  Interest- affiliated issuers .................................................               74,310              193,971
  Securities lending income ....................................................                7,019               16,213
                                                                                   ------------------   ------------------
                Total investment income ........................................            1,699,675            4,977,463
                                                                                   ------------------   ------------------
Expenses
  Investment advisory fee ......................................................              194,714              561,346
  State Street Bank and Trust Company--program fee .............................              258,918              758,026
  American Bar Retirement Association--program fee .............................               42,786              123,068
  Trustee, management and administration fees ..................................               80,390              226,074
  Reports to unitholders .......................................................               15,669               48,755
  Legal and audit fees .........................................................               32,607               80,191
  Compliance consultant fees ...................................................               39,214               79,349
  Registration fees ............................................................                2,118                6,588
  Other fees ...................................................................               13,420               41,745
                                                                                   ------------------   ------------------
                Total expenses .................................................              679,836            1,925,142
                                                                                   ------------------   ------------------
Net investment income ..........................................................            1,019,839            3,052,321
                                                                                   ------------------   ------------------

Net realized and unrealized gain (loss)
  Net realized gain (loss) on:
          Investments- unaffiliated issuers ....................................            3,737,679            8,872,548
          Investments- affiliated issuers ......................................              534,580            1,412,846
          Foreign currency transactions ........................................                    0                 (403)
                                                                                   ------------------   ------------------
                Net realized gain ..............................................            4,272,259           10,284,991
                                                                                   ------------------   ------------------

  Change in net unrealized appreciation (depreciation) on:
         Investments ...........................................................            9,701,853            6,827,880
                                                                                   ------------------   ------------------
               Net realized and unrealized gain ................................           13,974,112           17,112,871
                                                                                   ------------------   ------------------
Net increase in net assets resulting from operations ...........................   $       14,993,951   $       20,165,192
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

        American Bar Association Members/ State Street Collective Trust
                          Large-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income ........................................................   $        1,019,839    $        3,052,321
  Net realized gain ............................................................            4,272,259            10,284,991
  Change in net unrealized appreciation (depreciation) on investments ..........            9,701,853             6,827,880
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets resulting from operations .....           14,993,951            20,165,192
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            6,170,617            38,111,748
  Cost of units redeemed .......................................................           (7,815,346)          (21,657,225)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from unitholder transactions ...           (1,644,729)           16,454,523
                                                                                   ------------------    ------------------
           Net increase in net assets ..........................................           13,349,222            36,619,715
Net Assets
  Beginning of period ..........................................................          383,360,094           360,089,601
                                                                                   ------------------    ------------------
  End of period ................................................................   $      396,709,316    $      396,709,316
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................           11,083,715            10,548,861
     Issued ....................................................................              174,087             1,116,152
     Redeemed ..................................................................             (219,086)             (626,297)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................           11,038,716            11,038,716
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


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.15     $             0.45
Net expenses(+)++ ..............................................................                (0.06)                 (0.18)
                                                                                   ------------------     ------------------
Net investment income ..........................................................                 0.09                   0.27
Net realized and unrealized gain ...............................................                 1.26                   1.53
                                                                                   ------------------     ------------------
Net increase in unit value .....................................................                 1.35                   1.80
Net asset value at beginning of period .........................................                34.59                  34.14
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            35.94     $            35.94
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 0.68%                  0.68%
Ratio of net investment income to average net assets* ..........................                 1.02%                  1.08%
Portfolio turnover**+++ ........................................................                    5%                    15%
Total return** .................................................................                 3.90%                  5.27%
Net assets at end of period (in thousands) .....................................   $          396,709     $          396,709


-----------------
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.


             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $67,725,279) .....................................   $       81,160,157 (a)
  Investments in affiliated issuers, at value (cost $19,115,997) ...............           19,115,997
  Cash .........................................................................                   81
  Receivable for investments sold ..............................................              548,438
  Dividends and interest receivable ............................................               17,271
                                                                                   ------------------
       Total assets ............................................................          100,841,944
                                                                                   ------------------
                                 Liabilities
  Payable for collateral received on securities loaned .........................           18,143,345
  Payable for investments purchased ............................................            1,017,717
  Payable for fund units redeemed ..............................................              201,639
  Investment advisory fee payable ..............................................              126,123
  State Street Bank and Trust Company--program fee payable .....................               17,010
  Trustee, management and administration fees payable ..........................                5,316
  American Bar Retirement Association--program fee payable .....................                2,834
  Other accruals ...............................................................                8,246
                                                                                   ------------------
       Total liabilities .......................................................           19,522,230
                                                                                   ------------------
Net Assets (equivalent to $20.40 per unit based on 3,986,982
units outstanding) .............................................................   $       81,319,714
                                                                                   ==================


(a) Includes securities on loan with a value of $17,869,574

             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Dividends (net of foreign tax expense of $0 and $150, respectively) ..........   $           73,639    $          193,332
  Interest- affiliated issuer ..................................................               19,120                44,776
  Securities lending income ....................................................                4,455                12,827
                                                                                   ------------------    ------------------
                Total investment income ........................................               97,214               250,935
                                                                                   ------------------    ------------------
Expenses
  Investment advisory fee ......................................................              126,123               345,579
  State Street Bank and Trust Company--program fee .............................               51,905               145,712
  American Bar Retirement Association--program fee .............................                8,576                23,666
  Trustee, management and administration fees ..................................               16,114                43,511
  Reports to unitholders .......................................................                3,142                 9,336
  Legal and audit fees .........................................................                6,539                15,448
  Compliance consultant fees ...................................................                7,864                15,379
  Registration fees ............................................................                  425                 1,262
  Other fees ...................................................................                2,691                 7,994
                                                                                   ------------------    ------------------
                Total expenses .................................................              223,379               607,887
                                                                                   ------------------    ------------------
Net investment loss ............................................................             (126,165)             (356,952)
                                                                                   ------------------    ------------------
Net realized and unrealized gain on investments
           Net realized gain ...................................................            2,756,417             4,782,724
           Change in net unrealized appreciation (depreciation) ................            2,749,393             1,802,921
                                                                                   ------------------    ------------------

                Net realized and unrealized gain ................................            5,505,810             6,585,645
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $        5,379,645    $        6,228,693
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

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment loss ..........................................................   $         (126,165)   $         (356,952)
  Net realized gain ............................................................            2,756,417             4,782,724
  Change in net unrealized appreciation (depreciation) on investments ..........            2,749,393             1,802,921
                                                                                   ------------------    ------------------
          Net increase in net assets resulting from operations .................            5,379,645             6,228,693
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            3,142,992            13,837,251
  Cost of units redeemed .......................................................           (2,260,478)           (5,596,985)
                                                                                   ------------------    ------------------
          Net increase in net assets resulting from unitholder transactions ....              882,514             8,240,266
                                                                                   ------------------    ------------------
          Net increase in net assets ...........................................            6,262,159            14,468,959
Net Assets
  Beginning of period ..........................................................           75,057,555            66,850,755
                                                                                   ------------------    ------------------
  End of period ................................................................   $       81,319,714    $       81,319,714
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................            3,942,198             3,545,041
     Issued ....................................................................              159,241               740,022
     Redeemed ..................................................................             (114,457)             (298,081)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................            3,986,982             3,986,982
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

        American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.02     $             0.07
Net expenses(+)++ ..............................................................                (0.06)                 (0.16)
                                                                                   ------------------     ------------------
Net investment loss ............................................................                (0.04)                 (0.09)
Net realized and unrealized gain ...............................................                 1.40                   1.63
                                                                                   ------------------     ------------------
Net increase in unit value .....................................................                 1.36                   1.54
Net asset value at beginning of period .........................................                19.04                  18.86
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            20.40     $            20.40
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 1.12%                  1.12%
Ratio of net investment loss to average net assets* ............................               (0.63)%                (0.66)%
Portfolio turnover** ...........................................................                   47%                   119%
Total return** .................................................................                 7.14%                  8.17%
Net assets at end of period (in thousands) .....................................   $           81,320     $           81,320


-----------------
*    Annualized.
**   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

             The accompanying notes are an integral part of these
                       unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $57,214,572) .....................................   $       64,717,598 (a)
  Investments in affiliated issuers, at value (cost $5,690,983) ................            5,690,983
  Dividends and interest receivable ............................................               60,804
                                                                                   ------------------
       Total assets ............................................................           70,469,385
                                                                                   ------------------
                                 Liabilities
  Due to custodian .............................................................                  258
  Payable for collateral received on securities loaned .........................            2,685,894
  Payable for investments purchased ............................................              160,527
  Payable for fund units redeemed ..............................................              113,267
  Investment advisory fee payable ..............................................               31,792
  State Street Bank and Trust Company--program fee payable .....................               14,278
  Trustee, management and administration fees payable ..........................                4,461
  American Bar Retirement Association--program fee payable .....................                2,371
  Other accruals ...............................................................                6,922
                                                                                   ------------------
       Total liabilities .......................................................            3,019,770
                                                                                   ------------------
Net Assets (equivalent to $14.57 per unit based on 4,630,289
units outstanding) .............................................................   $       67,449,615
                                                                                   ==================


(a) Includes securities on loan with a value of $2,644,691.

        The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                            Statement of Operations
                                   Unaudited

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Dividends (net of foreign tax expense of $563 and $563, respectively) ........   $          187,793     $         554,289
  Interest- affiliated issuers .................................................               34,662               107,071
  Securities lending income ....................................................                  712                 1,843
                                                                                   ------------------     -----------------
                Total investment income ........................................              223,167               663,203
                                                                                   ------------------     -----------------
Expenses
  Investment advisory fee ......................................................               97,499               269,536
  State Street Bank and Trust Company--program fee .............................               44,125               124,153
  American Bar Retirement Association--program fee .............................                7,291                20,166
  Trustee, management and administration fees ..................................               13,701                37,106
  Reports to unitholders .......................................................                2,671                 7,926
  Legal and audit fees .........................................................                5,557                13,115
  Compliance consultant fees ...................................................                6,682                13,057
  Registration fees ............................................................                  361                 1,070
  Other fees ...................................................................                2,287                 6,786
                                                                                   ------------------     -----------------
                Total expenses .................................................              180,174               492,915
                                                                                   ------------------     -----------------
Net investment income ..........................................................               42,993               170,288
                                                                                   ------------------     -----------------
Net realized and unrealized gain (loss) on investments
  Net realized gain (loss) on:
          Investments ..........................................................            1,126,199              2,476,808
          Foreign currency transactions ........................................                    0                   (140)
                                                                                   ------------------     ------------------
                Net realized gain ..............................................            1,126,199              2,476,668
                                                                                   ------------------     ------------------
  Change in net unrealized appreciation (depreciation) on:
         Investments ...........................................................             (287,813)            (1,455,933)
                                                                                   ------------------     ------------------
                Net realized and unrealized gain ...............................              838,386              1,020,735
                                                                                   ------------------     ------------------
Net increase in net assets resulting from operations ...........................   $          881,379     $        1,191,023
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

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income ........................................................   $           42,993    $          170,288
  Net realized gain ............................................................            1,126,199             2,476,668
  Change in net unrealized appreciation (depreciation) on investments ..........             (287,813)           (1,455,933)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................              881,379             1,191,023
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            2,630,759            16,038,872
  Cost of units redeemed .......................................................           (1,402,606)           (3,143,151)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from unitholder transactions ...            1,228,153            12,895,721
                                                                                   ------------------    ------------------
           Net increase in net assets ..........................................            2,109,532            14,086,744
Net Assets
  Beginning of period ..........................................................           65,340,083            53,362,871
                                                                                   ------------------    ------------------
  End of period ................................................................   $       67,449,615    $       67,449,615
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................            4,546,940             3,713,649
     Issued ....................................................................              178,937             1,136,798
     Redeemed ..................................................................              (95,588)             (220,158)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................            4,630,289             4,630,289
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

        American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Value Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.05     $             0.15
Net expenses(+)++ ..............................................................                (0.04)                 (0.11)
                                                                                   ------------------     ------------------
Net investment income ..........................................................                 0.01                   0.04
Net realized and unrealized gain ...............................................                 0.19                   0.16
                                                                                   ------------------     ------------------
Net increase in unit value(a) ..................................................                 0.20                   0.20
Net asset value at beginning of period .........................................                14.37                  14.37
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            14.57     $            14.57
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 1.06%                  1.06%
Ratio of net investment income to average net assets* ..........................                 0.25%                  0.37%
Portfolio turnover** ...........................................................                    7%                    21%
Total return** .................................................................                 1.37%                  1.39%
Net assets at end of period (in thousands) .....................................   $           67,450     $           67,450


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

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
  Investments, at value (cost $243,557,522) ....................................   $      271,708,320 (a)
  Investments in affiliated issuers, at value (cost $137,099,224) ..............          138,908,143
  Cash .........................................................................               16,631
  Receivable for investments sold ..............................................            2,310,982
  Dividends and interest receivable ............................................               91,222
                                                                                   ------------------
       Total assets ............................................................          413,035,298
                                                                                   ------------------
                                 Liabilities
  Payable for collateral received on securities loaned .........................           87,518,919
  Payable for investments purchased ............................................            5,192,957
  Payable for fund units redeemed ..............................................            1,298,235
  Investment advisory fee payable ..............................................              214,703
  State Street Bank and Trust Company--program fee payable .....................               67,236
  Trustee, management and administration fees payable ..........................               21,095
  American Bar Retirement Association--program fee payable .....................               11,235
  Other accruals ...............................................................               32,732
                                                                                   ------------------
       Total liabilities .......................................................           94,357,112
                                                                                   ------------------
Net Assets (equivalent to $67.37 per unit based on 4,730,349
units outstanding)..............................................................   $      318,678,186
                                                                                   ==================


(a) Includes securities on loan with a value of $86,031,778.


             The accompanying notes are an integral part of these
                        unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income
  Dividends ....................................................................   $          353,553    $        1,549,141
  Interest- affiliated issuers .................................................               76,813               174,086
  Securities lending income ....................................................               48,299               166,639
                                                                                   ------------------    ------------------
                Total investment income ........................................              478,665             1,889,866
                                                                                   ------------------    ------------------
Expenses
  Investment advisory fee ......................................................              497,838             1,279,206
  State Street Bank and Trust Company--program fee .............................              208,506               613,700
  American Bar Retirement Association--program fee .............................               34,456                99,624
  Trustee, management and administration fees ..................................               64,740               182,812
  Reports to unitholders .......................................................               12,616                39,748
  Legal and audit fees .........................................................               26,257                65,279
  Compliance consultant fees ...................................................               31,575                64,488
  Registration fees ............................................................                1,706                 5,372
  Other fees ...................................................................               10,807                34,033
                                                                                   ------------------    ------------------
                Total expenses .................................................              888,501             2,384,262
                                                                                   ------------------    ------------------
Net investment loss ............................................................             (409,836)             (494,396)
                                                                                   ------------------    ------------------
Net realized and unrealized gain on investments
  Net realized gain on:
          Investments- unaffiliated issuers ....................................            5,333,399            10,394,785
          Investments- affiliated issuers ......................................              242,711               242,711
                                                                                   ------------------    ------------------
                Net realized gain ..............................................            5,576,110            10,637,496
                                                                                   ------------------    ------------------
  Change in net unrealized appreciation (depreciation) on investments ..........           12,121,909             5,549,916
                                                                                   ------------------    ------------------

                Net realized and unrealized gain ...............................           17,698,019            16,187,412
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $       17,288,183    $       15,693,016
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

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment loss ..........................................................   $         (409,836)   $         (494,396)
  Net realized gain ............................................................            5,576,110            10,637,496
  Change in net unrealized appreciation (depreciation) on investments ..........           12,121,909             5,549,916
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................           17,288,183            15,693,016
                                                                                   ------------------    ------------------

From unitholder transactions
  Proceeds from units issued ...................................................            2,498,800             7,389,501
  Cost of units redeemed .......................................................           (7,781,299)          (24,438,117)
                                                                                   ------------------    ------------------
           Net decrease in net assets resulting from unitholder transactions ...           (5,282,499)          (17,048,616)
                                                                                   ------------------    ------------------
           Net increase (decrease) in net assets ...............................           12,005,684            (1,355,600)
Net Assets
  Beginning of period ..........................................................          306,672,502           320,033,786
                                                                                   ------------------    ------------------
  End of period ................................................................   $      318,678,186    $      318,678,186
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................            4,809,536             5,000,918
     Issued ....................................................................            1,202,341             1,283,042
     Redeemed ..................................................................           (1,281,528)           (1,553,611)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................            4,730,349             4,730,349
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


                                                                                       For the period         For the period
                                                                                      July 1, 2005 to     January 1, 2005 to
                                                                                   September 30, 2005     September 30, 2005
                                                                                   ==================     ==================
Investment income+ .............................................................   $             0.10     $             0.39
Net expenses(+)++ ..............................................................                (0.19)                 (0.49)
                                                                                   ------------------     ------------------
Net investment loss ............................................................                (0.09)                 (0.10)
Net realized and unrealized gain ...............................................                 3.70                   3.47
                                                                                   ------------------     ------------------
Net increase in unit value .....................................................                 3.61                   3.37
Net asset value at beginning of period .........................................                63.76                  64.00
                                                                                   ------------------     ------------------
Net asset value at end of period ...............................................   $            67.37     $            67.37
                                                                                   ==================     ==================

Ratio of net expenses to average net assets*++ .................................                 1.11%                  1.04%
Ratio of net investment loss to average net assets* ............................                (0.51)%                (0.22)%
Portfolio turnover** ...........................................................                   13%                    45%
Total return** .................................................................                 5.66%                  5.27%
Net assets at end of period (in thousands) .....................................   $          318,678     $          318,678


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

        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                   September 30, 2005
                                                                                   ==================
                                    Assets
Investments in affiliated fund, at contract value:
  State Street Bank ABA Members/Pooled Stable Asset Fund Trust
  (cost $896,550,631 and units of 896,550,631) .................................   $      896,550,631
                                                                                   ------------------
       Total assets ............................................................          896,550,631
                                                                                   ------------------
                                 Liabilities
  Payable for fund units redeemed ..............................................            1,242,275
  State Street Bank and Trust Company--program fee payable .....................              188,081
  Trustee, management and administration fees payable ..........................               59,046
  American Bar Retirement Association--program fee payable .....................               31,470
  Other accruals ...............................................................               91,129
                                                                                   ------------------
       Total liabilities .......................................................            1,612,001
                                                                                   ------------------
Net Assets (equivalent to $30.31 per unit based on 29,529,488 units
outstanding) ...................................................................   $      894,938,630
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


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Interest income ................................................................   $        9,079,506    $       25,156,539
                                                                                   ------------------    ------------------
Expenses
  State Street Bank and Trust Company--program fee .............................              582,714             1,755,583
  American Bar Retirement Association--program fee .............................               96,292               285,010
  Trustee, management and administration fees ..................................              180,923               523,277
  Reports to unitholders .......................................................               35,250               113,603
  Legal and audit fees .........................................................               73,361               186,054
  Compliance consultant fees ...................................................               88,227               183,277
  Registration fees ............................................................                4,766                15,351
  Other fees ...................................................................               30,193                97,271
                                                                                   ------------------    ------------------
                Total expenses .................................................            1,091,726             3,159,426
                                                                                   ------------------    ------------------
Net investment income and net increase in net assets resulting
from operations ................................................................   $        7,987,780    $       21,997,113
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


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
  Net investment income and net increase in net assets resulting from
  operations ...................................................................   $        7,987,780    $       21,997,113
                                                                                   ------------------    ------------------
From unitholder transactions
  Proceeds from units issued ...................................................           22,219,009            89,676,322
  Cost of units redeemed .......................................................          (26,386,830)          (81,064,862)
                                                                                   ------------------    ------------------
          Net increase (decrease) in net assets resulting from unitholder
          transactions .........................................................           (4,167,821)            8,611,460
                                                                                   ------------------    ------------------
          Net increase in net assets ...........................................            3,819,959            30,608,573
Net Assets
  Beginning of period ..........................................................          891,118,671           864,330,057
                                                                                   ------------------    ------------------
  End of period ................................................................   $      894,938,630    $      894,938,630
                                                                                   ==================    ==================

Number of units
  Outstanding-beginning of period ..............................................           29,668,636            29,243,928
     Issued ....................................................................              735,596             2,998,195
     Redeemed ..................................................................             (874,744)           (2,712,635)
                                                                                   ------------------    ------------------

  Outstanding-end of period ....................................................           29,529,488            29,529,488
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


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income+ .............................................................   $             0.31     $            0.86
Net expenses(+)++ ..............................................................                (0.04)                (0.11)
                                                                                   ------------------     -----------------
Net investment income ..........................................................                 0.27                  0.75
                                                                                   ------------------     -----------------
Net increase in unit value .....................................................                 0.27                  0.75
Net asset value at beginning of period .........................................                30.04                 29.56
                                                                                   ------------------     -----------------
Net asset value at end of period ...............................................   $            30.31     $           30.31
                                                                                   ==================     =================

Ratio of net expenses to average net assets*++ .................................                 0.49%                 0.48%
Ratio of net investment income to average net assets* ..........................                 3.56%                 3.36%
Total return** .................................................................                 0.90%                 2.54%
Net assets at end of period (in thousands) .....................................   $          894,939     $         894,939


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

                                                                                                   September 30, 2005
                                                                                                   ==================
                                    Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
    Stable Asset Return Fund (cost $18,346,653 and units of 642,119).............................  $       19,464,348
    Intermediate Bond Fund (cost $21,211,651 and units of 1,187,131).............................          22,708,405
    Large Cap Value Equity Fund (cost $3,491,455 and units of 126,382)...........................           4,541,681
    Large Cap Growth Equity Fund (cost $3,811,544 and units of 96,047)...........................           4,541,681
    Index Equity Fund (cost $7,277,925 and units of 290,096).....................................           9,083,362
    International Equity Fund (cost $3,269,051 and units of 190,546).............................           4,541,681
    Receivable for collective investments sold...................................................              23,069
                                                                                                      ---------------
        Total assets.............................................................................          64,904,227
                                                                                                      ---------------
                                  Liabilities
    Payable for fund units redeemed..............................................................              23,069
                                                                                                      ---------------
        Total liabilities........................................................................              23,069
                                                                                                      ---------------
Net Assets  (equivalent to $19.87 per unit based on 3,264,585 units outstanding).................  $       64,881,158
                                                                                                      ===============

 The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                            Statement of Operations
                                   Unaudited

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income ..............................................................   $                -    $                -
                                                                                   ------------------     -----------------

Net realized and unrealized gain on collective investment funds:
       Net realized gain .......................................................              713,141             1,804,566
       Change in net unrealized appreciation (depreciation) ....................              395,519               168,330
                                                                                   ------------------    ------------------
             Net realized and unrealized gain ..................................            1,108,660             1,972,896
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $        1,108,660    $        1,972,896
                                                                                   ==================    ==================

 The accompanying notes are an integral part of these unaudited financial statements


        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
 From operations
     Net investment income .....................................................   $                -    $                -
     Net realized gain on investments ..........................................              713,141             1,804,566
     Change in net unrealized appreciation (depreciation) ......................              395,519               168,330
                                                                                   ------------------    ------------------
                Net increase in net assets resulting from operations ...........            1,108,660             1,972,896
                                                                                   ------------------    ------------------
From unitholder transactions
     Proceeds from units issued ................................................            2,893,420            11,396,555
     Cost of units redeemed ....................................................           (1,375,864)           (4,551,766)
                                                                                   ------------------    ------------------
                Net increase in net assets resulting from unitholder transactions           1,517,556             6,844,789
                                                                                   ------------------    ------------------
                Net increase in net assets .....................................            2,626,216             8,817,685
Net Assets
     Beginning of period .......................................................           62,254,942            56,063,473
                                                                                   ------------------    ------------------
     End of period .............................................................   $       64,881,158    $       64,881,158
                                                                                   ==================    ==================
Number of units
     Outstanding-beginning of period ...........................................            3,187,877             2,910,075
         Issued ................................................................              146,391               588,933
         Redeemed ..............................................................              (69,683)             (234,423)
                                                                                   ------------------    ------------------
     Outstanding-end of period .................................................            3,264,585             3,264,585
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

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income+ .............................................................   $             0.00    $             0.00
Net expenses(+)++ ..............................................................                 0.00                  0.00
                                                                                   ------------------    ------------------
Net investment income ..........................................................                 0.00                  0.00
Net realized and unrealized gain ...............................................                 0.34                  0.60
                                                                                   ------------------    ------------------
Net increase in unit value .....................................................                 0.34                  0.60
Net asset value at beginning of period .........................................                19.53                 19.27
                                                                                   ------------------    ------------------
Net asset value at end of period ...............................................   $            19.87    $            19.87
                                                                                   ==================    ==================

Ratio of net expenses to average net assets++ ..................................                 0.00%                 0.00%
Ratio of net investment income to average net assets ...........................                 0.00%                 0.00%
Portfolio turnover*+++ .........................................................                    4%                   12%
Total return* ..................................................................                 1.74%                 3.11%
Net assets at end of period (in thousands) .....................................   $           64,881    $           64,881


------------------
*   Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

        The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                                                 September 30, 2005
                                                                                                 ==================
                                    Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
    Stable Asset Return Fund (cost $22,691,856 and units of 795,466) ..........................  $       24,112,719
    Intermediate Bond Fund (cost $67,510,158 and units of 3,781,633) ..........................          72,338,158
    Large Cap Value Equity Fund (cost $16,937,619 and units of 603,888) .......................          21,701,447
    Large Cap Growth Equity Fund (cost $18,805,389 and units of 458,942) ......................          21,701,447
    Index Equity Fund (cost $45,515,217 and units of 1,771,206) ...............................          55,459,254
    Mid-Cap Value Equity Fund (cost $3,888,456 and units of 331,103) ..........................           4,822,544
    Mid-Cap Growth Equity Fund (cost $3,719,057 and units of 236,456) .........................           4,822,544
    International Equity Fund (cost $26,239,299 and units of 1,517,471) .......................          36,169,079
    Receivable for collective investments sold ................................................              43,803
                                                                                                 ------------------
        Total assets ..........................................................................         241,170,995
                                                                                                 ------------------
                                 Liabilities
    Payable for portfolio units redeemed ......................................................              43,803
                                                                                                 ------------------
        Total liabilities .....................................................................              43,803
                                                                                                 ------------------
Net Assets  (equivalent to $21.39 per unit based on 11,271,445 units outstanding)..............  $      241,127,192
                                                                                                 ==================

 The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                            Statement of Operations
                                   Unaudited


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income ..............................................................   $                -    $                -
                                                                                   ------------------    ------------------
Net realized and unrealized gain on collective investment funds:
       Net realized gain .......................................................            2,227,472             5,150,407
       Change in net unrealized appreciation (depreciation) ....................            4,841,809             4,110,713
                                                                                   ------------------    ------------------
             Net realized and unrealized gain ..................................            7,069,281             9,261,120
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $        7,069,281    $        9,261,120
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

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
     Net investment income .....................................................   $                -    $                -
     Net realized gain on investments ..........................................            2,227,472             5,150,407
     Change in net unrealized appreciation (depreciation) ......................            4,841,809             4,110,713
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from operations ................            7,069,281             9,261,120
                                                                                   ------------------    ------------------
From unitholder transactions
     Proceeds from units issued ................................................            9,371,612            42,920,544
     Cost of units redeemed ....................................................           (4,805,020)          (14,576,452)
                                                                                   ------------------    ------------------
           Net increase in net assets resulting from unitholder transactions....            4,566,592            28,344,092
                                                                                   ------------------    ------------------
           Net increase in net assets ..........................................           11,635,873            37,605,212
Net Assets
     Beginning of period .......................................................          229,491,319           203,521,980
                                                                                   ------------------    ------------------
     End of period .............................................................   $      241,127,192    $      241,127,192
                                                                                   ==================    ==================
Number of units
     Outstanding-beginning of period ...........................................           11,055,719             9,890,662
         Issued ................................................................              441,630             2,086,523
         Redeemed ..............................................................             (225,904)             (705,740)
                                                                                   ------------------    ------------------
     Outstanding-end of period .................................................           11,271,445            11,271,445
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

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)


                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income+ .............................................................   $             0.00    $             0.00
Net expenses(+)++ ..............................................................                 0.00                  0.00
                                                                                   ------------------    ------------------
Net investment income ..........................................................                 0.00                  0.00
Net realized and unrealized gain ...............................................                 0.63                  0.81
                                                                                   ------------------    ------------------
Net increase in unit value .....................................................                 0.63                  0.81
Net asset value at beginning of period .........................................                20.76                 20.58
                                                                                   ------------------    ------------------
Net asset value at end of period ...............................................   $            21.39    $            21.39
                                                                                   ==================    ==================

Ratio of net expenses to average net assets++ ..................................                 0.00%                 0.00%
Ratio of net investment income to average net assets............................                 0.00%                 0.00%
Portfolio turnover*+++..........................................................                    4%                   12%
Total return*...................................................................                 3.03%                 3.94%
Net assets at end of period (in thousands)......................................             $241,127               $241,127


-------------------
*    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

             The accompanying notes are an integral part of these
                        unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                                           September 30, 2005
                                                                                                           ==================
                                    Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
    Intermediate Bond Fund (cost $23,974,974 and units of 1,337,402) .................................     $       25,582,908
    Large Cap Value Equity Fund (cost $16,860,865 and units of 616,978) ..............................             22,171,853
    Large Cap Growth Equity Fund (cost $19,754,305 and units of 468,890) .............................             22,171,853
    Index Equity Fund (cost $44,679,149 and units of 1,634,086) ......................................             51,165,816
    Mid-Cap Value Equity Fund (cost $4,004,892 and units of 351,290) .................................              5,116,581
    Mid-Cap Growth Equity Fund (cost $3,763,411 and units of 250,873) ................................              5,116,581
    Small Cap Equity Fund (cost $4,158,109 and units of 75,962) ......................................              5,116,584
    International Equity Fund (cost $24,718,494 and units of 1,431,105) ..............................             34,110,543
    Receivable for collective investments sold .......................................................                 16,358
                                                                                                           ------------------
        Total assets .................................................................................            170,569,077
                                                                                                           ------------------
                                     Liabilities
    Payable for portfolio units redeemed .............................................................                 16,358
                                                                                                           ------------------
        Total liabilities ............................................................................                 16,358
                                                                                                           ------------------
Net assets  (equivalent to $22.44 per unit based on 7,600,718 units outstanding)......................     $      170,552,719
                                                                                                           ==================

 The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                            Statement of Operations
                                   Unaudited

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income ..............................................................   $                -    $                -
                                                                                   ------------------    ------------------
Net realized and unrealized gain (loss) on collective investment funds:
       Net realized gain .......................................................            1,582,272             3,178,351
       Change in net unrealized appreciation (depreciation) ....................            5,709,970             4,775,265
                                                                                   ------------------    ------------------
             Net realized and unrealized gain ..................................            7,292,242             7,953,616
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $        7,292,242    $        7,953,616
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

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
From operations
     Net investment income .....................................................   $                -    $                -
     Net realized gain on investments ..........................................            1,582,272             3,178,351
     Change in net unrealized appreciation (depreciation) ......................            5,709,970             4,775,265
                                                                                   ------------------    ------------------
         Net increase in net assets resulting from operations ..................            7,292,242             7,953,616
                                                                                   ------------------    ------------------
From unitholder transactions
     Proceeds from units issued ................................................            3,219,515            21,234,219
     Cost of units redeemed ....................................................           (5,723,718)           (9,386,862)
                                                                                   ------------------    ------------------
         Net increase (decrease) in net assets resulting from unitholder
         transations ...........................................................           (2,504,203)           11,847,357
                                                                                   ------------------    ------------------
         Net increase in net assets ............................................            4,788,039            19,800,973
Net Assets
     Beginning of period .......................................................          165,764,680           150,751,746
                                                                                   ------------------    ------------------
     End of period .............................................................   $      170,552,719    $      170,552,719
                                                                                   ==================    ==================
Number of units
     Outstanding-beginning of period ...........................................            7,712,461             7,033,101
         Issued ................................................................              145,694               996,764
         Redeemed ..............................................................             (257,437)             (429,147)
                                                                                   ------------------    ------------------
     Outstanding-end of period .................................................            7,600,718             7,600,718
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

        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                       For the period        For the period
                                                                                      July 1, 2005 to    January 1, 2005 to
                                                                                   September 30, 2005    September 30, 2005
                                                                                   ==================    ==================
Investment income+ .............................................................   $             0.00    $             0.00
Net expenses(+)++ ..............................................................                 0.00                  0.00
                                                                                   ------------------    ------------------
Net investment income ..........................................................                 0.00                  0.00
Net realized and unrealized gain ...............................................                 0.95                  1.01
                                                                                   ------------------    ------------------
Net increase in unit value .....................................................                 0.95                  1.01
Net asset value at beginning of period .........................................                21.49                 21.43
                                                                                   ------------------    ------------------
Net asset value at end of period ...............................................   $            22.44    $            22.44
                                                                                   ==================    ==================

Ratio of net expenses to average net assets++ ..................................                 0.00%                 0.00%
Ratio of net investment income to average net assets............................                 0.00%                 0.00%
Portfolio turnover*+++.........................................................                     4%                   10%
Total return*..................................................................                  4.42%                 4.71%
Net assets at end of period (in thousands).....................................              $170,553              $170,553


-------------------
*     Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the Funds in which the Portfolio invests.
+++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

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

              Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of September 30, 2005, 38.0% of the Fund's net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

              Large-Cap Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of September 30, 2005, 31.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

              Large-Cap Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of September 30, 2005, 23.8% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

              Mid-Cap Growth Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


               Mid-Cap Value Equity Fund--long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

              Small-Cap Equity Fund--long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of September 30, 2005, 13.6% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund's financial statements are available from State Street Bank upon request.

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

                    Unaudited Notes to Financial Statements


2.    Summary of Significant Accounting Policies

       The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2004 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with these Notes to the Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of September 30, 2005 and the results of each of their operations, the changes in each of their net assets and certain financial data for the period ended September 30, 2005.

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

                    Unaudited Notes to Financial Statements


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

       In August 2005, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft for public comment of a proposed Staff Position that would permit the use of contract value accounting for benefit-responsible investment contracts owned by certain investment companies utilized exclusively by defined-contribution and health and welfare benefit plans. In such circumstances, the proposed Staff Position would nonetheless require several changes in financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts.

       Exposure Drafts are subject to change before their final issuance. If a final Staff Position no longer permits the Trust to value its investment contracts at contract value under generally accepted accounting principles, the Trust will likely be required to use a different accounting methodology under which the fair value of the Trust's wrapper agreements could fluctuate daily. If that were to occur, SAFT, and hence SARF, would probably not be able to maintain a stable net asset value per share under generally accepted accounting principles.

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

                    Unaudited Notes to Financial Statements


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

                    Unaudited Notes to Financial Statements


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

       At September 30, 2005, the Intermediate Bond Fund held the following futures contracts:

                                                                                                                  Unrealized
Futures Contracts                          Number of Contracts        Notional Cost     Settlement Month        Depreciation
-----------------                          -------------------        -------------     ----------------        ------------
Long
----
Eurodollar Futures...................             533                $  127,951,975        December 2005     $     (544,987)
Eurodollar Futures...................             181                                         March 2006
                                                                         43,280,800                                 (89,675)
Eurodollar Futures...................              78                    18,726,825        December 2006           (125,775)
Germany Federal Republic Bonds........             32                     4,744,182        December 2005            (16,289)
UK Treasury Bonds....................               8                     1,614,118        December 2005
                                                                                                                    (18,402)
U.S. Treasury Notes 5 Year...........             828                    89,193,457        December 2005
                                                                                                                   (713,894)
                                                                                                             ---------------
                                                                                                             $   (1,509,022)
                                                                                                             ===============


       H.    Forward Foreign Currency Contracts

       The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values. As of September 30, 2005, the Intermediate Bond Fund held the following forward foreign currency contracts:

                                             Principal Amount                           Settlement        Unrealized
Type                  Currency            Covered by Contract     US Dollar Cost              Date      Appreciation
----                  ---------------     -------------------     --------------        ----------      ------------
Bought..........      Euro                            612,000     $      737,032          11/08/05      $      2,330
Sold............      Pound Sterling                8,526,000         15,374,467          10/13/05           292,148
                                                                                                        ------------
                                                                                                        $    294,478
                                                                                                        ============



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

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



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

       At September 30, 2005, the Intermediate Bond Fund held the following interest rate swap contracts:

                                                                          Rate Type
                                                          -----------------------------------------
                                                                                                         Unrealized
  Notional                 Swap             Termination                                                 Appreciation
   Amount              Counterparty             Date             Floating Rate         Fixed Rate      (Depreciation)
   -------             ------------             ----             -------------         ------------------------------
  8,000,000 GBP    Barclays Capital (a)      09/15/2010         6 Month GBP LIBOR          5.00%       $     50,941
  4,000,000 GBP    Barclays Capital (b)      12/15/2034         6 Month GBP LIBOR          5.00%            (44,629)
  3,600,000 EUR    Barclays Capital (b)      12/15/2014        6 Month EURO LIBOR          4.00%            (39,772)
110,000,000 JPY    Barclays Capital (b)      06/15/2015         6 Month JPY LIBOR          1.50%              2,651
 38,400,000 USD    Barclays Capital (b)      12/15/2012         3 Month USD LIBOR          5.00%            481,155
 26,700,000 USD    Lehman Brothers (b)       12/15/2010         3 Month USD LIBOR          4.00%            525,499
 24,400,000 USD    Lehman Brothers (a)       12/15/2015         3 Month USD LIBOR          5.00%           (656,886)
260,000,000 JPY    Merrill Lynch (b)         06/15/2015         6 Month JPY LIBOR          1.50%              4,133
  6,800,000 EUR    UBS (b)                   06/16/2014        6 Month EURO LIBOR          4.00%           (339,648)
                                                                                                       --------------
                                                                                                       $    (16,556)
                                                                                                       ==============

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

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


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

       A summary of the written put options and swaptions for the period ended September 30, 2005 is as follows:

Written Put Option/Swaption Contracts ..........................................   Number of Contracts             Premium
-------------------------------------                                              ---------------------------------------
Outstanding, beginning of year .................................................               13,274     $        146,112
                                                                                   ---------------------------------------
Options written ................................................................                  291              112,649
Options exercised ..............................................................                   --                   --
Options expired ................................................................              (13,565)            (258,761)
Options closed .................................................................                   --                   --
                                                                                   ---------------------------------------
Outstanding, end of period .....................................................                   --                   --
                                                                                   =======================================


       A summary of the written call options and swaptions for the period ended September 30, 2005 is as follows:

Written Call Option/Swaption Contracts .........................................   Number of Contracts              Premium
--------------------------------------                                             ----------------------------------------
Outstanding, beginning of year .................................................               13,304     $         156,303
                                                                                   ----------------------------------------
Options written ................................................................                  386               136,603
Options exercised ..............................................................                   --                    --
Options expired ................................................................              (13,690)             (292,906)
Options closed .................................................................                   --                    --
                                                                                   ----------------------------------------
Outstanding, end of period .....................................................                   --                    --
                                                                                   ========================================

       At September 30, 2005, the Fund did not hold any written call option or swaptions contracts.

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

                    Unaudited Notes to Financial Statements


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

       A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor's contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual year to date fees paid to each investment during the nine-month period are listed below.

                                                                                       Fee Rate Range
Investment Advisor                                                                  Highest to Lowest
------------------                                                                  -----------------
Alliance Capital Management L.P. (Large-Cap Value Equity).......................         .50% to .15%
Ariel Capital Management (Mid-Cap Value Equity).................................         .75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap
Equity and Balanced)**..........................................................         .50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)...............         .75% to .60%
Pacific Investment Management Company (Intermediate Bond).......................         .50% to .25%
Philadelphia International Advisors LP (International Equity)...................         .75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity)............................         .70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity).............................         .85% to .45%
Turner Investment Partners (Mid-Cap Growth Equity)..............................         .65% to .55%
Wellington Management Company LLP (Small-Cap Equity) ...........................         .90% to .70%

*   Subject to a 5% reduction based on aggregate fees.
** Effective July 1, 2005, Capital Guardian Trust Company ceased serving as an Investment Advisor to Small-Cap Equity Fund (See Note 7).

                                                                                         Fees for the
                                                                              Nine-Month Period Ended
Investment Advisor                                                                 September 30, 2005
------------------                                                                 ------------------
Alliance Capital Management L.P. (Large-Cap Value Equity) ......................   $          561,346
Ariel Capital Management (Mid-Cap Value Equity) ................................              269,536
Capital Guardian Trust Company (Balanced) ......................................              492,371
Capital Guardian Trust Company (Large-Cap Growth Equity) .......................              435,489
Capital Guardian Trust Company (Small-Cap Equity) ..............................              159,554
J.P. Morgan Fleming Asset Management Limited (International Equity)  ...........              459,578
Pacific Investment Management Company (Intermediate Bond) ......................              930,530
Philadelphia International Advisors LP (International Equity) ..................              326,012
RCM Capital Management LLC (Large-Cap Growth Equity) ...........................              657,443
Smith Asset Management Group, LP (Small-Cap Equity).............................              458,750
Turner Investment Partners (Mid-Cap Growth Equity) .............................              345,579
Wellington Management Company LLP (Small-Cap Equity) ...........................              660,902

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


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

     The ABRA Program fee is based on the value of Program assets and the following annual fee rates:

                                                      Rate for ABRA for the
Value of Program Assets                         Period Ended September 30, 2005
--------------------------------------  ---------------------------------------

First $500 million                                                        .075%
Next $850 million                                                         .065%
Next $1.15 billion                                                        .035%
Next $1.5 billion                                                         .025%
Over $4.0 billion                                                         .015%

       ABRA received Program fees of $1,238,806 for the nine-month period ended September 30, 2005. These fees are allocated to each Fund based on net asset value.

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

       A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ABRA that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the nine-month period ended September 30, 2005 totaled $24,936 and is allocated to each Fund based on net asset value.

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

        Effective October 1, 2005, ABRA and State Street Bank have agreed that the program expense fee payable to State Street Bank be changed from its current base amount plus participant-based charges to an annual asset-based charge (plus a base charge of $506,000 for the remainder of 2005 only) as follows:


Value of Program Assets               Rate of State Bank Program Expense Fee
----------------------------------  -------------------------------------------
First $2.0 billion                                                         .40%
Next $1.0 billion                                                          .31%
Next $1.0 billion                                                          .21%
Over $4.0 billion                                                          .13%


       A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts and Equitable Real Estate Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds. The trustee,

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


management and administrative fees attributable to the Funds held in the Structured Portfolio Service are also accrued and paid from the Funds at the following rates:


Value of Assets in all Funds                                           Rate
----------------------------                                       -----------

First $1.0 billion  (January 1, 2005 through March 31, 2005)            .1560%
First $1.0 billion  (beginning April 1, 2005)                           .1835%
Next $1.8 billion                                                       .0580%
Over $2.8 billion                                                       .0250%

       State Street Bank received program fees of $7,655,845 for the nine-month period ended September 30, 2005 and trustee, management and administration fees which aggregated $2,274,467 for the nine-month period ended September 30, 2005. These fees are allocated to each Fund based on net asset value.

       The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

       Effective October 1, 2005, ABRA and State Street Bank agreed that the schedule of annual trust, management and administrative fees be increased as follows:


Value of Assets in all Funds                                           Rate
----------------------------                                       -----------

First $1.0 billion                                                       .211%
Next $1.8 billion                                                        .067%
Over $2.8 billion                                                        .029%


4.    Purchases and Sales of Securities

       The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:



                                                                            Nine-Month Period Ended September 30, 2005
                                                                     ----------------------------------------------------
                                                                            Purchases                       Sales
                                                                     ----------------------       -----------------------

Balanced Fund.................................................       $           68,839,965       $            76,729,319
Index Equity Fund.............................................                   32,797,021                    20,002,440
Intermediate Bond Fund........................................                   41,575,943                    37,985,686
International Equity Fund.....................................                   65,246,884                    41,300,913
Large-Cap Growth Equity Fund..................................                  210,775,563                   264,677,932
Large-Cap Value Equity Fund...................................                   72,663,305                    55,308,406
Mid-Cap Growth Equity Fund....................................                   93,729,457                    85,445,064
Mid-Cap Value Equity Fund.....................................                   25,784,826                    12,402,993
Small-Cap Equity Fund.........................................                  135,259,946                   146,927,097

Conservative Structured Portfolio Service.....................                   14,396,632                     7,551,843
Moderate Structured Portfolio Service.........................                   56,145,614                    27,501,522
Aggressive Structured Portfolio Service.......................                   28,793,351                    16,945,995


        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements

       The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:



                                                                            Nine-Month Period Ended September 30, 2005
                                                                     ------------------------------------------------------
                                                                             Purchases                       Sales
                                                                     ------------------------     -------------------------

Intermediate Bond Fund                                               $        1,042,079,008       $           837,435,341


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

       At September 30, 2005, the Funds' market value of securities on loan and collateral received for securities loaned was as follows:


                                                                            Market Value of
Fund                                                                       Loaned Securities           Collateral Value
----                                                                       -----------------           ----------------
Balanced*......................................................          $          17,842,542     $            18,203,178
Intermediate Bond..............................................                     83,797,699                  85,723,370
International Equity...........................................                     23,878,318                  25,068,294
Large-Cap Growth Equity .......................................                     29,698,638                  30,306,269
Large-Cap Value Equity.........................................                     16,067,549                  16,477,469
Mid-Cap Growth Equity..........................................                     17,869,574                  18,143,345
Mid-Cap Value Equity...........................................                      2,644,691                   2,685,894
Small-Cap Equity...............................................                     86,031,778                  87,518,919


* Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at September 30, 2005 were in the form of U.S. Treasury Obligations in amounts as follows:


                                                                                                           Non-Cash
Fund                                                                                                   Collateral Value
----                                                                                                   ----------------
Balanced.......................................................                                    $              4,195


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

       For the quarter ended September 30, 2005, the Stable Asset Return
Fund experienced an annualized total return, net of expenses, of 3.58%. By comparison, the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund, weighted 70%/30%, respectively, produced an investment record of 3.10% for the same period. For the nine months ended September 30, 2005, the Fund experienced an annualized total return, net of expenses, of 3.40%, compared to an investment record of 2.99% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       During the quarter, the Fund maintained an average allocation of 30% money market and 70% investment contracts. The money market portion of the portfolio outperformed the iMoneyNet MFR Prime Institutional Money Market Fund benchmark while the investment contract portion of the portfolio also outperformed the Ryan Labs Three Year GIC Index. The portfolio was structured in anticipation of the Federal Funds rate increases that occurred on August 9 and September 20. While the majority of fixed rate securities were invested monthly after each Federal Reserve meeting, the remainder was invested in securities with longer maturities. Floating rate securities continued to be purchased throughout the quarter, increasing from 59.7% of the portfolio on June 30 to 62.8% on September 30. The weighted average maturity increased by seven days, from 42 days on June 30 to 49 days on September 30. Contract investments in the portfolio focused on maintaining the strategic allocation to GICs by replacing maturing assets. GICs continue to exhibit a steeper yield curve than treasuries and additional yield may be gained by buying slightly longer duration assets. During the third quarter, investments in the Fund were made at an average yield of 4.64%. Additionally, investments in the portfolio had a weighted average duration of just under five years, compared to the three-year maximum duration of instruments comprising the Ryan Labs Three Year GIC Index. The longer duration focus continues to add to outperformance versus the index.

       The Stable Asset Return Fund outperformed the combination benchmark on an annualized basis for the nine month period ended September 30, 2005. The money market portion of the portfolio outperformed the iMoneyNet MFR Prime Institutional Money Market Fund benchmark while the investment contract portion of the portfolio also outperformed the Ryan Labs Three Year GIC Index. The theme in the money market portion for the period continued to be managing reinvestment risk in the context of Federal Reserve rate increases. Floating rate securities and shorter maturing bonds contributed to the portfolio's outperformance by allowing reinvestment at higher rates as the Federal Reserve moved. The year to date outperformance of the investment contract portion of the Fund was derived from holding longer dated assets versus the benchmark and spread tightening in home equity and commercial mortgage backed securities.

Intermediate Bond Fund

       The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

       For the quarter ended September 30, 2005, the Intermediate Bond
Fund experienced a total return, net of expenses, of (0.76)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.68)% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 1.83%, compared to an investment record of 1.82% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2005. Most bond sectors lost ground in the third quarter as Treasury yields rose sharply. The benchmark ten-year Treasury yield ended the quarter at 4.33%, 41 basis points higher than at the end of the previous quarter. Interest rates were volatile intra quarter despite ending higher for the full period. Rates rose in July, fell in August and then reversed course again in September as investor sentiment shifted about the direction of Federal Reserve policy, the impact of two Gulf Coast hurricanes and the potential for a pullback in the surging housing market. The yield curve continued to flatten over the quarter. The biggest uncertainty in bond markets during the quarter was whether soaring energy prices, already a worry even before the hurricanes, would drive inflation higher or exert a more powerful negative impact on growth by crimping consumer purchasing power. Crude oil prices touched a record (in nominal terms) of more than $70 per barrel during the quarter before falling back. The Federal Reserve lifted the federal funds rate a total of 50 basis points during the quarter to 3.75%. Federal Reserve policy makers gave no indication they were considering a pause, stating on the occasion of both increases that rates may rise at a "measured pace". In its latest statement, the Federal Reserve said higher energy prices post-Hurricane Katrina could cause inflation to accelerate.

       Interest rate strategies negatively impacted performance. Above-benchmark duration during the quarter hurt performance as Treasury yields sharply increased. Curve positioning, with an emphasis on short to intermediate maturities relative to the benchmark, was also negative for performance as the yield curve continued to flatten. Mortgage-backed securities underperformed like-duration Treasury bonds during the quarter. The mortgage sector was adversely affected by duration extension due to higher interest rates, which more than offset mortgages' yield advantage relative to Treasury bonds. However, the portfolio's emphasis on 5.5% coupons and positive security selection more than offset the negative impact of being overweight the sector. Investment grade corporate bonds outpaced Treasury bonds of similar duration as their yield advantage cushioned the impact of rising rates. The Fund's underweight to corporate securities was negative for performance but positive security selection of pipeline issues helped mitigate some of this impact. Less volatile fixed income asset classes such as real return and municipal bonds outpaced Treasury bonds during the quarter and added to performance. Municipal bonds tend to outperform Treasury bonds when rates rise. In the case of Treasury Inflation Protection Securities, real yields rose less than yields on nominal bonds of comparable maturity. Emerging market exposure to Mexican sovereign debt, a relatively new addition to the portfolio, added to performance as cash continued to flow into the asset class amid improving credit fundamentals and ratings upgrades.

       The Intermediate Bond Fund slightly outperformed the Lehman
Brothers Aggregate Bond Index for the nine month period ended September 30, 2005. Interest rate strategies have been mixed for performance year to date. A close to benchmark duration posture has been largely neutral for relative performance. Yield curve strategies designed to benefit from a steepening of the curve have been negative for performance as the curve has flattened year to date.

Balanced Fund

       The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

       For the quarter ended September 30, 2005, the Balanced Fund experienced a total return, net of expenses, of 1.95%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 2.11% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 2.19%, compared to an investment record of 3.24% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

       The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the quarter ended September 30, 2005. Portfolio results were helped by stock selection among pharmaceutical and biotech companies (AstraZeneca, Amgen and Allergan). Stock selection within the consumer discretionary sector was also a positive. Several energy stocks were large contributors to absolute returns, although relative returns were hurt by stock selection in this sector. Stock selection in financials, specifically positions in government-sponsored mortgage providers, hurt results as continued uncertainty over their future regulatory oversight caused these stocks to decline.

       The fixed income portion of the Balanced Fund, which is advised by Pacific Investment Management Company LLC and is invested through the Intermediate Bond Fund, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2005. Most bond sectors lost ground in the third quarter as Treasury yields rose sharply. The benchmark ten-year Treasury yield ended the quarter at 4.33%, 41 basis points higher than at the end of the previous quarter. Interest rates were volatile intra quarter despite ending higher for the full period. Rates rose in July, fell in August and then reversed course again in September as investor sentiment shifted about the direction of Federal Reserve policy, the impact of two Gulf Coast hurricanes and the potential for a pullback in the surging housing market. The yield curve continued to flatten over the course of the quarter. The biggest uncertainty in bond markets during the quarter was whether soaring energy prices, already a worry even before the hurricanes, would drive inflation higher or exert a more powerful negative impact on growth by crimping consumer purchasing power. Crude oil prices touched a record (in nominal terms) of more than $70 per barrel during the quarter before falling back. The Federal Reserve lifted the federal funds rate a total of 50 basis points during the quarter to 3.75%. Federal Reserve policy makers gave no indication they were considering a pause, stating on both occasions that rates may rise at a "measured pace". In its latest statement, the Federal Reserve said higher energy prices post-Hurricane Katrina could cause inflation to accelerate.

       Interest rate strategies negatively impacted performance. Above-benchmark duration during the quarter hurt performance as Treasury yields sharply increased. Curve positioning, with an emphasis on short to intermediate maturities relative to the benchmark, was also negative for performance as the yield curve continued to flatten. Mortgage-backed securities underperformed like-duration Treasury bonds during the quarter. The mortgage sector was adversely affected by duration extension due to higher interest rates, which more than offset mortgages' yield advantage relative to Treasury bonds. However, the portfolio's emphasis on 5.5% coupons and positive security selection more than offset the negative impact of being overweight the sector. Investment grade corporate bonds outpaced Treasury bonds of similar duration as their yield advantage cushioned the impact of rising rates. The portfolio's underweight to corporate securities was negative for performance but positive security selection of pipeline issues helped mitigate some of this impact. Less volatile fixed income asset classes such as real return and municipal bonds outpaced Treasury bonds during the quarter and added to performance. Municipal bonds tend to outperform Treasury bonds when rates rise. In the case of Treasury Inflation Protection Securities, real yields rose less than yields on nominal bonds of comparable maturity. Emerging market exposure to Mexican sovereign debt, a relatively new addition to the portfolio, added to performance as cash continued to flow into the asset class amid improving credit fundamentals and ratings upgrades.

       The equity portion of the Balanced Fund, which is advised by Capital Guardian Trust Company, underperformed the Russell 1000 Index for the nine-month period ended September 30, 2005. Stock selection and overweighting in the healthcare sector was the top contributor to results for the period. Underweighting in the consumer discretionary sector was also helpful. Poor stock selection in financials was responsible for a majority of the portfolio's underperformance for the period. Among the top individual detractors for the period, three came from the financials sector (Fannie Mae, Freddie Mac and JPMorgan Chase) and two came from the consumer discretionary sector (eBay and Time Warner).

       The fixed income portion of the Balanced Fund, which is advised by Pacific Investment Management Company LLC and is invested through the Intermediate Bond Fund, outperformed the Lehman Brothers Aggregate Bond Index for the nine month period ended September 30,

2005. Interest rate strategies have been mixed for performance year to date. A close to benchmark duration posture has been largely neutral for relative performance. Yield curve strategies designed to benefit from a steepening of the curve have been negative for performance as the curve has flattened year to date. Interest rate strategies have been mixed for performance year to date.

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

          For the quarter ended September 30, 2005, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 3.90%. By comparison, the Russell 1000 Value Index produced an investment record of 3.88% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 5.28%, compared to an investment record of 5.72% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital Management L.P., outperformed the Russell 1000 Value Index for the quarter ended September 30, 2005. Several transportation holdings contributed to relative performance for the quarter. Norfolk Southern and Burlington Northern Santa Fe benefited from strong revenue improvement driven by increased cargo rates and shipments of consumer goods and commodities.

       Other contributors were diversified across sectors. Within the consumer cyclicals sector, Office Depot's stock price rose during the quarter after management announced strong earnings due to cost-cutting measures. Meanwhile, shares of Hewlett-Packard climbed during the quarter after a series of positive developments: management raised guidance, reported strong second-quarter earnings, discussed plans for a large restructuring to reduce costs and announced a significant buyback of outstanding shares. Also, profit improvement within Hewlett-Packard's PC enterprise and hardware business materialized faster than analysts anticipated. Lastly, Marathon Oil increased on surging energy prices during the quarter. On the downside, several financial stocks traded down in the third quarter. Both Freddie Mac and Fannie Mae fell on further concerns about accounting issues and political efforts to control the size of their mortgage portfolios.

       The performance of the indexed portion of the Large-Cap Value
Equity Fund for the quarter ended September 30, 2005 was consistent with the Russell 1000 Value Index after taking into account expenses.

       The actively managed portion of the Large-Cap Value Equity Fund, which is advised by Alliance Capital Management L.P., underperformed the Russell 1000 Value Index for the nine month period ended September 30, 2005. Contributors to relative performance were diversified across sectors. Within the consumer cyclicals sector, Office Depot's stock price rose after management announced strong earnings due to cost-cutting measures. Meanwhile, within the consumer growth sector, exposure to Medco helped performance. Shares of Medco recovered due in part to news that the company will continue to provide its services to a major customer. Lastly, a position in Marathon Oil contributed to relative returns as the company benefited from surging oil prices during the period.

       On the downside, several financial stocks traded down during the period. Both Freddie Mac and Fannie Mae fell on further concerns about accounting issues and political efforts to control the size of their mortgage portfolios. Analysis, however, suggests that the stocks are very attractive even in the unlikely event that they are forced to totally divest themselves of their mortgage portfolios. Just before the end of the third quarter, the agencies' regulator, the Office of Federal Housing Enterprise Oversight, issued a statement declaring that it anticipated Fannie Mae would meet its September 30 capital requirements.

       The performance of the indexed portion of the Large-Cap Value
Equity Fund for the nine month period ended September 30, 2005 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

       For the quarter ended September 30, 2005, the Large-Cap Growth
Equity Fund experienced a total return, net of expenses, of 3.88%. By comparison, the Russell 1000 Growth Index produced an investment record of 4.01% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 2.40%, compared to an investment record of 2.22% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended September

30, 2005. Portfolio results were helped by stock selection among pharmaceutical and biotech companies (AstraZeneca, Amgen and Allergan). Stock selection within the consumer discretionary sector was also a positive. Several energy stocks were large contributors to absolute returns, although relative returns were hurt by stock selection in this sector. Stock selection in financials, specifically positions in government-sponsored mortgage providers, hurt results as continued uncertainty over their future regulatory oversight caused these stocks to decline.

       The other actively managed portion of the Large-Cap Growth Equity
Fund, which is advised by RCM Capital Management LLC, outperformed the Russell 1000 Growth Index for the quarter ended September 30, 2005. Stock selection in the third quarter cost 59 basis points in performance. Stock selection within semiconductors, diversified financials and household & personal products aided performance for the quarter. Stock selection within internet software, energy and biotechnology detracted from returns. For the third quarter 2005, industry strategy added 89 basis points. An overweight in biotechnology and energy and an underweight in media and retailing helped performance returns. Overweighting in consumer services and food & drug retailing and underweighting in utilities and communications equipment detracted from returns.

       The performance of the indexed portion of the Fund for the quarter ended September 30, 2005 was consistent with the Russell 1000 Growth Index after taking into account expenses.

       The portion of the Large-Cap Growth Equity Fund which is advised by Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the nine month period ended September 30, 2005. Stock selection and overweighting in the healthcare sector was the top contributor to results for the period. Underweighting in the consumer discretionary sector was also helpful. Poor stock selection in financials was responsible for a majority of the portfolio's underperformance for the period. Among the top individual detractors for the period, three came from the financials sector (Fannie Mae, Freddie Mac and JP Morgan Chase) and two came from the consumer discretionary sector (eBay and Time Warner).

       The other actively managed portion of the Large-Cap Growth Equity
Fund, which is advised by RCM Capital Management LLC, outperformed the Russell 1000 Growth Index for the nine month period ended September 30, 2005. Positive stock selection added 209 basis points to performance. Stock selection within internet software and services, semiconductors and computers and peripherals helped performance for the year to date period, while stock selection within biotechnology, capital goods and communications equipment detracted from returns. Industry strategy for the period cost 69 basis points. Overweight in energy and biotechnology and underweight in media and retailing aided performance. Overweight in internet software & services and consumer services and underweight in healthcare providers & services and pharmaceuticals detracted from performance.

       The performance of the indexed portion of the Fund for the nine month period ended September 30, 2005 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

       The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

       For the quarter ended September 30, 2005, the Index Equity Fund experienced a total return, net of expenses, of 3.90%. By comparison, the Russell 3000 Index produced an investment record of 4.01% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 3.69%, compared to an investment record of 4.00% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

        The performance of the Index Equity Fund for the quarter was consistent with the Russell 3000 Index after taking into account expenses.

        The performance of the Index Equity Fund for the nine month period was consistent with the Russell 3000 Index after taking into account expenses.

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

       For the quarter ended September 30, 2005, the Mid-Cap Value Equity Fund, which is advised by Ariel Capital Management, LLC, experienced a total return, net of expenses, of 1.36%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 5.35% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 1.36%, compared to an investment record of 11.16% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap
Value Index for the quarter ended September 30, 2005. Major indices moved up for the quarter, after trending sideways for the first half of the year. This rebound was tempered by Hurricanes Katrina and Rita, which ravaged the Gulf of Mexico and the U.S. oil industry. With the major refining and producing infrastructure damaged, energy prices surged, narrowing the group of companies driving the gains for the year to primarily energy-related, utility and healthcare issues. For the third quarter, the Russell Mid-Cap Value Index's energy holdings rose 11.3%, propelling the sector's year-to-date return to 38.8%. These strong returns boosted the Russell Mid-Cap Value Index to returns of 5.4% for the quarter and 11.2% year-to-date. Without the extra gas provided by energy's astronomical run, the Russell Mid Cap Value Index's non-energy performance was 4.0% for the quarter. Against this background, the portfolio returned 1.6% for the quarter. A closer look at third quarter results shows that the portfolio performed well in key areas of health care (+13.8%) and financial services (+3.1%). Conversely, consumer discretionary and services holdings (-2.3%) continued to struggle amidst a challenging environment for advertising-related stocks. Looking at specific stocks, performance was boosted by Omnicare (+32.6%), whose shares rose due to strong earnings resulting from the company's restructuring and cost containment initiatives. Performance was impaired by Harte-Hanks, Inc. (-10.9%), which traded down during the quarter due to investor concerns over slower revenue growth.

       The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap
Value Index for the nine month period ended September 30, 2005. Year-to-date performance for the Russell Mid Cap Value Index has been driven by the surge in energy prices. Breaking out the Russell Mid Cap Value Index's 11.2% performance, energy holdings were up 38.8%, while non-energy holdings were up 4.2%. Against this backdrop, the portfolio was up 2.1%. Holdings within the healthcare (+25.6%) and financial services (+7.6%) sectors provided positive performance relative to the Russell Mid Cap Value Index. This performance was partially offset by the continued surge in the integrated oils (+83.1%) and other energy (+68.5%) sectors that the portfolio avoids, along with weakness in the newspapers and advertising industries. Looking at specific stocks, Equifax shares appreciated 24.8% as a result of strong margin growth from international businesses and solid growth in its business of providing credit information directly to consumers. Conversely, performance was negatively impacted by Interpublic Group. Interpublic Group's -13.1% year-to-date performance has been the result of slow revenue growth and a delayed release of its financial statements.

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

       For the quarter ended September 30, 2005, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of 7.12%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 6.55% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 8.15%, compared to an investment record of 8.37% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the quarter ended September 30, 2005. On an absolute basis, the performance of the portfolio was driven by solid results in the energy (+43.7%) and utility (+30.1%) sectors. Only one sector had a negative return for the quarter, consumer discretionary (-2.3%). When the portfolio's performance is compared to the benchmark, six of the ten sectors outperformed. The portfolio benefited from better results in the energy (+0.7% versus the benchmark) and utility (+0.6% versus the benchmark) and consumer discretionary (+0.4% versus the benchmark) sectors.

       The portfolio's energy stocks advanced (+44%) for the quarter as the entire group is riding the wave of higher commodity prices. Ultra Petroleum Corp. continues to be a leader in this sector, climbing 87% for the quarter and over 140% for the previous twelve months. Production increases in Ultra Petroleum's China and Wyoming assets, coupled with rising energy prices, have provided a substantial benefit to this energy & pipelines company's earnings. Other energy & pipelines companies also performed well during the quarter as noted by the results of Range Resources Corp. (+44%), and XTO Energy Inc. (+33%). Currently the portfolio has exposure to energy & pipelines, coal, refining and drilling companies. In the utility sector, performance has been strong, as this sector advanced over 30% for the quarter. Within this sector, NII Holdings Inc. (+32%) provided a strong return, as wireless penetration rates in the Latin American markets that it focuses on have been improving dramatically. Additionally, holdings in Questar Corp. (+34%) and Southwestern Energy Co. (+32%) have performed well on the strength of their natural gas exploration businesses. Consumer discretionary holdings declined for the quarter, but managed to provide a modestly better result than the benchmark (-2% vs. -3% for the benchmark). A focus on higher end retailers, such as Chico's FAS Inc. (+7%) and Urban Outfitters Inc. (+4%), proved to be a benefit as these companies' consumers are generally more insulated from higher interest rates and increased energy prices. In addition, the portfolio has exposure to gaming-related companies that performed well during the quarter, as noted by the advances in MGM Mirage (+11%) and Scientific Games Corp. (+15%), which caters to the instant ticket lottery industry. Like high end retail, these companies are generally insulated from slower consumer spending. The portfolio's technology stocks advanced 8% for the quarter, but lagged that of the benchmark (+11%). In this sector, strong results from semiconductor holdings (+15%) were partially offset by weakness in selected holdings, such as Avid Technology Inc. (-24%) and Cogent Inc. (-17%). Avid Technology, a provider of software and hardware for digital media production, declined due to contract delays in its core broadcast business. Cogent, which provides automated fingerprint identification systems to governments and law enforcement agencies, traded lower due to concerns that the rebuilding effort for Hurricane Katrina would divert spending from homeland security initiatives.

       The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap
Growth Index for the nine month period ended September 30, 2005. When analyzing the portfolio's performance, the consumer discretionary, energy and utility sectors contributed the most to performance versus the benchmark while the majority of the relative underperformance - approximately (-1.6%) versus the benchmark) - was attributable to the healthcare sector. Within consumer discretionary, a retail theme that has been in place throughout the year is the portfolio's bias toward high-end retailers, including Chico's FAS Inc. (+62%), Urban Outfitters Inc. (+32%), Coach Inc. (+11%), and American Eagle Outfitters Inc. (+20%). These companies have experienced solid square footage growth due to niche-oriented businesses. Additionally, casinos & gaming companies (e.g., Station Casinos, Scientific Games) have continued to benefit from increased gambling venues and products. Another boost to performance has been the energy sector which, as a group, advanced 81% during the first nine months of the year. Leading the way were oil & gas production and coal companies Ultra Petroleum (+136.4%) and Range Resources (+89.1%) as well as Peabody Energy (+109.5%), the world's largest private-sector coal company.

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

       Effective July 1, 2005, Capital Guardian Trust Company ceased serving as an Investment Advisor to the Small-Cap Equity Fund and the assets of the Fund previously managed by Capital Guardian were allocated into three portions, two of which are actively managed by Wellington Asset Management Company, LLP and Smith Asset Management Group, L.P., respectively, both of which have been advising on other portions of the Fund since prior to January 1, 2005, and the third of which is invested by State Street in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street the performance of which is intended to replicate that of the Russell 2000 Index. The performance of the portion of the Small-Cap Equity Fund previously managed by Capital Guardian Trust Company is included in the performance of each of the portions of the Fund advised by Wellington Asset Management Company, LLP and Smith Asset Management Group, L.P., and in the portion invested by State Street in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund for the quarter ended September 30, 2005.

       For the quarter ended September 30, 2005, the Small-Cap Equity Fund experienced a total return, net of expenses, of 5.64%. By comparison, the Russell 2000 Index produced an investment record of 4.69% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 5.25%, compared to an investment record of 3.38% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The portion of the Small-Cap Equity Fund advised by Wellington
Asset Management Company, LLP outperformed the Russell 2000 Index for the quarter ended September 30, 2005. Stock selection in the financials sector was positive, driven by a strong move in shares of the NASDAQ Stock Market, Inc. Shares of regional banks First Citizens and UMB Financial also moved higher during the third quarter on the back of strong earnings driven by fewer bad loans and robust commercial lending. Relative performance in the telecommunications sector was strong in the third quarter, helped by the performance of wireless carriers Dobson Communications and UbiquiTel. Fundamentals for both companies are solid with improving revenues from existing customers and roaming charges, while churn rates (rate of monthly customer turnover) are declining. Energy stocks continue to dramatically outperform the market as oil futures soared in the wake of two hurricanes in the Gulf of Mexico. While the hurricanes disrupted output for some of the companies with production in the Gulf, the stocks shot higher as many smaller companies have tremendous earnings leverage to higher prices. The industrials sector was pushed higher by strong returns among building products and construction stocks. Wallboard manufacturer USG was up sharply given the expected surge in demand following the hurricanes in the gulf. Profits in USG were taken late in the quarter. Professional services firm Resources Global continues to outperform, benefiting from strong demand as companies scramble to comply with Sarbanes-Oxley reporting requirements. Retail stocks were among the weakest areas of the performance during the quarter as the market is concerned about the impact of high energy prices on consumer spending. Craft retailer AC Moore was down sharply on slowing sales and higher-than-expected costs. While the drop eliminated the gains in the position, the longer-term story is intact. Guitar Center also lost ground but held up well relative to other specialty retailers. Biotechnology stocks were very strong performers for the quarter, but the portfolio's biotechnology holdings trailed the market in large part due to the negative impact of Incyte. Shares of Incyte fell sharply at the end of the quarter after the FDA requested additional Phase II trials of the company's HIV drug, Reverset.

       The portion of the Small-Cap Equity Fund advised by Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the quarter ended September 30, 2005. Stock selection was exceptionally good within the financial and industrial sectors and only contributed negatively in three sectors for the quarter. Relative underperformance for the quarter was driven almost entirely by poor performance in the consumer discretionary sector particularly with retailers. Several retail holdings announced much weaker than anticipated same-store sales numbers during the quarter and were sold as a result, reducing exposure to an underweight position relative to the benchmark. Three of the best performing stocks for the quarter were Ceradyne (+53%), Quality Systems (+46%) and Valueclick (+39%). Ceradyne, a manufacturer of body armour for the defense department, benefitted from several Defense Department contract awards and increased focus on providing personal force protection for troops in Iraq. Quality systems, a health care information systems provider, reported earnings well above expectations during the quarter. Bebe Stores (-33%), Shoe Carnival (-34%) and Hartmarx (-35%) were the three worst performing stocks during the quarter and were all sold due to negative earnings news. The biggest shift in sector exposure came in the discretionary sector as many of the stocks in the portfolio reported weaker than expected earnings. The weighting of this sector was reduced from 16.5% to 12.5% which resulted in a 2% underweight versus the benchmark. The exposure was redistributed among the remaining sectors rather than in any particular sector.

       The performance of the indexed portion of the Small-Cap Equity Fund for the quarter ended September 30, 2005 was consistent with the Russell 1000 Growth Index after taking into account expenses.

       The portion of the Small-Cap Equity Fund advised by Wellington
Asset Management Company, LLP outperformed the Russell 2000 Index for the nine month period ended September 30, 2005. A bottom-up investment approach produced strong relative results in the first nine months of the year, with outperformance in eight of the ten broad market sectors. The top-performing sectors year-to-date were financials, information technology, and telecommunication services. The financial sector contributed to relative returns due to strong security selection, most notably among the commercial banks, with holdings such as UMB Financial. Although the information technology sector was weak as a whole, the portfolio's strong security selection produced strong relative returns. Year-to-date, the telecommunication services sector also aided relative results, particularly from a holding in Dobson Communication, which is up over 300% year-to-date. On the negative side, poor stock selection in the industrials and energy sector detracted from performance relative to the Russell 2000.

       The portion of the Small-Cap Equity Fund advised by Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the nine month period ended September 30, 2005. Virtually all of the excess return came from positive stock selection rather than specific relative weightings versus the index. Technology, health care and consumer discretionary stocks contributed the most significantly to the year's out-performance while the only sector experiencing negative selection was energy.

       The portion of the Small-Cap Equity Fund advised by Capital
Guardian Trust Company through June 30, 2005 underperformed the Russell 2000 Index for the six month period then ended. Stock selection in the financials, consumer discretionary, healthcare and utilities sectors contributed to performance, while the largest detractors to relative and absolute returns for the six month period ended June 30, 2005 were positions in the information technology and industrials sectors.

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

       For the quarter ended September 30, 2005, the International Equity
Fund experienced a total return, net of expenses, of 9.60%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") produced an investment record of 11.75% for the same period. For the nine months ended September 30, 2005, the Fund experienced a total return, net of expenses, of 8.99%, compared to an investment record of 11.76% for the MSCI AC World Ex-U.S. Index for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

       The portion of the International Equity Fund advised by JPMorgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2005. The value of the porttfolio rose over 10% in the third quarter but nontheless did not keep pace with the benchmark. Several factors held back performance in the third quarter. The portfolio's large-cap orientation continued to handicap performance as smaller cap names continued to dominate the markets. Being underweight Japan and emerging markets was also a detriment as both those regions racked up the largest gains during the quarter. Holdings of companies whose earnings are geared to consumers in the U.K. and U.S. also hurt performance. Higher interest rates and the recent spike in gas prices soured investors on such stocks. This negatively impacted a number of major holdings in the areas of consumer staples, consumer discretionaries and financials. On the positive side, the portfolio benefitted from overweight positions in a number of natural resource companies. Oil stocks like Total, ENI and BG Group as well as mining companies like CVRD and BHP Billiton were stellar performers. A number of Japanese and emerging market holdings also performed extremely well. The only problem was that the portfolio did not hold more of them.

       The portion of the International Equity Fund advised by Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2005. International equity markets surged in the third quarter, bringing the MSCI AC World Ex-U.S Index to its highest close in five years. The portfolio participated in the rally, but lagged the market benchmark. The primary reason for this shortfall was an underweight in emerging markets combined with weak security selection which was evident in the European portfolio, and on a sector basis, in consumer discretionary, financial and industrial stocks. Financial stocks were underweighted Japanese financials, which was one of the quarter's best performing sectors. Year-to-date, the portfolio return remains below the benchmark due primarily to the underperformance in the third quarter. An underweight in emerging markets, which have rallied significantly this year, has been the primary driver of the performance shortfall. Looking at sectors, stock selection was particularly weak in materials, telecommunication services, and consumer staples.

       The portion of the International Equity Fund advised by JPMorgan Fleming Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the nine month period ended September 30, 2005. For the most part, the factors that impacted the portfolio in the third quarter were the same ones that impacted it on a year-to-date basis. On the negative side, a large cap bias, an underweight in emerging markets and holdings in consumer and financial stocks geared to consumers in the U.S. and U.K. hurt performance. Being underweight Japan did not hurt the portfolio on a year-to-date basis even though it was a major factor in the third quarter. On the positive side, holdings of oil and mining companies and stock selection in emerging markets and Japan aided performance.

       The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. underperformed the MSCI AC World Ex-U.S. Index for the nine month period ended September 30, 2005. Year-to-date, the portfolio return remains below the benchmark due primarily to the underperformance in the third quarter. An underweight in emerging markets, which have rallied significantly this year, has been the primary driver of the performance shortfall. Looking at sectors, stock selection was particularly weak in materials, telecommunication services, and consumer staples.

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

       For the quarter ended September 30, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of 1.77% for the Conservative Portfolio, 3.06% for the Moderate Portfolio, and 4.41% for the Aggressive Portfolio.

       For the nine month period ended September 30, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of 3.16% for the Conservative Portfolio, 3.96% for the Moderate Portfolio, and 4.70% for the Aggressive Portfolio.

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

Item 4.  CONTROLS AND PROCEDURES.

     Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2005.

     Internal Control Over Financial Reporting: No change in the Collective Trust's internal control over financial reporting occurred during the Collective Trust's last fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Collective Trust's internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2005, the Collective Trust issued an aggregate of approximately $127,000,000 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.

Item 6.  EXHIBITS

31.1* Certification of Phil Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*   Certification of Beth M. Halberstadt pursuant to Rule
        13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Phil Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    AMERICAN BAR ASSOCIATION MEMBERS/
                                    STATE STREET COLLECTIVE TRUST


November 9, 2005                  By: /s/ Phil Lussier
                                        -------------------------------
                                        Name:  Phil Lussier
                                        Title: Chief Executive Officer



November 9, 2005                    By: /s/ Beth M. Halberstadt
                                        -------------------------------
                                        Name:  Beth M. Halberstadt
                                        Title: Chief Financial Officer

EXHIBIT INDEX

31.1* Certification of Phil Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*   Certification of Beth M. Halberstadt pursuant to Rule
        13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Phil Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.