Form 10-K
period 2005-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2006-03-16
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.87 billion.

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

PART I

ITEM 1.    Business.

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds program (the “Program”). As of December 31, 2005, there were ten separate collective investment funds (the “Funds”) and three portfolios of a Structured Portfolio Service. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above. The Funds and portfolios are Investment Options under the Program, which is sponsored by ABA Retirement Funds (formerly called the American Bar Retirement Association) (“ARF”). Effective on or about August 1, 2006, the Collective Trust intends to establish and offer five portfolios of the Retirement Date Funds as Investment Options under the Program.

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in separate fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”), a trust company established under the laws of the state of New Hampshire and a wholly-owned subsidiary of State Street Bank and Trust Company (“State Street Bank”), serves as trustee of the Collective Trust.

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

THE PROGRAM

The Program is sponsored by ARF, an Illinois not-for-profit corporation organized by the ABA to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As of December 31, 2005, there were approximately 4,300 plans participating in the Program through which approximately 48,000 Participants participated in the Program.

As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds and the portfolios of the Structured Portfolio Service under the Collective Trust. State Street Bank provides administrative and recordkeeping services required by the Program. State Street Bank has engaged CitiStreet to provide such recordkeeping and administrative services. State Street Bank also is the sole trustee of each of the ABA Members Trusts. For a more complete description of the relationship between State Street and State Street Bank, see “—State Street and State Street Bank.”

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds and three portfolios of a Structured Portfolio Service. The Funds and the portfolios of the Structured Portfolio Service are Investment Options under the Program. It currently is anticipated, however, that the portfolios of the Structured Portfolio Service will be terminated and hence no longer available as investment options under the Program on or about January 1, 2008.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund or a portfolio of the Structured Portfolio Service are applied to the purchase of Units of such Fund or portfolio of the Structured Portfolio Service. Assets invested through the ABA Members Plans are held under the Retirement Trust, and assets invested through individually designed plans are held under the Pooled Trust. State Street Bank is the sole trustee of each of the ABA Members Trusts.

The Stable Asset Return Fund invests in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Index Equity Fund invests in common stocks included in the Russell 3000 Index. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest in equity securities of various types. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by providing the opportunity to select conservative, moderate or aggressive allocations of assets among the Program’s Funds. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts.

Interests in the respective Funds and portfolios of the Structured Portfolio Service are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a portfolio of the Structured Portfolio Service. Although the Funds and the portfolios of the Structured Portfolio Service are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds and the portfolios of the Structured Portfolio Service are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the portfolios of the Structured Portfolio Service are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the Investment Options are subject to the claims of the creditors of State Street or State Street Bank. The Investment Options are not insured by the Federal Deposit Insurance Corporation or any governmental agency. State Street’s activities as trustee of the Collective Trust and State Street Bank’s activities as trustee of the ABA Members Trusts are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. Additionally, as of December 31, 2005, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder.

Units in the Funds and the portfolios of the Structured Portfolio Service are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Investment Option) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund and in each portfolio of the Structured Portfolio Service may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the portfolio in the Structured Portfolio Service, as applicable. In addition, transfers may be made among the Funds and the portfolios in the Structured Portfolio Service based on the relevant per Unit net asset values.

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

Strategy.    The Stable Asset Return Fund invests in investment contracts and high-quality short-term instruments through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund maintained by State Street Bank. The Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and in other high quality instruments, including notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, “Short-Term

Investment Products”). The Stable Asset Return Fund may invest in U.S. Government Obligations and Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including “Synthetic GICs” issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the contract to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests by Program participants and beneficiaries). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts may not exceed 2.25 years. As of December 31, 2005, approximately 20% of the Fund’s assets were invested in U.S. Government Obligations and Short-Term Investment Products and 80% of the Fund’s assets were invested in investment contracts. As of December 31, 2005, the duration of the Stable Asset Return Fund was 2.16 years. The Fund’s portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will have a total value at least equal to the amount of the repurchase price and will be held by State Street Bank until repurchased. State Street Bank monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

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

Valuation of Units.    Unlike the other Funds, assets of the Stable Asset Return Fund are not valued at fair market value. The values of Short-Term Investment Products are determined according to “Amortized Cost Pricing.” Under Amortized Cost Pricing, when an instrument is acquired by the Fund, it is valued at its cost, and thereafter that value is increased or decreased by amortizing any discount or premium on a constant basis over the instrument’s remaining maturity. Investment contracts held by the Fund are benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests) and, hence, under generally accepted accounting principles applicable to employee benefit plans, are valued at their contract values (cost plus accrued interest). Any fluctuations in the market value of the Fund’s assets are not taken into account in determining the Fund’s Unit value. The Fund’s Unit value is increased each Business Day by the amount of net income accrued for that day, and such Unit value is then used to account for contributions or transfers to and withdrawals or transfers from the Fund. In accordance with accounting rules applicable to the methods used by the Fund to value its assets, no additional assets of defined benefit plans may be contributed or transferred to the Fund. However, any assets of defined benefit plans invested in the Fund prior to January 15, 2006 may remain so invested, including any earnings thereon.

The methods used to value assets of the Stable Asset Return Fund provide certainty in valuation but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. Along the same lines, if a purchaser of Units in the Stable Asset Return Fund were to acquire such Units at a time when the market value of the assets of the Stable Asset Return Fund was less than (more than) the value used to compute its Unit value, the purchaser would overpay (underpay) (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be enhanced (diluted). State Street Bank monitors the market value of the investment contracts and Short-Term Investment Products held by the Fund. If State Street Bank were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for investment contracts and Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street Bank might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. The Financial Accounting Standards Board has issued guidance that, effective for financial statements for annual periods ending after December 15, 2006, will require the Fund to make several modifications in its financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. State Street Bank does not expect the adoption of these changes to impact the use by the Fund of contract value accounting.

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

Investment Advisor.    State Street Bank manages the Stable Asset Return Fund. State Street may, in the future, at its discretion and subject to consultation with ARF, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. The assets of the Fund are currently invested in units of the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund maintained by State Street Bank.

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

Fixed-income securities also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. Furthermore, as economic, political and business developments unfold, lower quality bonds, which possess more risk of failure of timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

The Intermediate Bond Fund may enter into “to be announced” (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Intermediate Bond Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 458% for the twelve months ended December 31, 2005 and 453% for the twelve months ended December 31, 2004. The Fund’s portfolio turnover includes trades such as TBA rolls, futures transactions, buys/sells of commercial paper, and reverse repurchase agreements. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $594.1 billion in assets under management as of December 31, 2005.

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

Investment Guidelines and Restrictions.    The Balanced Fund invests in equity securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Balanced Fund also invests in high quality short-term instruments. The Balanced Fund may enter into “to be announced” (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time.

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

Risk Factors.    To the extent invested in the equity markets, the Balanced Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Balanced Fund will fluctuate, and the holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, changes in the value of their investment.

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

Fixed-income securities also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. Furthermore, as economic, political and business developments unfold, lower- quality bonds, which possess more risk of failure of timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

The Balanced Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 22% for the twelve months ended December 31, 2005 and 47% for the twelve months ended December 31, 2004.

Investment Advisors.    State Street has retained Capital Guardian Trust Company (“Capital Guardian”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund with respect to investments in equity securities. Since July 1, 2004, the portion of the Balanced Fund invested in debt securities and money market instruments has been so invested through the Intermediate Bond Fund, with respect to which State Street has retained Pacific Investment Management Company LLC (“PIMCO”) to serve as Investment Advisor. For information regarding the investment objectives, guidelines and restrictions of the Intermediate Bond Fund, see “—Intermediate Bond Fund.”

Advisor to the equity portion of the Balanced Fund since June 1997, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2005, it had approximately $157.3 billion in assets under its management.

Advisor to the Intermediate Bond Fund, through which the debt portion of the Balanced Fund has been invested since July 1, 2004, PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $594.1 billion in assets under management as of December 31, 2005.

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

Risk Factors.    By investing in the U.S. equity markets, the Large-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 20% for the twelve months ended December 31, 2005 and 24% for the twelve months ended December 31, 2004. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 43% for the twelve months ended December 31, 2005 and 33% for the twelve months ended December 31, 2004. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 24% for the twelve months ended December 31, 2005 and 26% for the twelve months ended December 31, 2004.

Investment Advisor.    State Street has retained Alliance Capital Management L.P. (“Alliance Capital”), acting through its Bernstein Investment Research and Management Unit, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Value Equity Fund. State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 75% of the assets of the Fund will be allocated to the actively managed portion and 25% will be allocated to the indexed portion. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the actively managed and indexed portions of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Large-Cap Value Equity Fund between the actively managed and indexed portions of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets to active and indexed management. State Street may also, in its discretion, re-allocate assets in the Fund among the actively managed and indexed portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Value Equity Fund since September 1995, Alliance Capital is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund are made by the investment professionals of Alliance Capital’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, carries on the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by Alliance Capital in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by Alliance Capital. Alliance Capital is a leading global investment advisor supervising client accounts with assets as of December 31, 2005 totaling approximately $579 billion.

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

Risk Factors.    By investing in the U.S. equity markets, the Large-Cap Growth Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Growth Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 36% for the twelve months ended December 31, 2005 and 43% for the twelve months ended December 31, 2004. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since December 15, 2002, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund was 43% for the twelve months ended December 31, 2005 and 52% for the twelve months ended December 31, 2004. The portfolio turnover of the actively managed portions of the Large-Cap Growth Equity Fund was 52% for the twelve months ended December 31, 2005 and 61% for the twelve months ended December 31, 2004.

Investment Advisors.    State Street has retained Capital Guardian and T. Rowe Price Associates, Inc. (“T. Rowe Price”) to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Growth Equity Fund. Immediately prior to March 1, 2006, the Investment Advisor with respect to the portion of the Large-Cap Growth Equity Fund managed by T. Rowe Price was RCM Capital Management LLC.

State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, the assets of the Fund will be allocated into three positions, two of which are actively managed portions of 33 1/3% each of the assets of the Fund and managed with the advice of, respectively, Capital Guardian and T. Rowe Price. The third portion consists of the remaining 33 1/3% of the assets of the Fund and is invested to replicate the Russell 1000 Growth Index. State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. Income and gains attributable to the assets allocated to each of the three portions remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the three portions of the Fund can change the respective percentages of total assets of the Fund allocated to the three portions of the Fund. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund among the three portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets among the portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Growth Equity Fund since January 1992, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non- depository trust company incorporated in 1968. Its principal place of business is 333 South Hope Street,

Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of personal clients. As of December 31, 2005, it had approximately $157.3 billion in assets under its management.

Advisor to the Large-Cap Growth Equity Fund since March 2006, T. Rowe Price is a Maryland corporation located at 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price is a wholly-owned subsidiary of T. Rowe Price Group, Inc., a publicly traded financial services holding company. Founded in 1937, the firm has been in the investment management business for over 68 years and provides investment management services to individual and institutional investor accounts, including the T. Rowe Price family of mutual funds. Together with its affiliated entities, T. Rowe Price had approximately $241.3 billion in assets under management as of December 31, 2005.

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

Strategy.    The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2005, the largest company had a market capitalization of approximately $371.7 billion and the smallest company had a market capitalization of approximately $11 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund’s performance from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

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

Risk Factors.    By investing in the U.S. equity market, the Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Index Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. Portfolio turnover of the Fund was 7% for the twelve months ended December 31, 2005 and 7% for the twelve months ended December 31, 2004. This turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund was 27% for the twelve months ended December 31, 2005 and 11% for the twelve months ended December 31, 2004.

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

Investment Advisor.    State Street Bank manages the Index Equity Fund through the Fund’s investment in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ investment advisors to provide investment advice with respect to the Fund or portions thereof.

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

Strategy.    The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Investment Advisor consider undervalued.

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

Risk Factors.    By investing in the U.S. equity markets, the Mid-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 25%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 25%. Portfolio turnover was 32% for the twelve months ended December 31, 2005 and 13% for the twelve months ended December 31, 2004.

Investment Advisor.    State Street has retained Ariel Capital Management, LLC (“Ariel”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund.

Advisor to the Mid-Cap Value Equity Fund since July 2002, Ariel is registered as an investment advisor with the Securities and Exchange Commission and was founded in 1983. The firm’s sole office is located at 200 East Randolph Drive, Suite 2900, Chicago, Illinois 60601. Ariel manages separate account portfolios in the small and mid cap value style and also serves as investment advisor for the Ariel Mutual Funds, which are comprised of three no-load, publicly traded mutual funds. Ariel is an independent limited liability company, does not participate in any joint ventures and has one affiliated company, Ariel Distributors, which is a limited purpose mutual fund broker/dealer organized solely to underwrite and distribute the Ariel Mutual Funds. As of December 31, 2005, Ariel had assets under management of approximately $19.4 billion.

MID-CAP GROWTH EQUITY FUND

Investment Objective.    The investment objective of the Mid-Cap Growth Equity Fund is to achieve long-term growth of capital. There can be no assurance that the Mid-Cap Growth Equity Fund will achieve its investment objective.

Strategy.    The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities issued by companies with market capitalizations between $1 billion and $12 billion at the time of investment that State Street and the Fund’s Investment Advisor believe have strong earnings growth potential. The Fund may invest a portion of its assets in convertible securities. Convertible securities, including convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

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

Risk Factors.    By investing in the U.S. equity markets, the Mid-Cap Growth Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security,

represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Growth Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 156% for the twelve months ended December 31, 2005 and 169% for the twelve months ended December 31, 2004.

Investment Advisor.    State Street has retained Turner Investment Partners to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund.

Advisor to the Mid-Cap Growth Equity Fund since July 2002, Turner Investment Partners was founded in 1990 and is 100% employee owned. Its principal place of business is 1250 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2005, Turner Investment Partners had discretionary management authority with respect to approximately $18.3 billion of assets.

SMALL-CAP EQUITY FUND

Investment Objective.    The investment objective of the Small-Cap Equity Fund is to maximize long-term growth of capital. There can be no assurance that the Small-Cap Equity Fund will achieve its investment objective.

Strategy.    The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. A portion of the Fund is invested to replicate the Russell 2000 Index. The Russell 2000 Index is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed. Frank Russell & Company, which maintains the Russell 2000 Index, does not sponsor the Small-Cap Equity Fund, and is not affiliated in any way with the Small-Cap Equity Fund or with State Street.

Prior to July 1, 2002, the Fund invested in medium-sized as well as small companies. With the addition of the Mid-Cap Growth Equity Fund on July 15, 2002, the Fund has since focused on smaller capitalization companies.

Investment Guidelines and Restrictions.    The Small-Cap Equity Fund invests primarily in common stocks and other equity-type securities, including convertible securities, that State Street and the Fund’s Investment Advisor believe have strong potential for appreciation.

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

Risk Factors.    By investing in the U.S. equity markets, the Small-Cap Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Small-Cap Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed

75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 103% for the twelve months ended December 31, 2005 and 104% for the twelve months ended December 31, 2004. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since July 1, 2005, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund was 56% for the six months ended December 31, 2005. The portfolio turnover of the actively managed portions of the Small-Cap Equity Fund was 21% for the twelve months ended December 31, 2005 and 104% for the twelve months ended December 31, 2004.

Investment Advisors.    State Street has retained Wellington Management Company, LLP (“Wellington Management”) and Smith Asset Management Group, L.P. (“Smith Group”), to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Small-Cap Equity Fund. Prior to July 1, 2005, Capital Guardian served as an Investment Advisor to a portion of the Small-Cap Equity Fund.

State Street determines the percentage of the assets in the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, the assets of the Small-Cap Equity Fund will be allocated into three portions, two of which are actively managed with the advice of, respectively, Wellington Management and Smith Group. The third portion consists of the remainder of the Small-Cap Equity Fund’s assets and is invested to replicate the Russell 2000 Index. State Street Bank manages the indexed portion of the Small-Cap Equity Fund’s assets through its investment in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. As of December 31, 2005, the portion invested with the advice of Wellington Management consisted of approximately $153 million; the portion invested with the advice of Smith Group consisted of approximately $126 million; and the portion invested through the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund consisted of approximately $36 million.

As of December 31, 2005, approximately 49%, 40% and 11% of the assets of the Small-Cap Equity Fund were allocated to, respectively, Wellington Management, Smith Group and the indexed portion of the Small-Cap Equity Fund. Unless altered by State Street, net daily contributions and transfers to the Small-Cap Equity Fund and net daily withdrawals from and transfers out of the Fund will be allocated only to the indexed portion of the Fund. The portions of the Fund’s assets invested with the advice of Wellington Management and Smith Group are not expected to receive contributions and transfers to or to be the source of withdrawals from and transfers out of the Fund for the foreseeable future. Over time, the above-described treatment of the Small-Cap Equity Fund’s net daily cash flows may, depending on the respective levels of contributions or transfers to and withdrawals or transfers out of the Small-Cap Equity Fund, alter the respective proportions of the Small-Cap Equity Fund’s assets invested with the advice of Wellington Management or Smith Group and the indexed portion of the Fund. In addition, dividends, certain expenses and gains and losses attributable to the activities of each portion of the Small-Cap Equity Fund’s assets will be allocated to that portion, and any differences in relative investment performance of the two actively managed portions or the indexed portion of the Small-Cap Equity Fund’s assets will likely change the proportion of total assets of the Small-Cap Equity Fund comprising each portion. Although State Street reserves the right, in its discretion, to reallocate assets in the Small-Cap Equity Fund among the actively managed portions and/or indexed portion of the Small-Cap Equity Fund, State Street does not expect to effect any such reallocations for the foreseeable future. Thus, over time, allocations to the respective portions of the Small-Cap Equity Fund’s assets are likely to differ from those described above.

Advisor to the Small-Cap Equity Fund since December 2004, Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major liquid asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with ten offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2005, Wellington Management had approximately $520.7 billion of client assets under management.

Advisor to the Small-Cap Equity Fund since December 2004, and founded in 1995, Smith Group is a registered investment adviser specializing in equity investment management services. The firm manages assets among a diverse list of clients, which includes foundations, endowments, corporate pensions, public funds, multi-employer plans and high net worth individuals. It seeks attractively valued companies that it believes will generate earnings which exceed investor expectations. Its principal place of business is 200 Crescent Court, Suite 850, Dallas, Texas 75201. As of December 31, 2005, Smith Group had approximately $3.4 billion of assets under management.

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2005, the International Equity Fund was invested in securities of issuers domiciled in approximately 23 countries. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

Investment Guidelines and Restrictions.    In seeking to accomplish its objective, the International Equity Fund will invest primarily in common stocks of established foreign companies that State Street and the Fund’s Investment Advisor believe have the potential for growth of capital and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The securities of non-U.S. companies may be held by the Fund directly or indirectly through ADRs, Global Depositary Receipts or European Depositary Receipts. The International Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International Equity Fund’s investment objective will not be met by buying equity securities. Under normal conditions, the International Equity Fund’s investments in securities other than common stocks and other equity-related securities are limited to no more than 20% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products. See “—Stable Asset Return Fund.”

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

Portfolio Turnover.    As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 35% for the twelve months ended December 31, 2005 and 25% for the twelve months ended December 31, 2004.

Investment Advisors.    State Street has retained JPMorgan Asset Management (London) Limited (“JPMAM”) to be an Investment Advisor for the International Equity Fund for approximately half of the assets in the International Equity Fund, and Philadelphia International Advisors, LP (“PIA”) to serve as Investment Advisor for the other half of the assets in the International Equity Fund.

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

Advisor to the International Equity Fund since April 1, 2003, JPMAM was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. This followed the aquisistion of Robert Fleming Holdings Limited by The Chase Manhattan Corporation in August 2000. In July 2004, JPMorgan Chase & Co. merged with Bank One Corporation. As part of JPMorgan Chase, JPMAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMAM is 522 Fifth Avenue, New York, New York 10036. As of December 31, 2005, JPMAM had over $846 billion of assets under management.

Advisor to the International Equity Fund since April 1, 2003, PIA is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1400, Philadelphia, Pennsylvania 19103. As of December 31, 2005, PIA had approximately $6.6 billion in assets under its management.

Transfer Restrictions.    The International Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Between Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

CERTAIN INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions.

No Fund will:

•	trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund;

•	make an investment in order to exercise control or management over a company;

•	make short sales, unless the Fund has, by reason of ownership of other securities, the right to obtain securities of a kind and amount equivalent to the securities sold, which right will continue so long as the Fund is in a short position;

•	issue senior securities or trade in commodities or commodity contracts, other than options or futures contracts (including options on futures contracts) with respect to securities or securities indices, except as described under “—Derivative Instruments;”

•	write uncovered options;

•	purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges or reported on Nasdaq National Market if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

•	invest in the securities of registered investment companies;

•	invest in oil, gas or mineral leases;

•	purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Equity Fund, for redemption purposes;

•	make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) making loans of portfolio securities; or

•	underwrite the securities of any issuer.

State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause any Fund to make an investment:

•	if that investment would cause (1) more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase,

•	in an industry if that investment would cause more than 25% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase, or

•	in the securities of an issuer (other than the U.S. government and its agencies and, with respect to certain Funds, other than short-term investment funds maintained by the Investment Advisor or State Street or its affiliates) if that investment would cause more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund or the Small-Cap Equity Fund to the extent that the replicated index is concentrated in a specific industry or issuer.

Except as described under “—Derivative Instruments,” State Street has no present intention of causing any Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors”, “—Intermediate Bond Fund—Risk Factors” and “—Balanced Fund—Risk Factors.”

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

Valuation of Units.    The following discussion relates to all the Funds other than the Stable Asset Return Fund: An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street Bank (normally, 4:00 p.m. Eastern time). Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. Consistent with the SEC’s rules applicable to the periodic determination of the net asset value of redeemable securities, in the determination of Unit values for the Funds, State Street Bank reflects changes in holdings of portfolio securities no later than the first Business Day following the trade date.

State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers.

All methods of determining the value of a security used by State Street, including those discussed below, on a basis other than market value, are forms of fair value. All valuations of securities on a fair value basis are made pursuant to fair value procedures adopted by State Street. The use of fair value pricing with respect to the securities of any Fund may cause the value of the Units of that Fund to differ from the Unit value that would be calculated using only market prices.

State Street, acting through a valuation committee, uses the fair value of a security, including a non-U.S. security, when State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of its net asset value. This may occur for a variety of reasons that affect either the relevant securities markets generally or the specific issuer. In making the fair value determination, State Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair valuation may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street’s fair value procedures.

Certain other types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

For a discussion of the valuation of units in the Stable Asset Return Fund, see “—Stable Asset Return Fund—Valuation of Units.”

Transfers.    Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the portfolios of the Structured Portfolio Service and the Self-Managed Brokerage Accounts, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.” It currently is anticipated that, effective on or about January 1, 2008, the portfolios of the Structured Portfolio will be terminated and hence no longer available for transfers.

Performance Information.    Each Fund may, from time to time, report its performance in terms of the Fund’s total return. A Fund’s total return is determined based on historical results and is not intended to indicate future performance. A Fund’s total return is computed by determining the average annual compound rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. A recorded message providing per Unit values for the Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

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

•	The Index Equity Fund and the indexed portions of the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund and the Small-Cap Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by such Fund (with respect to the portion of its portfolio that is held in cash items, for example, pending investment or to pay for redemption requests).

•	The International Equity Fund and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the next paragraph.

•	The Intermediate Bond Fund (which includes the debt portion of the Balanced Fund) may, subject to limitations, invest in futures, options, swaps, swaptions, forwards, mortgage-backed securities, including asset-backed securities, CMOs, Interest Only (IO) and Principal Only (PO) strips. Interest-only and principal-only stripped mortgage-backed securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds.

•	The Stable Asset Return Fund may invest in asset-backed securities, including CMOs and other derivative mortgage-backed securities.

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

INVESTMENT ADVISORS

State Street has retained the services of various persons or entities (“Investment Advisors”) to advise it on its investment responsibility with respect to several Funds. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund or Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time upon consultation with ARF. State Street may also change at any time the allocation of assets among Investment Advisors where a Fund has more than one Investment Advisor, subject to consultation with ARF.

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

In executing portfolio transactions, the Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act, provided to the Funds, viewed in terms of either that particular transaction or the broker-dealer’s overall responsibilities to the Fund.

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

Strategy.    The overall volatility of the three portfolios may be reduced by spreading investments over several types of assets, although there can be no guarantee that this will be the case. However, the volatility of the Aggressive Portfolio may be greater than that of the other two portfolios, and the volatility of the Moderate Portfolio may be greater than that of the Conservative Portfolio. As prices of stocks and bonds may respond differently to changes in economic conditions and interest rate levels, a rise in bond prices, for example, could help offset a fall in stock prices. Short-term securities, which are held in varying percentages by all the portfolios, have a stabilizing influence in comparison to stocks since their price fluctuations are expected to be small. In addition, the income provided by bonds and money market securities is expected to contribute positively to a portfolio’s total return, cushioning the impact of price declines or enhancing the effect of price increases.

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

Liquidity and Transfers.    Transfers to or withdrawals from any of the three portfolios may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.”

Investment Advisors.    The portfolios of the Structured Portfolio Service utilize exclusively the other Funds in the Program (other than the Balanced Fund). Therefore, the Investment Advisors or managers of these respective portfolios correspond with those of the underlying Funds.

Performance Information.    For the year ended December 31, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of 4.46% for the Conservative Portfolio, 5.83% for the Moderate Portfolio, and 7.19% for the Aggressive Portfolio. A recorded message providing current values for Units in each portfolio in the Structured Portfolio Service is available at (800) 826-8905. The Structured Portfolio Service may, from time to time, report the performance of each of the portfolios in terms of total return. This reported performance will be determined based on historical results and will not be intended to indicate future performance.

Expected Termination of Structured Portfolio Service.    It currently is anticipated that the portfolios of the Structured Portfolio Service will be terminated and hence no longer available as investment options under the Program on or about January 1, 2008. It currently is anticipated that any assets remaining in the portfolios of the Structured Portfolio Service as of that date, to the extent not directed into other Investment Options by Participants, will be transferred to the various Funds in which such portfolios are then invested in the same allocation percentages that comprise such portfolios.

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act. They are described in this Report for information purposes only.

As an additional Investment Option under the Program, State Street Bank makes available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street and State Street Bank permit an Investor whose plan includes the Self-Managed Brokerage Account as an Investment Option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings (“IPOs”), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

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

CONTRIBUTIONS AND INVESTMENT SELECTION

Contributions

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

Contributions allocated to the Funds or to any of the portfolios of the Structured Portfolio Service are used to purchase Units in the Funds or in the portfolios of the Structured Portfolio Service at the per Unit values of the Fund or the portfolios of the Structured Portfolio Service, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. Contributions may not be made directly to the Self-Managed Brokerage Account.

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

Transfer requests may be made by telephone through the Voice Response Unit or a Participant services representative or via the Internet Web site. Call State Street Bank at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. State Street Bank will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. State Street Bank reserves the right, subject to the approval of ARF, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s Internet Web site by accessing http://www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to his or her account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Between Investment Options” form may be sent to State Street Bank, ABA Retirement Funds program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

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

State Street, as trustee, reserves the right to take such additional actions with respect to excessive trading activity in the International Equity Fund or other Investment Options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, State Street Bank, as State Street’s agent, may use fair value pricing in certain circumstances, as discussed under “Certain Information With Respect to the Funds—Valuation of Units.”

State Street reserves the right to suspend withdrawals from or transfers to any Fund, any portfolio of the Structured Portfolio Service or a Self-Managed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, a portfolio of the Structured Portfolio Service or a Self-Managed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, State Street reserves the right to suspend withdrawals or transfers to or from any Fund (including indirect withdrawals or transfers by means of withdrawals or transfers to or from any portfolio of the Structured Portfolio Service) at any time during which (a) there exists any state of affairs which, in the reasonable opinion of State Street, constitutes an emergency as a result of which disposition of the assets of a Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund or portfolio, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund or portfolio, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund or portfolio are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of State Street, be effected at normal rates of exchange. In addition, transfers and withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if the amount of liquid assets in the Stable Asset Return Fund is insufficient to satisfy all withdrawal or transfer requests.

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

Withdrawals.    Withdrawals from the Funds and the portfolios of the Structured Portfolio Service are made at such time and in such manner as is prescribed by the various plans which participate in the Program.

BENEFITS AND DISTRIBUTIONS

A Participant’s eligibility for benefits depends on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

PARTICIPANT ADVISOR SERVICE

Participant Advisor Service

The Program, with the approval of ARF, has engaged CitiStreet Advisors LLC (“CitiStreet Advisors”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of CitiStreet LLC, to make available to Participants through its call center the services of its investment advisor representatives for the telephonic delivery of investment advice and account maintenance and an Internet-based personalized defined contribution plan asset allocation investment advisor service (the “Online Advisor Service”).

CitiStreet Advisors provides to Investors who are Participants (or beneficiaries) in the ABA Members Retirement Plan (and certain individually designed defined contribution plans) individualized investment advice regarding the investment options under the Collective Trust over the telephone through its investment advisor representatives or via the Internet through access to the Online Advisor Service Web site. This service provides retirement forecasts and advice, utilizing the computer program of Financial Engines, Inc.® (“FE”), to analyze market conditions and the Investment Options available under the Collective Trust, as well as information provided by the Investor through an electronic questionnaire or through discussions with an investment advisor representative over the telephone. Based on this analysis, the FE computer program will generate specific portfolio recommendations to the Investor as to the allocation of account balances among the Investment Options. The computer program is based upon the application of economic models and formulae developed by FE that are not specific to CitiStreet Advisors or its affiliated companies, or the Investment Options, but are based on generally accepted financial planning and investment principles. Hence, neither CitiStreet Advisors nor FE have any discretion regarding the allocation recommendations generated by the computer program.

The investment advice and recommendations provided to Investors by CitiStreet Advisors are required by law to be unbiased and solely in the best interest of Investors. CitiStreet Advisors’ recommendations of specific Investment Options are prepared and provided without consideration to revenues received by CitiStreet Advisors for the delivery of its services or the advisory fees it charges for the services it provides.

Investors are solely responsible for determining whether to use or follow the investment advice provided by CitiStreet Advisors. Additional information regarding this service may be obtained from State Street Bank at (800) 348-2272.

The fees for the Online Advisor Service are included in the program expense fee payable to State Street Bank. Because the program expense fee is charged against the Unit values of the Funds, all Participants investing in the Funds effectively bear the cost of the Online Advisor Service, regardless of whether they actually use the service.

An Investor who elects to receive advice through a call center investment advisor representative and to have the Investor’s account advised by CitiStreet Advisors will incur a monthly charge for this service, payable directly from the Investor’s account as of the last day of each month for which the Investor has elected to receive such advice, based upon the following fee schedule:

Advised Account Balance	Annualized Fee
First $100,000.50%
Next $50,000.45%
Next $50,000.40%
Next $100,000.35%
Amounts over $300,000.25%

Any Investor who has elected to use this service may elect to discontinue such use as of any month-end by making a request by telephone to a call center investment advisor representative no later than five business days prior to the applicable month-end.

In 1999, State Street Bank made a $5 million equity investment in FE, representing less than 1.3% of FE’s total equity, and entered into an agreement with FE to build a technology link (data transfer protocols and interfaces) between State Street Bank’s recordkeeping database and the FE Internet-based advisor service. Thus, any client of State Street Bank for whom State Street Bank provides recordkeeping services may select FE as a provider of its Internet-based asset allocation advisor service and State Street Bank will build a link between its recordkeeping system and the FE system. Except with respect to the Program, State Street Bank is paid a fee for such data transfer service equal to a percentage of the fees paid to FE.

ADDITIONAL INFORMATION

Persons who are Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

•	calling State Street Bank at (800) 348-2272 between 8:00 a.m. and 8:00 p.m. Eastern time;

•	calling the Program’s FaxBack line at (877) 202-3930; or

•	accessing the Program’s Website at http://www.abaretirement.com.

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

For information regarding enrollment in the Program, Eligible Employers may call State Street Bank at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5142, Boston, Massachusetts 02206-5142.

For Unit values for the current Investment Options, and for the 30-day yield of the Intermediate Bond Fund, call State Street Bank at (800) 826-8905.

For a recorded message providing current account information, call State Street at (800) 348-2272.

ADOPTION OF PROGRAM

Sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ARF, and has, as an owner or a member of its governing board, a member or associate of the ABA. The retirement program specialists engaged by State Street Bank are available to help individuals and organizations determine whether they are eligible to adopt the Program.

Eligible Employers which elect to participate in the Program may do so either through their own individually designed plans or by adopting one or both of the American Bar Association Members Defined Benefit Plan and the American Bar Association Members Retirement Plan, the two ABA Members Plans sponsored by ARF. The ABA Members Plans are master plans designed to qualify under section 401(a) of the Internal Revenue Code.

Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a SIMPLE 401(k) plan, a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has issued an opinion letter dated November 30, 2001, stating that the available forms of the ABA Members Plans are qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees. Since then there have been several amendments to the American Bar Association’s Members Retirement Plan. The American Bar Association Members Retirement Plan, as amended, has been submitted to the Internal Revenue Service for a determination that it continues to qualify under section 401(a) of the Internal Revenue Code.

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

For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call State Street Bank at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5142, Boston, Massachusetts 02206-5142.

STATE STREET AND STATE STREET BANK

State Street is a wholly-owned subsidiary of State Street Bank, which, in turn, is a wholly owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956. Effective as of December 1, 2004, State Street was substituted for State Street Bank as trustee of the Collective Trust. State Street was formed as a New Hampshire nondepository trust company as a result of a conversion of the charter of State Street Bank and Trust Company of New Hampshire, N.A. (the “National Bank”) on October 25, 2004. As part of the conversion, State Street succeeded to the assets and liabilities of the National Bank and performs the operations previously performed by the National Bank and those relating to service as trustee of the Collective Trust. State Street’s principal office is located at 20 Trafalgar Square, Suite 449, Nashua, New Hampshire 03063.

State Street Bank is a highly capitalized Massachusetts trust company and, as of the year ended December 31, 2005, had a total risk-based capital ratio of 14.0%, which is in excess of applicable regulatory requirements. State Street Corporation is the world’s leading specialist in providing institutional investors with investment servicing, investment management and investment research and trading. With $10.1 trillion in assets under custody and $1.4 trillion in assets under management as of December 31, 2005, State Street operates in 26 countries and more than 100 geographic markets worldwide. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

State Street is responsible for all the functions formerly performed by State Street Bank as trustee of the Collective Trust. State Street Bank has guaranteed to ARF, the Collective Trust and those persons who from time to time have an interest in the Collective Trust the obligations of State Street as trustee of the Collective Trust, and the Collective Trust’s declaration of trust, as amended, provides that (i) in the event of an issuance or entry of a decree or order by an applicable state or federal bank regulator or court of competent jurisdiction declaring State Street a bankrupt or insolvent, (ii) in the event State Street is prevented from serving as trustee of the Collective Trust by regulatory order or (iii) upon the seizure of State Street or any substantial part of its property by an applicable state or federal bank regulator or pursuant to an order of a court of competent jurisdiction, State Street Bank automatically will again become the trustee of the Collective Trust.

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank provides custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds. State Street Bank serves as trustee of the Retirement Trust and the Pooled Trust and operates and administers the portfolios of the Structured Portfolio Service and continues to make available the Self-Managed Brokerage Account option as described in this Report.

ABA RETIREMENT FUNDS

As sponsor of the Program, ARF is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust, and the designation of Investment Options to be made available under the Program. ARF has engaged State Street Bank to provide administrative, marketing, communications and investment services and to make the Investment Options available under the Program. Under the current agreement between ARF and State Street Bank dated January 1, 2003, as amended, ARF has engaged State Street Bank for a term ending December 31, 2008. ARF may terminate this agreement with State Street Bank prior to the end of its term upon six months’ written notice. State Street Bank may terminate this agreement prior to the end of its term in certain circumstances, including the offering to Employers by ARF of any investment product that is not offered pursuant to the terms of the agreement. Also, State Street Bank may terminate the agreement at the end of any quarter after December 31, 2006 upon 12 months’ written notice. As discussed above, ARF amended such agreement to permit State Street Bank to substitute a wholly-owned subsidiary of State Street Bank as trustee of the Collective Trust, effective as of December 1, 2004.

Pursuant to the above-described agreement, ARF has designated State Street Bank to be the investment manager of the Stable Asset Return Fund. ARF also has approved the engagement of State Street Bank to manage the Index Equity Fund and the indexed portions of the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund and Small-Cap Equity Fund.

ARF retains the right to make recommendations to State Street regarding the addition or deletion of Funds as Investment Options. ARF, with or without the assistance of a consultant, will monitor the performance of State Street, State Street Bank and the Investment Advisors and may make recommendations to State Street regarding the engagement and termination of Investment Advisors. State Street is required to give full good faith consideration to all such recommendations from ARF, although State Street retains exclusive management and control over the Funds and the Investment Advisors. ARF may direct State Street to establish or terminate Investment Options that are not Funds. In specified cases when State Street fails to satisfy minimum investment performance standards, ARF may discontinue a Fund as an Investment Option or direct the establishment of another Investment Option that is not a Fund.

State Street, State Street Bank and ARF have reviewed and negotiated the terms and conditions of the documents establishing the respective rights and obligations of the parties, including fees payable to State Street Bank in connection with the Program. ARF will monitor State Street’s and State Street Bank’s administration and marketing of the Program and will approve the hiring by State Street and State Street Bank of certain other major service providers, such as actuaries.

ARF has retained an investment consultant to assist with the monitoring of the performance of State Street, State Street Bank and the Investment Advisors and in making recommendations to State Street regarding the engagement and termination of Investment Advisors.

DEDUCTIONS AND FEES

Program Expense Fee

A program expense fee is paid to each of State Street Bank and ARF for their services in connection with the Program. For all Investment Options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds. State Street does not receive any fees or payments in respect of expenses (including indemnification) from the Collective Trust, the ABA Members Trusts or ARF for services provided in connection with the Program, but is entitled to payment for such services from State Street Bank.

For the year ended December 31, 2005, the program expense fee payable to State Street Bank was $11,410,316, which included a one-time base charge of $506,000 accrued over the period October 1, 2005 through December 31, 2005.

Since October 1, 2005, the program expense fee payable to State Street Bank has been based on the total assets in the Program (other than assets in Self-Managed Brokerage Accounts) at the following annual rate:

Value of Program Assets	Rate of State Street Bank Program Expense Fee
First $2 billion	.40%
Next $1 billion	.31
Next $1 billion	.21
Over $4 billion	.13

This program expense fee is accrued daily and paid monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month.

Prior to October 1, 2005, State Street Bank received a monthly program expense fee equal to one-twelfth of the sum of (i) $800,000, plus (ii) $194 multiplied by the number of Participants in the Program, other than active Participants without account balances, as of the last Business Day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active Participants of the Program without account balances as of the last Business Day of the preceding month over the number of such Participants as of December 31, 2003. This fee accrued daily and was paid monthly.

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

The program expense fee payable to State Street Bank is subject to reduction based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street and ARF that do not participate in the Program. For the year ended December 31, 2005, the amount of this reduction was $33,339.

The program expense fee payable to ARF is based on the total assets in the Program (other than assets in Self-Managed Brokerage Accounts) at the following annual rates:

Value of Program Assets	Rate of ARF Program Expense Fee
First $500 million	.075%
Next $850 million	.065
Next $1.15 billion	.035
Next $1.5 billion	.025
Over $4.0 billion	.015

The fee is accrued daily and is paid to ARF monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

The program expense fee paid to ARF for the year ended December 31, 2005 was $1,663,209.

Trust, Management and Administration Fees

A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds. The trust, management and administration fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds, and such fees attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, not from such portion of the Balanced Fund. Since October 1, 2005, the fees have been payable at the following annual rates:

Aggregate Value of Assets in Stable Asset Return,
Intermediate Bond, Balanced, Large-Cap Value Equity,
Large-Cap Growth Equity, Index Equity,

Mid-Cap Value Equity,

Mid-Cap Growth Equity,

Small-Cap Equity and International Equity Funds

Rate*
First $1.0 billion	.211%
Next $1.8 billion	.067
Over $2.8 billion	.029

*	From April 1, 2005 to September 30, 2005, the annual fee rate on the first $1.0 billion was .1835%, on the next $1.8 billion was .0580% and over $2.8 billion was .0250%. Prior to April 1, 2005, the annual fee rate on the first $1.0 billion was .1560%, on the next $1.8 billion was .0580% and over $2.8 billion was .0250%.

The fee paid to State Street Bank for trust, management, administration and custody services for the year ended December 31, 2005 was $3,189,209.

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

Investment Advisor Fees

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from the assets of the respective Funds.

Value of Assets in Large-Cap Value Equity Fund Allocated to Alliance Capital Management L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Mid-Cap Value Equity Fund Allocated to Ariel Capital Management, LLC	Rate
First $20 million	.75%
Over $20 million	.50

Value of Assets in Balanced Fund, Large-Cap Growth Equity Fund and Small-Cap Equity Fund Allocated to Capital Guardian Trust Company(1),(2)	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

(1)	Investment Advisor fees payable to Capital Guardian Trust Company are subject to fee reductions estimated to be 5% of the aggregate Investment Advisor fees payable to Capital Guardian Trust Company assuming the aggregate value of assets allocated to Capital Guardian Trust Company exceeds approximately $515 million.
(2)	Effective June 30, 2005, Capital Guardian Trust Company ceased to serve as an Investment Advisor to the Small-Cap Equity Fund.

Value of Assets in International Equity Fund Allocated to JPMorgan Asset Management (London) Limited	Rate
First $50 million	.75%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Intermediate Bond Fund(3) Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

(3)	The assets of the debt portion of the Balanced Fund are invested in the Intermediate Bond Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Intermediate Bond Fund, including those so allocated through the debt portion of the Balanced Fund.

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, LP	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to RCM Capital Management LLC(4)	Rate
First $10 million	.70%
Next $10 million	.60
Next $20 million	.50
Next $20 million	.35
Next $40 million	.30
Over $100 million	.25

(4)	Effective February 28, 2006, RCM Capital Management LLC ceased to serve as an Investment Advisor to the Large-Cap Growth Equity Fund.

Value of Assets in Small-Cap Equity Fund Allocated to Smith Asset Management Group, L.P.	Rate
First $50 million	.85%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to T. Rowe Price Associates, Inc.	Rate
All assets to the extent in excess of $200 million(5)	.35%

(5)

The Investment Advisor fee payable to T. Rowe Price for the portion of the Large-Cap Growth Equity Fund for which it serves as Investment Advisor is at an annual rate of .35% of the value of the assets of such Fund allocated to T. Rowe Price, so long as the value of such assets remains above $200 million (as of December 31, 2005, the value of such assets was $293 million). Should the value of the assets in the Large-Cap Growth Equity Fund allocated to T. Rowe Price fall to or below $200 million but remain above $100 million, the Investment Advisor fee payable to T. Rowe Price will change to an annual rate of .40% of such value, and should the value of such assets fall to or below $100 million, the Investment Advisor fee will change to an annual rate of .50% of the first $50 million of such value and .45% of such value in excess of $50 million (subject possibly to certain transitional credits in favor of the Large-Cap Growth Equity Fund as asset levels in the portion of such Fund allocated to T. Rowe Price approach the relevant breakpoints).

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Value of Assets in Small-Cap Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.90%
Next $25 million	.80
Over $50 million	.70

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2005, these expenses totaled $3,783,969. A fee in the amount of $53,500 for the registration of $500 million of Units with the SEC was paid in March 2006 and will be an operational cost. These operational costs will be allocated to all of the Funds based on net asset value and will be accrued over the year ending December 31, 2006. For purposes of this allocation, assets of the Balanced Fund invested through the Intermediate Bond Fund are included only under the Intermediate Bond Fund and not under the Balanced Fund.

Fee Recipients

The following table summarizes the fees paid to Investment Advisors for services for the year ended December 31, 2005:

Fund(1)	Advisory Fees
Balanced Fund	$662,209
Intermediate Bond Fund	1,246,394
International Equity Fund	1,080,954
Large-Cap Growth Equity Fund	1,467,414
Large-Cap Value Equity Fund	754,902
Mid-Cap Growth Equity Fund	482,897
Mid-Cap Value Equity Fund	366,359
Small-Cap Equity Fund	1,780,014

(1)	The Index Equity Fund, the Stable Asset Return Fund and the portfolios of the Structured Portfolio Service do not have applicable Investment Advisor fees.

The following information with respect to estimated fees for 2006 is based on the approximate amount of assets of the Program on December 31, 2005, which was $3,869 million.

State Street Bank, in its capacity as administrator of the Program, would receive fees of $12,295,000 on an annual basis (after fee discounts of $41,000 related to law firm and law-related client assets not invested in the Program). ARF would receive fees of $1,672,000 on an annual basis in its capacity as sponsor of the Program.

The following table summarizes the fees estimated to be payable to each Investment Advisor in 2006. The summary is based on the approximate allocation of the Program’s assets among the Investment Options as of December 31, 2005 and reflects the respective allocations of assets invested in the portfolios of the Structured Portfolio Service to the Funds as of that date:

Investment Advisor	Advisory Fees(1)
Alliance Capital Management L.P.(2)	$756,000
Ariel Capital Management, LLC	380,000
Capital Guardian Trust Company(3)	1,259,000
JPMorgan Asset Management (London) Limited	694,000
Pacific Investment Management Company LLC	1,229,000
Philadelphia International Advisors, LP	489,000
RCM Capital Management LLC	902,000
Smith Asset Management Group, L.P.	867,000
T. Rowe Price Associates, Inc.	1,026,000
Turner Investment Partners	571,000
Wellington Management Company, LLP	1,146,000

(1)	Assumes that the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below.
(2)	Acting through its Bernstein Investment Research and Management Unit.
(3)	After an applicable fee discount of $66,000.

The table above is based on the following approximate allocations of the Program’s assets among the Investment Options:

Fund	Allocation as of December 31, 2005 (in millions)(1)
Stable Asset Return Fund	$870
Intermediate Bond Fund	281
Balanced Fund	469
Large-Cap Value Equity Fund	382
Large-Cap Growth Equity Fund	790
Index Equity Fund	403
Mid-Cap Value Equity Fund	66
Mid-Cap Growth Equity Fund	91
Small-Cap Equity Fund	315
International Equity Fund	202

$3,869

(1)	The table is based on approximate amount of assets of the Program on December 31, 2005, which totaled $3,869 million, and the approximate allocations of the Program’s assets among the Investment Options as of December 31, 2005. For purposes of this table, the debt portion of the Balanced Fund invested through the Intermediate Bond Fund, which totaled $173 million as of December 31, 2005, is included under the Balanced Fund and not under the Intermediate Bond Fund.

The following table shows the amount of assets for which each Investment Advisor provided investment advice at December 31, 2005 based on the allocation of the assets of the Program as shown in the table above.

Advisor	Approximate Assets as of December 31, 2005 (in millions)(1)
Alliance Capital Management L.P.(2)
Large-Cap Value Equity Fund	$292
Ariel Capital Management, LLC
Mid-Cap Value Equity Fund	66
Capital Guardian Trust Company
Balanced Fund	296
Large-Cap Growth Equity Fund	252
JPMorgan Asset Management (London) Limited
International Equity Fund	99
Pacific Investment Management Company LLC
Balanced Fund	173
Intermediate Bond Fund	281
Philadelphia International Advisors, LP
International Equity Fund	103
RCM Capital Management LLC
Large-Cap Growth Equity Fund	293
Smith Asset Management Group, L.P.
Small-Cap Equity Fund	126
Turner Investment Partners
Mid-Cap Growth Equity Fund	91
Wellington Management Company, LLP
Small-Cap Equity Fund	153

(1)	The table is based on the approximate assets of the Program on December 31, 2005, which totaled $3,869 million.
(2)	Acting through its Bernstein Investment Research and Management Unit.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, for itself and for further payment to State Street, and ARF as described in this Report and that such fees are reasonable compensation for the services performed by State Street Bank, State Street and ARF, respectively, for the Program.

ITEM 1A. Risk	Factors.

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 4 (Stable Asset Return Fund), page 9 (Intermediate Bond Fund), page 12 (Balanced Fund), page 15 (Large-Cap Value Equity Fund), page 17 (Large-Cap Growth Equity Fund), page 19 (Index Equity Fund), page 21 (Mid-Cap Value Equity Fund), page 23 (Mid-Cap Growth Equity Fund), page 26 (Small-Cap Equity Fund) and page 29 (International Equity Fund) in Item 1, “Business—Description of Investment Options.”

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Not applicable. The Collective Trust does not have any physical properties as contemplated by this Item.

ITEM 3.    Legal Proceedings.

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Units of beneficial interest in the Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw from the plans the contributions and earnings thereon at any age, subject to the withdrawal restrictions applicable therein. Participants in the individually designed plans receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds and the portfolios of the Structured Portfolio Service, subject to the restrictions that apply to each Fund or portfolio of the Structured Portfolio Service, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

(b)	Holders.

Eligible employers which elect to participate in the Program may do so by adopting a master plan under one or both of the ABA Members Plans. The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Plan, a defined benefit master plan. Employers maintaining individually designed plans may also participate in some of the aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the Investment Options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s, employer’s or plan trustee’s Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Plan, provided that in either case the employer has designed the Self-Managed Brokerage Account as an Investment Option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

(c)	Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds.

ITEM 6. Selected	Financial Data.

The selected financial data below provides information with respect to income, expenses and capital changes for each Fund and each portfolio of the Structured Portfolio Service attributable to each Unit outstanding for the periods indicated. The summary financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, registered public accounting firm. The summary financial data should be read in conjunction with the financial statements of the Funds and the portfolios of the Structured Portfolio Service, including the related Notes thereto, which appear in Item 8 of this Report. Per Unit calculations of investment income and net expense have been prepared using the monthly average number of Units outstanding during the period.

Stable Asset Return Fund:†

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$1.48	$1.24	$1.03	$.98	$1.18
Net expenses††	(.12)	(.14)	(.14)	(.14)	(.16)

Net investment income	1.36	1.10	.89	.84	1.02
Distributions of net investment income	(1.36)	(.67)	$—	—	—

Net increase in unit value	$—	$.43	$.89	$.84	$1.02
Net asset value at beginning of period	27.40	27.40	27.83	28.72	29.56

Net asset value at end of period	$27.40	$27.83	$28.72	$29.56	$30.58

Ratio of net expenses to average net assets††	.45%	.52%	.51%	.50%	.52%
Ratio of net investment income to average net assets	5.39%	4.03%	3.14%	2.88%	3.42%
Total return	5.56%	4.12%	3.20%	2.92%	3.45%
Net assets at end of period (in thousands)	$797,860	$891,342	$882,346	$864,330	$870,500

Intermediate Bond Fund:

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$1.18	$.68	$.67	$.46	$.81
Net expenses*	(.07)	(.11)	(.14)	(.14)	(.15)

Net investment income	1.11	.57	.53	.32	.66
Net realized and unrealized gain (loss)	.18	1.16	.23	.40	(.29)

Net increase in unit value	1.29	1.73	.76	.72	.37
Net asset value at beginning of period	14.29	15.58	17.31	18.07	18.79

Net asset value at end of period	$15.58	$17.31	$18.07	$18.79	$19.16

Ratio of net expenses to average net assets	.46%	.68%	.80%	.78%	.79%
Ratio of net investment income to average net assets	7.29%	3.47%	2.97%	1.71%	3.48%
Portfolio turnover**	19%	564%	441%	453%	458%
Total return	9.03%	11.10%	4.39%	3.98%	1.97%
Net assets at end of period (in thousands)	$176,425	$215,928	$236,011	$441,709	$454,045

†	Effective July 15, 2002, the Stable Asset Return Fund ceased maintaining a net asset value of $1.00 per unit, and the Fund commenced retaining net income and realized gains, if any. The units of the Stable Asset Return Fund were subject to a reverse split (27.4 for 1) effective July 15, 2002. The per unit data for all periods prior to July 15, 2002 have been restated to reflect the reverse split.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after July 1, 2002, net expenses does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and for periods prior to July 1, 2002, net expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
**	For periods prior to July 1, 2002, portfolio turnover reflected purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than the turnover of the underlying portfolio of such registered investment company.

Balanced Fund:

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$2.07 *	$1.86	$1.60	$1.25	$.71
Net expenses†	(.44)	(.45)	(.47)	(.42)	(.36)

Net investment income	1.63	1.41	1.13	.83	.35
Net realized and unrealized gain (loss)	(.40)	(9.27)	13.21	4.37	3.50

Net increase (decrease) in unit value	1.23	(7.86)	14.34	5.20	3.85
Net asset value at beginning of period	64.26	65.49	57.63	71.97	77.17

Net asset value at end of period	$65.49	$57.63	$71.97	$77.17	$81.02

Ratio of net expenses to average net assets†	.68%	.74%	.74%	.58%	.46%
Ratio of net investment income to average net assets	2.52%	2.33%	1.77%	1.13%	.46%
Portfolio turnover††	232%	221%	122%	47%	22%
Total return	1.91%	(12.00)%	24.88%	7.23%	4.99%
Net assets at end of period (in thousands)	$458,157	$369,334	$457,861	$475,941	$468,940

Large-Cap Value Equity Fund:

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$.49	$.48	$.49	$.59	$.63
Net expenses**	(.18)	(.19)	(.19)	(.22)	(.25)

Net investment income	.31	.29	.30	.37	.38
Net realized and unrealized gain (loss)	(.21)	(4.02)	6.48	4.11	1.83

Net increase (decrease) in unit value	.10	(3.73)	6.78	4.48	2.21
Net asset value at beginning of period	26.51	26.61	22.88	29.66	34.14

Net asset value at end of period	$26.61	$22.88	$29.66	$34.14	$36.35

Ratio of net expenses to average net assets**	.69%	.75%	.74%	.71%	.72%
Ratio of net investment income to average net assets	1.15%	1.17%	1.20%	1.18%	1.08%
Portfolio turnover***	33%	24%	32%	24%	20%
Total return	.38%	(14.02)%	29.63%	15.10%	6.47%
Net assets at end of period (in thousands)	$221,398	$204,457	$286,104	$360,090	$382,772

†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods commencing on or after July 1, 2004, does not include expenses relating to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets rather than turnover of the underlying portfolio of such collective investment fund.
*	Effective January 1, 2001, the Fund began amortizing premium/discount on all debt securities. Had this change in accounting policy not been adopted, the per unit investment income would have been $2.23 in 2001.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
***	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portion of the Fund was 24% for the year ended December 31, 2005 and the unaudited turnover of the collective investment fund was 43% for the same period.

Large-Cap Growth Equity Fund:†

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$.40	$.40	$.32	$.41	$.37
Net expenses††	(.32)	(.27)	(.26)	(.30)	(.33)

Net investment income	.08	.13	.06	.11	.04
Net realized and unrealized gain (loss)	(10.84)	(12.41)	10.21	2.55	3.11

Net increase (decrease) in unit value	(10.76)	(12.28)	10.27	2.66	3.15
Net asset value at beginning of period	56.29	45.53	33.25	43.52	46.18

Net asset value at end of period	$45.53	$33.25	$43.52	$46.18	$49.33

Ratio of net expenses to average net assets††	.66%	.71%	.69%	.68%	.71%
Ratio of net investment income to average net assets	.17%	.35%	.14%	.27%	.10%
Portfolio turnover†††	43%	55%	25%	43%	36%
Total return	(19.12)%	(26.97)%	30.89%	6.11%	6.82%
Net assets at end of period (in thousands)	$1,018,266	$673,079	$840,093	$831,190	$789,626

Index Equity Fund:

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$.00 *	$.00 *	$.00 *	$.00 *	$.00 *
Net expenses**	(.12)	(.12)	(.12)	(.14)	(.16)

Net investment income	(.12)	(.12)	(.12)	(.14)	(.16)
Net realized and unrealized gain (loss)	(3.45)	(5.70)	6.42	3.23	1.87

Net increase (decrease) in unit value	(3.57)	(5.82)	6.30	3.09	1.71
Net asset value at beginning of period	30.20	26.63	20.81	27.11	30.20

Net asset value at end of period	$26.63	$20.81	$27.11	$30.20	$31.91

Ratio of net expenses to average net assets**	.45%	.51%	.51%	.50%	.52%
Ratio of net investment income to average net assets	(.44)%	(.50)%	(.50)%	(.49)%	(.51)%
Portfolio turnover***	7%	9%	7%	7%	7%
Total return	(11.82)%	(21.85)%	30.27%	11.40%	5.66%
Net assets at end of period (in thousands)	$263,177	$219,622	$318,880	$382,172	$402,702

†	The units of the Large-Cap Growth Equity Fund were split 10-for-1, effective February 2, 2001. The per unit data for the period prior to February 2, 2001 has been restated to reflect the split.
††	Net expenses include only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the portfolio was 52% for the year ended December 31, 2005 and the unaudited portfolio turnover of the collective investment fund was 43% for the same period.
*	Amounts less than $.005 per unit are rounded to zero.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the collective investment fund was 27% for the year ended December 31, 2005.

Mid-Cap Value Equity Fund:

	For the period July 15, 2002† to December 31, 2002	Year ended December 31,
		2003	2004	2005
Investment income	$.07	$.14	$.17	$.23
Net expenses††	(.06)	(.14)	(.15)	(.16)

Net investment income	.01	—	.02	.07
Net realized and unrealized gain (loss)	(.23)	2.98	1.59	.38

Net increase (decrease) in unit value	(.22)	2.98	1.61	.45
Net asset value at beginning of period	10.00	9.78	12.76	14.37

Net asset value at end of period	$9.78	$12.76	$14.37	$14.82

Ratio of net expenses to average net assets††	.60%	1.22%	1.12%	1.10%
Ratio of net investment income to average net assets	.08%	.02%	.18%	.47%
Portfolio turnover	6%	14%	13%	32%
Total return	(2.20)%	30.47%	12.62%	3.13%
Net assets at end of period (in thousands)	$8,926	$31,192	$53,363	$66,141

Mid-Cap Growth Equity Fund:

	For the period July 15, 2002* to December 31, 2002	Year ended December 31,
		2003	2004	2005
Investment income	$.02	$.05	$.06	$.12
Net expenses**	(.06)	(.17)	(.19)	(.22)

Net investment loss	(.04)	(.12)	(.13)	(.10)
Net realized and unrealized gain (loss)	(.59)	5.68	2.06	2.29

Net increase (decrease) in unit value	(.63)	5.56	1.93	2.19
Net asset value at beginning of period	12.00	11.37	16.93	18.86

Net asset value at end of period	$11.37	$16.93	$18.86	$21.05

Ratio of net expenses to average net assets**	.55%	1.16%	1.14%	1.16%
Ratio of net investment loss to average net assets	(.34)%	(.81)%	(.77)%	(.56)%
Portfolio turnover	99%	130%	169%	156%
Total return	(5.25)%	48.90%	11.40%	11.61%
Net assets at end of period (in thousands)	$8,567	$47,352	$66,851	$91,040

†	Commencement of operations.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	Commencement of operations.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

Small-Cap Equity Fund:†

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$.45	$.41	$.39	$.50	$.50
Net expenses††	(.54)	(.47)	(.47)	(.54)	(.70)

Net investment loss	(.09)	(.06)	(.08)	(.04)	(.20)
Net realized and unrealized gain (loss)	(13.33)	(16.76)	16.74	4.50	4.20

Net increase (decrease) in unit value	(13.42)	(16.82)	16.66	4.46	4.00
Net asset value at beginning of period	73.12	59.70	42.88	59.54	64.00

Net asset value at end of period	$59.70	$42.88	$59.54	$64.00	$68.00

Ratio of net expenses to average net assets	.88%	.93%	.94%	.92%	1.10%
Ratio of net investment loss to average net assets††	(.15)%	(.11)%	(.16)%	(.08)%	(.32)%
Portfolio turnover†††	48%	83%	46%	104%	103%
Total return	(18.35)%	(28.17)%	38.85%	7.49%	6.25%
Net assets at end of period (in thousands)	$331,258	$223,301	$314,696	$320,034	$314,753

International Equity Fund:

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$.41	$.21	$.37	$.51	$.59
Net expenses*	(.12)	(.10)	(.15)	(.21)	(.25)

Net investment income	.29	.11	.22	.30	.34
Net realized and unrealized gain (loss)	(6.22)	(3.45)	4.30	3.35	2.64

Net increase (decrease) in unit value	(5.93)	(3.34)	4.52	3.65	2.98
Net asset value at beginning of period	22.97	17.04	13.70	18.22	21.87

Net asset value at end of period	$17.04	$13.70	$18.22	$21.87	$24.85

Ratio of net expenses to average net assets(*)(**)	.60%	.66%	1.01%	1.10%	1.11%
Ratio of net investment income to average net assets	1.51%	.72%	1.51%	1.59%	1.50%
Portfolio turnover***	201%	64%	144%	25%	35%
Total return	(25.82)%	(19.60)%	32.99%	20.03%	13.63%
Net assets at end of period (in thousands)	$89,001	$78,240	$115,366	$158,714	$202,106

†	With the addition of the Mid-Cap Growth Equity Fund effective July 15, 2002, the Small-Cap Equity Fund changed its investment strategy, removing medium capitalization companies from its portfolio and investing more exclusively in smaller capitalization companies.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2005, portfolio turnover reflects purchases and sales by the Fund of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portions of the Fund was 21% for the year ended December 31, 2005 and the unaudited turnover of the collective investment fund was 56% for the six months ended December 31, 2005.
*	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after April 1, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets, and for periods ended on or before March 31, 2003, net expenses does not include expenses charged to the registered investment company in which the Fund then invested a portion of its assets.
**	Through March 31, 2003, net expenses reflects a reduction in the Program Expense Fee payable to State Street Bank and an administrative service credit from the T. Rowe Price International Stock Fund. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .65%, .71% and 1.02%, for the years ended December 31, 2001, 2002 and 2003, respectively.
***	Through March 31, 2003, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than turnover of the underlying portfolio of the registered investment company.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	—	—	—	—	—
Net expenses†	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(.01)	(.44)	2.05	1.22	.86

Net increase (decrease) in unit value	(.01)	(.44)	2.05	1.22	.86
Net asset value at beginning of period	16.45	16.44	16.00	18.05	19.27

Net asset value at end of period	$16.44	$16.00	$18.05	$19.27	$20.13

Ratio of net expenses to average net assets†	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	38%	40%	22%	18%	22%
Total return	(.06)%	(2.68)%	12.81%	6.76%	4.46%
Net assets at end of period (in thousands)	$31,342	$34,365	$47,731	$56,063	$63,971

Structured Portfolio Service—Moderate Portfolio:**

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$—	$—	$—	$—	$—
Net expenses†	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(1.04)	(1.62)	3.15	1.78	1.20

Net increase (decrease) in unit value	(1.04)	(1.62)	3.15	1.78	1.20
Net asset value at beginning of period	18.31	17.27	15.65	18.80	20.58

Net asset value at end of period	$17.27	$15.65	$18.80	$20.58	$21.78

Ratio of net expenses to average net assets†	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	28%	31%	17%	12%	20%
Total return	(5.68)%	(9.38)%	20.13%	9.47%	5.83%
Net assets at end of period (in thousands)	$110,855	$112,021	$156,847	$203,522	$236,242

†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than the turnover of such underlying Funds.
**	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Moderate Portfolio of the Structured Portfolio Service were adjusted as of that date to include these Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 11% to 9%, and allocations of 2% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.

Structured Portfolio Service—Aggressive Portfolio:†

	Year ended December 31,
	2001	2002	2003	2004	2005
Investment income	$—	$—	$—	$—	$—
Net expenses††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(2.30)	(3.03)	4.14	2.24	1.54

Net increase (decrease) in unit value	(2.30)	(3.03)	4.14	2.24	1.54
Net asset value at beginning of period	20.38	18.08	15.05	19.19	21.43

Net asset value at end of period	$18.08	$15.05	$19.19	$21.43	$22.97

Ratio of expenses to average net assets††	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	20%	29%	17%	10%	19%
Total return	(11.29)%	(16.76)%	27.51%	11.67%	7.19%
Net assets at end of period (in thousands)	$99,141	$84,328	$122,389	$150,752	$168,235

†	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Aggressive Portfolio of the Structured Portfolio Service were adjusted as of that date to include these Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 15% to 13%, the allocation to the Small-Cap Equity Fund was reduced from 5% to 3%, and allocations of 3% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

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

For the year ended December 31, 2005, the Stable Asset Return Fund experienced a total return, net of expenses, of 3.47%. By comparison, the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund average, weighted 70%/30%, respectively, produced an investment record of 3.11% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund outperformed the combination benchmark by 36 basis points for the year ended December 31, 2005. During the year, the Fund maintained an average allocation of 28.5% money market instruments and 71.5% investment contracts. The money market segment of the Fund outperformed the iMoneyNet MFR Prime Institutional Money Market Fund benchmark by 45 basis points, contributing approximately 13 basis points to the Fund’s outperformance, while the investment contract segment of the Fund also outperformed the Ryan Labs Three Year GIC Index by 32 basis points, adding 23 basis points to the Fund’s outperformance.

The money market segment returned 3.36% for the year ended December 31, 2005, outperforming the iMoneyNet MFR Prime Institutional Money Market Fund index, which returned 2.91%. Throughout the year, the money market segment was structured in anticipation of the Federal Funds rate increases that occurred at the eight Federal Open Market Committee meetings. While the majority of fixed rate securities were invested from meeting to meeting of the Board of Governors of the Federal Reserve, the remainder was invested out the curve where break-even yields made sense for the segment. A large percentage of the segment, 60% on average, was invested in floating rate securities. All the floating rate securities purchased for the segment were subject to reset based on one month and three month LIBOR, with one month LIBOR averaging 18 basis points and three month LIBOR averaging 34 basis points above the Federal Funds target during 2005. The weighted average maturity of the segment averaged between 35 and 40 days for most of the year.

For the year ended December 31, 2005, the investment contract segment of the Fund returned 3.51%, compared to the Ryan Labs Three Year GIC Index return of 3.19%. During the third quarter, the investment guidelines of the Fund were amended to allow the money market segment of the Fund (cash equivalents) to be reduced to as low as 20%. This change allowed an increase in investments in the synthetic portion of the Fund, allowing for continuation of the theme during the year of increased diversification. By year-end, the allocation to collateralized mortgage obligations (CMOs) increased by 6.2%, commercial mortgage-backed securities (CMBS) by 3.9% and units in SSgA passive portfolios by 2.9%. The strategic allocation to guaranteed investment contracts was maintained by replacing maturing assets. Over the course of the year, outperformance versus the benchmark was derived primarily from two sources: investments in longer maturing assets versus the benchmark while the yield curve exhibited traditional upward sloping characteristics, and spread tightening across the structured product sectors of CMBS, CMOs and home equity securities.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the year ended December 31, 2005, the Intermediate Bond Fund experienced a total return, net of expenses, of 2.00%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 2.43% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

For the year ended December 31, 2005, the Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index.

Bonds gained ground in 2005, leaning against the headwinds of Federal Reserve tightening and concern that higher energy prices would fuel inflation pressure. Initially, in the first quarter of 2005, bonds lost ground as volatile interest rates and weakness in credit markets stemming from concerns about the auto industry weighed on fixed income securities. Short-term interest rates continued to rise during the quarter as the Fed tightened, while strong demand from speculative investors and Asian central banks supported longer maturity bonds. However, in the second quarter bonds rallied worldwide as interest rates fell as signs of an economic slowdown emerged and risk appetites for credit-sensitive assets revived.

The third quarter was essentially a reversal of the previous three months, as most bond sectors lost ground in a rising rate environment. Rates were volatile intra-quarter, as investor sentiment shifted about the direction of Federal Reserve policy, the impact of Gulf Coast hurricanes, and the potential for a pullback in the U.S. housing market. The Federal Reserve continued to increase the Federal Funds rate during the last quarter of the year, raising the rate twice in 25 basis point increments to a level of 4.25%. As the year drew to a close, some optimism arose that the Federal Reserve might be near the end of its rate increases, as a fall in energy prices calmed fears about inflation. Signs that higher mortgage rates and lofty valuations could finally be affecting affordability in surging property markets also helped placate bond markets.

Interest rate strategies were negative for performance during the year. An above benchmark duration for most of the year was slightly negative for performance as interest rates rose. An emphasis on short and intermediate maturities was negative as the yield curve flattened. Mortgage security and coupon selection added to returns. An underweight to corporates was also positive for returns as this sector underperformed due to auto sector concerns and a potential slowdown among consumers. A tactical allocation to real return (inflation protected) and municipal bonds added value, as these less volatile asset classes typically outperform in a rising rate environment. Non-U.S. positions added value as economic growth was generally slower and interest rate increases milder outside the U.S. Modest exposure to emerging market bonds, specifically Mexico, was positive, as these bonds continued to benefit from improving country credit fundamentals.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2005, the Balanced Fund experienced a total return, net of expenses, of 4.99%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 4.81% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the year ended December 31, 2005, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, outperformed the Russell 1000 Index.

Stock selection in Health Care, especially pharmaceuticals, was the top contributor to performance for the year. An overweight in the equity segment in Energy early in 2005 and an underweight later in 2005 also helped performance. The portfolio also benefited from being underweight in Consumer Discretionary stocks. Stock selection in Financials was the biggest detractor, primarily the segment’s holding in Fannie Mae.

For the year ended December 31, 2005, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index.

Bonds gained ground in 2005, leaning against the headwinds of Federal Reserve tightening and concern that higher energy prices would fuel inflation pressure. Initially, in the first quarter of 2005, bonds lost ground as volatile interest rates and weakness in credit markets stemming from concerns about the auto industry weighed on fixed income securities. Short-term interest rates continued to rise during the quarter as the Fed tightened, while strong demand from speculative investors and Asian central banks supported longer maturity bonds. However, in the second quarter bonds rallied worldwide as interest rates fell as signs of an economic slowdown emerged and risk appetites for credit-sensitive assets revived.

The third quarter was essentially a reversal of the previous three months, as most bond sectors lost ground in a rising rate environment. Rates were volatile intra-quarter, as investor sentiment shifted about the direction of Federal Reserve policy, the impact of Gulf Coast hurricanes, and the potential for a pullback in the U.S. housing market. The Federal Reserve continued to increase the Federal Funds rate during the last quarter of the year, raising the rate twice in 25 basis point increments to a level of 4.25%. As the year drew to a close, some optimism arose that the Federal Reserve might be near the end of its rate increases, as a fall in energy prices calmed fears about inflation. Signs that higher mortgage rates and lofty valuations could finally be affecting affordability in surging property markets also helped placate bond markets. The Lehman Brothers Aggregate Bond Index returned 2.43% for the year, despite the tightening cycle by the Federal Reserve that began in 2004.

Interest rate strategies were negative for performance during the year. An above benchmark duration for most of the year was slightly negative for performance as interest rates rose. An emphasis on short and intermediate maturities was negative as the yield curve flattened. Mortgage security and coupon selection added to returns. An underweight to corporates was also positive for returns as this sector underperformed due to auto sector concerns and a potential slowdown among consumers. A tactical allocation to real return (inflation protected) and municipal bonds added value, as these less volatile asset classes typically outperform in a rising rate environment. Non-U.S. positions added value as economic growth was generally slower and interest rate increases milder outside the U.S. Modest exposure to emerging market bonds, specifically Mexico, was positive, as these bonds continued to benefit from improving country credit fundamentals.

Large-Cap Value Equity Fund

The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of greater than $1 billion that are believed to be undervalued in the marketplace. A segment of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those Russell 1000 stocks with a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

For the year ended December 31, 2005, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 6.50%. By comparison, the Russell 1000 Value Index produced an investment record of 7.05% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

For the year ended December 31, 2005, the actively managed portion of the Fund, which is advised with the assistance of Alliance Capital Management L.P., underperformed the Russell 1000 Value Index. Global equity markets continued to rally in 2005. Emerging markets delivered the highest returns, followed by Japan and Europe. The S&P 500 Index of large-capitalization U.S. equities lagged, but, having had a long stretch of outperformance in the 1990s, the U.S. market had fewer prospects for further appreciation. In effect, the valuations of Europe, Japan and the emerging markets played “catch-up” with the U.S. in 2005.

Returns in local currencies were generally higher, reflecting the unexpected appreciation of the U.S. dollar. The dollar staged a modest broad-based rally despite widespread fears that the growing size of the U.S. current account deficit would undermine the currency.

Energy and metals and mining stocks led the market globally last year thanks to booming world demand, while media and telecommunications companies trailed. Energy stocks also dominated U.S.

market returns, but leadership was broad-based, reflecting the widespread strength of U.S. corporate profits. The worst performers were troubled companies in the healthcare, media and auto and related industries.

Relative returns of the actively managed segment of the Fund were driven by stock selection within the transportation sector, especially positions in Burlington Northern Santa Fe and Norfolk Southern. Both of these railroad companies benefited from strong revenue improvement during the year driven by increased cargo rates and shipments of consumer goods and commodities. Another key contributor was Office Depot. This company’s stock price rose after management announced strong earnings in the third quarter due to cost-cutting measures.

Stock selection within the financial sector detracted from the relative returns of the actively managed segment of the Fund in 2005 as government sponsored housing agencies Freddie Mac and Fannie Mae fell on concerns about accounting issues and political efforts to control the size of their mortgage portfolios. Another chief detractor was U.S. Steel. The company declined due to weak steel prices and the announcement that the company would buy back outstanding shares.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the year ended December 31, 2005 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A segment of the Large-Cap Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the year ended December 31, 2005, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 6.82%. By comparison, the Russell 1000 Growth Index produced an investment record of 5.26% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Index for the year ended December 31, 2005. Stock selection in Health Care, especially pharmaceuticals, was the top contributor to performance for the year. An overweight in the Energy segment early in 2005 and an underweight later in 2005 also helped performance. The portfolio also benefited from being underweight in Consumer Discretionary stocks. Stock selection in Financials was the biggest detractor, primarily the segment’s holding in Fannie Mae.

For the year ended December 31, 2005, the segment of the Large-Cap Growth Equity Fund that was then actively managed with the assistance of RCM Capital Management LLC outperformed the Russell 1000 Growth Index. Outperformance for the year was due to positive stock selection.

Positive stock selection added to performance within the segment. Stock selection within Internet Software & Services, Semiconductors and Computers & Peripherals helped performance for the year.

Top performing stocks in 2005 were Google Inc., an Internet Software & Services company, Apple Computer Inc., a company in the Computers & Peripherals industry, and Marvell Technology Group, a Semiconductor stock.

Stock selection within Biotechnology, Communications Equipment and Energy detracted from returns during 2005. The largest detractors from performance for the year were Biogen Idec and Elan Corp., two stocks within the Biotechnology industry. An overweight in Energy and Biotechnology and underweight in Media and Software aided performance. An overweight in Internet Software & Services and Banks and an underweight in Transportation and Semiconductors detracted from performance.

The performance of the indexed segment of the Large-Cap Growth Equity Fund for the year ended December 31, 2005 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2005, the Index Equity Fund experienced a total return, net of expenses, of 5.66%. By comparison, the Russell 3000 Index produced an investment record of 6.12% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The performance of the Index Equity Fund for the year ended December 31, 2005 was consistent with the Russell 3000 Index after taking into account expenses.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund invests primarily in equity securities of companies with market capitalizations between $1 billion and $12 billion at the time of investment. The Fund seeks to be broadly diversified and emphasizes sectors and securities that State Street and the Fund’s Investment Advisor consider undervalued. The Mid-Cap Value Equity Fund seeks to achieve, over extended periods of time, total returns comparable to or superior to those of broad measures of the domestic stock market.

For the year ended December 31, 2005, the Mid-Cap Value Equity Fund, which is advised with the assistance of Ariel Capital Management LLC, experienced a total return, net of expenses, of 3.18%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 12.65% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The consumer sectors along with some of their key underlying industries struggled during the year. More specifically, newspaper and advertising industry-related stocks declined due to lower advertising spending and fears of a permanent shift to web-based channels. The Fund has been a long-term investor in these industries due to their predictable earnings and strong brands and franchises. Additionally, the Fund’s performance lagged as the Russell Mid-Cap Value Index’s energy holdings finished the year up 29.1%, even after giving back 7.0% in the fourth quarter.

In the Consumer Discretionary & Services sector, Interpublic Group was down 28.0% due to lower earnings resulting from account losses and costs connected with Sarbanes-Oxley compliance. Additionally, Tribune (-26.8%) continued to struggle under the general malaise of the industry due to fears of declining circulation and decreasing advertising revenue.

On a positive note, the Fund had strong performance in key holdings: Franklin Resources (+39.7%) and Omnicare (+65.6%). Franklin Resources’ shares rose as its international presence, with operations in over 100 countries, drove strong asset growth from non-U.S. investors. Omnicare’s stock increased as the result of its acquisition of NeighborCare, a leading institutional pharmacy provider, and strong earnings reports, which included record sales and increased operating margins.

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

For the year ended December 31, 2005, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of 11.63%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 12.10% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

In 2005, earnings were strong but the stock market was not. Corporate America increased earnings by an estimated 13.6%, but the stock market, as represented by the S&P 500 Index, gained just 4.91%. Indeed, companies continued to go on a profit tear the likes of which has not been seen in modern times. Investor sentiment throughout the year was soured by a double dose of rising interest rates and high energy prices. From a 45-year low of 1.00% in 2004, the Federal Reserve hiked short-term rates to 4.25% as of December 2005. Oil prices in August 2005 climbed to a record of more than $68 per barrel before ending the year at about $63. The worry among investors was that higher rates and oil prices would crimp consumer spending, the engine that drives the U.S. economy.

Among capitalization segments, mid-cap stocks were the clear winners for the second straight year. The Russell Mid-Cap Growth Index gained 12.10% in 2005. Lagging were the large-cap Russell 1000 Index, which was up 6.27%, and the small-cap Russell 2000 Index, which rose 4.55%. Meanwhile, eight of the ten Russell 3000 Index sectors recorded positive returns for the year. Leading the performance parade by a wide margin for the second straight year was the energy sector, which rose 56.69%—a 48.82-percentage-point edge over the second-best performing sector, producer durables. The biggest loss was recorded by the autos/transportation sector, which fell 6.45%.

When analyzing the portfolio’s performance and attribution, the consumer discretionary, utility and energy sectors contributed the most to performance versus the benchmark while the majority of the relative underperformance was attributable to the healthcare sector (-1.8% versus the benchmark). Within consumer discretionary, a retail theme that was in place throughout the year was the portfolio’s bias toward high-end retailers, including Chico’s FAS Inc. (+93%), Urban Outfitters Inc. (+14%), Coach Inc. (+18%) and American Eagle Outfitters Inc. (+20%). These companies have experienced solid square footage growth due to niche-oriented businesses. Additionally, casinos & gaming companies (e.g., Station Casinos, Scientific Games) have continued to benefit from increased gambling venues and products.

For 2005, the utility sector produced the greatest return in the portfolio, yielding 77%. Although one of the smaller sectors throughout the year with an average weight of 3.0%, it contributed approximately 1.8% to the portfolio’s total return and 1.0% to the relative return. Wireless telecom securities, including NII Holdings (+84%), Alamosa Holdings (+37%) and Western Wireless (+28%), all benefited from a general increase in wireless usage as well as subscriber retention. Another boost to performance was the portfolio’s holdings in the energy sector, which as a group advanced 74% during the year versus 54% for the benchmark. Leading the way were oil and gas production companies Ultra Petroleum (+132%) and Range Resources (+94%) as well as Peabody Energy (+105%), the world’s largest private-sector coal company.

Weighing on performance for 2005 was security selection within the healthcare sector (return of 8.0% for the portfolio vs. 17.9% for the benchmark), which represented 18% of the portfolio on average. Company specific events in the biotech industry led to substantial declines in securities which the portfolio held in the early part of the year. These included Eyetech Pharmaceuticals (-28%), MGI Pharma (-29%) and Elan (-71%).

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service development or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A segment of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed.

For the year ended December 31, 2005, the Small-Cap Equity Fund experienced a total return, net of expenses, of 6.26%. By comparison, the Russell 2000 Index produced an investment record of 4.55% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the year ended December 31, 2005. 2005 was a year of continued good economic growth and double digit earnings growth. In this environment, a focus on companies with attractive valuations, high quality earnings and corporate governance, and earnings growth that was better than expected produced positive results. Stock selection was particularly good in the health care and information technology sectors. Returns in the energy sector lagged those of the benchmark. Sectors that were overweighted during the year versus the benchmark sector weights were information technology (23% vs. 17%) and industrials (21% vs. 15%). Financials were underweighted (14% vs. 22%).

The three best performing stocks for the year were Quality Systems (+167%), Diodes (+106%) and LCA-Vision (+105%). Quality Systems sells healthcare information systems designed to automate medical and dental group practices and other health related organizations. Earnings for each quarter reported in 2005 exceeded expectations by 8% to 16%. Diodes manufactures semiconductor, diodes, and transistor devices. It also consistently grew faster than expected by analysts. LCA-Vision operates laser vision correction centers. Earnings exceeded expectations by at least 20% for each quarter reported in 2005. The three worst performing stocks during the year, all of which were sold because of negative earnings results, were R & G Financial Corp. (-61%), Deckers Outdoor Corp. (-54%) and Cash America Investments (-51%).

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management, LLP outperformed the Russell 2000 Index for the year ended December 31, 2005. As a “best ideas” portfolio, bottom-up stock selection is the primary source of excess returns, and in turn, aggregate risk. Stock selection was solid across most sectors for the year, with weakness contained primarily to the Consumer Discretionary sector.

The top-performing sectors relative to the Russell 2000 Index in 2005 were Financials, Information Technology and Telecommunication Services. The Financials sector contributed to index relative returns as a result of strong security selection, most notably from a strong move in shares of Nasdaq Stock Market. The stock of Nasdaq was among the top performers for the year as it continues to challenge the New York Stock Exchange for market share following regulatory changes that bolster its competitive position. Although the Information Technology sector was weak as a whole, the portfolio’s strong security selection produced positive relative returns. Software was a particularly strong area of performance, with Salesforce.com and Red Hat the top contributors in the sector for the year. Also in 2005, the Telecommunication Services sector aided relative results, particularly a holding in Dobson Communication, which was up over 300%.

On the negative side, poor stock selection in the Consumer Discretionary sector detracted from relative performance. Specialty retailer AC Moore Arts & Crafts was the largest detractor as investors continued to worry about the impact of high energy costs and rising interest rates.

The segment of the Small-Cap Equity Fund advised with the assistance of Capital Guardian Trust Company through June 30, 2005 underperformed the Russell 2000 Index for the six-month period then ended. Stock selection in Financials was the top contributor to performance for the six-month period. Stock selection in Health Care and Utilities also helped performance. Poor stock selection and an overweight in Information Technology was the largest detractor and poor stock selection in Industrials was the second-largest detractor. The portfolio’s largest overweight position was in the Consumer Discretionary sector while its largest underweight position was in Financials. Sector weightings, however, had minimal influence on relative results for the six months June 30, 2005.

The performance of the indexed segment of the Small-Cap Equity Fund for the six months ended December 31, 2005 was consistent with the Russell 2000 Index after taking into account expenses.

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

For the year ended December 31, 2005, the International Equity Fund experienced a total return, net of expenses, of 13.62%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 16.62% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The segment of the International Equity Fund advised by Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the year ended December 31, 2005. International equity markets shook off an October correction and posted strong gains in November and December 2005, ending the year just 5% below EAFE’s March 2000 record close. Most sectors participated in the rally, except for energy, which softened as oil prices declined post-Hurricane Katrina, and telecommunication services, which suffered all year from low pricing power and intense competition. For all of 2005, the MSCI AC World Ex-U.S. Index generated a 16.6% total return. Largely on the back of second half performance, emerging markets stocks set the pace with a 34.0% return followed by Japan at 25.5%. The smaller European markets of Norway, Austria and Denmark were close behind with returns over 24%. Overall, European market returns were a more modest 9.4%. The best performing global sectors were energy and materials, which rose 30.1% and 27.6%, respectively. The poorest performing sector was telecommunications, which declined 5.2%, making it the only sector in negative territory. Stock selection was positive on a country basis; however, the portfolio’s underweight in emerging markets stocks added to the negative variance versus the benchmark. In addition, results were poor in the portfolio’s consumer stocks.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (London) Limited underperformed the MSCI AC World Ex-U.S. Index for the year ended December 31, 2005. Underweight positions in Japan and emerging markets combined with disappointing performances from a number of the Fund’s U.K. holdings were the primary reason for the shortfall.

Concerns about a slump in U.K. consumer spending negatively impacted consumer and financial holdings in that country.

In contrast, stock selection in Japan and emerging markets was strong but not holding enough of either market segment offset those gains. Emerging markets have had a strong run in recent years on the back of investors’ increased appetite for risk but the asset class is, as of the end of 2005, trading at parity with its less risky, developed counterparts.

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

For the year ended December 31, 2005, the Structured Portfolio Service experienced a total return, net of expenses, of 4.49% for the Conservative Portfolio, 5.86% for the Moderate Portfolio, and 7.15% for the Aggressive Portfolio.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 8.    Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting:    The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds and the three portfolios of the Structured Portfolio Service. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds and the three portfolios of the Structured Portfolio Service based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting was effective as of December 31, 2005.

The Collective Trust’s management assessments of the effectiveness of the internal control over financial reporting of each of the Funds and the three portfolios of the Structured Portfolio Service as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Philip J. Lussier.    Mr. Lussier, age 52, is the President and Chief Executive Officer of the Collective Trust and the Chief Executive Officer and Chairman of the Board of CitiStreet LLC. Prior to assuming his current position at CitiStreet LLC in March 2005, Mr. Lussier served as President of CitiStreet’s Retirement Services Division from December 2000 to March 2005. From April 1, 2000 until December 2000, Mr. Lussier served as Division President, Institutional Sales & Marketing, of CitiStreet. From January 1995 until the inception of CitiStreet in April 2000, he was a Senior Vice President of the Retirement Investment Services Division of State Street Global Advisors.

Beth M. Halberstadt.    Ms. Halberstadt, age 40, is the Vice President and Chief Financial Officer of the Collective Trust, an Executive Vice President and member of the Board of Directors of State Street, a Vice President of State Street Bank and program director of the ABA Retirement Funds program. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Bank Global

Advisors, a division of State Street Bank. From 1988 to 1996, Ms. Halberstadt was employed by Watson Wyatt as a defined contribution consultant advising on 401(k), ESOP, non-qualified and stock purchase plan issues.

Robert E. Fullam.    Mr. Fullam, age 44, is the Treasurer and Chief Accounting Officer of the Collective Trust, a Vice President of State Street and Assistant Vice President of CitiStreet LLC, an affiliate of State Street Bank. Prior to joining CitiStreet in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period of 1987 through 2001, including Account Controller, Client Representative, Compliance Analyst and Investment Officer.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank or its affiliates.

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is State Street, a wholly owned subsidiary of State Street Bank. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of State Street has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of State Street is an employee of State Street Bank or its affiliates.

For purposes of complying with the audit committee requirements of the Sarbanes-Oxley Act, the board of directors of State Street has assigned to its Audit Committee responsibility for overseeing the accounting and financial reporting processes and audits of the financial statements of the Collective Trust. State Street’s board has determined that one member of the Audit Committee, William F. Weihs, is an “audit committee financial expert” as defined under applicable United States federal securities laws.

State Street Bank has adopted, and State Street has ratified the adoption of, a Code of Ethics for Financial Officers which applies to State Street Bank’s Chief Executive Officer, Chief Financial Officer, Controller and other financial officers, including all of the officers of the Collective Trust. A copy of the Code of Ethics is available at www.statestreet.com. The Collective Trust will provide a free copy of the Code of Ethics upon written request to State Street Bank and Trust Company, ARF Program Services, One Heritage Drive, North Quincy, Massachusetts 02171. The Collective Trust intends to post on the web site, www.statestreet.com, any amendments to, or waivers from, the Code of Ethics applicable to the officers referred to above.

State Street Bank and Citigroup, Inc. jointly own a Delaware limited liability company called CitiStreet LLC. CitiStreet provides recordkeeping and other administrative services to clients of State Street, State Street Bank and Citigroup, Inc. Insofar as State Street Bank provides recordkeeping and other administrative services to the Program, these services may be provided by CitiStreet on behalf of State Street Bank pursuant to a service agreement entered into between State Street Bank and CitiStreet.

State Street Bank directly distributes marketing materials on behalf of the Collective Trust. No third party distributors or broker-dealers who are unaffiliated with State Street Bank or its affiliates are utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a marketing representative who facilitates participation in the Program through phone or on-site discussions.

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

ITEM 14.    Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal accountant for the Collective Trust, for the audit of the Collective Trust’s annual financial statements and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $500,000 and $372,300 for the fiscal years ended December 31, 2005 and 2004, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Collective Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. In 2005, audit fees also include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2005 and 2004, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2005 and 2004, respectively.

The Examining and Audit Committee of State Street’s Board of Directors has established pre-approval policies and procedures applicable to all services provided by PwC, pursuant to which the Examining and Audit Committee will annually review for pre-approval each particular service expected to be provided by the outside auditor of the annual financial statements of the Collective Trust. Such services may include audit services (including consultation to support such audits), audit-related services (items reasonably related to the performance of the audit or review of the financial statements), tax services (tax compliance, tax planning, tax advice), and other services (services permissible under the auditor independence rules of the Securities and Exchange Commission). In connection with its pre-approval process the Examining and Audit Committee will be provided with sufficient detailed information so that it can make well-reasoned assessments of the impact of the services on the independence of PwC.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

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

3.    Exhibits are listed under Item 15(b) below.

ITEM 15(b).    Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.2.3	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.5.1	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5.2 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund, included as Exhibit 3.7 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund, included as Exhibit 3.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund, included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.14	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.15	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

3.16	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of October 1, 2005, included as Exhibit 3.16 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Structured Portfolio Service, included in Exhibits No. 3.1 through 3.15 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.3.1	Amendment Number Three to the American Bar Association Members Retirement Trust dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.4.1	Amendment Number Three to the American Bar Association Members Pooled Trust for Retirement Plans dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.4.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.7.2	Amendment No. 1 effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.7.3	Amendment No. 2 effective April 1, 2005, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

10.7.4	Amendment No. 3 dated August 18, 2005 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed August 23, 2005 and incorporated herein by reference thereto.

10.7.5	Amendmend No. 4 dated January 24, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.5 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.8.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and RCM Capital Management LLC, included as Exhibit 10.9.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.10.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.12	Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.13.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.13.2	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.13.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.14.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.14.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of July 31, 1995 by and between State Street Bank and Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.15.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Alliance Capital Management L.P., included as Exhibit 10.15.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

10.17	Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc., included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

Exhibit No.	Description of Document
10.18.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Ariel Capital Management, LLC, included as Exhibit 10.18.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners, included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.19.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Turner Investment Partners, included as Exhibit 10.19.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia International Advisors, LP, included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.20.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Philadelphia International Advisors, LP, included as Exhibit 10.20.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.21.3	Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference thereto.

10.21.4	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.4 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.22	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.22.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.22.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.23	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.24	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.25	Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.26	Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.27	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Wellington Management Company, LLP, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.27.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP, included as Exhibit 10.27.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.28	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.28.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Smith Asset Management Group, L.P., included as Exhibit 10.28.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.29	Investment Advisor Agreement effective as of March 1, 2006 by and between State Street Bank and Trust Company of New Hampshire and T. Rowe Price Associates, Inc., included as Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.30	Investment Advisory Services Agreement dated January 24, 2006 by and among the American Bar Retirement Association (now called ABA Retirement Funds), State Street Bank and Trust Company and CitiStreet Advisors LLC, included as Exhibit 10.30 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

31.1*	Certification of Philip Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 15(c).    Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: March 16, 2006	By:	/S/ PHILIP J. LUSSIER
	Name: Title:	Philip J. Lussier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/S/ PHILIP J. LUSSIER Philip J. Lussier	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/S/ BETH M. HALBERSTADT Beth M. Halberstadt	Vice President and Chief Financial Officer of the American Bar Association Members/ State Street Collective Trust (Principal Financial Officer)

/S/ ROBERT E. FULLAM Robert E. Fullam	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

/S/ DANIEL J. BOUCHARD* Daniel J. Bouchard	Director of State Street Bank and Trust Company of New Hampshire

/S/ NANCY E. GRADY* Nancy E. Grady	Director of State Street Bank and Trust Company of New Hampshire

/S/ BETH M. HALBERSTADT Beth M. Halberstadt	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/S/ GARY E. JENKINS* Gary E. Jenkins	Clerk, General Counsel and Director of State Street Bank and Trust Company of New Hampshire

/S/ THOMAS P. KELLY* Thomas P. Kelly	Director of State Street Bank and Trust Company of New Hampshire

/S/ KAREN E. KRUCK* Karen E. Kruck	Director of State Street Bank and Trust Company of New Hampshire

Signature	Title

/S/ NANCY H. LOUCKS* Nancy H. Loucks	Director of State Street Bank and Trust Company of New Hampshire

/S/ SCOTT W. OLSON* Scott W. Olson	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/S/ JAMES S. PHALEN* James S. Phalen	President, Chairman and Director of State Street Bank and Trust Company of New Hampshire

/S/ WILLIAM F. WEIHS* William F. Weihs	Treasurer and Director of State Street Bank and Trust Company of New Hampshire

*By	/S/ SHAWN P. CURRIER
Name:	Shawn P. Currier
Attorney-in-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust:

We have completed integrated audits of the December 31, 2005 and 2004 financial statements and of the internal control over financial reporting as of December 31, 2005 for each of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund and Stable Asset Return Fund (each hereafter referred to as a “Fund”), Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service (each hereafter referred to as a “Portfolio”) constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Trust”) in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedules

In our opinion, the financial statements listed in the index referenced under Item 15(a)(1) present fairly, in all material respects, the financial position of each of the Funds and each of the Portfolios at December 31, 2005, and the results of each of their operations, the changes in each of their net assets, and the financial highlights for each of the periods indicated, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index referenced under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2005 by correspondence with the custodian and brokers, provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Trust maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Trust’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 10, 2006

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $236,880,652)	$294,345,267	(a)
Investments in affiliated issuers, at value (cost $26,949,940)	26,949,940
Intermediate Bond Fund (cost $164,048,745 and units of 9,038,637)	173,191,952
Cash	38
Receivable for investments sold	2,087,859
Dividends, interest and tax reclaims receivable	344,453

Total assets	496,919,509

LIABILITIES
Payable for collateral received on securities loaned	22,583,711
Payable for fund units redeemed	4,389,406
Payable for investments purchased	490,355
Investment advisory fee payable	340,391
State Street Bank and Trust Company—program fee payable	94,136
Trustee, management and administration fees payable	23,539
ABA Retirement Funds—program fee payable	10,892
Other accruals	47,407

Total liabilities	27,979,837

Net assets (equivalent to $81.02 per unit based on 5,787,593 units outstanding)	$468,939,672

(a)	Includes securities on loan with a value of $21,860,657.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends (net of foreign tax expense of $29,686)	$4,139,326
Dividends—affiliated issuers	164,346
Securities lending income, net	23,425

Total investment income	4,327,097

Expenses
Investment advisory fee	662,209
State Street Bank and Trust Company—program fee	862,005
ABA Retirement Funds—program fee	125,775
Trustee, management and administration fees	241,004
Reports to unitholders	47,855
Legal and audit fees	95,792
Compliance consultant fees	91,231
Registration fees	10,202
Other fees	40,991

Total expenses	2,177,064

Net investment income	2,150,033

Realized and unrealized gain on:
Investments	21,625,080
Intermediate Bond Fund	962,998

Net realized gain	22,588,078

Change in net unrealized appreciation (depreciation) on investments	(1,788,800)

Net realized and unrealized gain	20,799,278

Net increase in net assets resulting from operations	$22,949,311

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$5,250,532	$2,150,033
Net realized gain	18,382,539	22,588,078
Change in net unrealized appreciation (depreciation)	8,732,225	(1,788,800)

Net increase in net assets resulting from operations	32,365,296	22,949,311

From unitholder transactions
Proceeds from units issued	28,221,412	18,130,364
Cost of units redeemed	(42,506,749)	(48,080,940)

Net decrease in net assets resulting from unitholder transactions	(14,285,337)	(29,950,576)

Net increase (decrease) in net assets	18,079,959	(7,001,265)

Net Assets
Beginning of year	457,860,978	475,940,937

End of year	$475,940,937	$468,939,672

Number of units
Outstanding—beginning of year	6,362,019	6,167,129
Issued	382,479	235,276
Redeemed	(577,369)	(614,812)

Outstanding—end of year	6,167,129	5,787,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income†	$2.07	$1.86	$1.60	$1.25	$0.71
Net expenses(†)††	(0.44)	(0.45)	(0.47)	(0.42)	(0.36)

Net investment income	1.63	1.41	1.13	0.83	0.35
Net realized and unrealized gain (loss)	(0.40)	(9.27)	13.21	4.37	3.50

Net increase (decrease) in unit value	1.23	(7.86)	14.34	5.20	3.85
Net asset value at beginning of year	64.26	65.49	57.63	71.97	77.17

Net asset value at end of year	$65.49	$57.63	$71.97	$77.17	$81.02

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.68%	0.74%	0.74%	0.58%	0.46%
Ratio of net investment income to average net assets	2.52%	2.33%	1.77%	1.13%	0.46%
Portfolio turnover*	232%	221%	122%	47%	22%
Total return	1.91%	(12.00)%	24.88%	7.23%	4.99%
Net assets at end of year (in thousands)	$458,157	$369,334	$457,861	$475,941	$468,940

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets and, with respect to periods commencing on July 1, 2004, does not include expenses relating to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—62.8%
BASIC MATERIALS—1.9%
Chemicals—0.7%
Air Products & Chemicals, Inc.	17,300	$1,023,987
Dow Chemical Co.	29,482	1,291,901
Huntsman Corp. *(a)	60.900	1,048,698

		3,364,586

Forest Products & Paper—0.2%
International Paper Co.	23,900	803,279

Mining—1.0%
Alcoa, Inc.	103,300	3,054,581
Barrick Gold Corp. (a)	16,100	448,707
Newmont Mining Corp.	19,900	1,062,660

		4,565,948

		8,733,813

COMMUNICATIONS—6.8%
Advertising—0.1%
Omnicom Group	7,300	621,449

Internet—1.7%
Amazon.Com, Inc.*	12,400	584,660
Checkfree Corp.*	11,500	527,850
eBay, Inc.*	31,800	1,375,350
Expedia, Inc.*	23,650	566,654
Google, Inc.*	6,300	2,613,618
Monster Worldwide, Inc.*	16,500	673,530
VeriSign, Inc. *(a)	28,000	613,760
Yahoo!, Inc. *	28,500	1,116,630

		8,072,052

Media—1.2%
Cablevision Systems Corp.*	24,605	577,479
Clear Channel Communications, Inc.	48,500	1,525,325
Comcast Corp. *	20,900	542,564
DIRECTV Group, Inc.*	23,700	334,644
Time Warner, Inc.	100,300	1,749,232
Viacom, Inc.	21,900	713,940

		5,443,184

Telecommunication—3.8%
American Tower Corp.*	21,400	579,940
AT&T, Inc.	18,300	448,167
BellSouth Corp.	21,500	582,650

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Cisco Systems, Inc.*	257,900	$4,415,248
Corning, Inc.*	75,100	1,476,466
JDS Uniphase Corp.*(a)	210,000	495,600
Qualcomm, Inc.	45,900	1 ,977,372
Qwest Communications International*(a)	228,900	1,293,285
Sprint Corp.	207,000	4,835,520
Verizon Communications, Inc.	54,600	1,644,552

		17,748,800

		31,885,485

CONSUMER, CYCLICAL—3.5%
Leisure Time—0.2%
Carnival Corp.	16,600	887,602

Lodging—0.3%
Las Vegas Sands Corp.*(a)	14,300	564,421
Starwood Hotels & Resorts Worldwide, Inc.	13,500	862,110

		1,426,531

Retail—3.0%
Autonation, Inc.*	28,500	619,305
Costco Wholesale Corp.	29,300	1,449,471
Dollar Tree Stores, Inc.*	55,800	1,335,852
Lowe’s Cos., Inc.	91,500	6,099,390
McDonald’s Corp.	16,700	563,124
Target Corp.	49,600	2,726,512
Williams-Sonoma, Inc.*	28,300	1,221,145

		14,014,799

		16,328,932

CONSUMER, NON-CYCLICAL—16.2%
Agriculture—1.0%
Altria Group, Inc.	64,800	4,841,856

Beverages—1.5%
Anheuser-Busch Cos., Inc.	47,300	2,032,008
Coca-Cola Co.	23,600	951,316
Pepsi Bottling Group, Inc.	13,800	394,818
PepsiCo, Inc.	60,100	3,550,708

		6,928,850

Biotechnology—0.4%
Amgen, Inc.*	13,100	1,033,066

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Millennium Pharmaceuticals, Inc.*	81,800	$793,460

		1,826,526

Commercial Services—0.6%
Accenture Ltd.	21,100	609,157
CCE Spinco, Inc.*	6,063	79,419
McKesson Corp.	44,900	2,316,391

		3,004,967

Cosmetics/Personal Care—1.1%
Avon Products, Inc.	147,300	4,205,415
Procter & Gamble Co.	15,500	897,140

		5,102,555

Food—1.8%
Campbell Soup Co.	58,500	1,741,545
Kraft Foods, Inc.	59,100	1,663,074
Sara Lee Corp.	41,500	784,350
Sysco Corp.	58,300	1,810,215
Unilever NV (ADR)	34,600	2,375,290

		8,374,474

Healthcare-Products—0.9%
Baxter International, Inc.	55,000	2,070,750
Medtronic, Inc.	33,500	1,928,595

		3,999,345

Healthcare-Services—1.4%
DaVita, Inc.*	41,200	2,086,368
Lincare Holdings, Inc.*(a)	30,800	1,290,828
WellPoint, Inc.*	40,500	3,231,495

		6,608,691

Pharmaceuticals—7.5%
Allergan, Inc.	62,600	6,758,296
AmerisourceBergen Corp.	36,800	1,523,520
AstraZeneca PLC (ADR)	168,353	8,181,956
Eli Lilly & Co.	30,700	1,737,313
Endo Pharmaceuticals Holdings, Inc.*	19,000	574,940
Forest Laboratories, Inc.*	163,700	6,659,316
ImClone Systems, Inc.*(a)	36,200	1,239,488
Medco Health Solutions, Inc.*	36,200	2,019,960
Omnicare, Inc.	21,100	1,207,342
Pfizer, Inc.	47,700	1,112,364

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Sepracor, Inc. *(a)	15,800	$815,280
Teva Pharmaceutical Industries Ltd. (ADR) (a)	75,600	3,251,556

		35,081,331

		75,768,595

ENERGY—4.5%
Oil & Gas—2.4%
Chevron Corp.	27,070	1,536,764
Exxon Mobil Corp.	43,466	2,441,485
Royal Dutch Shell PLC Class A (ADR)	90,900	5,589,441
Royal Dutch Shell PLC Class B (ADR)	11,272	727,382
Transocean, Inc.*	11,500	801,435

		11,096,507

Oil & Gas Services—1.7%
Baker Hughes, Inc.	19,540	1,187,641
BJ Services Co.	27,100	993,757
Halliburton Co.	14,900	923,204
Schlumberger Ltd.	33,646	3,268,709
Weatherford International Ltd.*	48,600	1,759,320

		8,132,631

Pipelines—0.4%
Kinder Morgan Management LLC	2,391	108,695
Kinder Morgan, Inc.	13,544	1,245,371
Williams Cos., Inc.	26,600	616,322

		1,970,388

		21,199,526

FINANCIAL—10.4%
Banks—1.1%
Fifth Third Bancorp	29,300	1,105,196
Wells Fargo & Co.	61,376	3,856,254

		4,961,450

Diversified Financial Services—5.1%
AmeriCredit Corp. *(a)	25,400	651,002
Capital One Financial Corp.	9,000	777,600
Fannie Mae	69,300	3,382,533
Freddie Mac	47,600	3,110,660
JPMorgan Chase & Co.	190,952	7,578,885
SLM Corp.	157,180	8,659,046

		24,159,726

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
FINANCIAL (Continued)
Insurance—1.9%
American International Group, Inc.	43,800	$2,988,474
Assurant, Inc.	4,500	195,705
Berkshire Hathaway, Inc.*(a)	28	2,481,360
Chubb Corp.	14,200	1,386,630
Hartford Financial Services Group, Inc.	8,500	730,065
XL Capital Ltd.	20,200	1,361,076

		9,143,310

REITS—0.1%
General Growth Properties, Inc.	7,200	338,328

Savings & Loans—2.2%
Golden West Financial Corp.	8,200	541,200
Hudson City Bancorp, Inc.	132,400	1,604,688
Washington Mutual, Inc.	187,636	8,162,166

		10,308,054

		48,910,868

INDUSTRIAL—8.4%
Aerospace & Defense—1.0%
United Technologies Corp.	85,200	4,763,532

Building Materials—0.6%
American Standard Cos., Inc.	66,000	2,636,700

Electrical Components & Equipment—0.1%
Emerson Electric Co.	9,200	687,240

Electronics—1.1%
Agilent Technologies, Inc.*	23,181	771,696
Flextronics International Ltd.*(a)	162,400	1,695,456
Jabil Circuit, Inc.*(a)	63,100	2,340,379
Thermo Electron Corp.*	11,700	352,521

		5,160,052

Engineering & Construction—0.9%
Fluor Corp.	55,200	4,264,752

Environmental Control—0.2%
Allied Waste Industries, Inc.*(a)	88,700	775,238

Miscellaneous Manufacturing—3.8%
Cooper Industries Ltd.	29,800	2,175,400
Danaher Corp.	40,800	2,275,824
General Electric Co.	246,300	8,632,815

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
Illinois Tool Works, Inc.	22,700	$1,997,373
Leggett & Platt, Inc.(a)	40,300	925,288
Siemens AG (ADR)(a)	7,900	676,161
Tyco International Ltd.	41,100	1,186,146

		17,869,007

Transportation—0.7%
United Parcel Service, Inc.	43,300	3,253,995

		39,410,516

TECHNOLOGY—10.4%
Computers—2.2%
Affiliated Computer Services, Inc.*(a)	42,300	2,503,314
International Business Machines Corp.	9,900	813,780
Lexmark International, Inc.*	27,700	1,241,791
SanDisk Corp.*	67,300	4,227,786
Seagate Technology*(a)	40,800	815,592
Sun Microsystems, Inc.*	154,100	645,679

		10,247,942

Semiconductors—5.4%
Altera Corp.*	188,700	3,496,611
Applied Materials, Inc.	254,400	4,563,936
Credence Systems Corp.*(a)	23,000	160,080
Fairchild Semiconductor International, Inc.*	46,700	789,697
Freescale Semiconductor, Inc.*(a)	80,300	2,022,757
Hewlett-Packard Co.	42,600	1,219,638
Intel Corp.	55,700	1,390,272
International Rectifier Corp.*(a)	64,800	2,067,120
KLA-Tencor Corp.	95,100	4,691,283
Linear Technology Corp.	27,400	988,318
Novellus Systems, Inc.*	16,100	388,332
Silicon Laboratories, Inc.*(a)	18,400	674,544
Teradyne, Inc.*(a)	67,400	982,018
Xilinx, Inc.	72,000	1,815,120

		25,249,726

Software—2.8%
Adobe Systems, Inc.	76,000	2,808,960
Automatic Data Processing, Inc.	19,700	904,033
Microsoft Corp.	240,400	6,286,460

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2005

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
SAP AG (ADR)(a)	74,000	$3,335,180

		13,334,633

		48,832,301

UTILITIES—0.7%
Electric—0.7%
AES Corp.*	123,700	1,958,171
Exelon Corp.	11,600	616,424
MDU Resources Group, Inc.	21,400	700,636

		3,275,231

TOTAL COMMON STOCK (cost $236,880,652)		294,345,267

	Units
INVESTMENT FUNDS—36.9%
American Bar Association Members/State Street Collective Trust Intermediate Bond Fund (cost $164,048,745)	9,038,637	173,191,952

SHORT-TERM INVESTMENTS—5.7%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	4,366,229	4,366,229
State Street Quality D Short Term Investment Fund(b)(c)	22,583,711	22,583,711

TOTAL SHORT-TERM INVESTMENTS (cost $26,949,940)		26,949,940

TOTAL INVESTMENTS—105.4% (cost $427,879,337)		494,487,159
Liabilities in excess of other assets—(5.4)%		(25,547,487)

NET ASSETS—100%		$468,939,672

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.
ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2005
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $369,346,444 and units of 40,436,747)	$419,167,318
Cash	3,945

Total assets	419,171,263

LIABILITIES

Payable for fund units redeemed	16,221,903
State Street Bank and Trust Company—program fee payable	132,555
Trustee, management and administration fees payable	33,114
ABA Retirement Funds—program fee payable	14,767
Other accruals	66,492

Total liabilities	16,468,831

Net assets (equivalent to $31.91 per unit based on 12,621,390 units outstanding)	$402,702,432

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Securities lending income from underlying affiliated fund	$55,212

Total investment income	55,212

Expenses
State Street Bank and Trust Company—program fee	1,192,437
ABA Retirement Funds—program fee	173,588
Trustee, management and administration fees	333,139
Reports to unitholders	66,099
Legal and audit fees	132,313
Compliance consultant fees	126,013
Registration fees	14,092
Other fees	56,620

Total expenses	2,094,301

Net investment loss	(2,039,089)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized loss	(1,246,397)
Change in net unrealized appreciation (depreciation)	26,467,267

Net realized and unrealized gain	25,220,870

Net increase in net assets resulting from operations	$23,181,781

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment loss	$(1,713,703)	$(2,039,089)
Net realized loss	(3,622,007)	(1,246,397)
Change in net unrealized appreciation (depreciation)	44,589,631	26,467,267

Net increase in net assets resulting from operations	39,253,921	23,181,781

From unitholder transactions
Proceeds from units issued	47,612,758	30,171,545
Cost of units redeemed	(23,573,995)	(32,823,215)

Net increase (decrease) in net assets resulting from unitholder transactions	24,038,763	(2,651,670)

Net increase in net assets	63,292,684	20,530,111

Net Assets
Beginning of year	318,879,637	382,172,321

End of year	$382,172,321	$402,702,432

Number of units
Outstanding—beginning of year	11,764,241	12,655,903
Issued	1,721,644	1,021,088
Redeemed	(829,982)	(1,055,601)

Outstanding—end of year	12,655,903	12,621,390

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income†*	$0.00	$0.00	$0.00	$0.00	$0.00
Net expenses†(††)	(0.12)	(0.12)	(0.12)	(0.14)	(0.16)

Net investment loss	(0.12)	(0.12)	(0.12)	(0.14)	(0.16)
Net realized and unrealized gain (loss)	(3.45)	(5.70)	6.42	3.23	1.87

Net increase (decrease) in unit value	(3.57)	(5.82)	6.30	3.09	1.71
Net asset value at beginning of year	30.20	26.63	20.81	27.11	30.20

Net asset value at end of year	$26.63	$20.81	$27.11	$30.20	$31.91

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.45%	0.51%	0.51%	0.50%	0.52%
Ratio of net investment loss to average net assets	(0.44)%	(0.50)%	(0.50)%	(0.49)%	(0.51)%
Portfolio turnover**	7%	9%	7%	7%	7%
Total return	(11.82)%	(21.85)%	30.27%	11.40%	5.66%
Net assets at end of year (in thousands)	$263,177	$219,622	$318,880	$382,172	$402,702

*	Amounts less than $0.005 per unit are rounded to zero.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $554,320,826)	$552,178,313	(a)
Investments in affiliated issuers, at value (cost $94,353,438)	94,353,438
Foreign currency, at value (cost $4,801,404)	4,758,887
Cash	112
Receivable for investments sold on a delayed delivery basis	13,291,171
Interest and dividend receivable	2,003,788
Swap contracts, at value	151,091
Gross unrealized appreciation of forward currency exchange contracts	14,251

Total assets	666,751,051

LIABILITIES
Payable for investments purchased on a delayed delivery basis	121,595,088
Payable for collateral received on securities loaned	79,120,251
Payable for fund units redeemed	10,878,207
Swap contracts, at value	565,881
State Street Bank and Trust Company—program fee payable	144,503
Investment advisory fee payable	106,351
Options written, at value (premiums received $92,959)	71,356
Gross unrealized depreciation of forward currency exchange contracts	71,087
Trustee, management and administration fees payable	36,172
Payable for futures variation margin	27,129
ABA Retirement Funds—program fee payable	16,735
Other accruals	73,716

Total liabilities	212,706,476

Net assets (equivalent to $19.16 per unit based on 23,695,486 units outstanding)	$454,044,575

(a) Includes securities on loan with a value of $77,522,133.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends—unaffiliated issuers	$172,951
Dividends—affiliated issuers	328,950
Interest—unaffiliated issuers	19,198,690
Securities lending income	42,245

Total investment income	19,742,836

Expenses
Investment advisory fee	1,246,394
State Street Bank and Trust Company—program fee	1,369,287
ABA Retirement Funds—program fee	199,886
Trustee, management and administration fees	383,114
Reports to unitholders	75,860
Legal and audit fees	151,852
Compliance consultant fees	144,621
Registration fees	16,173
Other fees	64,980

Total expenses	3,652,167

Net investment income	16,090,669

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,326,383)
Foreign currency transactions and forward currency exchange contracts	1,456,857
Swap contracts	1,585,488
Written options	416,602
Futures contracts	(3,844,843)

Net realized loss	(1,712,279)

Change in net unrealized appreciation (depreciation) on:
Investments	(5,734,616)
Foreign currency transactions and forward currency exchange contracts	36,075
Written options	(86,660)
Futures contracts	(323,518)
Swaps contracts	838,271

Change in net unrealized appreciation (depreciation)	(5,270,448)

Net realized and unrealized loss	(6,982,727)

Net increase in net assets resulting from operations	$9,107,942

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$5,778,024	$16,090,669
Net realized gain (loss)	9,970,097	(1,712,279)
Change in net unrealized appreciation (depreciation)	558,171	(5,270,448)

Net increase in net assets resulting from operations	16,306,292	9,107,942

From unitholder transactions
Proceeds from units issued*	212,099,997	25,071,379
Cost of units redeemed	(22,707,463)	(21,844,133)

Net increase in net assets resulting from unitholder transactions	189,392,534	3,227,246

Net increase in net assets	205,698,826	12,335,188

Net Assets
Beginning of year	236,010,561	441,709,387

End of year	$441,709,387	$454,044,575

Number of units
Outstanding—beginning of year	13,060,672	23,511,425
Issued*	11,688,869	1,328,378
Redeemed	(1,238,116)	(1,144,317)

Outstanding—end of year	23,511,425	23,695,486

*	Includes for 2004 Balanced Fund transaction of $173,984,004 and 9,614,275 units issued reflecting the transfer of the debt portion of the Balanced Fund, including interest receivable, into the Fund in exchange for units of the Fund as of June 30, 2004.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income†	$1.18	$0.68	$0.67	$0.46	$0.81
Net expenses(†)††	(0.07)	(0.11)	(0.14)	(0.14)	(0.15)

Net investment income	1.11	0.57	0.53	0.32	0.66
Net realized and unrealized gain (loss)	0.18	1.16	0.23	0.40	(0.29)

Net increase in unit value	1.29	1.73	0.76	0.72	0.37
Net asset value at beginning of year	14.29	15.58	17.31	18.07	18.79

Net asset value at end of year	$15.58	$17.31	$18.07	$18.79	$19.16

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.46%	0.68%	0.80%	0.78%	0.79%

Ratio of net investment income to average net assets	7.29%	3.47%	2.97%	1.71%	3.48%
Portfolio turnover*	19%	564%	441%	453%	458%
Total return	9.03%	11.10%	4.39%	3.98%	1.97%
Net assets at end of year (in thousands)	$176,425	$215,928	$236,011	$441,709	$454,045

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after July 1, 2002, net expenses does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and for periods prior to July 1, 2002, net expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
*	Prior to July 1, 2002, portfolio turnover reflected purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than portfolio turnover of the underlying portfolios of such registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—l.3%
MORTGAGE BACKED SECURITIES—1.3%
Collateralized Mortgage Obligations (CMO)—1.0%
Bear Stearns Adjustable Rate Mortgage Trust
5.93% 6/25/2032 (a)	$146,174	$145,772
5.62% 2/25/2033 (a)	286,700	286,489
Bear Stearns Alt-A Trust 5.42% 5/25/2035	1,901,690	1,900,394
CS First Boston Mortgage Securities Corp. 5.74% 5/25/2032 (a)	49,917	49,775
Residential Asset Securitization Trust 5.50% 1/25/2034	1,666,100	1,665,407
Residential Funding Mortgage Security I 6.50% 3/25/2032	304,261	308,532
Salomon Brothers Mortgage Securities VII 4.88% 5/25/2032 (a)(b)	221,518	221,518
Washington Mutual Mortgage Securities Corp. 5.38% 2/25/2033 (a)	93,874	93,386

		4,671,273

Credit Card Receivables—0.2%
Chase Credit Card Master Trust 5.50% 11/17/2008	870,000	873,428

Other Asset Backed—0.1%
CVS Corp. 6.20% 10/10/2025 (b)	66,378	70,761
Ras Laffan Liquefied Natural Gas Co. Ltd. 8.29% 3/15/2014 (b)	255,000	294,051

		364,812

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $5,967,288)		5,909,513

U.S. GOVERNMENT & AGENCY OBLIGATIONS—75.5%
AGENCY MORTGAGE BACKED SECURITIES—63.6%
Federal Home Loan Mortgage Corp. (FHLMC)—3.4%
FHLMC
4.73% 7/25/2044	9,521,436	9,663,057
5.00 % TBA	4,000,000	3,871,248
7.50% 7/1/2021—9/1/2032	1,116,680	1,172,046
8.00% 11/1/2029—7/1/2031	326,126	347,747
8.50% 3/1/2030—10/1/2030	80,836	87,468
9.50% 4/15/2020	12,180	12,153
10.00% 9/1/2017—11/1/2020	75,634	79,270
10.50% 4/1/2016—2/1/2021	39,383	43,378
11.00% 9/1/2020	6,172	6,834

		15,283,201

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Principal Amount	Value
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA)—59.8%
FNMA
4.00% 07/01/2018—TBA	$27,302,170	$26,110,337
4.50% 2/1/2035—9/1/2035	8,477,444	7,983,808
5.00% 02/01/2019—TBA	2,342,531	2,317,483
5.17% 4/1/2032 (a)	399,276	402,538
5.50% 10/01/2033 —TBA	231,228,413	229,061,251
6.00% 4/1/2016—1/1/2023	390,872	398,433
6.50% 4/1/2029—9/1/2034	9,951,848	10,224,464
7.00% 5/1/2024—6/1/2032	1,917,225	2,001,212
7.50% 9/1/2029—2/1/2032	610,407	639,648
8.00% 5/1/2029—4/1/2032	1,650,264	1,762,783
8.50% 9/25/2020—1/1/2031	1,793,912	1,944,277
9.50% 4/1/2030	234,901	258,653
10.00% 5/1/2022—11/1/2024	193,930	214,225
10.50% 10/1/2018	29,499	32,791
11.00% 9/1/2019	49,378	55,068
11.50% 11/1/2019	10,366	11,325

		283,418,296

Government National Mortgage Association (GNMA)—0.4%
GNMA
4.13% 10/20/2025—12/20/2027(a)	105,731	106,646
4.38% 2/20/2025—5/20/2025(a)	184,482	185,377
4.63% 3/20/2025(a)	60,964	61,477
4.75% 7/20/2025—9/20/2027(a)	180,437	181,732
9.00% 12/15/2017	75,693	81,844
9.50% 9/15/2017—12/15/2021	243,170	267,127
10.00% 3/15/2018—2/15/2025	599,594	674,250
10.50% 9/15/2015—8/15/2020	94,137	105,330
11.00% 12/15/2009—2/15/2025	152,412	167,051

		1,830,834

U.S. GOVERNMENT OBLIGATIONS—11.9%
U.S. Treasury Interest Strips—1.9%
0.00% 5/15/2020—8/15/2020	14,800,000	7,574,170
1.63% 1/15/2015	1,042,620	1,004,458

		8,578,628

U.S. Treasury Bond—0.7%
United States Treasury Bonds
8.13% 8/15/2021	2,200,000	3,052,586

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. Treasury Notes—9.3%
United States Treasury Notes
0.875% 4/15/2010(c)	$4,413,696	$4,195,942
3.50% 11/15/2006	100,000	99,215
3.75% 3/31/2007	9,300,000	9,220,801
3.88% 5/15/2010	2,200,000	2,158,321
4.25% 10/31/2007—11/15/2014	12,700,000	12,587,355
6.25% 8/15/2023	9,450,000	11,284,632
9.00% 11/15/2018	2,025,000	2,895,118

		42,441,384

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $357,236,133)		354,604,929

FOREIGN GOVERNMENT OBLIGATIONS—2.0%
France—0.2%
Government of France 0.00% 1/26/2006	EUR 600,000	709,454

Germany—0.7%
Federal Republic of Germany 0.00% 1/18/2006	EUR 2,700,000	3,194,622

Italy—0.9%
Republic of Italy
0.375% 10/10/2006	JPY 469,000,000	3,988,358
3.80% 3/27/2008	JPY 29,000,000	264,814

		4,253,172

Mexico—0.2%
United Mexican States
8.00% 9/24/2022(d)	625,000	771,094
8.30% 8/15/2031	250,000	321,250

		1,092,344

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $9,234,435)		9,249,592

MUNICIPALS—2.2%
California—0.7%
Golden St. Tobacco Securitization Corp. Revenue Bonds (CA Tobacco Settlement Series 2003 A-1)
6.25% 6/1/2033	2,450,000	2,664,424
6.75% 6/1/2039	600,000	671,016

		3,335,440

Illinois—0.3%
Du Page County, Illinois G.O. Bonds (Limited Tax) 5.00% 1/1/2031	1,000,000	1,034,480
Regional Transportation Authority, Illinois G.O. Bonds (Series 2002-A) (MBIA) 5.75% 7/1/2015	500,000	572,350

		1,606,830

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Principal Amount	Value

MUNICIPALS (Continued)
Massachusetts—0.2%
Massachusetts St. Water Resource Authority Revenue Bonds (Series 2002-J)
5.00% 8/1/2032	$1,000,000	$1,031,010

Minnesota—0.3%
Minnesota St. G.O. Bonds 5.00% 8/1/2013	1,200,000	1,307,136

New Jersey—0.2%
New Jersey St. Tobacco Settlement Financing Corp. Revenue Bonds 6.38% 6/1/2032	750,000	821,422

New York—0.3%
New York NY City Municipal Water & Sewer System Revenue Bonds (Series 2002-A) (FSA) 5.13% 6/15/2034	300,000	315,519
New York State Dorm Authority Revenue Bonds (State Personal Income Tax Series 2003-A) 5.00% 3/15/2027	800,000	867,752

		1,183,271

Texas—0.2%
Texas St. G.O. Bonds (Refunding Public Financing Auth. Series 2003-A) 5.00% 10/1/2014	800,000	867,056

TOTAL MUNICIPALS (cost $9,401,488)		10,152,165

CORPORATE BONDS—7.7%
COMMUNICATIONS—1.2%
Media—0.5%
Time Warner, Inc. 6.13% 4/15/2006	2,300,000	2,306,916

Telecommunication—0.7%
AT&T, Inc. 4.54% 11/14/2008	3,000,000	3,004,293

CONSUMER, CYCLICAL—1.1%
Auto Manufacturers—0.6%
DaimlerChrysler NA Holdings
4.70% 3/7/2007	1,500,000	1,498,467
5.30% 8/8/2006	200,000	200,863
6.40% 5/15/2006	265,000	266,314
Ford Motor Co. 7.45% 7/16/2031 (d)	300,000	204,000
General Motors Corp. 8.38% 7/15/2033 (d)	800,000	528,000

		2,697,644

Lodging—0.5%
Harrah’s Operating Co., Inc. 4.90% 2/8/2008	2,300,000	2,302,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Principal Amount	Value
CONSUMER, CYCLICAL (Continued)
ENERGY—0.3%
Electric—0.0%
Entergy Gulf States, Inc. 3.60% 6/1/2008	$95,000	$91,354

Pipelines—0.3%
El Paso Corp.
7.00% 5/15/2011(d)	450,000	446,625
7.75% 1/15/2032	1,000,000	1,002,500

		1,449,125

FINANCIAL—4.0%
Banks—2.0%
European Investment Bank 3.00% 9/20/2006	JPY 47,000,000	406,825
HSBC Bank USA 4.57% 9/21/2007(a)	1,900,000	1,903,220
Royal Bank of Scotland Group PLC 4.50% 12/21/2007	7,000,000	6,998,502

		9,308,547

Diversified Financial Services—2.0%
Ford Motor Credit Co. 7.38% 2/1/2011	1,900,000	1,665,384
General Motors Acceptance Corp. 7.00% 2/1/2012(d)	2,900,000	2,630,086
Goldman Sachs Group, Inc. 4.59% 12/22/2008	4,600,000	4,598,620

		8,894,090

INDUSTRIAL—0.2%
Miscellaneous Manufacturing—0.2%
General Electric Co. 4.50% 12/9/2008(d)	900,000	899,459

UTILITIES—0.9%
Electric—0.9%
PPL Capital Fund Trust I 7.29% 5/18/2006	1,100,000	1,106,677
PSEG Power LLC
6.88% 4/15/2006	1,800,000	1,809,322
6.95% 6/1/2012	400,000	433,487
TXU Energy Co. LLC 4.92% 1/17/2006	500,000	499,979

		3,849,465

TOTAL CORPORATE BONDS (cost $34,812,514)		34,803,409

	Shares
PREFERRED STOCK—0.1%
FINANCIAL—0.1%
REITS—0.1%
Home Ownership Funding Corp.(b)	1,250	345,742

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Shares	Value
PREFERRED STOCK—(Continued)
FINANCIAL—(Continued)
Diversified Financial Services—0.0%
Fannie Mae	1,350	$73,575

TOTAL PREFERRED STOCK (cost $611,836)		419,317

	Contracts
OPTIONS PURCHASED—PUTS—0.0%
Eurodollar Futures Expiring December 2006 @ 91.75	186	1,163

Total OPTIONS PURCHASED—PUTS (cost $1,767)		1,163

OPTIONS PURCHASED—CALLS—0.0%
Eurodollar Futures Expiring March 2006 @ 95.25	193	27,744
Eurodollar Futures Expiring June 2006 @ 95.25	206	51,500

Total OPTIONS PURCHASED—CALLS (cost $96,384)		79,244

	Principal Amount
SHORT-TERM INVESTMENTS—51.0%
COMMERCIAL PAPER—0.5%
General Electric Capital Corp. 4.06% 1/17/2006	$2,100,000	2,096,211

U.S. GOVERNMENT & AGENCY OBLIGATIONS—29.7%
Agency Discount Notes—29.1%
Federal Home Loan Bank
3.96% 1/11/2006	8,600,000	8,590,325
3.97% 1/13/2006	12,600,000	12,582,948
4.14% 2/15/2006	6,900,000	6,864,292
Federal Home Loan Mortgage Corp.
3.77% 1/10/2006	2,900,000	2,897,136
4.10% 2/7/2006	30,900,000	30,769,791
4.14% 2/14/2006	100,000	99,494
4.23% 4/25/2006	5,500,000	5,426,414
4.30% 3/14/2006	5,300,000	5,254,314
4.31% 3/14/2006	100,000	99,138

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2005

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
Agency Discount Notes (Continued)
Federal National Mortgage Association
3.85% 3/8/2006	$12,600,000	$12,504,066
3.86% 3/22/2006	11,800,000	11,690,129
3.91% 1/4/2006	100,000	99,295
3.94% 1/11/2006	5,500,000	5,493,889
4.20% 3/1/2006	500,000	496,534
4.23% 3/15/2006	3,200,000	3,172,292
4.24% 3/8/2006	1,400,000	1,388,997
4.30% 3/27/2006	8,100,000	8,017,571
4.30% 3/27/2006	16,100,000	15,935,400
4.32% 4/3/2006	700,000	692,272

		132,074,297

U.S. Treasury Bills—0.6%
United States Treasury Bills (e)
3.82% 3/16/2006	500,000	496,074
3.83% 3/16/2006	450,000	446,460
3.84% 3/16/2006	500,000	496,043
3.84% 3/16/2006	700,000	694,475
3.87% 3/16/2006	20,000	19,841
3.88% 3/2/2006—3/16/2006	230,000	228,454
3.90% 3/2/2006	250,000	248,377
3.90% 3/16/2006	20,000	19,840
4.12% 3/16/2006	140,000	138,909

		2,788,473

		134,862,770

INVESTMENT FUNDS—20.8%	Units
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund (f)	15,233,187	15,233,187
State Street Quality D Short Term Investment Fund (f)(g)	79,120,251	79,120,251

		94,353,438

TOTAL SHORT-TERM INVESTMENTS (cost $231,312,419)		231,312,419

TOTAL INVESTMENTS—139.8% (cost $648,674,264)		646,531,751
Liabilities in excess of other assets—(39.8)%		(192,487,176)

NET ASSETS—100%		$454,044,575

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond

Schedule of Investments

December 31, 2005

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $1,114,198 and $932,072, respectively.
(c)	Represents a Treasury Inflation-Protected Security (TIPS). The interest and redemption payments for TIPS are tied to inflation as measured by the Consumer Price Index (CPI).
(d)	All or a portion of security is on loan.
(e)	These securities have been segregated as collateral for outstanding interest rate swaps and futures contracts.
(f)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(g)	Represents security purchased with cash collateral received for securities on loan.

EUR—Eurodollar denominated bond

FSA—Financial Security Assurance Co.

G.O.—General Obligation

JPY—Japanese Yen denominated bond

MBIA—Municipal Bond Insurance Association

TBA—To Be Announced—See Note 2(F)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS

Investments, at value (cost $151,307,775)	$203,282,331	(a)
Investments in affiliated issuers, at value (cost $34,649,519)	34,649,519
Foreign currency, at value (cost $693,714)	693,079
Cash	571
Dividends receivable	203,746
Tax reclaims receivable	115,529
Receivable for investments sold	280,074

Total assets	239,224,849

LIABILITIES

Payable for collateral received on securities loaned	24,814,519
Payable for fund units redeemed	11,671,939
Payable for investments purchased	405,823
Tax withholding payable	775
Investment advisory fee payable	103,588
State Street Bank and Trust Company—program fee payable	65,787
Trustee, management and administration fees payable	16,386
ABA Retirement Funds—program fee payable	7,569
Other accruals	32,257

Total liabilities	37,118,643

Net Assets (equivalent to $24.85 per unit based on 8,133,807 units outstanding)	$202,106,206

(a)	Includes securities on loan with a value of $23,426,711.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends (net of foreign tax expense of $325,103)	$4,518,762
Dividends—affiliated issuers	177,047
Securities lending income, net	100,468

Total investment income	4,796,277

Expenses
Investment advisory fee	1,080,954
State Street Bank and Trust Company—program fee	549,895
ABA Retirement Funds—program fee	79,611
Trustee, management and administration fees	153,250
Reports to unitholders	30,409
Legal and audit fees	60,870
Compliance consultant fees	57,973
Registration fees	6,483
Other fees	26,048

Total expenses	2,045,493

Net investment income	2,750,784

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Investment securities	15,101,178
Foreign currency	(91,710)

Net realized gain	15,009,468

Change in net unrealized appreciation (depreciation) on:
Investment securities	7,646,869
Foreign currency	(27,070)

Change in net unrealized appreciation (depreciation)	7,619,799

Net realized and unrealized gain	22,629,267

Net increase in net assets resulting from operations	$25,380,051

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$2,108,379	$2,750,784
Net realized gain	8,361,127	15,009,468
Change in net unrealized appreciation (depreciation)	15,548,729	7,619,799

Net increase in net assets resulting from operations	26,018,235	25,380,051

From unitholder transactions
Proceeds from units issued	36,808,712	35,724,237
Cost of units redeemed	(19,479,492)	(17,711,629)

Net increase in net assets resulting from unitholder transactions	17,329,220	18,012,608

Net increase in net assets	43,347,455	43,392,659
Net Assets
Beginning of year	115,366,092	158,713,547

End of year	$158,713,547	$202,106,206

Number of units
Outstanding—beginning of year	6,331,977	7,257,708
Issued	1,950,610	1,656,251
Redeemed	(1,024,879)	(780,152)

Outstanding—end of year	7,257,708	8,133,807

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income†	$0.41	$0.21	$0.37	$0.51	$0.59
Net expenses(†)††	(0.12)	(0.10)	(0.15)	(0.21)	(0.25)

Net investment income	0.29	0.11	0.22	0.30	0.34
Net realized and unrealized gain (loss)	(6.22)	(3.45)	4.30	3.35	2.64

Net increase (decrease) in unit value	(5.93)	(3.34)	4.52	3.65	2.98
Net asset value at beginning of year	22.97	17.04	13.70	18.22	21.87

Net asset value at end of year	$17.04	$13.70	$18.22	$21.87	$24.85

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.60%	0.66%	1.01%	1.10%	1.11%
Ratio of net investment income to average net assets	1.51%	0.72%	1.51%	1.59%	1.50%
Portfolio turnover*	201%	64%	144%	25%	35%
Total return	(25.82)%	(19.60)%	32.99%	20.03%	13.63%
Net assets at end of year (in thousands)	$89,001	$78,240	$115,366	$158,714	$202,106

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund. For periods commencing April 1, 2003, net expenses does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, net expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
*	Through March 31, 2003, portfolio turnover reflects purchases and sales of shares of the registered investment company in which a portion of the Fund was then invested rather than the portfolio turnover of the underlying portfolio of the registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—99.9%
Australia—2.5%
BHP Billiton Ltd.	89,700	$1,498,162
Commonwealth Bank of Australia(a)	28,500	894,470
Goodman Fielder Ltd.*	183,000	280,790
John Fairfax Holdings Ltd.(a)	320,000	942,062
News Corp. (CDI)(a)	25,049	419,286
Qantas Airways Ltd.	360,200	1,068,341

		5,103,111

Belgium—0.8%
Dexia	41,150	949,257
Fortis	20,900	665,521

		1,614,778

Bermuda—0.3%
Esprit Holdings Ltd.	85,500	607,599

Brazil—1.4%
Cia Vale do Rio Doce (ADR)	42,750	1,758,735
Petroleo Brasileiro SA (ADR)	13,700	976,399

		2,735,134

Canada—4.9%
Alcan, Inc.	37,200	1,523,798
Bank of Nova Scotia(b)	31,440	1,244,172
Bank of Nova Scotia(c)	2,600	103,012
Canadian Imperial Bank of Commerce(a)	17,720	1,161,272
Canadian National Railway Co.	14,700	1,174,285
CGI Group, Inc.*	62,600	499,318
Shoppers Drug Mart Corp.	23,000	867,567
Talisman Energy, Inc.(b)	60,700	3,206,930
Talisman Energy, Inc.(c)	1,300	68,744

		9,849,098

Cayman Islands—0.2%
Global Bio-Chem Technology Group Co. Ltd.	706,000	309,587

China—1.1%
China Construction Bank*	2,900,000	1,000,509
China Life Insurance Co. Ltd.*	649,000	573,370
China Telecom Corp. Ltd.	1,786,000	650,728

		2,224,607

Finland—0.7%
Nokia OYJ	77,900	1,425,250

France—9.5%
Air France-KLM(a)	14,000	299,910
AXA(a)	91,875	2,965,844
BNP Paribas(a)	16,450	1,331,464

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Cie de Saint-Gobain(a)	45,700	$2,719,426
France Telecom SA(a)	33,000	820,260
Imerys SA(a)	12,908	933,953
Lafarge SA(a)	26,900	2,420,978
Societe Assurances Generales de France(a)	17,000	1,684,998
Societe BIC SA	8,700	517,703
Total SA(a)	21,940	5,513,242

		19,207,778

Germany—9.1%
Allianz AG	13,300	2,015,037
BASF AG	27,400	2,099,650
Bayerische Motoren Werke AG(a)	56,600	2,483,303
Continental AG	16,600	1,473,936
Deutsche Post AG	40,700	987,073
E.ON AG	15,700	1,624,750
Hannover Rueckversicherung AG	28,900	1,024,306
Metro AG(a)	19,000	917,992
SAP AG	3,600	652,939
Schering AG	31,200	2,091,202
Siemens AG	35,055	3,005,478

		18,375,666

Greece—0.7%
Public Power Corp.	63,000	1,377,201

Hong Kong—0.6%
Hang Lung Properties Ltd.	783,000	1,221,930

India—0.3%
HDFC Bank Ltd. (ADR)	12,700	646,430

Indonesia—0.3%
Telekomunikasi Indonesia Tbk PT (ADR)	29,312	699,384

Ireland—2.1%
Allied Irish Banks PLC	70,000	1,496,237
Bank of Ireland(d)	7,040	110,879
Bank of Ireland(e)	30,600	482,308
CRH PLC(e)	46,000	1,353,659
CRH PLC(d)	12,000	352,986
Irish Life & Permanent PLC	21,600	441,489

		4,237,558

Italy—3.7%
ENI SpA(a)	160,750	4,460,138
Mediaset SpA(a)	188,100	1,993,595
UniCredito Italiano SpA(a)	160,000	1,102,727

		7,556,460

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK (Continued)
Japan—20.4%
Acom Co. Ltd.	24,000	$1,543,264
Ajinomoto Co., Inc.	112,000	1,146,793
Asahi Glass Co. Ltd.	132,000	1,705,429
Astellas Pharma Inc.	29,400	1,147,269
Canon, Inc.	27,000	1,580,421
Credit Saison Co. Ltd.	13,400	669,545
Daikin Industries Ltd.	22,000	643,875
East Japan Railway Co.	232	1,596,132
FamilyMart Co. Ltd.	43,000	1,455,463
Fanuc Ltd.	7,700	653,860
Hirose Electric Co. Ltd.	3,760	501,737
Honda Motor Co. Ltd.	16,200	924,890
Hoya Corp.	29,200	1,050,289
JS Group Corp.	78,000	1,561,588
Kao Corp.	12,000	321,683
Kuraray Co. Ltd.	161,000	1,669,002
Matsushita Electric Industrial Co. Ltd.	34,000	656,176
Mitsubishi Corp.	57,100	1,264,260
Mitsubishi Electric Corp.	146,400	1,037,021
Mitsubishi Tokyo Financial Group, Inc.	136	1,845,945
Nidec Corp.	8,200	697,710
Nikko Cordial Corp.	49,500	784,408
Nintendo Co. Ltd.	5,300	640,694
Nippon Telegraph & Telephone Corp.	90	409,230
Nitto Denko Corp.	14,500	1,130,429
Osaka Gas Co. Ltd.	306,000	1,056,515
Secom Co Ltd.	8,000	418,731
Sega Sammy Holdings, Inc.	30,000	1,005,260
Sharp Corp.	21,000	319,596
Shin-Etsu Chemical Co. Ltd.	13,800	734,018
SMC Corp.	4,100	586,062
Sumitomo Chemical Co. Ltd.	239,000	1,642,263
Sumitomo Corp.	102,000	1,319,562
Sumitomo Trust & Banking Co. Ltd.	189,000	1,932,007
Takeda Pharmaceutical Co. Ltd.	23,000	1,244,825
Takefuji Corp.	27,550	1,872,035
TIS, Inc.	14,000	432,304
Toyota Motor Corp.	38,000	1,972,854

		41,173,145

Korea, Republic of—1.8%
Honam Petrochemical Corp.*	10,000	494,316
Hyundai Motor Co. *	8,200	788,789
KT&G Corp (GDR) *(f)	22,900	510,285
Samsung Electronics Co. Ltd. (GDR) (f)	3,760	1,238,920

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK (Continued)
Korea, Republic of (Continued)
Shinsegae Co. Ltd.*	1,440	$630,667

		3,662,977

Mexico—1.2%
America Movil SA de CV (ADR)	27,820	814,013
Fomento Economico Mexicano SA de CV (ADR)	13,700	993,387
Wal-Mart de Mexico SA de CV	103,700	575,637

		2,383,037

Netherlands—5.3%
ABN AMRO Holding NV	39,600	1,035,895
Akzo Nobel NV	23,000	1,066,313
ING Groep NV	78,160	2,711,922
Koninklijke Philips Electronics NV	26,240	815,677
Reed Elsevier NV	152,758	2,134,573
TPG NV	50,900	1,591,281
Unilever NV	7,900	541,197
Wolters Kluwer NV	38,420	777,088

		10,673,946

Norway—0.9%
Norsk Hydro ASA	13,000	1,335,517
Tandberg ASA	57,500	352,039
Yara International ASA	13,000	189,343

		1,876,899

Portugal—0.4%
Portugal Telecom SGPS SA	79,000	799,868

Singapore—0.9%
Neptune Orient Lines Ltd.	166,000	335,374
Singapore Telecommunications Ltd.	888,000	1,393,590

		1,728,964

Spain—2.0%
Altadis SA	22,300	1,011,942
Banco Popular Espanol SA (a)	82,500	1,006,275
Banco Santander Central Hispano SA	119,000	1,571,257
Endesa SA (a)	16,700	439,427

		4,028,901

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK (Continued)
Sweden—1.5%
Assa Abloy AB	42,000	$661,093
Nordea Bank AB	150,000	1,577,581
Telefonaktiebolaget LM Ericsson	254,400	874,546

		3,113,220

Switzerland—6.8%
Adecco SA	19,700	907,882
Ciba Specialty Chemicals AG	17,200	1,111,829
Holcim Ltd.	17,085	1,162,864
Nestle SA	7,750	2,316,248
Novartis AG	32,750	1,719,752
Roche Holding AG	11,450	1,718,001
UBS AG	23,000	2,188,144
Zurich Financial Services AG*	12,400	2,640,404

		13,765,124

Taiwan—0.2%
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)	49,304	488,600

United Kingdom—20.3%
Aviva PLC	115,600	1,400,665
Barclays PLC	151,000	1,585,644
BG Group PLC	149,330	1,474,431
BOC Group PLC	66,900	1,377,433
BP PLC	147,500	1,569,170
British Land Co. PLC	42,420	777,169
Cattles PLC	146,000	826,164
Centrica Ord	394,059	1,725,293
GlaxoSmithKline PLC	151,458	3,823,856
HSBC Holdings PLC	166,000	2,663,348
Kesa Electricals PLC	187,000	835,608
Kingfisher PLC	159,500	650,361
Misys PLC	294,500	1,208,415
Morrison WM Supermarkets	328,876	1,093,706
National Grid PLC	82,753	808,541
Prudential PLC	135,000	1,276,098
Rio Tinto PLC	44,000	2,007,727
Royal Bank of Scotland Group PLC	103,600	3,124,815
Royal Dutch Shell PLC	51,600	1,575,280
Schroders PLC	6,400	104,494
Schroders PLC (Non Voting Shares)	33,564	516,279
Smith & Nephew PLC	87,355	803,960
Standard Chartered PLC	69,540	1,547,718
Tesco PLC	277,610	1,581,634
Travis Perkins PLC	19,700	474,004
Vodafone Group PLC	1,795,900	3,873,587

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Wolseley PLC	71,800	$1,511,639
WPP Group PLC	65,627	709,448

		40,926,487

TOTAL COMMON STOCK (cost $149,909,455)		201,812,739

PREFERRED STOCK—0.7%
Germany—0.7%
Henkel KGaA(a)	14,600	1,469,592

TOTAL PREFERRED STOCK (cost $1,398,320)		1,469,592

	Units
SHORT-TERM INVESTMENTS—17.1%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(g)	9,835,000	9,835,000

State Street Quality D Short Term Investment Fund(g)(h)	24,814,519	24,814,519

TOTAL SHORT-TERM INVESTMENTS (cost $34,649,519)		34,649,519

TOTAL INVESTMENTS—117.7% (cost $185,957,294)		237,931,850
Other assets less liabilities—(17.7)%		(35,825,644)

NET ASSETS—100%		$202,106,206

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Listed on the Toronto Stock Exchange.
(c)	Listed on the New York Stock Exchange.
(d)	Listed on the London Stock Exchange.
(e)	Listed on the Dublin Stock Exchange.
(f)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $851,580 and $1,749,205, respectively.
(g)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.
ADR—American	Depositary Receipt

GDR—Global Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $443,196,221)	$538,223,929	(a)
Investments in affiliated issuers, at value (cost $211,195,159)	282,178,464
Cash	2,380
Receivable for investments sold	7,573,941
Dividends, interest and tax reclaims receivable	494,210

Total assets	828,472,924

LIABILITIES
Payable for collateral received on securities loaned	24,183,676
Payable for fund units redeemed	13,249,043
Payable for investments purchased	417,306
Investment advisory fee payable	522,683
State Street Bank and Trust Company—program fee payable	253,992
Trustee, management and administration fees payable	63,566
ABA Retirement Funds—program fee payable	29,389
Other accruals	127,574

Total liabilities	38,847,229

Net assets (equivalent to $49.33 per unit based on 16,007,462 units outstanding)	$789,625,695

(a)	Includes securities on loan with a value of $23,468,053.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends (net of foreign tax expense of $24,430)	$6,012,742
Dividends—affiliated issuers	312,587
Securities lending income, net	50,513

Total investment income	6,375,842

Expenses
Investment advisory fee	1,467,414
State Street Bank and Trust Company—program fee	2,351,652
ABA Retirement Funds—program fee	343,276
Trustee, management and administration fees	657,419
Reports to unitholders	130,703
Legal and audit fees	261,633
Compliance consultant fees	249,173
Registration fees	27,864
Other fees	111,959

Total expenses	5,601,093

Net investment income	774,749

Net realized and unrealized gain on investments
Net realized gain—unaffiliated issuers	32,395,150
Net realized gain—affiliated issuers	8,829,847

Net realized gain	41,224,997

Change in net unrealized appreciation (depreciation) on investments	9,327,361

Net realized and unrealized gain	50,552,358

Net increase in net assets resulting from operations	$51,327,107

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$2,215,603	$774,749
Net realized gain	20,695,740	41,224,997
Change in net unrealized appreciation (depreciation) on investments	25,642,076	9,327,361

Net increase in net assets resulting from operations	48,553,419	51,327,107

From unitholder transactions
Proceeds from units issued	26,792,638	12,526,671
Cost of units redeemed	(84,248,885)	(105,417,939)

Net decrease in net assets resulting from unitholder transactions	(57,456,247)	(92,891,268)

Net decrease in net assets	(8,902,828)	(41,564,161)

Net Assets
Beginning of year	840,092,684	831,189,856

End of year	$831,189,856	$789,625,695

Number of units
Outstanding—beginning of year	19,301,445	17,999,653
Issued	609,398	279,604
Redeemed	(1,911,190)	(2,271,795)

Outstanding—end of year	17,999,653	16,007,462

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001**	2002	2003	2004	2005
Investment income†	$0.40	$0.40	$0.32	$0.41	$0.37
Net expenses(†)††	(0.32)	(0.27)	(0.26)	(0.30)	(0.33)

Net investment income	0.08	0.13	0.06	0.11	0.04
Net realized and unrealized gain (loss)	(10.84)	(12.41)	10.21	2.55	3.11

Net increase (decrease) in unit value	(10.76)	(12.28)	10.27	2.66	3.15
Net asset value at beginning of year	56.29	45.53	33.25	43.52	46.18

Net asset value at end of year	$45.53	$33.25	$43.52	$46.18	$49.33

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.66%	0.71%	0.69%	0.68%	0.71%
Ratio of net investment income to average net assets	0.17%	0.35%	0.14%	0.27%	0.10%
Portfolio turnover*	43%	55%	25%	43%	36%
Total return	(19.12)%	(26.97)%	30.89%	6.11%	6.82%
Net assets at end of year (in thousands)	$1,018,266	$673,079	$840,093	$831,190	$789,626

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
**	The units of the Fund were split 10-for-1, effective February 2, 2001.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—68.2%
BASIC MATERIALS—1.0%
Chemicals—0.4%
Air Products & Chemicals, Inc.	15,100	$893,769
Dow Chemical Co.	25,400	1,113,028
Huntsman Corp. *(a)	52,000	895,440

		2,902,237

Forest Products & Paper—0.1%
International Paper Co.	23,700	796,557

Mining—0.5%
Alcoa, Inc.	88,500	2,616,945
Barrick Gold Corp. (a)	13,900	387,393
Newmont Mining Corp.	17,100	913,140

		3,917,478

		7,616,272

COMMUNICATIONS—7.4%
Advertising—0.1%
Omnicom Group	7,000	595,910

Internet—3.6%
Amazon.Com, Inc. *(a)	10,700	504,505
Checkfree Corp.*	9,900	454,410
eBay, Inc.*	136,100	5,886,325
Expedia, Inc.*	20,600	493,576
Google, Inc.*	31,800	13,192,548
Monster Worldwide, Inc.*	16,600	677,612
VeriSign, Inc.*	24,300	532,656
Yahoo!, Inc. *	176,800	6,927,024

		28,668,656

Media—0.6%
Cablevision Systems Corp.*	21,869	513,266
Clear Channel Communications, Inc.	41,700	1,311,465
Comcast Corp.*	18,000	467,280
DIRECTV Group, Inc.*	27,400	386,888
Time Warner, Inc.	86,300	1,505,072
Viacom, Inc. Class B	22,800	743,280

		4,927,251

Telecommunication—3.1%
American Tower Corp.*	18,200	493,220
AT&T, Inc.	15,800	386,942
BellSouth Corp.	18,500	501,350

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Cisco Systems, Inc.*	222,800	$3,814,336
Comverse Technology, Inc.*	109,000	2,898,310
Corning, Inc.*	65,100	1,279,866
JDS Uniphase Corp.*	197,000	464,920
Motorola, Inc.	163,000	3,682,170
Qualcomm, Inc.	107,000	4,609,560
Qwest Communications International*(a)	192,400	1,087,060
Sprint Corp.	167,850	3,920,976
Verizon Communications, Inc.	46,900	1,412,628

		24,551,338

		58,743,155

CONSUMER, CYCLICAL—6.3%
Apparel—1.2%
Coach, Inc.*	156,000	5,201,040
Nike, Inc.	51,000	4,426,290

		9,627,330

Leisure Time—0.7%
Carnival Corp.	103,000	5,507,410

Lodging—0.8%
Las Vegas Sands Corp.*(a)	11,500	453,905
Starwood Hotels & Resorts Worldwide, Inc.	84,500	5,396,170

		5,850,075

Retail—3.6%
Costco Wholesale Corp.	20,100	994,347
Dollar Tree Stores, Inc.*	46,300	1,108,422
JC Penney Co., Inc.	75,600	4,203,360
Lowe’s Cos., Inc.	77,500	5,166,150
McDonald’s Corp.	14,400	485,568
Target Corp.	163,800	9,004,086
Walgreen Co.	144,500	6,395,570
Williams-Sonoma, Inc.*	28,400	1,225,460

		28,582,963

		49,567,778

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL—20.5%
Agriculture—0.5%
Altria Group, Inc.	55,500	$4,146,960

Beverages—1.4%
Anheuser-Busch Cos., Inc.	39,500	1,696,920
Coca-Cola Co.	20,200	814,262
Pepsi Bottling Group, Inc.	11,900	340,459
PepsiCo, Inc.	131,600	7,774,928

		10,626,569

Biotechnology—2.1%
Amgen, Inc.*	66,400	5,236,304
Celgene Corp.*(a)	43,200	2,799,360
Genentech, Inc.*	85,700	7,927,250
Millennium Pharmaceuticals, Inc.*	59,600	578,120

		16,541,034

Commercial Services—0.3%
Accenture Ltd.	18,100	522,547
CCE Spinco, Inc.*	5,213	68,284
McKesson Corp.	38,600	1,991,374

		2,582,205

Cosmetics/Personal Care—2.0%
Avon Products, Inc.	126,700	3,617,285
Procter & Gamble Co.	210,300	12,172,164

		15,789,449

Food—0.9%
Campbell Soup Co.	49,300	1,467,661
Kraft Foods, Inc. (a)	59,500	1,674,330
Sara Lee Corp.	35,200	665,280
Sysco Corp.	50,200	1,558,710
Unilever NV (ADR)	29,500	2,025,175

		7,391,156

Healthcare-Products—3.0%
Baxter International, Inc.	46,600	1,754,490
Johnson & Johnson	106,100	6,376,610
Medtronic, Inc.	185,700	10,690,749
St Jude Medical, Inc.*	102,100	5,125,420

		23,947,269

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services—2.6%
Aetna, Inc.	73,500	$6,931,785
DaVita, Inc.*	35,400	1,792,656
Health Net, Inc.*	62,100	3,201,255
Lincare Holdings, Inc.*(a)	26,400	1,106,424
UnitedHealth Group, Inc.	69,800	4,337,372
WellPoint, Inc. *	34,900	2,784,671

		20,154,163

Pharmaceuticals—7.7%
Abbott Laboratories	135,000	5,323,050
Allergan, Inc.	49,000	5,290,040
AmerisourceBergen Corp.	31,200	1,291,680
AstraZeneca PLC (ADR)	144,215	7,008,849
CaremarkRx, Inc. *	101,100	5,235,969
Eli Lilly & Co.	23,100	1,307,229
Endo Pharmaceuticals Holdings, Inc. *	16,300	493,238
Forest Laboratories, Inc. *	153,100	6,228,108
Gilead Sciences, Inc. *	172,000	9,052,360
ImClone Systems, Inc. *(a)	32,200	1,102,528
Medco Health Solutions, Inc. *	31,100	1,735,380
Novartis AG (ADR)	121,500	6,376,320
Omnicare, Inc.	18,100	1,035,682
Pfizer, Inc.	47,100	1,098,372
Schering-Plough Corp.	224,500	4,680,825
Sepracor, Inc. *(a)	13,500	696,600
Teva Pharmaceutical Industries Ltd. (ADR) (a)	63,800	2,744,038

		60,700,268

		161,879,073

ENERGY—4.2%
Oil & Gas—2.7%
Canadian Natural Resources Ltd.	96,000	4,763,520
Chevron Corp.	23,232	1,318,881
Exxon Mobil Corp.	37,388	2,100,084
Royal Dutch Shell PLC Class A (ADR)	78,400	4,820,816
Royal Dutch Shell PLC Class B (ADR) (a)	9,491	612,454
Transocean, Inc. *(a)	68,100	4,745,889
Valero Energy Corp.	54,500	2,812,200

		21,173,844

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
ENERGY (Continued)
Oil & Gas Services—1.3%
Baker Hughes, Inc.	17,350	$1,054,533
BJ Services Co.	21,400	784,738
Halliburton Co.	12,900	799,284
Schlumberger Ltd.	28,950	2,812,492
Weatherford International Ltd.*	123,700	4,477,940

		9,928,987

Pipelines—0.2%
Kinder Morgan Management LLC	194	8,819
Kinder Morgan, Inc.	12,353	1,135,859
Williams Cos., Inc.	24,800	574,616

		1,719,294

		32,822,125

FINANCIAL—8.6%
Banks—0.9%
Fifth Third Bancorp	24,200	912,824
Wells Fargo & Co.	52,000	3,267,160
Zions BanCorp.(a)	39,800	3,007,288

		7,187,272

Diversified Financial Services—4.6%
AmeriCredit Corp.*(a)	29,800	763,774
Capital One Financial Corp.	7,500	648,000
Fannie Mae	59,700	2,913,957
Franklin Resources, Inc.	51,200	4,813,312
Freddie Mac	40,800	2,666,280
Goldman Sachs Group, Inc.	50,100	6,398,271
JPMorgan Chase & Co.	170,132	6,752,539
Merrill Lynch & Co., Inc.	61,000	4,131,530
SLM Corp.	136,190	7,502,707

		36,590,370

Insurance—1.9%
American International Group, Inc.	35,900	2,449,457
Berkshire Hathaway, Inc.*(a)	24	2,126,880
Chubb Corp.	12,200	1,191,330
Everest Re Group Ltd.	40,500	4,064,175
Hartford Financial Services Group, Inc.	6,800	584,052
Metlife, Inc.	73,200	3,586,800
XL Capital Ltd.	17,300	1,165,674

		15,168,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
FINANCIAL (Continued)
REITS—0.1%
General Growth Properties, Inc.	6,300	$296,037

Savings & Loans—1.1%
Hudson City Bancorp, Inc.(a)	103,600	1,255,632
Washington Mutual, Inc.	171,574	7,463,469

		8,719,101

		67,961,148

INDUSTRIAL—7.3%
Aerospace & Defense—2.5%
Boeing Co.	97,300	6,834,352
United Technologies Corp.	235,200	13,150,032

		19,984,384

Building Materials—0.3%
American Standard Cos., Inc.	56,500	2,257,175

Electrical Components & Equipment—0.1%
Emerson Electric Co.	9,100	679,770

Electronics—0.6%
Agilent Technologies, Inc.*	19,973	664,901
Flextronics International Ltd.*	139,700	1,458,468
Jabil Circuit, Inc.*	54,300	2,013,987
Thermo Electron Corp.*	10,900	328,417

		4,465,773

Engineering & Construction—0.5%
Fluor Corp.	47,900	3,700,754

Environmental Control—0.1%
Allied Waste Industries, Inc. *(a)	79,200	692,208

Miscellaneous Manufacturing—2.9%
Cooper Industries Ltd.	25,600	1,868,800
Danaher Corp.	36,100	2,013,658
General Electric Co.	439,400	15,400,970
Illinois Tool Works, Inc.	19,000	1,671,810
Leggett & Platt, Inc.(a)	34,700	796,712
Siemens AG (ADR)(a)	6,900	590,571
Tyco International Ltd.	35,900	1,036,074

		23,378,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
INDUSTRIAL (Continued)
Transportation—0.3%
United Parcel Service, Inc.	37,500	$2,818,125

		57,976,784

TECHNOLOGY—12.5%
Computers—4.1%
Affiliated Computer Services, Inc.*	36,400	2,154,152
Apple Computer, Inc.*	108,200	7,778,498
Cognizant Technology Solutions Corp.*	60,300	3,036,105
Dell, Inc.*	97,300	2,918,027
EMC Corp.*	325,000	4,426,500
International Business Machines Corp.	8,500	698,700
Lexmark International, Inc.*	24,200	1,084,886
SanDisk Corp.*	142,000	8,920,440
Seagate Technology*(a)	23,900	477,761
Sun Microsystems, Inc.*	134,000	561,460

		32,056,529

Semiconductors—4.6%
Altera Corp.*	162,900	3,018,537
Applied Materials, Inc.	202,100	3,625,674
Broadcom Corp.*	146,000	6,883,900
Credence Systems Corp.*(a)	30,000	208,800
Fairchild Semiconductor International, Inc.*(a)	35,300	596,923
Freescale Semiconductor, Inc.*	57,200	1,440,868
Hewlett-Packard Co.	37,700	1,079,351
Intel Corp.	47,700	1,190,592
International Rectifier Corp.*(a)	55,700	1,776,830
KLA-Tencor Corp.	86,100	4,247,313
Linear Technology Corp.	24,100	869,287
Marvell Technology Group Ltd.*	146,500	8,217,185
Novellus Systems, Inc.*	13,300	320,796
Silicon Laboratories, Inc.*(a)	16,100	590,226
Teradyne, Inc.*(a)	59,500	866,915
Xilinx. Inc.	62,400	1,573,104

		36,506,301

Software—3.8%
Adobe Systems, Inc.	65,300	2,413,488
Automatic Data Processing, Inc.	94,900	4,354,961
Electronic Arts, Inc.*	66,800	3,494,308

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Microsoft Corp.	413,500	$10,813,025
Oracle Corp.*	269,500	3,290,595
Pixar*(a)	59,800	3,152,656
SAP AG (ADR)(a)	63,700	2,870,959

		30,389,992

		98,952,822

UTILITIES—0.4%
Electric—0.4%
AES Corp.*	106,400	1,684,312
Exelon Corp.	9,900	526,086
MDU Resources Group, Inc.	15,100	494,374

		2,704,772

TOTAL COMMON STOCK (cost $443,196,221)		538,223,929

	Units
INVESTMENT FUNDS—31.6%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund (b) (cost $178,676,339)	8,879,945	249,659,644

SHORT-TERM INVESTMENTS—4.1%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	8,335,144	8,335,144
State Street Quality D Short Term Investment Fund(b)(c)	24,183,676	24,183,676

TOTAL SHORT-TERM INVESTMENTS (cost $32,518,820)		32,518,820

TOTAL INVESTMENTS—103.9% (cost $654,391,380)		820,402,393
Liabilities in excess of other assets—(3.9)%		(30,776,698)

NET ASSETS—100%		$789,625,695

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.
ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $241,265,863)	$291,675,226	(a)
Investments in affiliated issuers, at value (cost $95,901,249)	119,148,455
Cash	727
Dividends, interest and tax reclaims receivable	356,112

Total assets	411,180,520

LIABILITIES
Payable for fund units redeemed	14,062,911
Payable for collateral received on securities loaned	14,045,831
State Street Bank and Trust Company—program fee payable	124,996
Investment advisory fee payable	66,095
Trustee, management and administration fees payable	31,233
ABA Retirement Funds—program fee payable	14,439
Other accruals	63,219

Total liabilities	28,408,724

Net Assets (equivalent to $36.35 per unit based on 10,529,361 units outstanding)	$382,771,796

(a)	Includes securities on loan with a value of $13,633,355.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends (net of foreign tax expense of $2,245)	$6,536,683
Dividends—affiliated issuers	297,622
Securities lending income, net	23,933

Total investment income	6,858,238

Expenses
Investment advisory fee	754,902
State Street Bank and Trust Company—program fee	1,136,240
ABA Retirement Funds—program fee	165,540
Trustee, management and administration fees	317,615
Reports to unitholders	62,949
Legal and audit fees	126,008
Compliance consultant fees	120,008
Registration fees	13,420
Other fees	53,923

Total expenses	2,750,605

Net investment income	4,107,633

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments—unaffiliated issuers	12,397,768
Investments—affiliated issuers	2,147,172
Foreign currency transactions	(402)

Net realized gain	14,544,538

Change in net unrealized appreciation (depreciation) on:
Investments	6,030,630

Net realized and unrealized gain	20,575,168

Net increase in net assets resulting from operations	$24,682,801

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$3,737,822	$4,107,633
Net realized gain	13,408,822	14,544,538
Change in net unrealized appreciation (depreciation) on investments	29,117,069	6,030,630

Net increase in net assets resulting from operations	46,263,713	24,682,801

From unitholder transactions
Proceeds from units issued	77,786,833	41,348,475
Cost of units redeemed	(50,065,412)	(43,349,081)

Net increase (decrease) in net assets resulting from unitholder transactions	27,721,421	(2,000,606)

Net increase in net assets	73,985,134	22,682,195

Net Assets
Beginning of year	286,104,467	360,089,601

End of year	$360,089,601	$382,771,796

Number of units
Outstanding—beginning of year	9,647,368	10,548,861
Issued	2,517,877	1,209,266
Redeemed	(1,616,384)	(1,228,766)

Outstanding—end of year	10,548,861	10,529,361

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income†	$0.49	$0.48	$0.49	$0.59	$0.63
Net expenses(†)††	(0.18)	(0.19)	(0.19)	(0.22)	(0.25)

Net investment income	0.31	0.29	0.30	0.37	0.38
Net realized and unrealized gain (loss)	(0.21)	(4.02)	6.48	4.11	1.83

Net increase (decrease) in unit value	0.10	(3.73)	6.78	4.48	2.21
Net asset value at beginning of year	26.51	26.61	22.88	29.66	34.14

Net asset value at end of year	$26.61	$22.88	$29.66	$34.14	$36.35

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.69%	0.75%	0.74%	0.71%	0.72%
Ratio of net investment income to average net assets	1.15%	1.17%	1.20%	1.18%	1.08%
Portfolio turnover*	33%	24%	32%	24%	20%
Total return	0.38%	(14.02)%	29.63%	15.10%	6.47%
Net assets at end of year (in thousands)	$221,398	$204,457	$286,104	$360,090	$382,772

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—76.2%
BASIC MATERIALS—1.3%
Chemicals—0.9%
El Du Pont de Nemours & Co.(a)	17,700	$752,250
Lubrizol Corp.	22,200	964,146
PPG Industries, Inc.	27,500	1,592,250

		3,308,646

Forest Products & Paper—0.4%
Temple-Inland, Inc.	33,100	1,484,535

		4,793,181

COMMUNICATIONS—6.7%
Advertising—0.4%
Interpublic Group of Cos., Inc.*(a)	137,600	1,327,840

Media—1.9%
Comcast Corp.*	98,000	2,544,080
Time Warner, Inc.	235,100	4,100,144
Viacom, Inc. Class B	11,000	358,600
Walt Disney Co.	15,000	359,550

		7,362,374

Telecommunication—4.4%
ADC Telecommunications, Inc.*(a)	45,971	1,026,992
AT&T, Inc.	79,100	1,937,159
BellSouth Corp.	32,700	886,170
Corning, Inc.*	125,400	2,465,364
Crown Castle International Corp.*	9,100	244,881
Nortel Networks Corp.*(a)	229,600	702,576
Sprint Corp.	172,500	4,029,600
Tellabs, Inc.*	71,700	781,530
Verizon Communications, Inc.	157,932	4,756,912

		16,831,184

		25,521,398

CONSUMER, CYCLICAL—5.6%
Apparel—0.6%
Jones Apparel Group, Inc.	46,400	1,425,408
VF Corp.	15,000	830,100

		2,255,508

Auto Manufacturers—0.3%
Toyota Motor Corp. (ADR)(a)	10,300	1,077,586

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Auto Parts & Equipment—1.2%
American Axle & Manufacturing Holdings, Inc.(a)	19,500	$357,435
Autoliv, Inc.	18,200	826,644
BorgWarner, Inc.	20,000	1,212,600
Cooper Tire & Rubber Co.(a)	25,000	383,000
Dana Corp.(a)	46,500	333,870
Lear Corp.(a)	21,400	609,044
Magna International, Inc.	10,400	748,592

		4,471,185

Distribution/Wholesale—0.2%
Tech Data Corp.*	22,400	888,832

Housewares—0.4%
Newell Rubbermaid, Inc.(a)	73,500	1,747,830

Retail—2.7%
Limited Brands, Inc.	75,800	1,694,130
McDonald’s Corp.	96,500	3,253,980
Nordstrom, Inc.	28,600	1,069,640
Office Depot, Inc.*	91,900	2,885,660
Target Corp.	27,000	1,484,190

		10,387,600

Toys/Games/Hobbies—0.2%
Mattel, Inc.	46,500	735,630

		21,564,171

CONSUMER, NON-CYCLICAL—9.9%
Agriculture—2.0%
Altria Group, Inc.	83,000	6,201,760
UST, Inc.(a)	40,400	1,649,532

		7,851,292

Beverages—1.2%
Coca-Cola Co.	72,900	2,938,599
PepsiCo, Inc.	29,400	1,736,952

		4,675,551

Food—2.1%
Kroger Co.*	111,700	2,108,896
Safeway, Inc.	91,200	2,157,792
Sara Lee Corp.	71,600	1,353,240
Supervalu, Inc.	38,500	1,250,480

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Food (Continued)
Unilever NV (ADR)	17,600	$1,208,240

		8,078,648

Household Products/Wares—0.5%
Clorox Co.	33,800	1,922,882

Pharmaceuticals—4.1%
AmerisourceBergen Corp.	30,600	1,266,840
Bristol-Myers Squibb Co.	12,500	287,250
Eli Lilly & Co.	27,400	1,550,566
Medco Health Solutions, Inc.*	16,600	926,280
Merck & Co., Inc.	133,600	4,249,816
Pfizer, Inc.	311,000	7,252,520

		15,533,272

		38,061,645

ENERGY—11.0%
Oil & Gas—11.0%
BP PLC (ADR)	19,600	1,258,712
Chevron Corp.	101,800	5,779,186
ConocoPhillips	92,224	5,365,592
Diamond Offshore Drilling, Inc. (a)	35,700	2,483,292
Exxon Mobil Corp.	256,300	14,396,371
GlobalSantaFe Corp.	39,500	1,901,925
Marathon Oil Corp.	49,900	3,042,403
Noble Corp.	26,800	1,890,472
Occidental Petroleum Corp.	34,000	2,715,920
Rowan Cos., Inc.	44,900	1,600,236
Total SA (ADR)	13,000	1,643,200

		42,077,309

FINANCIAL—26.9%
Banks—9.1%
Bank of America Corp.	234,300	10,812,945
BB&T Corp.	25,100	1,051,941
Comerica, Inc.	33,800	1,918,488
Huntington Bancshares, Inc. (a)	74,200	1,762,250
Keycorp.	53,200	1,751,876
Mellon Financial Corp.	59,400	2,034,450
National City Corp.	67,100	2,252,547
PNC Financial Services Group, Inc.	12,100	748,143
SunTrust Banks, Inc.	32,300	2,350,148
US Bancorp.	63,900	1,909,971

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Wachovia Corp.	100,000	$5,286,000
Wells Fargo & Co.	44,800	2,814,784

		34,693,543

Diversified Financial Services—10.5%
Citigroup, Inc.	286,400	13,898,992
Fannie Mae	78,700	3,841,347
Freddie Mac	47,800	3,123,730
Goldman Sachs Group, Inc.	17,400	2,222,154
JPMorgan Chase & Co.	128,500	5,100,165
Lehman Brothers Holdings, Inc.	20,600	2,640,302
Merrill Lynch & Co., Inc.	71,500	4,842,695
Morgan Stanley	77,300	4,386,002

		40,055,387

Insurance—6.5%
ACE Ltd.	13,700	732,128
Allstate Corp.	11,900	643,433
American International Group, Inc.	52,200	3,561,606
Chubb Corp.	21,800	2,128,770
Genworth Financial, Inc.	58,300	2,016,014
Hartford Financial Services Group, Inc.	34,800	2,988,972
MBIA, Inc.	10,400	625,664
Metlife, Inc.	38,750	1,898,750
MGIC Investment Corp.	18,200	1,197,924
Prudential Financial, Inc.	23,000	1,683,370
RenaissanceRe Holdings Ltd.	29,500	1,301,245
St Paul Travelers Cos., Inc.	69,243	3,093,085
Torchmark Corp.	30,200	1,679,120
XL Capital Ltd.	20,900	1,408,242

		24,958,323

Savings & Loans—0.8%
Washington Mutual, Inc.	74,250	3,229,875

		102,937,128

INDUSTRIAL—9.1%
Aerospace & Defense—1.7%
Boeing Co.	29,400	2,065,056
Goodrich Corp.	44,100	1,812,510
Northrop Grumman Corp.	43,900	2,638,829

		6,516,395

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
INDUSTRIAL (Continued)

Building Materials—0.6%
Martin Marietta Materials, Inc.	9,800	$751,856
Vulcan Materials Co.	20,700	1,402,425

		2,154,281

Electrical Components & Equipment—0.2%
Hubbell, Inc.	19,800	893,376

Electronics—1.5%
Arrow Electronics, Inc.*	45,000	1,441,350
Avnet, Inc.*	39,800	952,812
Celestica, Inc.*(a)	81,800	863,808
Flextronics International Ltd.*(a)	78,400	818,496
Sanmina-SCI Corp.*(a)	179,478	764,576
Solectron Corp.*	213,190	780,276

		5,621,318

Miscellaneous Manufacturing—3.3%
Cooper Industries Ltd.	20,100	1,467,300
Eaton Corp.	27,000	1,811,430
General Electric Co.	168,000	5,888,400
SPX Corp.(a)	30,600	1,400,562
Textron, Inc.	29,400	2,263,212

		12,830,904

Packaging & Containers—0.3%
Owens-Illinois, Inc.*	62,300	1,310,792

Transportation—1.5%
Burlington Northern Santa Fe Corp.	22,800	1,614,696
CSX Corp.	43,400	2,203,418
Norfolk Southern Corp.	40,100	1,797,683

		5,615,797

		34,942,863

TECHNOLOGY—3.3%
Computers—0.8%
Electronic Data Systems Corp.	83,100	1,997,724
International Business Machines Corp.	10,200	838,440

		2,836,164

Semiconductors—2.1%
Agere Systems, Inc.*(a)	74,880	965,952
Hewlett-Packard Co.	198,400	5,680,192

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
TECHNOLOGY (Continued)
Semiconductors (Continued)
Intel Corp.	61,700	$1,540,032

		8,186,176

Software—0.4%
Microsoft Corp.	59,000	1,542,850

		12,565,190

UTILITIES—2.4%
Electric—2.4%
American Electric Power Co., Inc.	49,600	1,839,664
Constellation Energy Group, Inc.	9,000	518,400
Edison International	52,800	2,302,608
Entergy Corp.	32,300	2,217,395
Exelon Corp.	5,300	281,642
Wisconsin Energy Corp.	44,800	1,749,888
Xcel Energy, Inc.(a)	16,400	302,744

		9,212,341

TOTAL COMMON STOCK (cost $241,265,863)		291,675,226

	Units
INVESTMENT FUNDS—24.5%
State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund(b) (cost $70,659,114)	2,414,603	93,906,320

SHORT-TERM INVESTMENTS—6.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	11,196,304	11,196,304
State Street Quality D Short Term Investment Fund(b)(c)	14,045,831	14,045,831

TOTAL SHORT-TERM INVESTMENTS (cost $25,242,135)		25,242,135

TOTAL INVESTMENTS—107.3% (cost $337,167,112)		410,823,681
Liabilities in excess of other assets—(7.3)%		(28,051,885)

NET ASSETS—100%		$382,771,796

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $74,765,304)	$89,534,235	(a)
Investments in affiliated issuers, at value (cost $24,726,637)	24,726,637
Cash	377,476
Receivable for investments sold	869,492
Dividends and interest receivable	41,711

Total assets	115,549,551

LIABILITIES
Payable for collateral received on securities loaned	20,180,744
Payable for investments purchased	2,650,812
Payable for fund units redeemed	1,487,513
Investment advisory fee payable	137,319
State Street Bank and Trust Company—program fee payable	28,993
Trustee, management and administration fees payable	7,210
ABA Retirement Funds—program fee payable	3,334
Other accruals	13,750

Total liabilities	24,509,675

Net assets (equivalent to $21.05 per unit based on 4,324,917 units outstanding)	$91,039,876

(a)	Includes securities on loan with a value of $19,496,766.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends (net of foreign tax expense of $256)	$357,671
Dividends—affiliated issuer	82,016
Securities lending income, net	21,089

Total investment income	460,776

Expenses
Investment advisory fee	482,897
State Street Bank and Trust Company—program fee	229,265
ABA Retirement Funds—program fee	33,048
Trustee, management and administration fees	63,741
Reports to unitholders	12,703
Legal and audit fees	25,428
Compliance consultant fees	24,217
Registration fees	2,708
Other fees	10,882

Total expenses	884,889

Net investment loss	(424,113)

Net realized and unrealized gain on investments
Net realized gain	6,449,104
Foreign currency transactions	90

Net realized gain	6,449,194
Change in net unrealized appreciation (depreciation)	3,136,974

Net realized and unrealized gain	9,586,168

Net increase in net assets resulting from operations	$9,162,055

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment loss	$(462,971)	$(424,113)
Net realized gain	1,387,959	6,449,194
Change in net unrealized appreciation (depreciation) on investments	5,226,976	3,136,974

Net increase in net assets resulting from operations	6,151,964	9,162,055

From unitholder transactions
Proceeds from units issued	29,858,216	23,526,899
Cost of units redeemed	(16,511,125)	(8,499,833)

Net increase in net assets resulting from unitholder transactions	13,347,091	15,027,066

Net increase in net assets	19,499,055	24,189,121

Net Assets
Beginning of year	47,351,700	66,850,755

End of year	$66,850,755	$91,039,876

Number of units
Outstanding—beginning of year	2,796,112	3,545,041
Issued	1,738,759	1,217,795
Redeemed	(989,830)	(437,919)

Outstanding—end of year	3,545,041	4,324,917

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the periods ended December 31,
	2002*	2003	2004	2005
Investment income†	$0.02	$0.05	$0.06	$0.12
Net expenses(†)††	(0.06)	(0.17)	(0.19)	(0.22)

Net investment loss	(0.04)	(0.12)	(0.13)	(0.10)
Net realized and unrealized gain (loss)	(0.59)	5.68	2.06	2.29

Net increase (decrease) in unit value	(0.63)	5.56	1.93	2.19
Net asset value at beginning of period	12.00	11.37	16.93	18.86

Net asset value at end of period	$11.37	$16.93	$18.86	$21.05

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.55%	1.16%	1.14%	1.16%
Ratio of net investment loss to average net assets	(0.34)%	(0.81)%	(0.77)%	(0.56)%
Portfolio turnover	99%	130%	169%	156%
Total return	(5.25)%	48.90%	11.40%	11.61%
Net assets at end of period (in thousands)	$8,567	$47,352	$66,851	$91,040

*	From commencement of operations, July 15, 2002.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—98.3%
BASIC MATERIALS—1.8%
Iron/Steel—0.8%
Allegheny Technologies, Inc.	20,850	$752,268

Mining—1.0%
Freeport-McMoRan Copper & Gold, Inc.	17,210	925,898

		1,678,166

COMMUNICATIONS—14.2%
Advertising—0.9%
Getty Images, Inc.*(a)	9,040	807,001

Internet—6.8%
Akamai Technologies, Inc.*(a)	46,380	924,354
aQuantive, Inc.*(a)	18,110	457,096
CNET Networks, Inc.*(a)	65,280	958,963
F5 Networks, Inc.*	21,620	1,236,448
Monster Worldwide, Inc.	32,510	1,327,058
Openwave Systems, Inc.*(a)	40,730	711,553
Valueclick, Inc.*(a)	30,370	550,001

		6,165,473

Media—2.0%
Sirius Satellite Radio, Inc.*(a)	203,650	1,364,455
XM Satellite Radio Holdings, Inc.*(a)	15,530	423,658

		1,788,113

Telecommunication—4.5%
Comverse Technology, Inc.*	17,340	461,071
Crown Castle International Corp.*	21,040	566,186
Foundry Networks, Inc.*	50,930	703,343
JDS Uniphase Corp.*(a)	364,360	859,890
NII Holdings, Inc.*	35,720	1,560,249

		4,150,739

		12,911,326

CONSUMER, CYCLICAL—15.6%
Apparel—2.8%
Coach, Inc.*	51,660	1,722,344
Polo Ralph Lauren Corp.	13,790	774,171

		2,496,515

Auto Manufacturers—0.7%
Oshkosh Truck Corp.	14,430	643,434

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER CYCLICAL (Continued)
Auto Parts & Equipment—0.6%
Johnson Controls, Inc.	7,080	$516,203

Distribution/Wholesale—1.0%
WESCO International, Inc.*	21,660	925,532

Entertainment—0.8%
Scientific Games Corp.*	26,550	724,284

Home Furnishings—1.1%
Harman International Industries, Inc.	10,520	1,029,382

Lodging—2.4%
Starwood Hotels & Resorts Worldwide, Inc.	20,940	1,337,228
Station Casinos, Inc.	12,810	868,518

		2,205,746

Retail—6.2%
Chico’s FAS, Inc.*	28,770	1,263,866
Circuit City Stores, Inc.	27,670	625,065
GameStop Corp.*(a)	14,740	469,027
Nordstrom, Inc.	25,980	971,652
Tiffany & Co.(a)	18,620	712,960
Urban Outfitters, Inc.*(a)	23,270	588,963
Williams-Sonoma, Inc.*	22,980	991,587

		5,623,120

		14,164,216

CONSUMER, NON-CYCLICAL—19.4%
Beverages—0.9%
Hansen Natural Corp.*(a)	10,060	792,829

Biotechnology—3.3%
Biogen Idec, Inc.*	15,610	707,601
Celgene Corp.*	12,320	798,336
Medimmune, Inc.*	24,220	848,184
Protein Design Labs, Inc.*	24,230	688,617

		3,042,738

Commercial Services—2.8%
Manpower, Inc.	15,650	727,725
Moody’s Corp.	14,070	864,179

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
MPS Group, Inc.*	35,370	$483,508
Pharmaceutical Product Development, Inc.	7,280	450,996

		2,526,408

Food—1.1%
Whole Foods Market, Inc.	13,140	1,016,905

Healtheare-Products—2.9%
Dade Behring Holdings, Inc.	21,470	877,908
Intuitive Surgical, lnc.*	3,870	453,835
Resmed, Inc.*	16,450	630,200
Varian Medical Systems, Inc.*	13,600	684,624

		2,646,567

Healtheare-Services—1.3%
Community Health Systems, Inc.*	14,680	562,831
DaVita, Inc.*	11,630	588,943
WellPoint, Inc.*	1	76

		1,151,850

Pharmaceuticals—7.1%
Allergan, Inc.	12,010	1,296,599
Barr Pharmaceuticals, Inc.*	15,740	980,445
Cephalon, Inc.*(a)	7,680	497,203
Express Scripts, Inc.*	11,670	977,946
Omnicare, Inc.	21,430	1,226,224
Sepracor, Inc.*(a)	8,300	428,280
Shire Pharmaceuticals PLC (ADR)(a)	17,820	691,238
United Therapeutics Corp.*(a)	5,630	389,146

		6,487,081

		17,664,378

ENERGY-—10.3%
Coal—1.5%
Consol Energy, Inc.(a)	12,940	843,429
Peabody Energy Corp.	7,180	591,776

		1,435,205

Oil & Gas—6.7%
Chesapeake Energy Corp.(a)	16,080	510,218
Newfield Exploration Co.*	13,170	659,422
Range Resources Corp.(a)	45,165	1,189,646
Southwestern Energy Co.*	23,720	852,497
Sunoco, Inc.	14,960	1,172,565
Ultra Petroleum Corp.*	12,060	672,948
XTO Energy, Inc.	23,422	1,029,163

		6,086,459

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
ENERGY (Continued)
Oil&Gas Services—2.1%
Cal Dive International, Inc.*	11,680	$419,195
Grant Prideco, Inc. *	15,750	694,890
National Oilwell Varco, Inc.*	12,500	783,750

		1,897,835

		9,419,499

FINANCIAL—10.6%
Banks—1.8%
Colonial BancGroup, Inc.	24,130	574,777
Mellon Financial Corp.	31,150	1,066,887

		1,641,664

Diversified Financial Services—7.3%
Affiliated Managers Group *(a)	14,525	1,165,631
Ameritrade Holding Corp.*	37,720	905,280
Chicago Mercantile Exchange Holdings, Inc.	3,130	1,150,243
Legg Mason, Inc.	9,710	1,162,190
Nasdaq Stock Market, Inc.*	18,710	658,218
T Rowe Price Group, Inc.	22,430	1,615,633

		6,657,195

Insurance—0.7%
HCC Insurance Holdings, Inc.	20,470	607,550

Real Estate—0.8%
CB Richard Ellis Group, Inc.*	12,700	747,395

		9,653,804

INDUSTRIAL—11.3%
Building Materials—0.4%
Florida Rock Industries, Inc.	7,190	352,742

Electrical Components & Equipment—0.8%
Ametek, Inc.	18,400	782,736

Electronics—2.3%
Agilent Technologies, Inc.*	30,910	1,028,994
Cogent, Inc. *(a)	25,830	585,824
Itron, Inc. *(a)	11,500	460,460

		2,075,278

Engineering & Construction—0.7%
McDermott International, Inc.*	13,600	606,696

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
INDUSTRIAL (Continued)
Machinery-Construction & Mining—1.7%
Joy Global, Inc.	27,080	$1,083,200
Terex Corp.*	8,610	511,434

		1,594,634

Metal Fabrication & Hardware—1.3%
Precision Castparts Corp.	22,370	1,158,990

Miscellaneous Manufacturing—1.9%
Actuant Corp.	6,410	357,678
Ceradyne, Inc.*(a)	12,420	543,996
Roper Industries, Inc.	21,930	866,454

		1,768,128

Transportation—2.2%
CH Robinson Worldwide, Inc.	20,470	758,004
Norfolk Southern Corp.	12,820	574,721
UTI Worldwide, Inc.(a)	6,890	639,667

		1,972,392

		10,311,596

TECHNOLOGY—15.1%
Computers—0.9%
Network Appliance, Inc.*	28,870	779,490

Semiconductors—11.3%
Advanced Micro Devices, Inc.*	52,380	1,602,828
ASML Holding NV*(a)	38,100	765,048
ATI Technologies, Inc.*(a)	29,100	494,409
Broadcom Corp.*	44,080	2,078,372
KLA-Tencor Corp.	31,410	1,549,455
Lam Research Corp.*	12,090	431,371
Micron Technology, Inc.*(a)	73,020	971,896
Silicon Laboratories, Inc.*(a)	26,470	970,390
Sirf Technology Holdings, Inc.*(a)	15,860	472,628
Varian Semiconductor Equipment Associates, Inc.*(a)	21,120	927,802

		10,264,199

Software—2.9%
Cerner Corp.*	9,100	827,281
Global Payments, Inc.	15,270	711,735
Red Hat, Inc.*	11,800	321,432
Salesforce.com, Inc.*(a)	14,260	457,033

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Trident Microsystems, Inc.*(a)	20,560	$370,080

		2,687,561

		13,731,250

TOTAL COMMON STOCK (cost $74,765,304)		89,534,235

	Units
SHORT-TERM INVESTMENTS—27.2%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	4,545,893	4,545,893
State Street Quality D Short Term Investment Fund(b)(c)	20,180,744	20,180,744

TOTAL SHORT-TERM INVESTMENTS (cost $24,726,637)		24,726,637

TOTAL INVESTMENTS—125.5% (cost $99,491,941)		114,260,872
Liabilities in excess of other assets—(25.5)%		(23,220,996)

NET ASSETS—100%		$91,039,876

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.
ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $57,620,568)	$64,838,077	(a)
Investments in affiliated issuers, at value (cost $7,443,949)	7,443,949
Cash	392
Receivable for investments sold	768,094
Dividends and interest receivable	105,771

Total assets	73,156,283

LIABILITIES
Payable for collateral received on securities loaned	5,054,140
Payable for fund units redeemed	1,547,181
Payable for investments purchased	340,830
Investment advisory fee payable	33,083
State Street Bank and Trust Company—program fee payable	21,247
Trustee, management and administration fees payable	5,300
ABA Retirement Funds—program fee payable	2,444
Other accruals	10,734

Total liabilities	7,014,959

Net assets (equivalent to $14.82 per unit based on 4,461,597 units outstanding)	$66,141,324

(a)	Includes securities on loan with a value of $4,885,823.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends (net of foreign tax expense of $1,482)	$876,096
Dividends—affiliated issuers	116,792
Securities lending income, net	3,179

Total investment income	996,067

Expenses
Investment advisory fee	366,359
State Street Bank and Trust Company—program fee	188,650
ABA Retirement Funds—program fee	27,409
Trustee, management and administration fees	52,716
Reports to unitholders	10,431
Legal and audit fees	20,880
Compliance consultant fees	19,886
Registration fees	2,224
Other fees	8,934

Total expenses	697,489

Net investment income	298,578

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Investments	3,778,967
Foreign currency transactions	(140)

Net realized gain	3,778,827

Change in net unrealized appreciation (depreciation) on:
Investments	(1,741,450)

Net realized and unrealized gain	2,037,377

Net increase in net assets resulting from operations	$2,335,955

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$78,353	$298,578
Net realized gain	1,737,002	3,778,827
Change in net unrealized appreciation (depreciation) on investments	3,546,929	(1,741,450)

Net increase in net assets resulting from operations	5,362,284	2,335,955

From unitholder transactions
Proceeds from units issued	23,728,012	17,386,125
Cost of units redeemed	(6,919,746)	(6,943,627)

Net increase in net assets resulting from unitholder transactions	16,808,266	10,442,498

Net increase in net assets	22,170,550	12,778,453

Net Assets
Beginning of year	31,192,321	53,362,871

End of year	$53,362,871	$66,141,324

Number of units
Outstanding—beginning of year	2,443,658	3,713,649
Issued	1,799,614	1,229,481
Redeemed	(529,623)	(481,533)

Outstanding—end of year	3,713,649	4,461,597

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the periods ended December 31,
	2002*	2003	2004	2005
Investment income†	$0.07	$0.14	$0.17	$0.23
Net expenses(†)††	(0.06)	(0.14)	(0.15)	(0.16)

Net investment income	0.01	—	0.02	0.07
Net realized and unrealized gain (loss)	(0.23)	2.98	1.59	0.38

Net increase (decrease) in unit value	(0.22)	2.98	1.61	0.45
Net asset value at beginning of period	10.00	9.78	12.76	14.37

Net asset value at end of period	$9.78	$12.76	$14.37	$14.82

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.60%	1.22%	1.12%	1.10%
Ratio of net investment income to average net assets	0.08%	0.02%	0.18%	0.47%
Portfolio turnover	6%	14%	13%	32%
Total return	(2.20)%	30.47%	12.62%	3.13%
Net assets at end of period (in thousands)	$8,926	$31,192	$53,363	$66,141

*	From commencement of operations, July 15, 2002.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—98.0%
COMMUNICATIONS—13.5%
Advertising—7.8%
Harte-Hanks, Inc.	43,600	$1,150,604
Interpublic Group of Cos., Inc.*(a)	190,500	1,838,325
Omnicom Group	25,625	2,181,456

		5,170,385

Media—5.7%
McClatchy Co.(a)	19,600	1,158,360
Tribune Co.	86,800	2,626,568

		3,784,928

		8,955,313

CONSUMER, CYCLICAL—14.8%
Auto Parts & Equipment—3.7%
Johnson Controls, Inc.	34,200	2,493,522

Leisure Time—1.9%
Carnival Corp.	23,600	1,261,892

Retail—3.2%
Yum! Brands, Inc.	44,900	2,104,912

Storage & Warehousing—3.3%
Mohawk Industries, Inc.*	25,000	2,174,500

Toys/Games/Hobbies—2.7%
Mattel, Inc.	112,400	1,778,168

		9,812,994

CONSUMER, NON-CYCLICAL—27.9%
Commercial Services—19.2%
Accenture Ltd.	127,000	3,666,490
Aramark Corp.	56,100	1,558,458
Career Education Corp.*	56,200	1,895,064
Cendant Corp.	77,900	1,343,775
Equifax, Inc.	41,600	1,581,632
H&R Block, Inc.	69,400	1,703,770
ServiceMaster Co.(a)	82,000	979,900

		12,729,089

Healthcare-Products—3.4%
Baxter International, Inc.	59,200	2,228,880

Household Products/Wares—2.5%
Clorox Co.	28,800	1,638,432

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals—2.8%
Omnicare, Inc.	32,000	$1,831,040

		18,427,441

FINANCIAL—24.5%
Banks—8.0%
Northern Trust Corp.	56,000	2,901,920
Popular, Inc.	56,908	1,203,604
TD Banknorth, Inc.(a)	41,471	1,204,733

		5,310,257

Diversified Financial Services—8.9%
Franklin Resources, Inc.	25,700	2,416,057
Janus Capital Group, Inc.	94,400	1,758,672
T Rowe Price Group, Inc.	23,600	1,699,908

		5,874,637

Insurance—7.6%
AMBAC Financial Group, Inc.	33,900	2,612,334
MBIA, Inc.	40,200	2,418,432

		5,030,766

		16,215,660

INDUSTRIAL—9.1%
Electronics—3.3%
Fisher Scientific International*	35,148	2,174,255

Environmental Control—2.5%
Waste Management, Inc.	53,900	1,635,865

Hand/Machine Tools—3.3%
Black & Decker Corp.	25,400	2,208,784

		6,018,904

TECHNOLOGY—8.2%
Office & Business Equipment—4.4%
Pitney Bowes, Inc.	68,500	2,894,125

Software—3.8%
Dun & Bradstreet Corp.*	13,200	883,872
IMS Health, Inc.	65,400	1,629,768

		2,513,640

		5,407,765

TOTAL COMMON STOCK (cost $57,620,568)		64,838,077

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2005

	Units	Value
SHORT-TERM INVESTMENTS—11.3%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	2,389,809	$2,389,809
State Street Quality D Short Term Investment Fund(b)(c)	5,054,140	5,054,140

TOTAL SHORT-TERM INVESTMENTS (cost $7,443,949)		7,443,949

TOTAL INVESTMENTS—109.3% (cost $65,064,517)		72,282,026
Liabilities in excess of other assets—(9.3)%		(6,140,702)

NET ASSETS—100%		$66,141,324

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2005
ASSETS
Investments, at value (cost $243,533,228)	$273,197,863	(a)
Investments in affiliated issuers, at value (cost $137,958,446)	139,993,606
Cash	5,192
Receivable for investments sold	860,802
Dividends and interest receivable	127,440

Total assets	414,184,903

LIABILITIES

Payable for collateral received on securities loaned	93,208,562
Payable for fund units redeemed	4,922,486
Payable for investments purchased	866,608
Investment advisory fee payable	244,438
State Street Bank and Trust Company—program fee payable	101,705
Trustee, management and administration fees payable	25,430
ABA Retirement Funds—program fee payable	11,750
Other accruals	51,311

Total liabilities	99,432,290

Net assets (equivalent to $68.00 per unit based on 4,628,769 units outstanding)	$314,752,613

(a)	Includes securities on loan with a value of $90,413,558.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2005
Investment income
Dividends	$1,942,300
Dividends—affiliated issuers	244,745
Securities lending income, net	208,681

Total investment income	2,395,726

Expenses
Investment advisory fee	1,780,014
State Street Bank and Trust Company—program fee	919,213
ABA Retirement Funds—program fee	133,931
Trustee, management and administration fees	256,760
Reports to unitholders	51,127
Legal and audit fees	102,343
Compliance consultant fees	97,470
Registration fees	10,900
Other fees	43,796

Total expenses	3,395,554

Net investment loss	(999,828)

Net realized and unrealized gain on investments
Net realized gain on:
Investments- unaffiliated issuers	11,872,434
Investments- affiliated issuers	511,513

Net realized gain	12,383,947
Change in net unrealized appreciation (depreciation) on investments	7,289,994

Net realized and unrealized gain	19,673,941

Net increase in net assets resulting from operations	$18,674,113

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended, December 31,
	2004	2005
From operations
Net investment loss	$(238,729)	$(999,828)
Net realized gain	45,748,278	12,383,947
Change in net unrealized appreciation (depreciation) on investments	(23,742,843)	7,289,994

Net increase in net assets resulting from operations	21,766,706	18,674,113

From unitholder transactions
Proceeds from units issued	75,113,405	9,367,287
Cost of units redeemed	(91,542,584)	(33,322,573)

Net decrease in net assets resulting from unitholder transactions	(16,429,179)	(23,955,286)

Net increase (decrease) in net assets	5,337,527	(5,281,173)
Net Assets
Beginning of year	314,696,259	320,033,786

End of year	$320,033,786	$314,752,613

Number of units
Outstanding—beginning of year	5,285,323	5,000,918
Issued	1,330,920	148,039
Redeemed	(1,615,325)	(520,188)

Outstanding—end of year	5,000,918	4,628,769

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income†	$0.45	$0.41	$0.39	$0.50	$0.50
Net expenses(†)††	(0.54)	(0.47)	(0.47)	(0.54)	(0.70)

Net investment loss	(0.09)	(0.06)	(0.08)	(0.04)	(0.20)
Net realized and unrealized gain (loss)	(13.33)	(16.76)	16.74	4.50	4.20

Net increase (decrease) in unit value	(13.42)	(16.82)	16.66	4.46	4.00
Net asset value at beginning of year	73.12	59.70	42.88	59.54	64.00

Net asset value at end of year	$59.70	$42.88	$59.54	$64.00	$68.00

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.88%	0.93%	0.94%	0.92%	1.10%
Ratio of net investment loss to average net assets	(0.15)%	(0.11)%	(0.16)%	(0.08)%	(0.32)%
Portfolio turnover*	48%	83%	46%	104%	103%
Total return	(18.35)%	(28.17)%	38.85%	7.49%	6.25%
Net assets at end of year (in thousands)	$331,258	$223,301	$314,696	$320,034	$314,753

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2005, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund. The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMON STOCK—86.8%
BASIC MATERIALS—2.5%
Chemicals—0.8%
Cytec Industries, Inc.	24,400	$1,162,172
Hercules, Inc.*	58,600	662,180
Minerals Technologies, Inc.	8,800	491,832

		2,316,184

Forest Products & Paper—0.6%
Bowater, Inc.	23,400	718,848
Caraustar Industries, Inc.*(a)	51,000	443,190
Schweitzer-Mauduit International, Inc.	29,900	740,922

		1,902,960

Iron/Steel—1.1%
Carpenter Technology	13,900	979,533
Cleveland-Cliffs, Inc.(a)	28,500	2,524,245

		3,503,778

		7,722,922

COMMUNICATIONS—7.8%
Advertising—0.7%
Advo, Inc.(a)	30,500	859,490
Ventiv Health, Inc.*	49,375	1,166,237

		2,025,727

Internet—3.4%
Blue Coat Systems, Inc.*(a)	44,525	2,035,683
Redback Networks, Inc.*(a)	21,700	305,102
Sapient Corp.*(a)	153,200	871,708
Secure Computing Corp.*(a)	40,650	498,369
Valueclick, Inc.*(a)	199,700	3,616,567
Websense, Inc.*	51,100	3,354,204

		10,681,633

Media—0.6%
Journal Register Co.	62,400	932,880
Lin TV Corp.*(a)	62,800	699,592
Regent Communications, Inc.*(a)	73,000	338,720

		1,971,192

Telecommunication—3.1%
Arris Group, Inc.*	270,500	2,561,635
Atheros Communications, Inc.*(a)	16,200	210,600
CalAmp Corp.*(a)	27,300	286,377
Dobson Communications Corp.*(a)	253,600	1,902,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Fairpoint Communications, Inc.(a)	17,700	$183,372
Foundry Networks, Inc.*	70,800	977,748
General Communication*(a)	114,500	1,182,785
Polycom. Inc.	78,000	1,193,400
Powerwave Technologies. Inc.*(a)	48,700	612,159
Ubiquitel, Inc.*	68,600	678,454

		9,788,530

		24,467,082

CONSUMER, CYCLICAL—12.3%
Airlines—1.2%
Airtran Holdings, Inc.*	70,000	1,122,100
Midwest Air Group, Inc.*(a)	10,348	58,363
Skywest, Inc.	62,600	1,681,436
US Airways Group, Inc.*(b)	30,744	1,027,649

		3,889,548

Apparel—1.3%
Carter’s, Inc.*	20,100	1,182,885
Cherokee, Inc.(a)	7,800	268,242
Skechers U.S.A., Inc.*(a)	77,600	1,188,832
Stride Rite Corp.(a)	100,600	1,364,136

		4,004,095

Auto Manufacturers—0.3%
ASV, Inc.*(a)	35,600	889,288

Auto Parts & Equipment—0.8%
American Axle & Manufacturing Holdings, Inc.	49,900	914,667
Tenneco, Inc.*(a)	38,225	749,592
TRW Automotive Holdings Corp.*	32,000	843,200

		2,507,459

Distribution/Wholesale—0.6%
Aviall, Inc.*	13,500	388,800
Beacon Roofing Supply, Inc.*	56,700	1,628,991
MWI Veterinary Supply, Inc.*	1,300	33,553

		2,051,344

Entertainment—0.6%
Shuffle Master, Inc.*(a)	59,400	1,493,316
Sunterra Corp.*(a)	36,600	520,452

		2,013,768

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Home Builders—0.8%
Fleetwood Enterprises, Inc.*(a)	91,300	$1,127,555
Meritage Homes Corp.*	14,100	887,172
WCI Communities, Inc.*(a)	21,600	579,960

		2,594,687

Leisure Time—0.3%
WMS Industries, Inc.*(a)	36,800	923,312

Lodging—0.3%
La Quinta Corp.*	35,200	392,128
Monarch Casino & Resort, Inc.*	19,000	429,400

		821,528

Retail—6.1%
Buckle, Inc.	8,500	274,040
Cache, Inc.*(a)	22,500	389,700
Charming Shoppes, Inc.*(a)	108,100	1,426,920
Christopher & Banks Corp.	58,200	1,092,996
Coldwater Creek, Inc.*	47,900	1,462,387
DSW, Inc.*(a)	17,600	461,472
First Cash Financial Services, Inc.*	24,000	699,840
GameStop Corp.*(a)	42,200	1,342,804
Guitar Center, Inc.*	47,800	2,390,478
JOS A Bank Clothiers, Inc.*(a)	42,900	1,862,289
Landry’s Restaurants, Inc.(a)	17,200	459,412
Luby’s, Inc.*(a)	20,900	277,970
MarineMax, Inc.*(a)	22,400	707,168
Men’s Wearhouse, Inc.*	35,500	1,045,120
Nu Skin Enterprises, Inc.	51,400	903,612
Panera Bread Co.*	4,913	322,686
Rare Hospitality International, Inc.*(a)	44,500	1,352,355
Select Comfort Corp.*(a)	57,675	1,577,411
Sportsman’s Guide, Inc.*	11,700	279,045
Talbots, Inc.	28,300	787,306

		19,115,011

		38,810,040

CONSUMER, NON-CYCLICAL—15.9%
Biotechnology—1.9%
Applera Corp.—Celera Genomics Group*	42,500	465,800
Arena Pharmaceuticals, Inc.*(a)	51,000	725,220
Cambrex Corp.	18,000	337,860
Cytokinetics, Inc.*	55,900	365,586
Encysive Pharmaceuticals, Inc.*	22,600	178,314

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Exelixis, Inc. *	41,600	$391,872
Human Genome Sciences, Inc. *(a)	62,800	537,568
Incyte Corp. *(a)	152,300	813,282
Panacos Pharmaceuticals, Inc.*	61,500	426,195
Regeneron Pharmaceuticals, Inc.*	37,500	598,125
SuperGen, Inc. *(a)	56,300	284,315
Vertex Pharmaceuticals, Inc. *(a)	24,700	683,449

		5,807,586

Commercial Services—5.3%
Advisory Board Co.*	24,700	1,177,449
BearingPoint, Inc. *(a)	97,000	762,420
Bright Horizons Family Solutions, Inc.*	20,300	752,115
Chemed Corp.	21,400	1,063,152
Euronet Worldwide, Inc. *(a)	44,900	1,248,220
Labor Ready, Inc.*	74,400	1,549,008
MAXIMUS, Inc.	29,200	1,071,348
Mcgrath Rentcorp	9,100	252,980
Navigant Consulting, Inc. *(a)	49,100	1,079,218
Resources Connection, Inc. *(a)	179,500	4,677,770
Spherion Corp.*	32,400	324,324
Steiner Leisure Ltd.*	16,900	600,964
Watson Wyatt & Co. Holdings (a)	33,100	923,490
Wright Express Corp.*	49,400	1,086,800

		16,569,258

Cosmetics/Personal Care—0.7%
Chattem, Inc. *(a)	44,500	1,619,355
Parlux Fragrances, Inc.*	14,150	432,000

		2,051,355

Food—0.5%
Lance, Inc. (a)	27,600	514,188
Wild Oats Markets, Inc. *(a)	92,700	1,119,816

		1,634,004

Healthcare-Products—3.2%
American Medical Systems Holdings, Inc. *	51,000	909,330
Angiodynamics, Inc. *	12,200	311,466
Arrow International, Inc. (a)	14,700	426,153
Conmed Corp. *(a)	20,300	480,298
Diagnostic Products Corp. (a)	23,800	1,155,490
Haemonetics Corp.*	13,100	640,066
Invacare Corp.	8,500	267,665

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products (Continued)
LCA-Vision, Inc.(a)	41,600	$1,976,416
Merge Technologies, Inc.*	30,800	771,232
Oakley, Inc.(a)	47,450	697,040
PSS World Medical, Inc.*	42,400	629,216
Respironics, Inc.*	16,000	593,120
STERIS Corp.	24,700	617,994
Zoll Medical Corp.*	25,600	644,864

		10,120,350

Healthcare-Services—1.5%
Amedisys, Inc.*(a)	15,600	658,944
Apria Healthcare Group, Inc.*	24,400	588,284
LifePoint Hospitals, Inc.*	22,800	855,000
Psychiatric Solutions, Inc.*(a)	36,900	2,167,506
Symbion, Inc.*(a)	23,400	538,200

		4,807,934

Pharmaceuticals—2.8%
Alkermes, Inc.*	29,100	556,392
Atherogenics, Inc.*(a)	36,000	720,360
CV Therapeutics, Inc.*(a)	18,700	462,451
Cypress Bioscience, Inc.*	56,500	326,570
First Horizon Pharmaceutical Corp.*(a)	70,800	1,221,300
KV Pharmaceutical Co.*	15,000	308,700
Matrixx Initiatives, Inc.*(a)	25,400	532,130
Medicines Co.*	12,400	216,380
Neurogen Corp.*(a)	27,400	180,566
Perrigo Co.	18,300	272,853
Pharmacopeia Drug Discovery, Inc.*(a)	21,100	75,116
Renovis, Inc.*(a)	17,600	269,280
Rigel Pharmaceuticals, Inc.*(a)	7,731	64,631
USANA Health Sciences, Inc.*(a)	25,000	959,000
VCA Antech, Inc.*	75,200	2,120,640
Zymogenetics, Inc.*	35,700	607,257

		8,893,626

		49,884,113

ENERGY—6.2%
Energy-Alternate Sources—0.9%
Headwaters, Inc.*(a)	79,300	2,810,392

Oil & Gas—4.4%
Alon USA Energy, Inc.*	22,300	438,195
Atwood Oceanics, Inc.*(a)	31,300	2,442,339

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
ENERGY (Continued)
Oil & Gas (Continued)
Berry Petroleum Co.(a)	24,400	$1,395,680
Cabot Oil & Gas Corp.	48,000	2,164,800
Cheniere Energy, Inc.*(a)	13,800	513,636
Encore Acquisition Co.*	14,700	470,988
Penn Virginia Corp.	20,200	1,159,480
Range Resources Corp.	38,600	1,016,724
Vintage Petroleum, Inc.	24,500	1,306,585
Whiting Petroleum Corp.*	73,500	2,940,000

		13,848,427

Oil & Gas Services—0.9%
CARBO Ceramics, Inc.	20,075	1,134,639
Universal Compression Holdings, Inc.*	26,300	1,081,456
W-H Energy Services, Inc.*	19,900	658,292

		2,874,387

		19,533,206

FINANCIAL—16.2%
Banks—6.8%
Amcore Financial, Inc.(a)	50,600	1,538,746
Bancfirst Corp.	16,538	1,306,502
Bank of the Ozarks, Inc.(a)	14,500	535,050
Center Financial Corp.(a)	19,100	480,556
City Holding Co.	13,000	467,350
Columbia Banking System, Inc.	8,700	248,385
CVB Financial Corp.(a)	23,600	479,316
Enterprise Financial Services Corp.(a)	3,977	90,198
Fidelity Southern Corp.	1,500	26,850
First Citizens BancShares, Inc.	9,000	1,569,780
First Community Bancorp, Inc.	21,800	1,185,266
First National of Nebraska, Inc.	39	187,200
First Republic Bank	13,600	503,336
Gold Banc Corp., Inc.	88,300	1,608,826
Hancock Holding Co.(a)	55,000	2,079,550
Hanmi Financial Corp.(a)	28,000	500,080
Independent Bank Corp.(a)	9,100	259,623
International Bancshares Corp.	17,700	519,672
MainSource Financial Group, Inc.(a)	39,180	699,363
Old Second Bancorp, Inc.(a)	18,000	550,260
Pacific Continental Corp.	4,500	71,460
PrivateBancorp, Inc.(a)	13,400	476,638
Renasant Corp.	1,146	36,248
SCBT Financial Corp.(a)	17,975	600,725
Seacoast Banking Corp. of Florida(a)	7,700	176,715

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Signature Bank *	14,900	$418,243
Sterling Bancshares, Inc.	38,600	595,984
Taylor Capital Group, Inc.	11,600	468,640
Trico Bancshares	12,900	301,731
UMB Financial Corp.	32,800	2,096,248
Wilshire Bancorp, Inc. (a)	14,800	254,412
Wintrust Financial Corp.	18,200	999,180

		21,332,133

Diversified Financial Services—2.6%
Advanta Corp.	30,200	979,688
Asta Funding, Inc. (a)	17,300	472,982
CompuCredit Corp. *(a)	31,700	1,219,816
Financial Federal Corp.	11,500	511,175
IndyMac Bancorp, Inc. (a)	21,800	850,636
Nasdaq Stock Market, Inc. *(a)	65,500	2,304,290
Portfolio Recovery Associates, Inc. *(a)	33,400	1,551,096
United PanAm Financial Corp. *	13,025	336,957

		8,226,640

Insurance—3.3%
21st Century Insurance Group	41,900	677,942
American Physicians Capital, Inc. *	12,800	586,112
Arch Capital Group Ltd. *	18,400	1,007,400
James River Group, Inc. *	14,900	295,765
Max Re Capital Ltd.	18,300	475,251
Ohio Casualty Corp.	43,700	1,237,584
Philadelphia Consolidated Holding Co. *	15,300	1,479,357
Phoenix Cos., Inc. (a)	58,900	803,396
Platinum Underwriters Holdings Ltd.	25,000	776,750
ProAssurance Corp. *	8,700	423,168
Scottish Re Group Ltd. (a)	41,700	1,023,735
Selective Insurance Group	14,200	754,020
State Auto Financial Corp. (a)	15,500	565,130
United America Indemnity Ltd. *(a)	15,800	290,088

		10,395,698

Real Estate—0.1%
Thomas Properties Group, Inc.	31,800	397,818

REITS—2.7%
Acadia Realty Trust	43,200	866,160
DiamondRock Hospitality Co.	28,500	340,860
GMH Communities Trust	30,800	477,708

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
FINANCIAL (Continued)
REITS (Continued)
LaSalle Hotel Properties	51,300	$1,883,736
Medical Properties Trust, Inc.	43,100	421,518
PS Business Parks, Inc.	29,800	1,466,160
Saul Centers, Inc.	20,900	754,490
Strategic Hotel Capital, Inc.	4,100	84,378
Trustreet Properties, Inc.	13,000	190,060
U-Store-It Trust	37,000	778,850
Ventas, Inc.	42,000	1,344,840

		8,608,760

Savings & Loans—0.7%
Harbor Florida Bancshares, Inc.(a)	12,800	474,240
PFF Bancorp, Inc.(a)	15,600	476,112
Riverview Bancorp, Inc.	15,700	365,967
TierOne Corp.	8,500	249,985
WSFS Financial Corp.(a)	8,600	526,750

		2,093,054

		51,054,103

INDUSTRIAL—13.1%
Aerospace & Defense—2.4%
Armor Holdings, Inc.*	75,700	3,228,605
DRS Technologies, Inc.	37,600	1,933,392
Engineered Support Systems, Inc.	12,800	532,992
Moog, Inc. Class A*	27,700	786,126
Teledyne Technologies, Inc.*	42,700	1,242,570

		7,723,685

Building Materials—1.2%
Drew Industries, Inc.*	13,900	391,841
Eagle Materials, Inc.(a)	4,800	587,328
Genlyte Group, Inc.*(a)	14,700	787,479
Lennox International, Inc.	29,700	837,540
LSI Industries, Inc.(a)	27,200	425,952
USG Corp.*(a)	10,600	689,000

		3,719,140

Electrical Components & Equipment—0.4%
GrafTech International Ltd.*(a)	81,600	507,552
Greatbatch, Inc.*	33,950	883,040

		1,390,592

Electronics—0.7%
II-VI, Inc.*(a)	31,600	564,692

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
INDUSTRIAL (Continued)
Electronics (Continued)
Rofin-Sinar Technologies, Inc.*(a)	12,000	$521,640
Rogers Corp.*	16,400	642,552
Technitrol, Inc.	21,700	371,070

		2,099,954

Engineering & Construction—0.3%
Shaw Group, Inc.*	27,900	811,611

Hand/Machine Tools—0.3%
Regal-Beloit Corp.	23,400	828,360

Machinery-Diversified—1.9%
Applied Industrial Technologies, Inc.	12,500	421,125
Cascade Corp.(a)	17,700	830,307
Gehl Co.*(a)	27,531	722,689
Graco, Inc.	20,100	733,248
Manitowoc Co.	13,200	662,904
Middleby Corp.*	6,700	579,550
Stewart & Stevenson Services, Inc.	20,200	426,826
Tennant Co.	12,700	660,400
Wabtec Corp.	32,600	876,940

		5,913,989

Metal Fabricate/Hardware—0.6%
NS Group, Inc.*	39,900	1,668,219
Valmont Industries, Inc.	8,600	287,756

		1,955,975

Miscellaneous Manufacturing—2.1%
Acuity Brands, Inc.	22,600	718,680
Ceradyne, Inc.*(a)	90,900	3,981,420
Freightcar America, Inc.(a)	17,700	851,016
Matthews International Corp.	12,300	447,843
Trinity Industries, Inc.(a)	17,700	780,039

		6,778,998

Transportation—2.9%
Celadon Group, Inc.*	28,100	809,280
Central Freight Lines, Inc.*	55,700	99,146
Genesee & Wyoming, Inc.*	20,900	784,795
Kirby Corp.*	13,200	688,644
Knight Transportation, Inc.	80,550	1,669,801
Marten Transport Ltd.*(a)	33,300	606,726
OMI Corp.(a)	147,400	2,675,310

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
INDUSTRIAL (Continued)
Transportation (Continued)
UTI Worldwide, Inc.(a)	20,400	$1,893,936

		9,227,638

Trucking & Leasing—0.3%
Greenbrier Cos., Inc.	32,500	923,000

		41,372,942

TECHNOLOGY—11.2%

Computers—2.1%
BISYS Group, Inc.*	66,800	935,868
Electronics for Imaging*	21,200	564,132
Hutchinson Technology, Inc.*(a)	11,700	332,865
Jack Henry & Associates, Inc.	18,900	360,612
Komag, Inc.*(a)	60,400	2,093,464
MTS Systems Corp.(a)	13,000	450,320
Neoware Systems, Inc.*(a)	32,675	761,328
PAR Technology Corp.*	8,700	241,512
SI International, Inc.*	17,700	541,089
SYKES Enterprises, Inc.*	34,500	461,265

		6,742,455

Semiconductors—4.7%
Credence Systems Corp.*(a)	78,100	543,576
Diodes, Inc.*(a)	39,900	1,238,895
Fairchild Semiconductor International, Inc.*	108,100	1,827,971
Micrel, Inc.*	40,200	466,320
Microsemi Corp.*(a)	100,700	2,785,362
ON Semiconductor Corp.*	361,900	2,001,307
Portalplayer, Inc.*	24,800	702,336
Semtech Corp.*	82,000	1,497,320
Supertex, Inc.*(a)	11,200	495,600
Varian Semiconductor Equipment Associates, Inc.*(a)	73,300	3,220,069

		14,778,756

Software—4.4%
Allscripts Healthcare Solutions, Inc.*(a)	29,200	391,280
Bottomline Technologies, Inc.*	39,600	436,392
Eclipsys Corp.*(a)	18,200	344,526
IDX Systems Corp.*	11,709	514,259
Open Solutions, Inc.*(a)	37,900	868,668
Patni Computer Systems Ltd. (ADR)*	1,800	41,724
Per-Se Technologies, Inc.*(a)	28,000	654,080
Progress Software Corp.*	23,400	664,092
Quality Systems, Inc.*(a)	31,000	2,379,560

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Quest Software, Inc.*	70,400	$1,027,136
Red Hat, Inc.*(a)	75,000	2,043,000
Salesforce.com, Inc.*	24,900	798,045
Serena Software, Inc.*	36,900	864,936
Take-Two Interactive Software, Inc.*(a)	28,350	501,795
THQ, Inc.*(a)	36,000	858,600
Trident Microsystems, Inc.*(a)	74,200	1,335,600

		13,723,693

		35,244,904

UTILITIES—1.6%
Electric—0.9%
El Paso Electric Co.*	42,900	902,616
PNM Resources, Inc.	33,100	810,619
Sierra Pacific Resources*	81,200	1,058,848

		2,772,083

Gas—0.7%
Atmos Energy Corp.	33,300	871,128
EnergenCorp.	10,100	366,832
SEMCO Energy, Inc.*(a)	84,400	474,328
UGI Corp.	30,300	624,180

		2,336,468

		5,108,551

TOTAL COMMON STOCK (cost $243,533,228)		273,197,863

	Units
INVESTMENT FUNDS—12.9%
State Street Bank and Trust Company Russell 2000 Index Securities Lending Index Fund(c) (cost $38,521,580)	1,023,566	40,556,740

SHORT-TERM INVESTMENTS—31.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(c)	6,228,304	6,228,304
State Street Quality D Short Term Investment Fund(c)(d)	93,208,562	93,208,562

TOTAL SHORT-TERM INVESTMENTS (cost $99,436,866)		99,436,866

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2005

Value
TOTAL INVESTMENTS—131.3% (cost $381,491,674)	$413,191,469
Liabilities in excess of other assets—(31.3)%	(98,438,856)

NET ASSETS—100%	$314,752,613

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Fair valued security
(c)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(d)	Represents security purchased with cash collateral received for securities on loan.
ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2005
ASSETS
Investments in affiliated fund, at contract value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $880,490,989 and units of 880,490,989)	$880,490,989

Total assets	880,490,989

LIABILITIES
Payable for fund units redeemed	9,476,609
State Street Bank and Trust Company—program fee payable	274,552
Trustee, management and administration fees payable	68,759
ABA Retirement Funds—program fee payable	31,790
Other accruals	139,125

Total liabilities	9,990,835

Net Assets (equivalent to $30.58 per unit based on 28,463,595 units outstanding)	$870,500,154

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2005
Interest income—affiliated	$34,628,570

Expenses
State Street Bank and Trust Company—program fee	2,611,672
ABA Retirement Funds—program fee	381,145
Trustee, management and administration fees	730,451
Reports to unitholders	144,854
Legal and audit fees	289,959
Compliance consultant fees	276,151
Registration fees	30,881
Other fees	124,080

Total expenses	4,589,193

Net interest income and net increase in net assets resulting from operations	$30,039,377

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income and net increase in net assets resulting from operations	$ 25,121,448	$ 30,039,377

From unitholder transactions
Proceeds from units issued	133,065,775	97,210,748
Cost of units redeemed	(176,203,105)	(121,080,028)

Net decrease in net assets resulting from unitholder transactions	(43,137,330)	(23,869,280)

Net increase (decrease) in net assets	(18,015,882)	6,170,097
Net Assets
Beginning of year	882,345,939	864,330,057

End of year	$864,330,057	$870,500,154

Number of units
Outstanding—beginning of year	30,727,206	29,243,928
Issued	4,583,669	3,245,974
Redeemed	(6,066,947)	(4,026,307)

Outstanding—end of year	29,243,928	28,463,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002*	2003	2004	2005
Investment income†.	$1.48	$1.24	$1.03	$0.98	$1.18
Net expenses(†)††	(0.12)	(0.14)	(0.14)	(0.14)	(0.16)

Net investment income	1.36	1.10	0.89	0.84	1.02
Distributions of net investment income	(1.36)	(0.67)	—	—	—

Net increase in unit value	—	0.43	0.89	0.84	1.02
Net asset value at beginning of year	27.40	27.40	27.83	28.72	29.56

Net asset value at end of year	$27.40	$27.83	$28.72	$29.56	$30.58

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.45%	0.52%	0.51%	0.50%	0.52%
Ratio of net investment income to average net assets	5.39%	4.03%	3.14%	2.88%	3.42%
Total return	5.56%	4.12%	3.20%	2.92%	3.45%
Net assets at end of year (in thousands)	$797,860	$891,342	$882,346	$864,330	$870,500

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	Effective July 25, 2002, the Fund ceased maintaining a net asset value of $1.00 per unit and the Fund commenced retaining net income and realized gains, if any. The units of the Stable Asset Return Fund were subject to a reverse split (27.4 to 1) effective July 15, 2002. The per unit data for the period prior to July 15, 2002 has been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust
(“SAFT”) (Units 880,490,989) ** (a)		$880,490,989

TOTAL INVESTMENTS (Cost $880,490,989) (101.1%)		880,490,989
LIABILITIES IN EXCESS OF OTHER ASSETS (-1.1%)		(9,990,835)

NET ASSETS (100.0%)		$870,500,154

(a) Stable Asset Return Fund holds 100.0% of SAFT which holds the following investments:
	Effective annual percentage rate 2005	Investments at Contract Value (Note 2)
Investment Contracts (29.7%)
GE Capital Assurance
4 Investment Contracts
(Maturities ranging from April 15, 2005 to July 6, 2010)	3.25–6.05%	$20,739,763
GE Life and Annuity Assurance
2 Investment Contracts
(Maturities ranging from August 4, 2009 to December 1, 2009)	4.09–4.12	31,976,975
Hartford Life Insurance Company
2 Investment Contracts
(Maturities ranging from September 15, 2005 to March 22, 2006)	5.77–6.10	7,919,477
ING USA Annunity & Life Insurance Company
1 Investment Contract
(Maturity date February 3, 2009)	4.09	15,309,560
Jackson National Life Insurance Company
3 Investment Contracts
(Maturities ranging from September 8, 2009 to January 5, 2010)	3.76–4.68	37,298,378
Metropolitan Life Insurance Company
6 Investment Contracts
(Maturities ranging from October 15, 2005 to September 7, 2010)	3.44–5.63	44,700,744
Monumental Life Insurance Company
1 Investment Contract
(Maturity date July 15, 2006)	4.39	2,404,273
New York Life Asset Management
2 Investment Contracts
(Maturities ranging from October 17, 2005 to May 15, 2007)	3.89–5.31	4,589,154
Principal Mutual Life Insurance Company
2 Investment Contracts
(Maturities ranging from October 16, 2006 to August 15, 2007)	3.32–3.91	19,953,448
Protective Life Insurance Company
2 Investment Contracts
(Maturities ranging from September 17, 2007 to November 15, 2007)	3.23–3.49	26,408,573

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Transamerica Occidental Life Insurance Company
3 Investment Contracts

	Effective annual percentage rate 2005	Investments at Contract Value (Note 2)
(Maturities ranging from August 5, 2008 to March 3, 2009)	4.01–4.38%	$31,477,308
United of Omaha Insurance Company
2 Investment Contracts
(Maturities ranging from February 28, 2008 to May 4, 2010)	3.76–4.35	19,361,723

Total Investment Contracts (Cost $262,139,377)		$262,139,376

Synthetic Investment Contracts (50.0%)*
Bank of America
Contract 02-085 (a)	4.07–4.59%	$108,303,100
Underlying Securities:
AmeriCredit Automobile Receivables Trust, 4.61%, 1/12/2009
Principal $3,000,000
Value $1,563,463
AmeriCredit Automobile Receivables Trust, 3.55%, 2/12/2009
Principal $3,750,000
Value $3,098,180
AmeriCredit Automobile Receivables Trust, 4.63%, 6/6/2012
Principal $3,875,000
Value $3,851,977
Banc of America Commercial Mortgage Inc, 3.37%, 7/11/2043
Principal $2,125,000
Value $723,593
Bear Stearns Commercial Mortgage Securities, 3.97%, 11/11/2035
Principal $1,557,000
Value $1,323,497
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $1,185,750
Value $984,867
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $3,750,000
Value $3,695,327
Bear Stearns Commercial Mortgage Securities, 4.94%, 10/12/2042
Principal $1,525,000
Value $1,532,080
Countrywide Asset-Backed Certificates, 5.67%, 5/25/2036
Principal $641,000
Value $629,529

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Centex Home Equity, 4.02%, 4/25/2028
Principal $564,250
Value $558,216
Centex Home Equity, 5.08%, 5/25/2032
Principal $2,787,500
Value $601,921
CS First Boston Mortgage Securities Corp, 5.26%, 12/15/2035
Principal $550,000
Value $571,475
CS First Boston Mortgage Securities Corp, 6.22%, 12/15/2035
Principal $1,672,500
Value $1,409,527
CS First Boston Mortgage Securities Corp, 3.73%, 3/15/2035
Principal $871,250
Value $834,506
CS First Boston Mortgage Securities Corp, 2.84%, 5/15/2038
Principal $468,000
Value $440,322
CS First Boston Mortgage Securities Corp, 3.38%, 5/15/2038
Principal $1,510,000
Value $1,471,935
CS First Boston Mortgage Securities Corp, 3.81%, 12/15/2036
Principal $936,000
Value $914,781
CS First Boston Mortgage Securities Corp, 4.43%, 12/15/2036
Principal $1,702,750
Value $1,670,462
CS First Boston Mortgage Securities Corp, 4.30%, 7/15/2036
Principal $250,000
Value $222,975
Federal Home Loan Bank System, 4.84%, 1/25/2012
Principal $2,500,000
Value $2,381,149
Federal Home Loan Bank, 3.50%, 12/15/2025
Principal $1,250,000
Value $1,038,737
Federal National Mortgage Association, 4.06%, 11/25/2033
Principal $2,500,000
Value $1,771,879
Federal Home Loan Bank, 3.50%, 9/15/2026
Principal $1,750,000
Value $1,502,855

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Federal National Mortgage Association, 5.00%, 10/25/2023
Principal $3,275,000
Value $2,654,490
Federal National Mortgage Association, 4.50%, 7/25/2030
Principal $714,250
Value $701,984
Federal Home Loan Bank, 4.50%, 11/15/2026
Principal $1,315,168
Value $1,325,774
Federal Home Loan Bank, 5.50%, 1/15/2026
Principal $3,775,000
Value $3,666,916
Federal National Mortgage Association, 5.50%, 4/25/2024
Principal $94,500
Value $95,568
Federal Home Loan Bank, 5.50%, 7/15/2028
Principal $837,500
Value $839,091
Federal Home Loan Bank, 5.50%, 8/15/2030
Principal $326,907
Value $329,889
Federal Home Loan Bank, 5.50%, 11/15/2027
Principal $3,750,000
Value $3,624,566
Federal Home Loan Bank, 5.13%, 10/15/2015
Principal $4,500,000
Value $4,431,868
Federal Home Loan Bank, 5.50%, 12/15/2031
Principal $1,979,855
Value $1,458,171
Federal National Mortgage Association, 4.52%, 7/1/2034
Principal $2,335,250
Value $1,195,989
GMAC Commercial Mortgage Securities Inc, 6.65%, 9/15/2035
Principal $2,106,750
Value $1,455,798
GE Capital Commercial Mortgage Corp, 3.09%, 1/10/2038
Principal $1,009,250
Value $1,000,092
GE Capital Commercial Mortgage Corp, 4.71%, 5/10/2043
Principal $3,750,000
Value $1,547,184

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
IKON Receivables LLC, 4.68%, 11/15/2009
Principal $3,210,000
Value $2,788,978
JP Morgan Chase Commercial Mortgage Securities Corp, 4.13%, 10/15/2037
Principal $2,000,000
Value $1,690,214
JP Morgan Chase Commercial Mortgage Securities Corp, 4.28%, 1/12/2037
Principal $791,750
Value $739,060
JP Morgan Chase Commercial Mortgage Securities Corp, 4.48%, 7/15/2041
Principal $436,750
Value $424,381
Merrill Lynch Mortgage Trust, 4.17%, 8/12/2039
Principal $3,850,000
Value $3,851,213
Merrill Lynch Mortgage Trust, 4.96%, 7/12/2038
Principal $2,152,250
Value $2,166,757
Morgan Stanley Capital I, 5.13%, 9/15/2042
Principal $936,000
Value $938,314
Morgan Stanley Capital I, 5.02%, 6/15/2038
Principal $2,500,000
Value $634,818
Morgan Stanley Dean Witter Capital I, 5.02%, 10/15/2035
Principal $2,458,250
Value $2,118,618
Morgan Stanley Mortgage Loan Trust, 5.00%, 3/25/2035
Principal $1,645,000
Value $1,402,031
Morgan Stanley Mortgage Loan Trust, 5.25%, 3/25/2035
Principal $2,500,000
Value $1,053,619
PNC Mortgage Acceptance Corp, 7.05%, 10/12/2033
Principal $2,371,000
Value $572,420
Residential Asset Securities Corp, 2.28%, 7/25/2028
Principal $1,427,500
Value $1,411,224

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Residential Asset Securities Corp, 4.47%, 3/25/2032
Principal $1,329,500
Value $1,327,162
Residential Asset Securities Corp, 4.51%, 2/25/2032
Principal $3,000,000
Value $1,293,790
Salomon Brothers Mortgage Securities VII, 6.34%, 12/18/2033
Principal $2,000,000
Value $1,970,714
Triad Auto Receivables Owner Trust, 4.22%, 6/12/2012
Principal $750,000
Value $339,421
USAA Auto Owner Trust, 2.93%, 7/16/2007
Principal $3,750,000
Value $2,171,182
WFS Financial Owner Trust, 4.50%, 2/20/2010
Principal $485,000
Value $475,545
Wachovia Bank Commercial Mortgage Trust, 4.61%, 12/15/2035
Principal $280,362
Value $4,432,874
State Street and Trust Company Mortgage Backed Index Fund **
Units 609,077
Value $11,240,601
State Street and Trust Company Asset Backed Index Fund **
Units 412,868
Value $7,226,095

Total Value of underlying securities $107,389,664
Value of Investment Contracts $913,436

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

	Effective annual percentage rate 2005	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)
JP Morgan Chase
Contract AABA06 (a)	4.08–4.65%	$108,307,348
Underlying Securities:
AmeriCredit Automobile Receivables Trust, 4.61%, 1/12/2009
Principal $3,000,000
Value $1,563,524
AmeriCredit Automobile Receivables Trust, 3.55%, 2/12/2009
Principal $3,750,000
Value $3,098,302
AmeriCredit Automobile Receivables Trust, 4.63%, 6/6/2012
Principal $3,875,000
Value $3,852,128
Banc of America Commercial Mortgage Inc, 3.37%, 7/11/2043
Principal $2,125,000
Value $723,621
Bear Stearns Commercial Mortgage Securities, 3.97%, 11/11/2035
Principal $1,557,000
Value $1,323,549
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $1,185,750
Value $984,906
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $3,750,000
Value $3,695,472
Bear Stearns Commercial Mortgage Securities, 4.94%, 10/12/2042
Principal $1,525,000
Value $1,532,140
Countrywide Asset-Backed Certificates, 5.67%, 5/25/2036
Principal $641,000
Value $629,553
Centex Home Equity, 4.02%, 4/25/2028
Principal $564,250
Value $558,238
Centex Home Equity, 5.08%, 5/25/2032
Principal $2,787,500
Value $601,944
CS First Boston Mortgage Securities Corp, 5.26%, 12/15/2035
Principal $550,000
Value $571,498

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
CS First Boston Mortgage Securities Corp, 6.22%, 12/15/2035
Principal $1,672,500
Value $1,409,582
CS First Boston Mortgage Securities Corp, 3.73%, 3/15/2035
Principal $871,250
Value $834,539
CS First Boston Mortgage Securities Corp, 2.84%, 5/15/2038
Principal $468,000
Value $440,339
CS First Boston Mortgage Securities Corp, 3.38%, 5/15/2038
Principal $1,510,000
Value $1,471,992
CS First Boston Mortgage Securities Corp, 3.81%, 12/15/2036
Principal $936,000
Value $914,816
CS First Boston Mortgage Securities Corp, 4.43%, 12/15/2036
Principal $1,702,750
Value $1,670,527
CS First Boston Mortgage Securities Corp, 4.30%, 7/15/2036
Principal $250,000
Value $222,984
Federal Home Loan Bank System, 4.84%, 1/25/2012
Principal $2,500,000
Value $2,381,243
Federal Home Loan Bank, 3.50%, 12/15/2025
Principal $1,250,000
Value $1,038,778
Federal National Mortgage Association, 4.06%, 11/25/2033
Principal $2,500,000
Value $1,771,948
Federal Home Loan Bank, 3.50%, 9/15/2026
Principal $1,750,000
Value $1,502,914
Federal National Mortgage Association, 5.00%, 10/25/2023
Principal $3,275,000
Value $2,654,594
Federal National Mortgage Association, 4.50%, 7/25/2030
Principal $714,250
Value $702,012
Federal Home Loan Bank, 4.50%, 11/15/2026
Principal $1,315,168
Value $1,325,826

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Federal Home Loan Bank, 5.50%, 1/15/2026
Principal $3,775,000
Value $3,667,060
Federal National Mortgage Association, 5.50%, 4/25/2024
Principal $94,500
Value $95,572
Federal Home Loan Bank, 5.50%, 7/15/2028
Principal $837,500
Value $839,124
Federal Home Loan Bank, 5.50%, 8/15/2030
Principal $326,907
Value $329,902
Federal Home Loan Bank, 5.50%, 11/15/2027
Principal $3,750,000
Value $3,624,708
Federal Home Loan Bank, 5.13%, 10/15/2015
Principal $4,500,000
Value $4,432,042
Federal Home Loan Bank, 5.50%, 12/15/2031
Principal $1,979,855
Value $1,458,228
Federal National Mortgage Association, 4.52%, 7/1/2034
Principal $2,335,250
Value $1,196,035
GMAC Commercial Mortgage Securities Inc, 6.65%, 9/15/2035
Principal $2,106,750
Value $1,455,855
GE Capital Commercial Mortgage Corp, 3.09%, 1/10/2038
Principal $1,009,250
Value $1,000,131
GE Capital Commercial Mortgage Corp, 4.71%, 5/10/2043
Principal $3,750,000
Value $1,547,245
IKON Receivables LLC, 4.68%, 11/15/2009
Principal $3,210,000
Value $2,789,088
JP Morgan Chase Commercial Mortgage Securities Corp, 4.13%, 10/15/2037
Principal $2,000,000
Value $1,690,280

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
JP Morgan Chase Commercial Mortgage Securities Corp, 4.28%, 1/12/2037
Principal $791,750
Value $739,089
JP Morgan Chase Commercial Mortgage Securities Corp, 4.48%, 7/15/2041
Principal $436,750
Value $424,398
Merrill Lynch Mortgage Trust, 4.17%, 8/12/2039
Principal $3,850,000
Value $3,851,364
Merrill Lynch Mortgage Trust, 4.96%, 7/12/2038
Principal $2,152,250
Value $2,166,842
Morgan Stanley Capital I, 5.13%, 9/15/2042
Principal $936,000
Value $938,351
Morgan Stanley Capital I, 5.02%, 6/15/2038
Principal $2,500,000
Value $634,843
Morgan Stanley Dean Witter Capital I, 5.02%, 10/15/2035
Principal $2,458,250
Value $2,118,701
Morgan Stanley Mortgage Loan Trust, 5.00%, 3/25/2035
Principal $1,645,000
Value $1,402,086
Morgan Stanley Mortgage Loan Trust, 5.25%, 3/25/2035
Principal $2,500,000
Value $1,053,660
PNC Mortgage Acceptance Corp, 7.05%, 10/12/2033
Principal $2,371,000
Value $572,442
Residential Asset Securities Corp, 2.28%, 7/25/2028
Principal $1,427,500
Value $1,411,280
Residential Asset Securities Corp, 4.47%, 3/25/2032
Principal $1,329,500
Value $1,327,214
Residential Asset Securities Corp, 4.51%, 2/25/2032
Principal $3,000,000
Value $1,293,841

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Salomon Brothers Mortgage Securities VII, 6.34%, 12/18/2033
Principal $2,000,000
Value $1,970,791
Triad Auto Receivables Owner Trust, 4.22%, 6/12/2012
Principal $750,000
Value $339,435
USAA Auto Owner Trust, 2.93%, 7/16/2007
Principal $3,750,000
Value $2,171,267
WFS Financial Owner Trust, 4.50%, 2/20/2010
Principal $485,000
Value $475,564
Wachovia Bank Commercial Mortgage Trust, 4.61%, 12/15/2035
Principal $280,362
Value $4,433,048
State Street and Trust Company Mortgage Backed Index Fund **
Units 609,077
Value $11,241,041
State Street and Trust Company Asset Backed Index Fund **
Units 412,868
Value $7,226,378

Total Value of underlying securities $107,393,874
Value of Investment Contracts $913,474

Royal Bank of Canada
Contract SSABRA01 (a)	4.08–4.65%	$108,311,051
Underlying Securities:
AmeriCredit Automobile Receivables Trust, 4.61%, 1/12/2009
Principal $3,000,000
Value $1,563,577
AmeriCredit Automobile Receivables Trust, 3.55%, 2/12/2009
Principal $3,750,000
Value $3,098,408
AmeriCredit Automobile Receivables Trust, 4.63%, 6/6/2012
Principal $3,875,000
Value $3,852,260

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Banc of America Commercial Mortgage Inc, 3.37%, 7/11/2043
Principal $2,125,000
Value $723,646
Bear Stearns Commercial Mortgage Securities, 3.97%, 11/11/2035
Principal $1,557,000
Value $1,323,595
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $1,185,750
Value $984,939
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $3,750,000
Value $3,695,598
Bear Stearns Commercial Mortgage Securities, 4.94%, 10/12/2042
Principal $1,525,000
Value $1,532,193
Countrywide Asset-Backed Certificates, 5.67%, 5/25/2036
Principal $641,000
Value $629,575
Centex Home Equity, 4.02%, 4/25/2028
Principal $564,250
Value $558,257
Centex Home Equity, 5.08%, 5/25/2032
Principal $2,787,500
Value $601,965
CS First Boston Mortgage Securities Corp, 5.26%, 12/15/2035
Principal $550,000
Value $571,517
CS First Boston Mortgage Securities Corp, 6.22%, 12/15/2035
Principal $1,672,500
Value $1,409,630
CS First Boston Mortgage Securities Corp, 3.73%, 3/15/2035
Principal $871,250
Value $834,567
CS First Boston Mortgage Securities Corp, 2.84%, 5/15/2038
Principal $468,000
Value $440,354
CS First Boston Mortgage Securities Corp, 3.38%, 5/15/2038
Principal $1,510,000
Value $1,472,043

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
CS First Boston Mortgage Securities Corp, 3.81%, 12/15/2036
Principal $936,000
Value $914,848
CS First Boston Mortgage Securities Corp, 4.43%, 12/15/2036
Principal $1,702,750
Value $1,670,584
CS First Boston Mortgage Securities Corp, 4.30%, 7/15/2036
Principal $250,000
Value $222,991
Federal Home Loan Bank System, 4.84%, 1/25/2012
Principal $2,500,000
Value $2,381,324
Federal Home Loan Bank, 3.50%, 12/15/2025
Principal $1,250,000
Value $1,038,813
Federal National Mortgage Association, 4.06%, 11/25/2033
Principal $2,500,000
Value $1,772,009
Federal Home Loan Bank, 3.50%, 9/15/2026
Principal $1,750,000
Value $1,502,966
Federal National Mortgage Association, 5.00%, 10/25/2023
Principal $3,275,000
Value $2,654,685
Federal National Mortgage Association, 4.50%, 7/25/2030
Principal $714,250
Value $702,036
Federal Home Loan Bank, 4.50%, 11/15/2026
Principal $1,315,168
Value $1,325,871
Federal Home Loan Bank, 5.50%, 1/15/2026
Principal $3,775,000
Value $3,667,185
Federal National Mortgage Association, 5.50%, 4/25/2024
Principal $94,500
Value $95,575
Federal Home Loan Bank, 5.50%, 7/15/2028
Principal $837,500
Value $839,153
Federal Home Loan Bank, 5.50%, 8/15/2030
Principal $326,907
Value $329,913

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Federal Home Loan Bank, 5.50%, 11/15/2027
Principal $3,750,000
Value $3,624,832
Federal Home Loan Bank, 5.13%, 10/15/2015
Principal $4,500,000
Value $4,432,194
Federal Home Loan Bank, 5.50%, 12/15/2031
Principal $1,979,855
Value $1,458,278
Federal National Mortgage Association, 4.52%, 7/1/2034
Principal $2,335,250
Value $1,196,076
GMAC Commercial Mortgage Securities Inc, 6.65%, 9/15/2035
Principal $2,106,750
Value $1,455,905
GE Capital Commercial Mortgage Corp, 3.09%, 1/10/2038
Principal $1,009,250
Value $1,000,165
GE Capital Commercial Mortgage Corp, 4.71%, 5/10/2043
Principal $3,750,000
Value $1,547,298
IKON Receivables LLC, 4.68%, 11/15/2009
Principal $3,210,000
Value $2,789,183
JP Morgan Chase Commercial Mortgage Securities Corp, 4.13%, 10/15/2037
Principal $2,000,000
Value $1,690,338
JP Morgan Chase Commercial Mortgage Securities Corp, 4.28%, 1/12/2037
Principal $791,750
Value $739,115
JP Morgan Chase Commercial Mortgage Securities Corp, 4.48%, 7/15/2041
Principal $436,750
Value $424,412
Merrill Lynch Mortgage Trust, 4.17%, 8/12/2039
Principal $3,850,000
Value $3,851,496
Merrill Lynch Mortgage Trust, 4.96%, 7/12/2038
Principal $2,152,250
Value $2,166,916

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Morgan Stanley Capital I, 5.13%, 9/15/2042
Principal $936,000
Value $938,383
Morgan Stanley Capital I, 5.02%, 6/15/2038
Principal $2,500,000
Value $634,865
Morgan Stanley Dean Witter Capital I, 5.02%, 10/15/2035
Principal $2,458,250
Value $2,118,774
Morgan Stanley Mortgage Loan Trust, 5.00%, 3/25/2035
Principal $1,645,000
Value $1,402,134
Morgan Stanley Mortgage Loan Trust, 5.25%, 3/25/2035
Principal $2,500,000
Value $1,053,696
PNC Mortgage Acceptance Corp, 7.05%, 10/12/2033
Principal $2,371,000
Value $572,462
Residential Asset Securities Corp, 2.28%, 7/25/2028
Principal $1,427,500
Value $1,411,328
Residential Asset Securities Corp, 4.47%, 3/25/2032
Principal $1,329,500
Value $1,327,259
Residential Asset Securities Corp, 4.51%, 2/25/2032
Principal $3,000,000
Value $1,293,885
Salomon Brothers Mortgage Securities VII, 6.34%, 12/18/2033
Principal $2,000,000
Value $1,970,858
Triad Auto Receivables Owner Trust, 4.22%, 6/12/2012
Principal $750,000
Value $339,446
USAA Auto Owner Trust, 2.93%, 7/16/2007
Principal $3,750,000
Value $2,171,341
WFS Financial Owner Trust, 4.50%, 2/20/2010
Principal $485,000
Value $475,580

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Wachovia Bank Commercial Mortgage Trust, 4.61%, 12/15/2035
Principal $280,362
Value $4,433,200
State Street and Trust Company Mortgage Backed Index Fund **
Units 609,077
Value $11,241,426
State Street and Trust Company Asset Backed Index Fund **
Units 412,868
Value $7,226,625

Total Value of underlying securities $107,397,547
Value of Investment Contracts $913,504
Union Bank of Switzerland
Contract 4264 (a)	4.07–4.64%	$108,311,271
Underlying Securities:
AmeriCredit Automobile Receivables Trust, 4.61%, 1/12/2009
Principal $3,000,000
Value $1,563,580
AmeriCredit Automobile Receivables Trust, 3.55%, 2/12/2009
Principal $3,750,000
Value $3,098,414
AmeriCredit Automobile Receivables Trust, 4.63%, 6/6/2012
Principal $3,875,000
Value $3,852,267
Banc of America Commercial Mortgage Inc, 3.37%, 7/11/2043
Principal $2,125,000
Value $723,648
Bear Stearns Commercial Mortgage Securities, 3.97%, 11/11/2035
Principal $1,557,000
Value $1,323,597
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $1,185,750
Value $984,941
Bear Stearns Commercial Mortgage Securities, 4.00%, 3/13/2040
Principal $3,750,000
Value $3,695,606
Bear Stearns Commercial Mortgage Securities, 4.94%, 10/12/2042
Principal $1,525,000
Value $1,532,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Countrywide Asset-Backed Certificates, 5.67%, 5/25/2036
Principal $641,000
Value $629,576
Centex Home Equity, 4.02%, 4/25/2028
Principal $564,250
Value $558,259
Centex Home Equity, 5.08%, 5/25/2032
Principal $2,787,500
Value $601,966
CS First Boston Mortgage Securities Corp, 5.26%, 12/15/2035
Principal $550,000
Value $571,518
CS First Boston Mortgage Securities Corp, 6.22%, 12/15/2035
Principal $1,672,500
Value $1,409,633
CS First Boston Mortgage Securities Corp, 3.73%, 3/15/2035
Principal $871,250
Value $834,569
CS First Boston Mortgage Securities Corp, 2.84%, 5/15/2038
Principal $468,000
Value $440,355
CS First Boston Mortgage Securities Corp, 3.38%, 5/15/2038
Principal $1,510,000
Value $1,472,046
CS First Boston Mortgage Securities Corp, 3.81%, 12/15/2036
Principal $936,000
Value $914,850
CS First Boston Mortgage Securities Corp, 4.43%, 12/15/2036
Principal $1,702,750
Value $1,670,588
CS First Boston Mortgage Securities Corp, 4.3%, 7/15/2036
Principal $250,000
Value $222,992
Federal Home Loan Bank System, 4.84%, 1/25/2012
Principal $2,500,000
Value $2,381,329
Federal Home Loan Bank, 3.50%, 12/15/2025
Principal $1,250,000
Value $1,038,815

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
Federal National Mortgage Association, 4.06%, 11/25/2033
Principal $2,500,000
Value $1,772,013
Federal Home Loan Bank, 3.50%, 9/15/2026
Principal $1,750,000
Value $1,502,969
Federal National Mortgage Association, 5.00%, 10/25/2023
Principal $3,275,000
Value $2,654,690
Federal National Mortgage Association, 4.50%, 7/25/2030
Principal $714,250
Value $702,037
Federal Home Loan Bank, 4.50%, 11/15/2026
Principal $1,315,168
Value $1,325,874
Federal Home Loan Bank, 5.50%, 1/15/2026
Principal $3,775,000
Value $3,667,193
Federal National Mortgage Association, 5.50%, 4/25/2024
Principal $94,500
Value $95,575
Federal Home Loan Bank, 5.50%, 7/15/2028
Principal $837,500
Value $839,154
Federal Home Loan Bank, 5.50%, 8/15/2030
Principal $326,907
Value $329,914
Federal Home Loan Bank, 5.50%, 11/15/2027
Principal $3,750,000
Value $3,624,840
Federal Home Loan Bank, 5.13%, 10/15/2015
Principal $4,500,000
Value $4,432,203
Federal Home Loan Bank, 5.50%, 12/15/2031
Principal $1,979,855
Value $1,458,281
Federal National Mortgage Association, 4.52%, 7/1/2034
Principal $2,335,250
Value $1,196,079
GMAC Commercial Mortgage Securities Inc, 6.65%, 9/15/2035
Principal $2,106,750
Value $1,455,908

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
GE Capital Commercial Mortgage Corp, 3.09%, 1/10/2038
Principal $1,009,250
Value $1,000,168
GE Capital Commercial Mortgage Corp, 4.71%, 5/10/2043
Principal $3,750,000
Value $1,547,301
IKON Receivables LLC, 4.68%, 11/15/2009
Principal $3,210,000
Value $2,789,189
JP Morgan Chase Commercial Mortgage Securities Corp, 4.13%, 10/15/2037
Principal $2,000,000
Value $1,690,342
JP Morgan Chase Commercial Mortgage Securities Corp, 4.28%, 1/12/2037
Principal $791,750
Value $739,116
JP Morgan Chase Commercial Mortgage Securities Corp, 4.48%, 7/15/2041
Principal $436,750
Value $424,413
Merrill Lynch Mortgage Trust, 4.17%, 8/12/2039
Principal $3,850,000
Value $3,851,504
Merrill Lynch Mortgage Trust, 4.96%, 7/12/2038
Principal $2,152,250
Value $2,166,920
Morgan Stanley Capital I, 5.13%, 9/15/2042
Principal $936,000
Value $938,385
Morgan Stanley Capital I, 5.02%, 6/15/2038
Principal $2,500,000
Value $634,866
Morgan Stanley Dean Witter Capital I, 5.02%, 10/15/2035
Principal $2,458,250
Value $2,118,778
Morgan Stanley Mortgage Loan Trust, 5.00%, 3/25/2035
Principal $1,645,000
Value $1,402,137
Morgan Stanley Mortgage Loan Trust, 5.25%, 3/25/2035
Principal $2,500,000
Value $1,053,698

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

Synthetic Investment Contracts (Continued)
PNC Mortgage Acceptance Corp, 7.05%, 10/12/2033
Principal $2,371,000
Value $572,463
Residential Asset Securities Corp, 2.28%, 7/25/2028
Principal $1,427,500
Value $1,411,331
Residential Asset Securities Corp, 4.47%, 3/25/2032
Principal $1,329,500
Value $1,327,262
Residential Asset Securities Corp, 4.51%, 2/25/2032
Principal $3,000,000
Value $1,293,888
Salomon Brothers Mortgage Securities VII, 6.34%, 12/18/2033
Principal $2,000,000
Value $1,970,862
Triad Auto Receivables Owner Trust, 4.22%, 6/12/2012
Principal $750,000
Value $339,447
USAA Auto Owner Trust, 2.93%, 7/16/2007
Principal $3,750,000
Value $2,171,345
WFS Financial Owner Trust, 4.50%, 2/20/2010
Principal $485,000
Value $475,581
Wachovia Bank Commercial Mortgage Trust, 4.61%, 12/15/2035
Principal $280,362
Value $4,433,209
State Street and Trust Company Mortgage Backed Index Fund **
Units 609,077
Value $11,241,449
State Street and Trust Company Asset Backed Index Fund **
Units 412,868
Value $7,226,640

Total Value of underlying securities $107,397,769
Value of Investment Contracts $913,502

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2005

	Effective annual percentage rate 2005	Investments at Contract Value (Note 2)
Synthetic Investment Contracts (Continued)
CDC Investment Management
Contract WR-1168-05
(Maturity date September 6, 2006)	4.65-5.33%	$4,221,785
Underlying Security:
GE Capital Commercial Mortgage Corp., 5.03%, 12/10/35
Principal $10,000,000
Value $4,215,488
Value of Investment Contract $6,297
Monumental Life Insurance Company
Contract MDA00262TR-4
(Maturity date September 6, 2006)	4.35-5.35%	$2,526,235
Underlying Securities:
Morgan Stanley Dean Witter Capital, 5.02%, 10/15/35
Principal $10,000,000
Value $2,532,604
Value of Investment Contracts $6,369
Total Synthetic Investment Contracts (cost $439,980,790)		$439,980,790

	Units	Value
Short-Term Investments (20.3%)
State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund **
(cost $173,373,446)	178,373,446	$178,373,446

Total Investments of SAFT (cost $880,493,612) (100.0%)		$880,493,612

*	Synthetic investment contracts represent indivdual assets placed in a trust with ownership by the Fund. A third party issues a wrapper contract that guarantees owners can and must execute transactions at contract value. Individual assets of the synthetic contracts are valued at representative quoted market prices. The wrapper is valued as the difference between the fair value of the assets and contract value of the investment contract.
**	Collective Investment Fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(a)	Global wrap contract—holds multiple underlying securities with various maturity dates.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Assets and Liabilities

December 31, 2005
ASSETS

American Bar Association Members / State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $18,114,427 and units of 627,517)	$19,191,310
Intermediate Bond Fund (cost $21,159,364 and units of 1,168,495)	22,389,862
Large Cap Value Equity Fund (cost $3,556,233 and units of 123,181)	4,477,973
Large Cap Growth Equity Fund (cost $3,724,657 and units of 90,778)	4,477,973
Index Equity Fund (cost $7,316,868 and units of 280,695)	8,955,945
International Equity Fund (cost $3,280,541 and units of 180,217)	4,477,973
Receivable for collective investments sold	2,278,687

Total assets	66,249,723

LIABILITIES

Payable for portfolio units redeemed	2,278,687

Total liabilities	2,278,687

Net Assets (equivalent to $20.13 per unit based on 3,177,803 units outstanding)	$63,971,036

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Operations

For the year ended December 31, 2005
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain	3,306,405
Change in net unrealized appreciation (depreciation)	(485,603)

Net realized and unrealized gain	2,820,802

Net increase in net assets resulting from operations	$2,820,802

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$—	$—
Net realized gain on investments	1,501,492	3,306,405
Change in net unrealized appreciation (depreciation)	1,885,605	(485,603)

Net increase in net assets resulting from operations	3,387,097	2,820,802

From unitholder transactions
Proceeds from units issued	11,388,149	14,882,688
Cost of units redeemed	(6,442,957)	(9,795,927)

Net increase in net assets resulting from unitholder transactions	4,945,192	5,086,761

Net increase in net assets	8,332,289	7,907,563

Net Assets
Beginning of year	47,731,184	56,063,473

End of year	$56,063,473	$63,971,036

Number of units
Outstanding—beginning of year	2,644,013	2,910,075
Issued	615,015	764,115
Redeemed	(348,953)	(496,387)

Outstanding—end of year	2,910,075	3,177,803

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income.	$—	$—	$—	$—	$—
Net expenses	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(0.01)	(0.44)	2.05	1.22	0.86

Net increase (decrease) in unit value	(0.01)	(0.44)	2.05	1.22	0.86
Net asset value at beginning of year	16.45	16.44	16.00	18.05	19.27

Net asset value at end of year	$16.44	$16.00	$18.05	$19.27	$20.13

Ratios/Supplemental Data:
Ratio of net expenses to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover†	38%	40%	22%	18%	22%
Total return	(0.06)%	(2.68)%	12.81%	6.76%	4.46%
Net assets at end of year (in thousands)	$31,342	$34,365	$47,731	$56,063	$63,971

†	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than portfolio turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Assets and Liabilities

December 31, 2005
ASSETS

American Bar Association Members/State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $22,261,310 and units of 772,463)	$23,624,188
Intermediate Bond Fund (cost $66,756,859 and units of 3,698,737)	70,872,563
Large Cap Value Equity Fund (cost $16,674,627 and units of 584,871)	21,261,769
Large Cap Growth Equity Fund (cost $17,634,907 and units of 431,023)	21,261,769
Index Equity Fund (cost $44,203,471 and units of 1,702,973)	54,335,631
Mid-Cap Value Equity Fund (cost $3,822,688 and units of 318,691)	4,724,838
Mid-Cap Growth Equity Fund (cost $3,667,104 and units of 224,453)	4,724,838
International Equity Fund (cost $25,124,010 and units of 1,426,139)	35,436,281
Receivable for collective investments sold	8,706,271

Total assets	244,948,148

LIABILITIES

Payable for portfolio units redeemed	8,706,271

Total liabilities	8,706,271

Net assets (equivalent to $21.78 per unit based on 10,844,908 units outstanding)	$236,241,877

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Operations

For the year ended December 31, 2005
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	9,249,796
Change in net unrealized appreciation (depreciation)	4,387,473

Net realized and unrealized gain	13,637,269

Net increase in net assets resulting from operations	$13,637,269

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$—	$—
Net realized gain on investments	1,618,532	9,249,796
Change in net unrealized appreciation (depreciation)	15,507,382	4,387,473

Net increase in net assets resulting from operations	17,125,914	13,637,269

From unitholder transactions
Proceeds from units issued	40,115,210	47,807,629
Cost of units redeemed	(10,565,756)	(28,725,001)

Net increase in net assets resulting from unitholder transactions	29,549,454	19,082,628

Net increase in net assets	46,675,368	32,719,897

Net Assets
Beginning of year	156,846,612	203,521,980

End of year	$203,521,980	$236,241,877

Number of units
Outstanding—beginning of year	8,343,573	9,890,662
Issued	2,084,808	2,315,891
Redeemed	(537,719)	(1,361,645)

Outstanding—end of year	9,890,662	10,844,908

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income	$—	$—	$—	$—	$—
Net expenses	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(1.04)	(1.62)	3.15	1.78	1.20

Net increase (decrease) in unit value	(1.04)	(1.62)	3.15	1.78	1.20
Net asset value at beginning of year	18.31	17.27	15.65	18.80	20.58

Net asset value at end of year	$17.27	$15.65	$18.80	$20.58	$21.78

Ratios/Supplemental Data:
Ratio of net expenses to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover†	28%	31%	17%	12%	20%
Total return	(5.68)%	(9.38)%	20.13%	9.47%	5.83%
Net assets at end of year (in thousands)	$110,855	$112,021	$156,847	$203,522	$236,242

†	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than portfolio turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Assets and Liabilities

December 31, 2005
ASSETS
American Bar Association Members / State Street Collective Trust investment funds, at value
Intermediate Bond Fund (cost $23,922,213 and units of 1,316,988)	$25,235,192
Large Cap Value Equity Fund (cost $16,787,381 and units of 601,616)	21,870,500
Large Cap Growth Equity Fund (cost $18,541,826 and units of 443,363)	21,870,500
Index Equity Fund (cost $42,876,845 and units of 1,581,829)	50,470,385
Mid-Cap Value Equity Fund (cost $3,973,266 and units of 340,424)	5,047,039
Mid-Cap Growth Equity Fund (cost $3,725,129 and units of 239,759)	5,047,039
Small Cap Equity Fund (cost $4,107,769 and units of 74,222)	5,047,039
International Equity Fund (cost $23,472,843 and units of 1,354,126)	33,646,924
Receivable for collective investments sold	9,789,529

Total assets	178,024,147

LIABILITIES
Payable for portfolio units redeemed	9,789,529

Total liabilities	9,789,529

Net assets (equivalent to $22.97 per unit based on 7,324,928 units outstanding)	$168,234,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Operations

For the year ended December 31, 2005
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	5,084,101
Change in net unrealized appreciation (depreciation)	6,964,091

Net realized and unrealized gain	12,048,192

Net increase in net assets resulting from operations	$12,048,192

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2004	2005
From operations
Net investment income	$—	$—
Net realized gain on investments	1,383,457	5,084,101
Change in net unrealized appreciation (depreciation)	14,173,999	6,964,091

Net increase in net assets resulting from operations	15,557,456	12,048,192

From unitholder transactions
Proceeds from units issued	20,925,822	26,049,152
Cost of units redeemed	(8,120,916)	(20,614,472)

Net increase in net assets resulting from unitholder transactions	12,804,906	5,434,680

Net increase in net assets	28,362,362	17,482,872

Net Assets
Beginning of year	122,389,384	150,751,746

End of year	$150,751,746	$168,234,618

Number of units
Outstanding—beginning of year	6,377,795	7,033,101
Issued	1,064,166	1,211,009
Redeemed	(408,860)	(919,182)

Outstanding—end of year	7,033,101	7,324,928

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	For the years ended December 31,
	2001	2002	2003	2004	2005
Investment income	$—	$—	$—	$—	$—
Net expenses	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(2.30)	(3.03)	4.14	2.24	1.54

Net increase (decrease) in unit value	(2.30)	(3.03)	4.14	2.24	1.54
Net asset value at beginning of year	20.38	18.08	15.05	19.19	21.43

Net asset value at end of year	$18.08	$15.05	$19.19	$21.43	$22.97

Ratios/Supplemental Data:
Ratio of net expenses to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover†	20%	29%	17%	10%	19%
Total return	(11.29)%	(16.76)%	27.51%	11.67%	7.19%
Net assets at end of year (in thousands)	$99,141	$84,328	$122,389	$150,752	$168,235

†	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than portfolio turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

1.    Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) has acted as trustee of the Collective Trust. State Street Bank and Trust Company (“State Street Bank”) acted as trustee for the Trust until December 1, 2004. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Ten separate collective investment funds (the “Funds”) and three portfolios comprising the Structured Portfolio Service (the “Portfolios”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Funds and Portfolios are investment options under the Program, which is sponsored by ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds and Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of December 31, 2005, 36.9% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

Index Equity Fund—replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund’s assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund’s financial statements are available from State Street Bank upon request.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of December 31, 2005, 31.6% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

December 31, 2005, 24.5% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of December 31, 2005, 12.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term instruments and investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank collective investment fund. The financial statements of SAFT and YES are available from State Street Bank upon request.

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

State Street is a nondepository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank. State Street has assumed responsibility

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

for administering and providing investment options for the Program under the Collective Trust and the Structured Portfolio Service. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

2.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States of America and provisions of the Trust agreement:

A.    Security Valuation

All Funds and Portfolios (Other than SARF): State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street pursuant to fair value procedures adopted by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers.

State Street, acting through a valuation committee, uses the fair value of a security, including a non-U.S. security, when State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of its net asset value. In making the fair value determination, State Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair valuation may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street’s fair value procedures.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Certain other types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

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

Stable Asset Return Fund: SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. The short-term portfolio instruments of YES are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund’s investors are participants in qualified benefits plans, the insurance company, bank and financial institution investment contracts are maintained by SAFT at contract value (cost plus accrued interest). The values of SARF’s investments in collective investment funds are based on the net asset values of such respective collective investment funds.

The rate at which SARF credits returns to participant accounts (“crediting rate”) can change as the difference between market value and book value of the covered assets changes. As a result, the crediting rate will generally reflect, over time, movements in prevailing interest rates. However, at times it may be less (e.g., when the fair value of the “wrapped” assets is less than contract value) or more (e.g., when the fair value of the “wrapped” assets exceeds contract value) than the prevailing interest rate or the actual income earned on the covered assets. The degree of any increase or decrease in the crediting rate will depend on the amount of the difference and the duration of SARF’s portfolio. The crediting rate may also be affected by increases or decreases in the amount of covered assets under the wrapper agreement as a result of contributions to or withdrawals from the Fund resulting from participant transactions. Thus, to the extent the crediting rate remains below prevailing interest rates, participants contributing to SARF will share in that lower crediting rate; similarly, to the extent the crediting rate exceeds current market rates, withdrawing participants will cede any benefit related to that higher crediting rate to the remaining participants.

In December 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Nos. AAG INV-1 and SOP 94-4-1, “Reporting of Fully Benefit–Responsive Investment Contracts Held by

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined–Contribution Health and Welfare and Pension Plans” (“FSP”) that gave guidance in the use of contract value accounting for benefit-responsive investment contracts owned by certain investment companies utilized exclusively by defined-contribution and health and welfare benefit plans. The FSP requires several changes in financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. SARF currently provides for transactions to be made on a contract value basis and the new reporting requirements are not intended to alter how participants transact with the Fund. The Trust does not expect the adoption of the provisions of the FSP to impact the use of contract value accounting by SAFT, and therefore, by SARF. The FSP is effective for financial statements for annual periods ending after December 15, 2006.

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

C.    Foreign Currency Transactions

The accounting records of the Funds and Portfolios are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at period-end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rates on the respective dates of the transactions.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

E.    Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s or Portfolio’s ending net asset value.

Pursuant to the Declaration of Trust, the Funds and Portfolios are not required to distribute their net investment income or gains from the sale of portfolio investments.

F.    TBA Commitments and Roll Transactions

The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Funds’ other assets. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, these Funds will not be entitled to accrue interest and/or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under “Security Valuation” above. These Funds may dispose of a commitment prior to settlement if the Fund’s advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

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

The Fund enters into futures contracts only on exchanges or boards of trade where the exchange or board of trade acts as the counterparty to the transaction. Thus, credit risk on such transactions is limited to the failure of the exchange or board of trade. Losses in value may arise from changes in the value of the underlying instruments or from illiquidity in the secondary market for the contracts. In addition, there is a risk that there may not be an exact correlation between a futures contract and the underlying index.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

At December 31, 2005, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
Eurodollar Futures	212	$50,619,475	March 2006	$(150,225)
Eurodollar Futures	287	68,244,586	September 2006	32,714
Eurodollar Futures	434	103,410,325	December 2006	(112,900)
Eurodollar Futures	526	125,051,254	June 2006	77,571
Eurodollar Futures	81	19,270,018	March 2007	18,107
Germany Federal Republic Bonds	12	1,716,904	March 2006	14,352
U.K Treasury Bonds	3	585,716	March 2006	4,383
U.S. Treasury Notes 5 Year	828	87,730,793	March 2006	321,832

				205,834
Short
U.S. Treasury Notes 10 Year	332	(35,974,148)	March 2006	(348,727)

				$(142,893)

H.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2005, the International Equity Fund held no foreign currency contracts and the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation (Depreciation)
Bought	Pound Sterling	330,000	$566,014	1/12/06	$1,107
Bought	Pound Sterling	1,222,000	2,171,152	1/12/06	(71,087)
Sold	Pound Sterling	1,679,000	2,898,585	1/12/06	13,144

					$(56,836)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under the contracts. Accordingly, credit risk is limited to any amounts receivable from the counterparty. To reduce credit risk from potential counterparty default, the Fund enters into swap contracts with counterparties whose creditworthiness has been approved by the Advisor to the Fund. The Fund bears the market risk arising from any change in interest rates.

At December 31, 2005, the Intermediate Bond Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation (Depreciation)
26,400,000 USD	Bank of America (b)	06/21/2011	3 Month USD LIBOR	5.00%	$(133,771)
10,600,000 USD	Bank of America (a)	06/21/2016	3 Month USD LIBOR	5.00%	142,546
110,000,000 JPY	Barclays Capital (b)	06/15/2015	6 Month JPY LIBOR	1.50%	3,627
2,900,000 EUR	Barclays Capital (b)	12/15/2014	6 Month EURO LIBOR	4.00%	16,396
24,400,000 USD	Lehman Brothers (a)	06/21/2016	3 Month USD LIBOR	5.00%	328,124
260,000,000 JPY	Merrill Lynch (b)	06/15/2015	6 Month JPY LIBOR	1.50%	6,491
6,800,000 EUR	Morgan Stanley (a)	06/16/2014	6 Month EURO LIBOR	5.00%	(118,338)
400,000 EUR	UBS (a)	10/15/2010	CPI-France	2.1455%	2,925

					$248,000

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.

J.    Option and Swaption Contracts

The Intermediate Bond Fund may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by a Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss in the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

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

Entering into option and swaption contracts involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. To reduce credit risk from potential counterparty default, the Fund enters into these contracts with counterparties whose creditworthiness has been approved by the Advisor. The Fund bears the market risk arising from any change in index values or interest rates.

A summary of the written put options and swaptions for the year ended December 31, 2005 is as follows:

Written Put Option/Swaption Contracts	Number of Contracts	Premium
Outstanding, beginning of year	13,274	$146,112

Options written	291	112,649
Options exercised	—	—
Options expired	(13,565)	(258,761)
Options closed	—	—

Outstanding, end of year	—	—

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A summary of the written call options and swaptions for the year ended December 31, 2005 is as follows:

Written Call Option/Swaption Contracts	Number of Contracts	Premium
Outstanding, beginning of year	13,304	$156,303

Options written	991	229,562
Options exercised	—	—
Options expired	(13,690)	(292,906)
Options closed	—	—

Outstanding, end of year	605	$92,959

At December 31, 2005, the Intermediate Bond Fund held the following written call option contracts:

Security	Contracts	Unrealized Appreciation/ (Depreciation)
Eurodollar Future, 95.50 Call, commencing March 6, 2006	193	$12,642
Eurodollar Future, 95.50 Call, commencing June 6, 2006	412	8,961

Total	605	$21,603

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

3.    Investment Advisory, Investment Management and Related Party Transactions

State Street has retained the services of the sub-advisors listed below to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ARF, an investment advisor at any time.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during the twelve-month period are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
Ariel Capital Management (Mid-Cap Value Equity)	.75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity, Small-Cap Equity and Balanced)**	.50% to .225%	*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .60%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity)	.70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.
**	Effective July 1, 2005, Capital Guardian Trust Company ceased serving as an Investment Advisor to Small-Cap Equity Fund (See Note 7).

Investment Advisor	Fees for the Year Ended December 31, 2005
Alliance Capital Management L.P. (Large-Cap Value Equity)	$754,902
Ariel Capital Management (Mid-Cap Value Equity)	366,359
Capital Guardian Trust Company (Balanced)	662,209
Capital Guardian Trust Company (Large-Cap Growth Equity)	581,633
Capital Guardian Trust Company (Small-Cap Equity)	159,554
J.P. Morgan Fleming Asset Management Limited (International Equity)	632,970
Pacific Investment Management Company (Intermediate Bond)	1,246,394
Philadelphia International Advisors LP (International Equity)	447,984
RCM Capital Management LLC (Large-Cap Growth Equity)	885,781
Smith Asset Management Group, LP (Small-Cap Equity)	676,543
Turner Investment Partners (Mid-Cap Growth Equity)	482,897
Wellington Management Company LLP (Small-Cap Equity)	943,917

A separate program fee (“Program fee”) is paid to each of State Street Bank and ARF. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds. (State Street does not receive any fees or payments in respect of expenses from the Collective Trust. Rather, State Street is entitled to payment for services from State Street Bank.)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the year ended December 31, 2005:

Value of Program Assets	Rate of ARF Program Fee January 1, 2005 through December 31, 2005
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $1,663,209 for the year ended December 31, 2005.

Through September 30, 2005, the State Street Bank Program fee was calculated monthly as one-twelfth of the sum of (i) $800,000 plus (ii) $194 multiplied by the number of participants in the Program, other than active participants without account balances, as of the last Business Day of the preceding month, plus (iii) $194 multiplied by the excess, if any, of the number of active participants of the Program without account balances as of the last Business Day of the preceding month over the number of such participants as of December 31, 2002. This fee was accrued daily and paid monthly.

Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee October 1, 2005 through December 31, 2005
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

All participant-based charges were eliminated in connection with implementation of the above annual asset-based charges, although the Program fee payable to State Street Bank for 2005 did include a one-time base charge of $506,000.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to ..02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the year ended December 31, 2005 totaled $33,339 and is allocated to each Fund based on net asset value.

Benefit payments under the Program generally are made by check. Before such a check becomes payable, funds for its payment are transferred from the Collective Trust to a non-interest bearing account with State Street Bank. No separate fee is charged for processing benefit payments. Rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank’s fees under the Program. The Program fee paid to State Street Bank reflects a $300,000 annual reduction for earnings estimated to be attributable to outstanding benefit checks.

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

Value of Assets in all Funds	Rate
First $1.0 billion (January 1, 2005 through March 31, 2005)	.1560%
First $1.0 billion (April 1, 2005 through September 30, 2005)	.1835%
Next $1.8 billion (January 1, 2005 through September 30, 2005)	.0580%
Over $2.8 billion (January 1, 2005 through September 30, 2005)	.0250%

Effective October 1, 2005, ARF and State Street Bank agreed that the schedule of annual trustee, management and administrative fees be increased as follows:

Value of Assets in all Funds	Rate
First $1.0 billion	.211%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

State Street Bank received Program fees of $11,410,316 and trustee, management and administration fees of $3,189,209 for the year ended December 31, 2005.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Year Ended December 31, 2005
	Purchases	Sales
Balanced Fund	$102,985,048	$120,341,022
Index Equity Fund	37,383,290	29,153,964
Intermediate Bond Fund	91,469,743	68,304,753
International Equity Fund	86,343,684	61,870,616
Large-Cap Growth Equity Fund	279,164,251	362,690,204
Large-Cap Value Equity Fund	87,005,370	76,195,873
Mid-Cap Growth Equity Fund	130,216,435	116,558,397
Mid-Cap Value Equity Fund	30,355,019	18,916,906
Small-Cap Equity Fund	312,562,530	329,097,505
Conservative Structured Portfolio Service	18,855,356	13,768,595
Moderate Structured Portfolio Service	65,346,842	46,264,214
Aggressive Structured Portfolio Service	36,265,224	30,830,545

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Year Ended December 31, 2005
	Purchases	Sales
Intermediate Bond Fund	$1,798,090,958	$1,679,754,843

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

6.    Securities Lending Income

The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as the Funds’ lending agent, to certain brokers and other financial institutions (“Borrowers”). Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the market value of the loaned securities. Borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities. Cash collateral is invested in State Street Quality D Short-Term Investment Fund.

Certain Funds in the Trust also invest in collective investment funds which loan a portion of their securities to qualified Borrowers under collateral requirements identical to those described above.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

At December 31, 2005, the market value of the Funds’ securities on loan and collateral received for securities loaned were as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$21,860,657	$22,583,711
Intermediate Bond	77,522,133	79,120,251
International Equity	23,426,711	24,819,519
Large-Cap Growth Equity	23,468,053	24,183,676
Large-Cap Value Equity	13,633,355	14,045,831
Mid-Cap Growth Equity	19,496,766	20,180,744
Mid-Cap Value Equity	4,885,823	5,054,140
Small-Cap Equity	90,413,558	93,208,562

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at December 31, 2005 was in the form of U.S. Treasury Obligations in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$5,615

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should Borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7.    Changes to Small-Cap Equity Fund

Effective July 1, 2005, the assets of the Small-Cap Equity Fund were allocated into three segments, two of which are actively managed with the advice of, respectively, Wellington Management and Smith Group. The third segment consists of the remainder of the Fund’s assets and is invested to replicate the Russell 2000 Index. Capital Guardian ceased serving as an Investment Advisor to the Fund.

State Street Bank serves as Investment Advisor to the indexed portion of the assets of the Small-Cap Equity Fund. The assets of this portion of the Fund are invested through the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank.

8.    Subsequent Event

Effective March 1, 2006, State Street, after consultation with ARF, replaced RCM Capital Management LLC (“RCM”) as investment advisor of a portion of the actively managed assets of Large-Cap Growth Equity Fund. RCM has been replaced by T. Rowe Price Associates, Inc.